Form 10-K
period 2013-12-31
Hilton Worldwide Holdings Inc.
filed 2014-02-27
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-36243
Hilton Worldwide Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-4384691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7930 Jones Branch Drive, Suite 1100, McLean, VA	22102
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 883-1000

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                         Accelerated filer ☐
Non -accelerated filer ☒ (Do not check if a smaller reporting company)    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2013, the last day of the registrant’s most recently completed second quarter, the registrant’s common stock was not publicly traded. The registrant's common stock, $0.01 par value per share, began trading on the New York Stock Exchange on December 12, 2013. As of February 12, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,787 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).
The number of shares of common stock outstanding on February 12, 2014 was 984,615,364.
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant's definitive proxy statement relating to its 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-K TABLE OF CONTENTS
YEAR ENDED DECEMBER 31, 2013

PART I
Forward -Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "approximately," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Part I—Item 1A. Risk Factors." These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Terms Used in this Annual Report on Form 10-K

Except where the context requires otherwise, references in this Annual Report on Form 10-K to "Hilton," "Hilton Worldwide," "the Company," "we," "us" and "our" refer to Hilton Worldwide Holdings Inc., together with its consolidated subsidiaries. We refer to the estimated 314,000 individuals working at our owned, leased, managed, franchised, timeshare and corporate locations worldwide as of December 31, 2013 as our "team members." Of these team members, approximately 152,000 were directly employed or supervised by us and the remaining team members were employed or supervised by third parties. Except where the context requires otherwise, references to our "properties," "hotels" and "rooms" refer to the hotels, resorts and timeshare properties managed, franchised, owned or leased by us. Of these hotels, resorts and rooms, a portion are directly owned or leased by us or joint ventures in which we have an interest and the remaining hotels, resorts and rooms are owned by our third-party owners.

Investment funds associated with or designated by The Blackstone Group L.P. and their affiliates, our current majority owners, are referred to herein as "Blackstone" or "our Sponsor."

Reference to "ADR" or "Average Daily Rate" means hotel room revenue divided by total number of rooms sold in a given period and "RevPAR" or "Revenue per Available Room" represents hotel room revenue divided by room nights available to guests for a given period.

Reference to "Adjusted EBITDA" means earnings before interest expense, taxes and depreciation and amortization or "EBITDA," further adjusted to exclude certain items. Refer to "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business and Financial Metrics Used by Management" for further discussion over these financial metrics.

Item 1.    Business

Overview

Hilton Worldwide is one of the largest and fastest growing hospitality companies in the world, with 4,115 hotels, resorts and timeshare properties comprising 678,630 rooms in 91 countries and territories. In the nearly 100 years since our founding, we have defined the hospitality industry and established a portfolio of 10 world-class brands. Our flagship full-service Hilton Hotels & Resorts brand is the most recognized hotel brand in the world. Our premier brand portfolio also includes our luxury hotel brands, Waldorf Astoria Hotels & Resorts and Conrad Hotels & Resorts, our full-service hotel brands, DoubleTree by Hilton and Embassy Suites Hotels, our focused-service hotel brands, Hilton Garden Inn, Hampton Inn, Homewood Suites by Hilton and Home2 Suites by Hilton and our timeshare brand, Hilton Grand Vacations. More than 314,000 team members proudly serve in our properties and corporate offices around the world, and we have approximately 40 million members in our award-winning customer loyalty program, Hilton HHonors.

We operate our business through three segments: (1) management and franchise; (2) ownership; and (3) timeshare. These complementary business segments enable us to capitalize on our strong brands, global market presence and significant operational scale. Through our management and franchise segment, which consists of 3,918 hotels with 610,413 rooms, we manage hotels, resorts and timeshare properties owned by third parties and we license our brands to franchisees. Our ownership segment consists of 155 hotels with 61,670 rooms in which we have an ownership interest or lease. Through our timeshare segment, which consists of 42 properties comprising 6,547 units, we market and sell timeshare intervals, operate timeshare resorts and a timeshare membership club and provide consumer financing.

In addition to our current hotel portfolio, we are focused on the growth of our business through expanding our share of the global lodging industry through our development pipeline, which includes 194,572 rooms scheduled to be opened in the future, 99 percent of which are in our management and franchise segment. As of December 31, 2013, 101,810 rooms, representing 52 percent of our development pipeline, were under construction. The expansion of our business is supported by strong lodging industry fundamentals in the current economic environment and long-term growth prospects based on increasing global travel and tourism.

Overall, we believe that our experience in the hotel industry and strong brands and commercial service offerings will continue to drive customer loyalty, including participation in our Hilton HHonors loyalty program, which has approximately 40 million members. Satisfied customers will continue to provide strong overall hotel performance for our hotel owners and us, and encourage further development of additional hotels under our brands and existing and new hotel owners, which further supports our growth and future financial performance. We believe that our existing portfolio and development pipeline, which will require minimal initial capital investment, put us in a strong position to further improve our business.

Our Brand Portfolio

The goal of each of our brands is to deliver exceptional customer experiences and superior operating performance.

		December 31, 2013
Brand(1)	Segment	Countries/ Territories	Hotels	Rooms	Percentage of Total Rooms	Selected Competitors(2)
	Luxury	10	24	10,529	1.6%	Ritz Carlton, Four Seasons, Peninsula, St. Regis, Mandarin Oriental
	Luxury	17	23	7,877	1.2%	Park Hyatt, Sofitel, Intercontinental, JW Marriott, Fairmont
	Upper Upscale	80	554	196,670	29.0%	Marriott, Sheraton, Hyatt, Radisson Blu, Renaissance, Westin, Sofitel, Swissotel, Mövenpick
	Upscale	32	371	93,054	13.7%	Sheraton, Marriott, Crowne Plaza, Wyndham, Radisson, Moevenpick, Hotel Nikko, Holiday Inn, Renaissance
	Upper Upscale	5	215	51,367	7.6%	Renaissance, Sheraton, Hyatt, Residence Inn by Marriott
	Upscale	19	581	79,878	11.8%	Courtyard by Marriott, Holiday Inn, Hyatt Place, Novotel, Aloft, Four Points by Sheraton
	Upper Midscale	15	1,937	190,635	28.1%	Fairfield Inn by Marriott, Holiday Inn Express, Comfort Inn, Quality Inn, La Quinta Inns, Wyngate by Wyndham
	Upscale	3	333	36,778	5.4%	Residence Inn by Marriott, Hyatt House, Staybridge Suites, Candlewood Suites
	Upper Midscale	2	27	2,928	0.4%	Candlewood Suites, AmericInn, Towne Place Suites
	Timeshare	3	42	6,547	1.0%	Marriott Vacation Club, Starwood Vacation Ownership, Hyatt Residence, Wyndham Vacations Resorts
____________

(1)	The table above excludes 8 unbranded hotels with 2,367 rooms, representing approximately 0.2% of total rooms.

(2)	The table excludes lesser known regional competitors.

Waldorf Astoria Hotels & Resorts: What began as an iconic hotel in New York City is today a portfolio of 24 luxury hotels and resorts. In landmark destinations around the world, Waldorf Astoria Hotels & Resorts reflect their locations, each providing the inspirational environments and personalized attention that are the source of unforgettable moments. Properties typically include elegant spa and wellness facilities, high-end restaurants, golf courses (at resort properties), 24-hour room service, fitness and business centers, meeting, wedding and banquet facilities and special event and concierge services.

Conrad Hotels & Resorts: Conrad is a global luxury brand of properties offering guests personalized experiences with sophisticated, locally inspired surroundings and an intuitive service model based on customization and control, as demonstrated by the Conrad Concierge mobile application that enables guest control of on-property amenities and services. Properties typically include convenient and relaxing spa and wellness facilities, enticing restaurants, comprehensive room service, fitness and business centers, multi-purpose meeting facilities and special event and concierge services.

Hilton Hotels & Resorts: Hilton is our global flagship brand and ranks number one for global brand awareness in the hospitality industry, with 554 hotels and resorts in 80 countries and territories across six continents. The brand primarily serves business and leisure upper upscale travelers and meeting groups. Hilton hotels are full-service hotels that typically include meeting, wedding and banquet facilities and special event services, restaurants and lounges, food and beverage services, swimming pools, gift shops, retail facilities and other services.

DoubleTree by Hilton: DoubleTree by Hilton is an upscale, full-service hotel designed to provide true comfort to today’s business and leisure travelers. DoubleTree is united by the brand’s CARE ("Creating a Rewarding Experience") culture and a warm chocolate chip cookie served at check-in. DoubleTree’s diverse portfolio includes historic icons, small contemporary hotels, resorts and large urban hotels.

Embassy Suites Hotels: Embassy Suites are our upper upscale, all-suite hotels that feature two-room guest suites with a separate living room and dining/work area, a complimentary cooked-to-order breakfast and complimentary evening receptions every night. Embassy Suites’ bundled pricing ensures that guests receive value at a single price.

Hilton Garden Inn: Hilton Garden Inn is our award-winning, upscale hotel brand that strives to ensure today’s busy travelers have what they need to be productive on the road. From the Serta Perfect Sleeper bed, to complimentary Internet access, to a comfortable lobby pavilion, Hilton Garden Inn is the brand guests can count on to support them on their journeys.

Hampton Inn: Hampton Inn hotels are our moderately priced, upper midscale hotels with limited food and beverage facilities. The Hampton brand also includes Hampton Inn & Suites hotels, which offer both traditional hotel room accommodations and apartment style suites within one property. Across our over 1,900 Hampton locations around the world, guests receive free hot breakfast and free high-speed Internet access, all for a great price and all supported by the Hampton satisfaction guarantee.

Homewood Suites by Hilton: Homewood Suites by Hilton are our upscale, extended-stay hotels that feature residential style accommodations including business centers, swimming pools, convenience stores and limited meeting facilities. The brand provides the touches, familiarity and comforts of home so that extended-stay travelers can feel at home on the road.

Home2 Suites by Hilton: Home2 Suites by Hilton, our newest brand, are upper midscale hotels that provide a modern and savvy option to budget conscious extended-stay travelers. Offering innovative suites with contemporary design and cutting-edge technology, we strive to ensure that our guests are comfortable and productive, whether they are staying a few days or a few months. The hotel offers a complimentary continental breakfast, integrated laundry and exercise facility, recycling and sustainability initiatives and a pet-friendly policy.

Hilton Grand Vacations: Hilton Grand Vacations ("HGV") is our timeshare brand. Ownership of a deeded real estate interest with club membership points provides members with a lifetime of vacation advantages and the comfort and convenience of residential-style resort accommodations in select, renowned vacation destinations. Each club property provides a distinctive setting, while signature elements remain consistent, such as high-quality guest service, spacious units and extensive on-property amenities.

Our Customer Loyalty Program

Hilton HHonors is our award-winning guest loyalty program that supports our portfolio of 10 brands and our entire system of hotels and timeshare properties. The program generates significant repeat business by rewarding guests with points for each stay at any of our more than 4,000 hotels worldwide, which are then redeemable for free hotel nights and other rewards. Members also can earn points with over 140 partners, including airlines, rail and car rental companies, credit card providers and others. The program provides targeted marketing, promotions and customized guest experiences to approximately 40 million members. Our Hilton HHonors members represented approximately 50 percent of our system-wide occupancy and contributed hotel-level revenues of over $12 billion during the year ended December 31, 2013. Affiliation with our loyalty programs encourages members to allocate more of their travel spending to our hotels. The percentage of travel spending we capture from loyalty members increases as they move up the tiers of our program. The program is funded by contributions from eligible revenues generated by Hilton HHonors members and collected by us from hotels in our system. These funds are applied to reimburse hotels and partners for Hilton HHonors points redemptions and to pay for program administrative expenses and marketing initiatives that support the program.

Our Businesses

We operate our business across three segments: (1) management and franchise; (2) ownership; and (3) timeshare. For more information regarding our segments, see "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 24: "Business Segments" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As of December 31, 2013, our system included the following properties and rooms, by type, brand and region:

	Owned / Leased(1)		Managed		Franchised		Total
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Waldorf Astoria Hotels & Resorts
U.S.	2	1,601	12	5,691	—	—	14	7,292
Americas (excluding U.S.)	—	—	1	248	1	984	2	1,232
Europe	1	370	3	672	—	—	4	1,042
MEA	—	—	3	703	—	—	3	703
Asia Pacific	—	—	1	260	—	—	1	260
Conrad Hotels & Resorts
U.S.	—	—	4	1,335	—	—	4	1,335
Americas (excluding U.S.)	—	—	—	—	1	294	1	294
Europe	1	191	2	741	—	—	3	932
MEA	1	617	2	641	—	—	3	1,258
Asia Pacific	—	—	11	3,422	1	636	12	4,058
Hilton Hotels & Resorts
U.S.	23	21,096	42	24,939	181	54,083	246	100,118
Americas (excluding U.S.)	3	1,836	21	7,339	18	5,487	42	14,662
Europe	74	19,014	56	15,798	21	5,309	151	40,121
MEA	6	2,279	43	13,411	1	410	50	16,100
Asia Pacific	8	3,957	49	18,738	8	2,974	65	25,669
DoubleTree by Hilton
U.S.	12	4,456	28	8,204	237	58,329	277	70,989
Americas (excluding U.S.)	—	—	3	637	11	2,063	14	2,700
Europe	—	—	11	3,474	34	5,523	45	8,997
MEA	—	—	4	842	3	431	7	1,273
Asia Pacific	—	—	26	8,130	2	965	28	9,095
Embassy Suites Hotels
U.S.	18	4,561	39	10,323	151	34,740	208	49,624
Americas (excluding U.S.)	—	—	2	473	5	1,270	7	1,743
Hilton Garden Inn
U.S.	2	290	5	635	514	69,607	521	70,532
Americas (excluding U.S.)	—	—	5	685	23	3,575	28	4,260
Europe	—	—	15	2,620	12	1,751	27	4,371
MEA	—	—	1	180	—	—	1	180
Asia Pacific	—	—	4	535	—	—	4	535
Hampton Inn
U.S.	1	130	50	6,238	1,803	173,677	1,854	180,045
Americas (excluding U.S.)	—	—	6	729	53	6,536	59	7,265
Europe	—	—	4	492	19	2,761	23	3,253
Asia Pacific	—	—	—	—	1	72	1	72
Homewood Suites by Hilton
U.S.	—	—	38	4,342	284	31,266	322	35,608
Americas (excluding U.S.)	—	—	1	102	10	1,068	11	1,170
Home2 Suites by Hilton
U.S.	—	—	—	—	26	2,831	26	2,831
Americas (excluding U.S.)	—	—	1	97	—	—	1	97
Other	3	1,272	5	1,095	—	—	8	2,367
Lodging	155	61,670	498	143,771	3,420	466,642	4,073	672,083
Hilton Grand Vacations	—	—	42	6,547	—	—	42	6,547
Total	155	61,670	540	150,318	3,420	466,642	4,115	678,630
____________

(1)	Includes hotels owned or leased by entities in which we own a noncontrolling interest.

Management and Franchise

Through our management and franchise segment we manage hotels and timeshare properties and license our brands to franchisees. This segment generates its revenue primarily from fees charged to hotel owners and to homeowners’ associations at timeshare properties. We grow our management and franchise business by attracting owners to become a part of our system and participate in our brands and commercial services to support their hotel properties. These contracts require little or no capital investment to initiate on our part, and provide significant return on investment for us as fees are earned.

Hotel and Timeshare Management

Our core management services consist of operating hotels under management agreements for the benefit of third parties, who either own or lease the hotels and the associated personal property. Terms of our management agreements vary, but our fees generally consist of a base management fee based on a percentage of each hotel’s gross revenue, and we also may earn an incentive fee based on gross operating profits, cash flow or a combination thereof. In general, the owner pays all operating and other expenses and reimburses our out-of-pocket expenses. In turn, our managerial discretion typically is subject to approval by the owner in certain major areas, including the approval of annual operating and capital expenditure budgets. Additionally, the owners generally pay a monthly program fee based on a percentage of the total gross room revenue that covers the costs of advertising and marketing programs; internet, technology and reservation systems expenses; and quality assurance program costs. As of December 31, 2013, we managed 498 hotels with 143,771 rooms, excluding our owned and leased hotels.

The initial terms of our management agreements for full-service hotels typically are 20 years. In certain cases where we have entered into a franchise agreement as well as a management agreement, we classify these hotels as managed hotels in our portfolio. Extension options for our management agreements are negotiated and vary, but typically are more prevalent in full-service hotels. Typically these agreements contain one or two extension options that are either for 5 or 10 years and can be exercised at our or the other party’s option or by mutual agreement.

Some of our management agreements provide early termination rights to hotel owners upon certain events, including the failure to meet certain financial or performance criteria. Performance test measures typically are based upon the hotel’s performance individually and/or in comparison to specified competitive hotels. We often have a cure right by paying an amount equal to the performance shortfall over a specified period, although in some cases our cure rights are limited.

In addition to the third-party owned hotels we manage, we provide management services for 42 timeshare properties owned by homeowners' associations and 155 owned, leased and joint venture hotels, from which we recognize management fee revenues.

Franchising

We franchise our brand names, trade and service marks and operating systems to hotel owners under franchise agreements. We do not directly participate in the day-to-day management or operation of franchised hotels. We conduct periodic inspections to ensure that brand standards are maintained and consult with franchisees concerning certain aspects of hotel operations. We approve the location for new construction of franchised hotels, as well as certain aspects of development. In some cases, we provide franchisees with product improvement plans that must be completed in accordance with brand standards to remain in our hotel system. As of December 31, 2013, there were 3,420 franchised hotels with 466,642 rooms.

Each franchisee pays us a franchise application fee. Franchisees also pay a royalty fee, generally based on a percentage of the hotel’s total gross room revenue (and a percentage of food and beverage revenue in some brands), as well as a monthly program fee based on a percentage of the total gross room revenue that covers the costs of advertising and marketing programs; internet, technology and reservation systems expenses; and quality assurance program costs. Franchisees also are responsible for various other fees and charges, including payments for participation in our Hilton HHonors reward program, training, consultation and procurement of certain goods and services.

Our franchise agreements typically have initial terms of approximately 20 years for new construction and approximately 10 to 20 years for properties that are converted from other brands. At the expiration of the initial term, we may relicense the hotel to the franchisee, at our or the hotel owner’s option or by mutual agreement, for an additional term ranging from 10 to 15 years. We have the right to terminate a franchise agreement upon specified events of default, including nonpayment of fees or noncompliance with brand standards. If a franchise agreement is terminated by us because of a franchisee’s default, the franchisee is contractually required to pay us liquidated damages.

Ownership

We are among the largest hotel owners in the world based upon the number of rooms at our owned, leased and joint venture hotels. Our diverse global portfolio of owned and leased properties includes a number of leading hotels in major gateway cities such as New York City, London, San Francisco, Chicago, São Paolo, Sydney and Tokyo. The portfolio includes iconic hotels with significant underlying real estate value, including The Waldorf Astoria New York, the Hilton Hawaiian Village and the London Hilton on Park Lane. Real estate investment was a critical component of the growth of our business in our early years. Our real estate holdings grew over time through new construction, purchases or leases of hotels, investments in joint ventures and the acquisition of other hotel companies. In recent years, we have expanded our hotel system less through real estate investment and more by increasing the number of management and franchise agreements we have with third-party hotel owners.

We have focused on maximizing the cost efficiency and profitability of the portfolio by, among other things, implementing new labor management practices and systems and reducing fixed costs. Through our disciplined approach to asset management, we have developed and executed on strategic plans for each of our hotels to enhance the market position of each property, and at many of our hotels we have renovated guest rooms and public spaces and added or enhanced meeting and retail space to improve profitability. At certain of our hotels, we are evaluating options for the adaptive reuse of all or a portion of the property to residential, retail or timeshare in order to deploy our real estate to its highest and best use.

Timeshare

Our timeshare segment generates revenue from three primary sources:

•
Timeshare Sales—We market and sell timeshare interests owned by Hilton and third parties. We also source timeshare intervals through sales and marketing agreements with third-party developers. This allows us to sell timeshare units on behalf of third-party developers in exchange for sales, marketing and branding fees on interval sales, and to earn fees from resort operations and the servicing of consumer loans while deploying little up-front capital related to the construction of the property.

•
Resort Operations—We manage the HGV Club, receiving enrollment fees, annual dues and transaction fees from member exchanges for other vacation products. We generate rental revenue from unit rentals of unsold inventory and inventory made available due to ownership exchanges under our HGV Club program. We also earn revenue from retail and spa outlets at our timeshare properties.

•
Financing—We provide consumer financing, which includes interest income generated from the origination of consumer loans to customers to finance their purchase of timeshare intervals and revenue from servicing the loans.

HGV’s primary product is a fee-simple timeshare interest deeded in perpetuity. This ownership interest is an interest in real estate equivalent to annual usage rights, generally for one week, at the timeshare resort where the timeshare interval was purchased. Each purchaser is automatically enrolled in the HGV Club, giving the purchaser an annual allotment of Club Points that allow the purchaser to exchange his or her annual usage rights for a number of options, including: a priority reservation period to stay at his or her home resort where his or her timeshare interval is deeded, stays at any resort in the HGV system, reservations for experiential travel such as cruises, conversion to Hilton HHonors points for stays at our hotels and other options, including stays at more than 5,000 resorts included in the RCI timeshare vacation exchange network. In addition, we operate the Hilton Club, which operates for owners of timeshare intervals at the Hilton New York, but whose members also enjoy exchange benefits with the HGV Club. As of December 31, 2013, HGV managed a global system of 42 resorts and the HGV Club and the Hilton Club had more than 212,000 members in total.

Competition

We encounter active and robust competition as a hotel, residential, resort and timeshare manager, franchisor and developer. Competition in the hotel and lodging industry generally is based on the attractiveness of the facility, location, level of service, quality of accommodations, amenities, food and beverage options and outlets, public spaces and other guest services, consistency of service, room rate, brand reputation and the ability to earn and redeem loyalty program points through a global system. Our properties and brands compete with other hotels, resorts, motels and inns in their respective geographic markets or customer segments, including facilities owned by local interests, individuals, national and international chains, institutions, investment and pension funds and real estate investment trusts ("REITs"). We believe that our position as a multi-branded owner, operator, manager and franchisor of hotels makes us one of the largest and most geographically diverse lodging companies in the world.

Our principal competitors include other branded and independent hotel operating companies, national and international hotel brands and ownership companies, including hotel REITs. While local and independent brand competitors vary, on a global scale our primary competitors are firms such as Accor S.A., Carlson Rezidor Group, Fairmont Raffles Hotels International, Hong Kong and Shanghai Hotels, Limited, Hyatt Hotels Corporation, Intercontinental Hotel Group, Marriott International, Mövenpick Hotels and Resorts, Starwood Hotels & Resorts Worldwide and Wyndham Worldwide Corporation.

In the timeshare business, we compete with other hotel and resort timeshare operators for sales of timeshare intervals based principally on location, quality of accommodations, price, financing terms, quality of service, terms of property use and opportunity for timeshare owners to exchange into time at other timeshare properties or other travel rewards. In addition, we compete based on brand name recognition and reputation, as well as with national and independent timeshare resale companies and owners reselling existing timeshare intervals, which could reduce demand or prices for sales of new timeshare intervals. Our competitors in the timeshare space include Hyatt Residence Club, Marriott Vacations Worldwide Corp., Starwood Vacation Ownership and Wyndham Vacation Resorts.

Seasonality

The hospitality industry is seasonal in nature. The periods during which our lodging properties experience higher revenues vary from property to property, depending principally upon location and the customer-base served. We generally expect our revenues to be lower in the first quarter of each year than in each of the three subsequent quarters, with the fourth quarter generally being the highest.

Cyclicality

The hospitality industry is cyclical and demand generally follows, on a lagged basis, key macroeconomic indicators. There is a history of increases and decreases in demand for hotel rooms, in occupancy levels and in room rates realized by owners of hotels through economic cycles. The combination of changes in economic conditions and in the supply of hotel rooms can result in significant volatility in results for owners and managers of hotel properties. The costs of running a hotel tend to be more fixed than variable. As a result, in an environment of declining revenues the rate of decline in earnings can be higher than the rate of decline in revenues. The vacation ownership business also is cyclical as the demand for vacation ownership units is affected by the availability and cost of financing for purchases of vacation ownership units, as well as general economic conditions and the relative health of the housing market.

Intellectual Property

In the highly competitive hospitality industry in which we operate, trademarks, service marks, trade names, logos and patents are very important to the success of our business. We have a significant number of trademarks, service marks, trade names, logos, patents and pending registrations and expend significant resources each year on surveillance, registration and protection of our trademarks, service marks, trade names, logos and patents, which we believe have become synonymous in the hospitality industry with a reputation for excellence in service and authentic hospitality.

Government Regulation

Our business is subject to various foreign and U.S. federal and state laws and regulations, including: laws and regulations that govern the offer and sale of franchises, many of which impose substantive requirements on franchise agreements and require that certain materials be registered before franchises can be offered or sold in a particular state; and extensive state and federal laws and regulations relating to our timeshare business, primarily relating to the sale and marketing of timeshare intervals.

In addition, a number of states regulate the activities of hospitality properties and restaurants, including safety and health standards, as well as the sale of liquor at such properties, by requiring licensing, registration, disclosure statements and compliance with specific standards of conduct. Operators of hospitality properties also are subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could reduce the revenue and profitability of our properties and could otherwise adversely affect our operations.

We also manage and own hotels with casino gaming operations as part of or adjacent to the hotels. However, with the exception of casinos at certain of our properties in Puerto Rico and one property in Egypt, third parties manage and operate the casinos. We hold and maintain the casino gaming license and manage the casinos located in Puerto Rico and Egypt and employ third-party compliance consultants and service providers. As a result, our business operations at these facilities are subject to the licensing and regulatory control of the local regulatory agency responsible for gaming licenses and operations in those jurisdictions.

Finally, as an international owner, operator and franchisor of hospitality properties in 91 countries and territories, we also are subject to the local laws and regulations in each country in which we operate, including employment laws and practices, privacy laws, tax laws, which may provide for tax rates that exceed those of the U.S. and which may provide that our foreign earnings are subject to withholding requirements or other restrictions, unexpected changes in regulatory requirements or monetary policy and other potentially adverse tax consequences.

Environmental Matters

We are subject to certain requirements and potential liabilities under various foreign and U.S. federal, state and local environmental, health and safety laws and regulations and incur costs in complying with such requirements. These laws and regulations govern actions including air emissions, the use, storage and disposal of hazardous and toxic substances, and wastewater disposal. In addition to investigation and remediation liabilities that could arise under such laws, we may also face personal injury, property damage, fines or other claims by third parties concerning environmental compliance or contamination. In addition to our hotel accommodations, we operate a number of laundry facilities located in certain areas where we have multiple properties. We use and store hazardous and toxic substances, such as cleaning materials, pool chemicals, heating oil and fuel for back-up generators at some of our facilities, and we generate certain wastes in connection with our operations. Some of our properties include older buildings, and some may have, or may historically have had, dry-cleaning facilities and underground storage tanks for heating oil and back-up generators. We have from time to time been responsible for investigating and remediating contamination at some of our facilities, such as contamination that has been discovered when we have removed underground storage tanks, and we could be held responsible for any contamination resulting from the disposal of wastes that we generate, including at locations where such wastes have been sent for disposal. In some cases, we may be entitled to indemnification from the party that caused the contamination, or pursuant to our management or franchise agreements, but there can be no assurance that we would be able to recover all or any costs we incur in addressing such problems. From time to time, we may also be required to manage, abate, remove or contain mold, lead, asbestos-containing materials, radon gas or other hazardous conditions found in or on our properties. We have implemented an on-going operations and maintenance plan at each of our owned and operated properties that seeks to identify and remediate these conditions as appropriate. Although we have incurred, and expect that we will continue to incur, costs relating to the investigation, identification and remediation of hazardous materials known or discovered to exist at our properties, those costs have not had, and are not expected to have, a material adverse effect on our financial condition, results of operations or cash flow.

Insurance

We maintain insurance coverage for general liability, property including business interruption, terrorism, workers’ compensation and other risks with respect to our business for all of our owned hotels. Most of our insurance policies are written with self-insured retentions or deductibles that are common in the insurance market for similar risks. These policies provide coverage for claim amounts that exceed our self-insured retentions or deductibles. Our insurance provides coverage related to any claims or losses arising out of the design, development and operation of our hotels.

U.S. hotels that we manage are permitted to participate in our insurance programs by mutual agreement with our hotel owners or, if not participating, must purchase insurance programs consistent with our requirements. U.S. franchised hotels are not permitted to participate in our insurance programs but rather must purchase insurance programs consistent with our requirements. Non-U.S. managed and franchised hotels are required to participate in certain of our insurance programs. All other insurance programs purchased by hotel owners must meet our requirements. In addition, our management and franchise agreements typically include provisions requiring the owner of the hotel property to indemnify us against losses arising from the design, development and operation of our hotels.

History

Hilton Worldwide Holdings Inc. was incorporated in Delaware in March 2010. In 1919, our founder Conrad Hilton purchased his first hotel in Cisco, Texas. Through our predecessors, we commenced operations in 1946 when our subsidiary Hilton Hotels Corporation, later renamed Hilton Worldwide, Inc., was incorporated in Delaware.

Employees

As of December 31, 2013, approximately 152,000 people were employed at our managed, owned, leased, timeshare and corporate locations. There were an additional estimated 162,000 individuals working at our franchised locations that we do not employ or supervise.

As of December 31, 2013, approximately 26 percent of our employees globally (or 29 percent of our employees in the U.S.) were covered by various collective bargaining agreements generally addressing pay rates, working hours, other terms and conditions of employment, certain employee benefits and orderly settlement of labor disputes.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Our SEC filings are available to the public over the internet at the SEC's website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.hiltonworldwide.com as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any filed document at the SEC's public reference room in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about public reference rooms.

We maintain an internet site at http://www.hiltonworldwide.com. Our website and the information contained on or connected to that site are not incorporated into this Annual Report on Form 10-K.

Item 1A.    Risk Factors

In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our company and our business.

Risks Relating to Our Business and Industry

We are subject to the business, financial and operating risks inherent to the hospitality industry, any of which could reduce our revenues and limit opportunities for growth.

Our business is subject to a number of business, financial and operating risks inherent to the hospitality industry, including:

•	significant competition from multiple hospitality providers in all parts of the world;

•	changes in operating costs, including energy, food, compensation, benefits and insurance;

•	increases in costs due to inflation that may not be fully offset by price and fee increases in our business;

•	changes in tax and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•	the costs and administrative burdens associated with complying with applicable laws and regulations;

•	the costs or desirability of complying with local practices and customs;

•	significant increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

•	shortages of labor or labor disruptions;

•	the availability and cost of capital necessary for us and third-party hotel owners to fund investments, capital expenditures and service debt obligations;

•
delays in or cancellations of planned or future development or refurbishment projects, which in the case of our managed and franchised hotels and timeshare properties controlled by homeowner associations are generally not within our control;

•	the quality of services provided by franchisees;

•	the financial condition of third-party property owners, developers and joint venture partners;

•	relationships with third-party property owners, developers and joint venture partners, including the risk that owners may terminate our management, franchise or joint venture agreements;

•
changes in desirability of geographic regions of the hotels or timeshare resorts in our business, geographic concentration of our operations and customers and shortages of desirable locations for development;

•	changes in the supply and demand for hotel services (including rooms, food and beverage and other products and services) and vacation ownership services and products;

•	the ability of third-party internet and other travel intermediaries to attract and retain customers; and

•	decreases in the frequency of business travel that may result from alternatives to in-person meetings, including virtual meetings hosted online or over private teleconferencing networks.

Any of these factors could increase our costs or limit or reduce the prices we are able to charge for hospitality services and timeshare products, or otherwise affect our ability to maintain existing properties or develop new properties. As a result, any of these factors can reduce our revenues and limit opportunities for growth.

Macroeconomic and other factors beyond our control can adversely affect and reduce demand for our products and services.

Macroeconomic and other factors beyond our control can reduce demand for hospitality products and services, including demand for rooms at properties that we manage, franchise, own, lease or develop, as well as demand for timeshare properties. These factors include, but are not limited to:

•
changes in general economic conditions, including low consumer confidence, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy;

•	war, political conditions or civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•	decreased corporate or government travel-related budgets and spending, as well as cancellations, deferrals or renegotiations of group business such as industry conventions;

•	statements, actions, or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities;

•	the financial and general business condition of the airline, automotive and other transportation-related industries and its effect on travel, including decreased airline capacity and routes;

•
conditions which negatively shape public perception of travel, including travel-related accidents and outbreaks of pandemic or contagious diseases, such as avian flu, severe acute respiratory syndrome (SARS) and H1N1 (swine flu);

•	cyber-attacks;

•	climate change or availability of natural resources;

•	natural or man-made disasters, such as earthquakes, tsunamis, tornadoes, hurricanes, typhoons, floods, volcanic eruptions, oil spills and nuclear incidents;

•	changes in the desirability of particular locations or travel patterns of customers;

•	cyclical over-building in the hotel and timeshare industries; and

•	organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of business for our hotels generally as a result of certain labor tactics.

Any one or more of these factors could limit or reduce overall demand for our products and services or could negatively affect our revenue sources, which could adversely affect our business, financial condition and results of operations.

Contraction in the global economy or low levels of economic growth could adversely affect our revenues and profitability as well as limit or slow our future growth.

Consumer demand for our services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Decreased global or regional demand for hospitality products and services can be especially pronounced during periods of economic contraction or low levels of economic growth, and the recovery period in our industry may lag overall economic improvement. Declines in demand for our products and services due to general economic conditions could negatively affect our business by decreasing the revenues and profitability of our owned properties, limiting the amount of fee revenues we are able to generate from our managed and franchised properties, and reducing overall demand for timeshare intervals. In addition, many of the expenses associated with our business, including personnel costs, interest, rent, property taxes, insurance and utilities, are relatively fixed. During a period of overall economic weakness, if we are unable to meaningfully decrease these costs as demand for our hotels and timeshare properties decreases, our business operations and financial performance may be adversely affected.

The hospitality industry is subject to seasonal and cyclical volatility, which may contribute to fluctuations in our results of operations and financial condition.

The hospitality industry is seasonal in nature. The periods during which our lodging properties experience higher revenues vary from property to property, depending principally upon location and the customer base served. We generally expect our revenues to be lower in the first quarter of each year than in each of the three subsequent quarters with the fourth quarter generally being the highest. In addition, the hospitality industry is cyclical and demand generally follows, on a lagged basis, the general economy. The seasonality and cyclicality of our industry may contribute to fluctuations in our results of operations and financial condition.

Because we operate in a highly competitive industry, our revenues or profits could be harmed if we are unable to compete effectively.

The segments of the hospitality industry in which we operate are subject to intense competition. Our principal competitors are other operators of luxury, full-service and focused-service and timeshare properties, including other major hospitality chains with well-established and recognized brands. We also compete against smaller hotel chains, independent and local hotel owners and operators and independent timeshare operators. If we are unable to compete successfully, our revenues or profits may decline.

Competition for hotel guests

We face competition for individual guests, group reservations and conference business. We compete for these customers based primarily on brand name recognition and reputation, as well as location, room rates, property size and availability of rooms and conference space, quality of the accommodations, customer satisfaction, amenities and the ability to earn and redeem loyalty program points. Our competitors may have greater financial and marketing resources and more efficient technology platforms, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could affect our ability to compete for guests effectively.

Competition for management and franchise agreements

We compete to enter into management and franchise agreements. Our ability to compete effectively is based primarily on the value and quality of our management services, brand name recognition and reputation, our ability and willingness to invest capital, availability of suitable properties in certain geographic areas, and the overall economic terms of our agreements and the economic advantages to the property owner of retaining our management services and using our brands. If the properties that we manage or franchise perform less successfully than those of our competitors, if we are unable to offer terms as favorable as those offered by our competitors, or if the availability of suitable properties is limited, our ability to compete effectively for new management or franchise agreements could be reduced.

Competition for sales of timeshare properties

We compete with other timeshare operators for sales of timeshare intervals based principally on location, quality of accommodations, price, financing terms, quality of service, terms of property use, opportunity for timeshare owners to exchange into time at other timeshare properties or other travel rewards as well as brand name recognition and reputation. Our ability to attract and retain purchasers of timeshare intervals depends on our success in distinguishing the quality and value of our timeshare offerings from those offered by others. If we are unable to do so, our ability to compete effectively for sales of timeshare intervals could be adversely affected.

Any deterioration in the quality or reputation of our brands could have an adverse effect on our reputation, business, financial condition or results of operations.

Our brands and our reputation are among our most important assets. Our ability to attract and retain guests depends, in part, on the public recognition of our brands and their associated reputation. In addition, the success of our hotel owners’ businesses and their ability to make payments to us may indirectly depend on the strength and reputation of our brands. Such dependence makes our business susceptible to risks regarding brand obsolescence and to reputational damage. If our brands become obsolete or are viewed as unfashionable or lacking in consistency and quality, we may be unable to attract guests to our hotels, and further we may be unable to attract or retain our hotel owners.

In addition, many factors can negatively affect the reputation of any individual brand, or the overall brand of our company. Changes in ownership or management practices, the occurrence of accidents or injuries, natural disasters, crime, individual guest notoriety or similar events can have a substantial negative effect on our reputation, create adverse publicity and cause a loss of consumer confidence in our business. Because of the global nature of our brands and the broad expanse of our business and hotel locations, events occurring in one location could have a resulting negative effect on the reputation and operations of otherwise successful individual locations. In addition, the considerable expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by such incidents. We could also face legal claims related to these events, along with adverse publicity resulting from such litigation. If the perceived quality of our brands declines, or if our reputation is damaged, our business, financial condition or results of operations could be adversely affected.

If we are unable to maintain good relationships with third-party hotel owners and renew or enter into new management and franchise agreements, we may be unable to expand our presence and our business, financial condition and results of operations may suffer.

Our management and franchise business depends on our ability to establish and maintain long-term, positive relationships with third-party property owners and on our ability to renew existing, and enter into new, management and franchise agreements. The management and franchise contracts we enter into with third-party owners are typically long-term arrangements, but may allow the hotel owner to terminate the agreement under certain circumstances, including in certain cases, the failure to meet certain financial or performance criteria. Our ability to meet these financial and performance criteria is subject to, among other things, risks common to the overall hotel industry, including factors outside of our control. In addition, any negative management and franchise pricing trends could adversely affect our ability to negotiate with hotel owners. If we fail to maintain and renew existing management and franchise agreements, and enter into new agreements on favorable terms, we may be unable to expand our presence and our business, financial condition and results of operations may suffer.

Our management and franchise business is subject to real estate investment risks for third-party owners that could adversely affect our operational results and our prospects for growth.

The ability to grow our management and franchise business is subject to the range of risks associated with real estate investments. Our ability to sustain continued growth through management and franchise agreements for new hotels and the conversion of existing facilities to managed or franchised branded hotels is affected, and may potentially be limited, by a variety of factors influencing real estate development generally. These include site availability, the availability of financing, planning, zoning and other local approvals. Other limitations that may be imposed by market factors include projected room occupancy, changes in growth in demand compared to projected supply, geographic area restrictions in management and franchise agreements, costs of construction and anticipated room rate structure. Any inability by us or our third-party owners to manage these factors effectively could adversely affect our operational results and our prospects for growth.

If our third-party property owners are unable to repay or refinance loans secured by the mortgaged properties, or to obtain financing adequate to fund current operations or growth plans, our revenues, profits and capital resources could be reduced and our business could be harmed.

Many of the properties owned by our third-party property owners are pledged as collateral for mortgage loans entered into when such properties were purchased or refinanced by them. If our third-party property owners are unable to repay or refinance maturing indebtedness on favorable terms or at all, their lenders could declare a default, accelerate the related debt and repossess the property. Any such repossessions could result in the termination of our management and franchise agreements or eliminate revenues and cash flows from such property, which could negatively affect our business and results of operations. In addition, the owners of managed and franchised hotels depend on financing to buy, develop and improve hotels and in some cases, fund operations during down cycles. Our hotel owners’ inability to obtain adequate funding could materially adversely affect the maintenance and improvement plans with respect to existing hotels, as well as result in the delay or stoppage of the development of our existing pipeline.

If third-party property owners fail to make investments necessary to maintain or improve their properties, guest preference for Hilton brands and reputation and performance results could suffer.

Substantially all of our management and franchise agreements require third-party property owners to comply with standards that are essential to maintaining the quality and reputation of our branded hotel properties. This includes requirements related to the physical condition, safety standards and appearance of the properties as well as the service levels provided by employees. These standards may evolve with customer preference, or we may introduce new requirements and team members over time. If our property owners fail to make investments necessary to maintain or improve the properties in accordance with such standards, guest preference for our brands could diminish, and this could result in an adverse effect on our results of operations. In addition, if third-party property owners fail to observe standards and meet their contractual requirements, we may elect to exercise our termination rights, which would eliminate revenues from these properties and cause us to incur expenses related to terminating these relationships. We may be unable to find suitable or offsetting replacements for any terminated relationships.

Contractual and other disagreements with third-party property owners could make us liable to them or result in litigation costs or other expenses.

Our management and franchise agreements require us and our hotel owners to comply with operational and performance conditions that are subject to interpretation and could result in disagreements. At any given time, we may be in disputes with one or more of our hotel owners. Any such dispute could be very expensive for us, even if the outcome is ultimately in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with any third-party. An adverse result in any of these proceedings could materially adversely affect our results of operations. Furthermore, specific to our industry, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties, which means that property owners may assert the right to terminate agreements even where the agreements do not expressly provide for termination. In the event of any such termination, our fees from such properties would be eliminated, and accordingly may negatively affect our results of operations.

We are exposed to the risks resulting from significant investments in owned and leased real estate, which could increase our costs, reduce our profits and limit our ability to respond to market conditions.

We own or lease a substantial amount of real property as one of our three business segments. Real estate ownership and leasing is subject to various risks that may or may not be applicable to managed or franchised properties, including:

•	governmental regulations relating to real estate ownership or operations, including tax, environmental, zoning and eminent domain laws;

•

•	changes in market conditions or the area in which real estate is located losing value;

•	differences in potential civil liability between owners and operators for accidents or other occurrences on owned or leased properties;

•	the ongoing need for owner-funded capital improvements and expenditures to maintain or upgrade properties;

•	periodic total or partial closures due to renovations and facility improvements;

•	risks associated with mortgage debt, including the possibility of default, fluctuating interest rate levels and uncertainties in the availability of replacement financing;

•	fluctuations in real estate values or potential impairments in the value of our assets; and

•	the relative illiquidity of real estate compared to some other assets.

The negative effect on profitability and cash flow from declines in revenues is more pronounced in owned properties because we, as the owner, bear the risk of their high fixed-cost structure. Further, during times of economic distress, declining demand and declining earnings often result in declining asset values, and we may not be able to sell properties on favorable terms or at all. Accordingly, we may not be able to adjust our owned property portfolio promptly in response to changes in economic or other conditions.

Our efforts to develop, redevelop or renovate our owned and leased properties could be delayed or become more expensive, which could reduce revenues or impair our ability to compete effectively.

Certain of our owned and leased properties were constructed more than a century ago. The condition of aging properties could negatively affect our ability to attract guests or result in higher operating and capital costs, either of which could reduce revenues or profits from these properties. While we have budgeted for replacements and repairs to furniture, fixtures and hotel equipment at our properties there can be no assurance that these replacements and repairs will occur, or even if completed, will result in improved performance. In addition, these efforts are subject to a number of risks, including:

•	construction delays or cost overruns (including labor and materials) that may increase project costs;

•	obtaining zoning, occupancy and other required permits or authorizations;

•	changes in economic conditions that may result in weakened or lack of demand or negative project returns;

•	governmental restrictions on the size or kind of development;

•	volatility in the debt and capital markets that may limit our ability to raise capital for projects or improvements;

•	lack of availability of rooms or meeting spaces for revenue-generating activities during construction, modernization or renovation projects;

•	force majeure events, including earthquakes, tornadoes, hurricanes, floods or tsunamis; and

•	design defects that could increase costs.

If our properties are not updated to meet guest preferences, if properties under development or renovation are delayed in opening as scheduled, or if renovation investments adversely affect or fail to improve performance, our operations and financial results could be negatively affected.

Our properties may not be permitted to be rebuilt if destroyed.

Certain of our properties may qualify as legally-permissible nonconforming uses and improvements, including certain of our iconic and most profitable properties. If a substantial portion of any such properties were to be destroyed by fire or other casualty, we might not be permitted to rebuild that property as it now exists, regardless of the availability of insurance proceeds. Any loss of this nature, whether insured or not, could materially adversely affect our results of operations and prospects.

We share control in joint venture projects, which limits our ability to manage third-party risks associated with these projects.

Joint venturers often have shared control over the operation of our joint venture assets. In most cases, we are minority participants and do not control the decisions of the ventures. Therefore, joint venture investments may involve risks such as the possibility that a co-venturer in an investment might become bankrupt, be unable to meet its capital contribution obligations, have economic or business interests or goals that are inconsistent with our business interests or goals, or take actions that are contrary to our instructions or to applicable laws and regulations. In addition, we may be unable to take action without the approval of our joint venture partners, or our joint venture partners could take actions binding on the joint venture without our consent. Consequently, actions by a co-venturer or other third-party could expose us to claims for damages, financial penalties and reputational harm, any of which could have an adverse effect on our business and operations. In addition, we may agree to guarantee indebtedness incurred by a joint venture or co-venturer or provide standard indemnifications to lenders for loss liability or damage occurring as a result of our actions or actions of the joint venture or other co-venturers. Such a guarantee or indemnity may be on a joint and several basis with a co-venturer, in which case we may be liable in the event such co-venturer defaults on its guarantee obligation. The non-performance of such obligations may cause losses to us in excess of the capital we initially may have invested or committed under such obligations.

Preparing our financial statements requires us to have access to information regarding the results of operations, financial position and cash flows of our joint ventures. Any deficiencies in our joint ventures’ internal controls over financial reporting may affect our ability to report our financial results accurately or prevent or detect fraud. Such deficiencies also could result in restatements of, or other adjustments to, our previously reported or announced operating results, which could diminish investor confidence and reduce the market price for our shares. Additionally, if our joint ventures are unable to provide this information for any meaningful period or fail to meet expected deadlines, we may be unable to satisfy our financial reporting obligations or timely file our periodic reports.

Although our joint ventures may generate positive cash flow, in some cases they may be unable to distribute that cash to the joint venture partners. Additionally, in some cases our joint venture partners control distributions and may choose to leave capital in the joint venture rather than distribute it. Because our ability to generate liquidity from our joint ventures depends in part on their ability to distribute capital to us, our failure to receive distributions from our joint venture partners could reduce our return on these investments.

The timeshare business is subject to extensive regulation and failure to comply with such regulation may have an adverse effect on our business.

We develop, manage, market and sell timeshare intervals. Certain of these activities are subject to extensive state regulation in both the state in which the timeshare property is located and the states in which the timeshare property is marketed and sold. Federal regulation of certain marketing practices also applies. In addition, we provide financing to some purchasers of timeshare intervals and we also service the resulting loans. This practice subjects us to various federal and state regulations, including those which require disclosure to borrowers regarding the terms of their loans as well as settlement, servicing and collection of loans. If we fail to comply with applicable federal, state, and local laws in connection with our timeshare business, we may not be able to offer timeshare intervals or associated financing in certain areas, and as a result, the timeshare business could suffer a decline in revenues.

A decline in timeshare interval inventory or our failure to enter into and maintain timeshare management agreements may have an adverse effect on our business or results of operations.

In addition to timeshare interval inventory from our owned timeshare properties, we source inventory through sales and marketing agreements with third-party developers. If we fail to develop timeshare properties or are unsuccessful in entering into new agreements with third-party developers, we may experience a decline in timeshare interval inventory available to be sold by us, which could result in a decrease in our revenues. In addition, a decline in timeshare interval inventory could result in both a decrease of financing revenues that are generated from purchasers of timeshare intervals and fee revenues that are generated by providing management services to the timeshare properties.

If purchasers default on the loans that we provide to finance their purchases of timeshare intervals, the revenues and profits that we derive from the timeshare business could be reduced.

Providing secured financing to some purchasers of timeshare intervals subjects us to the risk of purchaser default. As of December 31, 2013, we had approximately $994 million of timeshare financing receivables outstanding. If a purchaser defaults under the financing that we provide, we could be forced to write off the loan and reclaim ownership of the timeshare interval through foreclosure or deed in lieu of foreclosure. If the timeshare interval has declined in value, we may incur impairment losses that reduce our profits. In addition, we may be unable to resell the property in a timely manner or at the same price, or at all. Also, if a purchaser of a timeshare interval defaults on the related loan during the early part of the amortization period, we may not have recovered the marketing, selling and general and administrative costs associated with the sale of that timeshare interval. If we are unable to recover any of the principal amount of the loan from a defaulting purchaser, or if the allowances for losses from such defaults are inadequate, the revenues and profits that we derive from the timeshare business could be reduced.

Some of our existing development pipeline may not be developed into new hotels, which could materially adversely affect our growth prospects.

As of December 31, 2013, we had a total of 1,123 hotels in our development pipeline, which we define as hotels under construction or approved for development under one of our brands. The commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, obtaining governmental and regulatory approvals and adequate financing. As a result, our entire development pipeline may not develop into new hotels.

New hotel brands or non-hotel branded concepts that we launch in the future may not be as successful as we anticipate, which could have a material adverse effect on our business, financial condition or results of operations.

We have launched several new brand concepts over the last few years. We opened our first Home2 Suites by Hilton hotel in 2011, launched the eforea: spa at Hilton brand in 2010 and opened the first Herb N' Kitchen Restaurant in 2013. We may continue to build our portfolio of branded hotel products and non-hotel branded concepts by launching new hotel and non-hotel brands in the future. In addition, the Hilton Garden Inn, DoubleTree by Hilton and Hampton by Hilton brands have been expanding into new jurisdictions outside the United States in recent years. We may continue to expand existing brands into new international markets. New hotel products or concepts or brand expansions may not be accepted by hotel owners, franchisees or customers and we cannot guarantee the level of acceptance any new brands will have in the development and consumer marketplaces.  If new branded hotel products, non-hotel branded concepts or brand expansions are not as successful as we anticipate, we may not recover the costs we incurred in developing or expanding such brands and this could have a material adverse effect on our business, financial condition or results of operations.

Failures in, material damage to, or interruptions in our information technology systems, software or websites and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations.

We depend heavily upon our information technology systems in the conduct of our business. We own and license or otherwise contract for sophisticated technology and systems for property management, procurement, reservations and the operation of the Hilton HHonors customer loyalty program. Such systems are subject to, among other things, damage or interruption from power outages, computer and telecommunications failures, computer viruses and natural and man-made disasters. In addition, substantially all of our data center operations are currently located in a single facility, and any loss or damage to the facility could result in operational disruption and data loss. Damage or interruption to our information systems may require a significant investment to update, remediate or replace with alternate systems, and we may suffer interruptions in our operations as a result. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our systems, including those that may result from our failure to adequately develop, implement and maintain a robust disaster recovery plan and backup systems could severely affect our ability to conduct normal business operations and, as a result, have a material adverse effect on our business operations and financial performance.

We rely on third parties for the performance of a significant portion of our information technology functions worldwide and the provision of information technology and business process services. In particular, our reservation system relies on data communications networks operated by unaffiliated third parties. The success of our business depends in part on maintaining our relationships with these third parties and their continuing ability to perform these functions and services in a timely and satisfactory manner. If we experience a loss or disruption in the provision of any of these functions or services, or they are not performed in a satisfactory manner, we may have difficulty in finding alternate providers on terms favorable to us, in a timely manner or at all, and our business could be adversely affected.

We rely on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems were licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner.

We are vulnerable to various risks and uncertainties associated with our websites and mobile applications, including changes in required technology interfaces, website and mobile application downtime and other technical failures, costs and issues as we upgrade our website software and mobile applications. Additional risks include computer viruses, changes in applicable federal and state regulation, security breaches, legal claims related to our website operations and e-commerce fulfillment and other consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce website and mobile application sales and have a material adverse effect on our business or results of operations.

Cyber-attacks could have a disruptive effect on our business.

From time to time we and third parties who serve us experience cyber-attacks, attempted breaches of our or their information technology systems and networks or similar events, which could result in a loss of sensitive business or customer information, systems interruption or the disruption of our operations. For example, in 2011 we were notified by Epsilon, our database marketing vendor, that we were among a group of companies served by Epsilon that were affected by a data breach that resulted in an unauthorized third party gaining access to Epsilon’s files that included names and e-mails of certain of our customers.

Even if we are fully compliant with legal standards and contractual requirements, we still may not be able to prevent security breaches involving sensitive data. The sophistication of efforts by hackers to gain unauthorized access to information systems has increased in recent years. Any breach, theft, loss, or fraudulent use of customer, employee or company data could cause consumers to lose confidence in the security of our websites, mobile applications and other information technology systems and choose not to purchase from us. Any such security breach could expose us to risks of data loss, business disruption, litigation and other liability, any of which could adversely affect our business.

We may be exposed to risks and costs associated with protecting the integrity and security of our guests’ personal information.

We are subject to various risks associated with the collection, handling, storage and transmission of sensitive information, including risks related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as the risk that our systems collecting such information could be compromised. In the course of doing business, we collect large volumes of internal and customer data, including credit card numbers and other personally identifiable information for various business purposes, including managing our workforce, providing requested products and services, and maintaining guest preferences to enhance customer service and for marketing and promotion purposes. Our various information technology systems enter, process, summarize and report such data. If we fail to maintain compliance with the various U.S. and foreign data collection and privacy laws or with credit card industry standards or other applicable data security standards, we could be exposed to fines, penalties, restrictions, litigation or other expenses, and our business could be adversely affected.

In addition, states and the federal government have recently enacted additional laws and regulations to protect consumers against identity theft. These laws and similar laws in other jurisdictions have increased the costs of doing business and, if we fail to implement appropriate safeguards or we fail to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential claims for damages and other remedies. If we were required to pay any significant amounts in satisfaction of claims under these laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, operating results and financial condition could be adversely affected.

We may seek to expand through acquisitions of and investments in other businesses and properties, or through alliances, and we may also seek to divest some of our properties and other assets. These acquisition and disposition activities may be unsuccessful or divert management’s attention.

We may consider strategic and complementary acquisitions of and investments in other hotel or hospitality brands, businesses, properties or other assets. Furthermore, we may pursue these opportunities in alliance with existing or prospective owners of managed or franchised properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than us. Acquisitions or investments in brands, businesses, properties or assets as well as these alliances are subject to risks that could affect our business, including risks related to:

•	issuing shares of stock that could dilute the interests of our existing stockholders;

•	spending cash and incurring debt;

•	assuming contingent liabilities; or

•	creating additional expenses.

We may not be able to identify opportunities or complete transactions on commercially reasonable terms or at all or we may not actually realize any anticipated benefits from such acquisitions, investments or alliances. Similarly, we may not be able to obtain financing for acquisitions or investments on attractive terms or at all, or the ability to obtain financing may not be restricted by the terms of our indebtedness. In addition, the success of any acquisitions or investments also will depend, in part, on our ability to integrate the acquisition or investment with our existing operations.

We may also divest certain properties or assets, and any such divestments may yield lower than expected returns. In some circumstances, sales of properties or other assets may result in losses. Upon a sale of properties or assets, we may become subject to contractual indemnity obligations, incur material tax liabilities or, as a result of required debt repayment, face a shortage of liquidity. Finally, any acquisitions, investments or dispositions could demand significant attention from management that would otherwise be available for business operations, which could harm our business.

Failure to keep pace with developments in technology could adversely affect our operations or competitive position.

The hospitality industry demands the use of sophisticated technology and systems for property management, brand assurance and compliance, procurement, reservation systems, operation of our customer loyalty programs, distribution of hotel resources to current and future customers and guest amenities. These technologies may require refinements and upgrades. The development and maintenance of these technologies may require significant investment by us. As various systems and technologies become outdated or new technology is required, we may not be able to replace or introduce them as quickly as needed or in a cost-effective and timely manner. We may not achieve the benefits we may have been anticipating from any new technology or system.

Failure to comply with marketing and advertising laws, including with regard to direct marketing, could result in fines or place restrictions on our business.

We rely on a variety of direct marketing techniques, including telemarketing, email marketing and postal mailings, and we are subject to various laws and regulations in the U.S. and internationally which govern marketing and advertising practices. Any further restrictions in laws, such as the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, CAN-SPAM Act of 2003, and various U.S. state laws, new laws, or international data protection laws, such as the EU member states’ implementation of proposed privacy regulation, that govern these activities could adversely affect current or planned marketing activities and cause us to change our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could affect our ability to maintain relationships with our customers and acquire new customers. We also obtain access to names of potential customers from travel service providers or other companies and we market to some individuals on these lists directly or through other companies’ marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce them to products could be impaired.

The growth of internet reservation channels could adversely affect our business and profitability.

A significant percentage of hotel rooms for individual guests is booked through internet travel intermediaries. We contract with such intermediaries and pay them various commissions and transaction fees for sales of our rooms through their systems. If such bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant concessions from us or our franchisees. Although we have established agreements with many of these intermediaries that limit transaction fees for hotels, there can be no assurance that we will be able to renegotiate these agreements upon their expiration with terms as favorable as the provisions that existed before the expiration, replacement or renegotiation. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to the Hilton brands and systems. If this happens, our business and profitability may be significantly affected as shifting customer loyalties divert bookings away from our websites.

In addition, in general, internet travel intermediaries have traditionally competed to attract individual consumers or "transient" business rather than group and convention business. However, hospitality intermediaries have recently grown their business to include marketing to large group and convention business. If that growth continues, it could both divert group and convention business away from our hotels, and it could also increase our cost of sales for group and convention business.

Recent class action litigation against several online travel intermediaries and lodging companies, including Hilton, challenges the legality under certain antitrust laws of certain provisions in contracts and alleged practices with third-party intermediaries. While we are vigorously defending the litigation, and believe the contract provisions are lawful, the courts will ultimately determine this issue. Our fees and expenses associated with this litigation, even if we ultimately prevail, could be material. Any adverse outcome could require us to alter our business arrangements with these intermediaries, and consequently could have a negative effect on our financial condition and results of operations.

Our reservation system is an important component of our business operations and a disruption to its functioning could have an adverse effect on our performance and results.

We manage a global reservation system that communicates reservations to our branded hotels when made by individuals directly, either online or by telephone to our call centers, or through intermediaries like travel agents, internet travel web sites and other distribution channels. The cost, speed, efficacy and efficiency of the reservation system are important aspects of our business and are important considerations of hotel owners in choosing to affiliate with our brands. Any failure to maintain or upgrade, and any other disruption to our reservation system may adversely affect our business.

The cessation, reduction or taxation of program benefits of our Hilton HHonors loyalty program could adversely affect the Hilton brands and guest loyalty.

We manage the Hilton HHonors guest loyalty and rewards program for the Hilton brands. Program members accumulate points based on eligible stays and hotel charges and redeem the points for a range of benefits including free rooms and other items of value. The program is an important aspect of our business and of the affiliation value for hotel owners under management and franchise agreements. System hotels (including, without limitation, third-party hotels under management and franchise arrangements) contribute a percentage of the guest’s charges to the program for each stay of a program member. In addition to the accumulation of points for future hotels stays at our brands, Hilton HHonors arranges with third-party service providers such as airlines and rail companies to exchange monetary value represented by points for program awards. Currently, the program benefits are not taxed as income to members. If the program awards and benefits are materially altered, curtailed or taxed such that a material number of HHonors members choose to no longer participate in the program, this could adversely affect our business.

Because we derive a portion of our revenues from operations outside the United States, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.

We currently manage, franchise, own or lease hotels and resorts in 91 countries around the world. Our operations outside the United States represented approximately 25 percent and 27 percent of our revenues for the years ended December 31, 2013 and 2012, respectively. We expect that revenues from our international operations will continue to account for an increasing portion of our total revenues. As a result, we are subject to the risks of doing business outside the United States, including:

•	rapid changes in governmental, economic and political policy, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation;

•	increases in anti-American sentiment and the identification of the licensed brands as an American brand;

•	recessionary trends or economic instability in international markets;

•	changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which we operate;

•	the effect of disruptions caused by severe weather, natural disasters, outbreak of disease or other events that make travel to a particular region less attractive or more difficult;

•	the presence and acceptance of varying levels of business corruption in international markets and the effect of various anti-corruption and other laws;

•

•	the imposition of restrictions on currency conversion or the transfer of funds or limitations on our ability to repatriate non-U.S. earnings in a tax-efficient manner;

•
the ability to comply with or effect of complying with complex and changing laws, regulations and policies of foreign governments that may affect investments or operations, including foreign ownership restrictions, import and export controls, tariffs, embargoes, increases in taxes paid and other changes in applicable tax laws;

•	uncertainties as to local laws and enforcement of contract and intellectual property rights;

•	forced nationalization of our properties by local, state or national governments; and

•	the difficulties involved in managing an organization doing business in many different countries.

These factors may adversely affect the revenues from and the market value of our properties located in international markets. While these factors and the effect of these factors are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits or disrupt our business operations.

Failure to comply with laws and regulations applicable to our international operations may increase costs, reduce profits, limit growth or subject us to broader liability.

Our business operations in countries outside the U.S. are subject to a number of laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act ("FCPA"), as well as trade sanctions administered by the Office of Foreign Assets Control ("OFAC"). The FCPA is intended to prohibit bribery of foreign officials and requires companies whose securities are listed in the U.S. to keep books and records that accurately and fairly reflect those companies’ transactions and to devise and maintain an adequate system of internal accounting controls. OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. We have policies in place designed to comply with applicable sanctions, rules and regulations. Given the nature of our business, it is possible that hotels we own or manage in the countries and territories in which we operate may provide services to persons subject to sanctions. Where we have identified potential violations in the past, we have taken appropriate remedial action including filing voluntary disclosures to OFAC. In addition, some of our operations may be subject to the laws and regulations of non-U.S. jurisdictions, including the U.K.’s Bribery Act 2010, which contains significant prohibitions on bribery and other corrupt business activities, and other local anti-corruption laws in the countries in which we conduct operations.

If we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm, and incarceration of employees or restrictions on our operation or ownership of hotels and other properties, including the termination of management, franchising and ownership rights. In addition, in certain circumstances, the actions of parties affiliated with us (including our owners, joint venture partners, team members and agents) may expose us to liability under the FCPA, U.S. sanctions or other laws. These restrictions could increase costs of operations, reduce profits or cause us to forgo development opportunities that would otherwise support growth.

In August 2012, Congress enacted the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRSHRA"), which expands the scope of U.S. sanctions against Iran and Syria. In particular, Section 219 of the ITRSHRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, ITRSHRA requires companies to disclose these types of transactions even if they would otherwise be permissible under U.S. law. These companies are required to separately file with the SEC a notice that such activities have been disclosed in the relevant periodic report, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation with respect to certain disclosed activities, to determine whether sanctions should be imposed.

Under ITRSHRA, we are required to report if we or any of our "affiliates" knowingly engaged in certain specified activities during a period covered by one of our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q. We have engaged in, and may in the future engage in, activities that would require disclosure pursuant to Section 219 of ITRSHRA, including the activities discussed in the disclosures included on Exhibit 99.1 to this Annual Report on Form 10-K, which disclosures are hereby incorporated by reference herein. In addition, because the SEC defines the term "affiliate" broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us. Because we may be deemed to be a controlled affiliate of Blackstone, affiliates of Blackstone may also be considered our affiliates. Other affiliates of Blackstone have in the past and may in the future be required to make disclosures pursuant to ITRSHRA. Disclosure of such activities, even if such activities are permissible under applicable law, and any sanctions imposed on us or our affiliates as a result of these activities could harm our reputation and brands and have a negative impact on our results of operations.

The loss of senior executives or key field personnel, such as general managers, could significantly harm our business.

Our ability to maintain our competitive position depends somewhat on the efforts and abilities of our senior executives. Finding suitable replacements for senior executives could be difficult. Losing the services of one or more of these senior executives could adversely affect strategic relationships, including relationships with third-party property owners, joint venture partners and vendors, and limit our ability to execute our business strategies.

We also rely on the general managers at each of our managed, owned, leased and joint venture hotels to manage daily operations and oversee the efforts of team members. These general managers are trained professionals in the hospitality industry and have extensive experience in many markets worldwide. The failure to retain, train or successfully manage general managers for our managed, owned, leased and joint venture hotels could negatively affect our operations.

Collective bargaining activity could disrupt our operations, increase our labor costs or interfere with the ability of our management to focus on executing our business strategies.

A significant number of our employees (approximately 26 percent) and employees of our hotel owners are covered by collective bargaining agreements and similar agreements. If relationships with our employees or employees of our hotel owners or the unions that represent them become adverse, the properties we manage, franchise, own or lease could experience labor disruptions such as strikes, lockouts, boycotts and public demonstrations. A number of our collective bargaining agreements, representing approximately 17 percent of our organized employees, have expired and are in the process of being renegotiated, and we may be required to negotiate additional collective bargaining agreements in the future if more employees become unionized. Labor disputes, which may be more likely when collective bargaining agreements are being negotiated, could harm our relationship with our employees or employees of our hotel owners, result in increased regulatory inquiries and enforcement by governmental authorities and deter guests. Further, adverse publicity related to a labor dispute could harm our reputation and reduce customer demand for our services. Labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs and limitations on our ability or the ability of our third-party property owners to take cost saving measures during economic downturns. We do not have the ability to control the negotiations of collective bargaining agreements covering unionized labor employed by many third-party property owners. Increased unionization of our workforce, new labor legislation or changes in regulations could disrupt our operations, reduce our profitability, or interfere with the ability of our management to focus on executing our business strategies.

Labor shortages could restrict our ability to operate our properties or grow our business or result in increased labor costs that could adversely affect our results of operations.

Our success depends in large part on our ability to attract, retain, train, manage, and engage employees. Our managed, owned, leased and joint venture hotels are staffed by approximately 152,000 team members around the world. If we are unable to attract, retain, train, manage and engage skilled employees, our ability to manage and staff the managed, owned, leased and joint venture hotels could be impaired, which could reduce customer satisfaction. In addition, the inability of our franchisees to attract, retain, train, manage and engage skilled employees for the franchised hotels could adversely affect the reputation of our brands. Staffing shortages in various parts of the world also could hinder our ability to grow and expand our businesses. Because payroll costs are a major component of the operating expenses at our hotels and our franchised hotels, a shortage of skilled labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations.

Any failure to protect our trademarks and other intellectual property could reduce the value of the Hilton brands and harm our business.

The recognition and reputation of our brands are important to our success. We have over 4,700 trademark registrations in jurisdictions around the world for use in connection with our services. At any given time, we also have a number of pending applications to register trademarks and other intellectual property in the U.S. and other jurisdictions. However, those trademark or other intellectual property registrations may not be granted or that the steps we take to use, control or protect our trademarks or other intellectual property in the U.S. and other jurisdictions may not always be adequate to prevent third parties from copying or using the trademarks or other intellectual property without authorization. We may also fail to obtain and maintain trademark protection for all of our brands in all jurisdictions. For example, in certain jurisdictions, third parties have registered or otherwise have the right to use certain trademarks that are the same as or similar to our trademarks, which could prevent us from registering trademarks and opening hotels in that jurisdiction. Third parties may also challenge our rights to certain trademarks or oppose our trademark applications. Defending against any such proceedings may be costly, and if unsuccessful, could result in the loss of important intellectual property rights. Obtaining and maintaining trademark protection for multiple brands in multiple jurisdictions is also expensive, and we may therefore elect not to apply for or to maintain certain trademarks.

Our intellectual property is also vulnerable to unauthorized copying or use in some jurisdictions outside the U.S., where local law, or lax enforcement of law, may not provide adequate protection. If our trademarks or other intellectual property are improperly used, the value and reputation of the Hilton brands could be harmed. There are times where we may need to resort to litigation to enforce our intellectual property rights. Litigation of this type could be costly, force us to divert our resources, lead to counterclaims or other claims against us or otherwise harm our business or reputation. In addition, we license certain of our trademarks to third parties. For example, we grant our franchisees a right to use certain of our trademarks in connection with their operation of the applicable property. If a franchisee or other licensee fails to maintain the quality of the goods and services used in connection with the licensed trademarks, our rights to, and the value of, our trademarks could potentially be harmed. Failure to maintain, control and protect our trademarks and other intellectual property could likely adversely affect our ability to attract guests or third-party owners, and could adversely affect our results.

In addition, we license the right to use certain intellectual property from unaffiliated third parties. Such rights include the right to grant sublicenses to franchisees. If we are unable to use such intellectual property, our ability to generate revenue from such properties may be diminished.

Third-party claims that we infringe intellectual property rights of others could subject us to damages and other costs and expenses.

Third parties may make claims against us for infringing their patent, trademark, copyright or other intellectual property rights or for misappropriating their trade secrets. We have been and are currently party to a number of such claims and may receive additional claims in the future. Any such claims, even those without merit, could:

•	be expensive and time consuming to defend, and result in significant damages;

•	force us to stop using the intellectual property that is being challenged or to stop providing products or services that use the challenged intellectual property;

•	force us to redesign or rebrand our products or services;

•	require us to enter into royalty, licensing, co-existence or other agreements to obtain the right to use a third party’s intellectual property;

•	divert management’s attention and resources; and

•	limit the use or the scope of our intellectual property or other rights.

In addition, we may be required to indemnify third-party owners of the hotels that we manage for any losses they incur as a result of any infringement claims against them. All necessary royalty, licensing or other agreements may not be available to us on acceptable terms. Any adverse results associated with third-party intellectual property claims could negatively affect our business.

Exchange rate fluctuations and foreign exchange hedging arrangements could result in significant foreign currency gains and losses and affect our business results.

Conducting business in currencies other than the U.S. dollar subjects us to fluctuations in currency exchange rates that could have a negative effect on financial results. We earn revenues and incur expenses in foreign currencies as part of our operations outside of the U.S. As a result, fluctuations in currency exchange rates may significantly increase the amount of U.S. dollars required for foreign currency expenses or significantly decrease the U.S. dollars received from foreign currency revenues. We also have exposure to currency translation risk because, generally, the results of our business outside of the U.S. are reported in local currency and then translated to U.S. dollars for inclusion in our consolidated financial statements. As a result, changes between the foreign exchange rates and the U.S. dollar will affect the recorded amounts of our foreign assets, liabilities, revenues and expenses and could have a negative effect on financial results. Our exposure to foreign currency exchange rate fluctuations will grow if the relative contribution of our operations outside the U.S. increases.

To attempt to mitigate foreign currency exposure, we may enter into foreign exchange hedging agreements with financial institutions to reduce certain of our exposures to fluctuations in currency exchange rates. However, these hedging agreements may not eliminate foreign currency risk entirely and involve costs and risks of their own in the form of transaction costs, credit requirements and counterparty risk.

If the insurance that we or our owners carry does not sufficiently cover damage or other potential losses or liabilities to third parties involving properties that we manage, franchise or own, our profits could be reduced.

We operate in certain areas where the risk of natural disaster or other catastrophic losses vary, and the occasional incidence of such an event could cause substantial damage to us, our owners or the surrounding area. We carry, and we require our owners to carry, insurance from solvent insurance carriers that we believe is adequate for foreseeable first- and third-party losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we and our owners can obtain or which may otherwise restrict our or our owners’ ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we and/or our owners carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property. Because certain types of losses are uncertain, they can be uninsurable or prohibitively expensive. In addition, there are other risks that may fall outside the general coverage terms and limits of our policies.

In some cases, these factors could result in certain losses being completely uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenues, profits, management fees or franchise fees from the property.

Terrorism insurance may not be available at commercially reasonable rates or at all.

Following the September 11, 2001 terrorist attacks in New York City and the Washington, D.C. area, Congress passed the Terrorism Risk Insurance Act of 2002, which established the Terrorism Insurance Program to provide insurance capacity for terrorist acts. On December 26, 2007, the Terrorism Insurance Program was extended by the Terrorism Risk Insurance Program Reauthorization Act of 2007 through December 31, 2014 ("TRIPRA"). We carry, and we require our owners and our franchisees to carry, insurance from solvent insurance carriers to respond to both first-party and third-party liability losses related to terrorism. We purchase our first-party property damage and business interruption insurance from a stand-alone market in place of and to supplement insurance from government run pools. If TRIPRA is not extended or renewed upon its expiration in 2014, premiums for terrorism insurance coverage will likely increase and/or the terms of such insurance may be materially amended to increase stated exclusions or to otherwise effectively decrease the scope of coverage available, perhaps to the point where it is effectively unavailable.

Terrorist attacks and military conflicts may adversely affect the hospitality industry.

The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001 underscore the possibility that large public facilities or economically important assets could become the target of terrorist attacks in the future. In particular, properties that are well-known or are located in concentrated business sectors in major cities may be subject to the risk of terrorist attacks.

The occurrence or the possibility of terrorist attacks or military conflicts could:

•	cause damage to one or more of our properties that may not be fully covered by insurance to the value of the damages;

•	cause all or portions of affected properties to be shut down for prolonged periods, resulting in a loss of income;

•	generally reduce travel to affected areas for tourism and business or adversely affect the willingness of customers to stay in or avail themselves of the services of the affected properties;

•	expose us to a risk of monetary claims arising out of death, injury or damage to property caused by any such attacks; and

•
result in higher costs for security and insurance premiums or diminish the availability of insurance coverage for losses related to terrorist attacks, particularly for properties in target areas, all of which could adversely affect our results.

Certain of our buildings are also highly profitable properties to our business. In addition to the effects noted above, the occurrence of a terrorist attack with respect to one of these properties could directly and materially adversely affect our results of operations. Furthermore, the loss of any of our well-known buildings could indirectly affect the value of our brands, which would in turn adversely affect our business prospects.

Changes in U.S. federal, state and local or foreign tax law, interpretations of existing tax law, or adverse determinations by tax authorities, could increase our tax burden or otherwise adversely affect our financial condition or results of operations.

We are subject to taxation at the federal, state or provincial and local levels in the U.S. and various other countries and jurisdictions. Our future effective tax rate could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in the valuation of our deferred tax assets and liabilities, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, the U.S. federal, state and local and foreign governments make substantive changes to tax rules and their application, which could result in materially higher corporate taxes than would be incurred under existing tax law and could adversely affect our financial condition or results of operations.

We record tax expense based in part on our estimates of expected future tax rates, reserves for uncertain tax positions in multiple tax jurisdictions and valuation allowances related to certain net deferred tax assets, including net operating loss carryforwards.

We are subject to ongoing and periodic tax audits and disputes in U.S. federal and various state, local and foreign jurisdictions. In particular, our consolidated U.S. federal income tax returns for the fiscal years ended December 31, 2006 and October 24, 2007 are under audit by the Internal Revenue Service ("IRS"), and the IRS has proposed adjustments to increase our taxable income based on several assertions involving intercompany loans, our Hilton HHonors guest loyalty and reward program and our foreign-currency denominated loans issued by one of our subsidiaries. In total, the proposed adjustments sought by the IRS would result in U.S. federal tax owed of approximately $696 million, excluding interest and penalties and potential state income taxes. We disagree with the IRS’s position on each of the assertions and intend to vigorously contest them. See Note 19: "Income Taxes" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely affecting our financial condition or results of operations.

Changes to accounting rules or regulations may adversely affect our financial condition and results of operations.

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our financial condition and results of operations. For example, in 2013, the Financial Accounting Standards Board ("FASB"), issued a revised exposure draft outlining proposed changes to current lease accounting in FASB Accounting Standards Codification Topic 840, Leases. The proposed accounting standards update, if ultimately adopted in its current form, could result in significant changes to current accounting, including the capitalization of leases on the balance sheet that currently are recorded off-balance sheet as operating leases. While this change would not affect the cash flow related to our leased hotels and other leased assets, it could adversely affect our balance sheet and could therefore affect our ability to raise financing from banks or other sources.

Changes to estimates or projections used to assess the fair value of our assets, or operating results that are lower than our current estimates at certain locations, may cause us to incur impairment charges that could adversely affect our results of operations.

Our total assets include goodwill, intangible assets with indefinite lives, other intangible assets with finite useful lives and substantial amounts of long-lived assets, principally property and equipment, including hotel properties. We evaluate our goodwill and intangible assets with indefinite lives for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value is below the carrying value. We evaluate intangible assets with finite useful lives and long-lived assets for impairment when circumstances indicate that the carrying amount may not be recoverable. Our evaluation of impairment requires us to make certain estimates and assumptions including projections of future results. After performing our evaluation for impairment, including an analysis to determine the recoverability of long-lived assets, we will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. If the estimates or assumptions used in our evaluation of impairment change, we may be required to record additional impairment losses on certain of these assets. If these impairment losses are significant, our results of operations would be adversely affected.

Governmental regulation may adversely affect the operation of our properties.

In many jurisdictions, the hotel industry is subject to extensive foreign or U.S. federal, state and local governmental regulations, including those relating to the service of alcoholic beverages, the preparation and sale of food and those relating to building and zoning requirements. We are also subject to licensing and regulation by foreign or U.S. state and local departments relating to health, sanitation, fire and safety standards, and to laws governing their relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. We or our third-party owners may be required to expend funds to meet foreign or U.S. federal, state and local regulations in connection with the continued operation or remodeling of certain of our properties. The failure to meet the requirements of applicable regulations and licensing requirements, or publicity resulting from actual or alleged failures, could have an adverse effect on our results of operations.

Foreign or U.S. environmental laws and regulations may cause us to incur substantial costs or subject us to potential liabilities.

We are subject to certain compliance costs and potential liabilities under various foreign and U.S. federal, state and local environmental, health and safety laws and regulations. These laws and regulations govern actions including air emissions, the use, storage and disposal of hazardous and toxic substances, and wastewater disposal. Our failure to comply with such laws, including any required permits or licenses, could result in substantial fines or possible revocation of our authority to conduct some of our operations. We could also be liable under such laws for the costs of investigation, removal or remediation of hazardous or toxic substances at our currently or formerly owned, leased or operated real property (including managed and franchised properties) or at third-party locations in connection with our waste disposal operations, regardless of whether or not we knew of, or caused, the presence or release of such substances. From time to time, we may be required to remediate such substances or remove, abate or manage asbestos, mold, radon gas, lead or other hazardous conditions at our properties. The presence or release of such toxic or hazardous substances could result in third-party claims for personal injury, property or natural resource damages, business interruption or other losses. Such claims and the need to investigate, remediate, or otherwise address hazardous, toxic or unsafe conditions could adversely affect our operations, the value of any affected real property, or our ability to sell, lease or assign our rights in any such property, or could otherwise harm our business or reputation. Environmental, health and safety requirements have also become increasingly stringent, and our costs may increase as a result. For example, the U.S. Congress, the U.S. Environmental Protection Agency and some states are considering or have undertaken actions to regulate and reduce greenhouse gas emissions. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and operating restrictions on us. The potential for changes in the frequency, duration and severity of extreme weather events that may be a result of climate change could lead to significant property damage at our hotels and other assets, affect our ability to obtain insurance coverage in areas that are most vulnerable to such events, such as the coastal resort areas where we operate, and have a negative effect on revenues.

The cost of compliance with the Americans with Disabilities Act and similar legislation outside of the U.S. may be substantial.

We are subject to the Americans with Disabilities Act ("ADA") and similar legislation in certain jurisdictions outside of the U.S. Under the ADA all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. These regulations apply to accommodations first occupied after January 26, 1993; public accommodations built before January 26, 1993 are required to remove architectural barriers to disabled access where such removal is "readily achievable." The regulations also mandate certain operational requirements that hotel operators must observe. The failure of a property to comply with the ADA could result in injunctive relief, fines, an award of damages to private litigants or mandated capital expenditures to remedy such noncompliance. Any imposition of injunctive relief, fines, damage awards or capital expenditures could adversely affect the ability of an owner or franchisee to make payments under the applicable management or franchise agreement or negatively affect the reputation of our brands. In November 2010, we entered into a settlement with the U.S. Department of Justice related to compliance with the ADA. Under the terms of the settlement, until November 2014 we must: ensure compliance with ADA regulations at our owned and joint venture (in which we own more than a 50% interest) properties built after January 26, 1993; require managed or franchised hotels built after January 26, 1993 that enter into a new management or franchise agreement, experience a change in ownership, or renew or extend a management or franchise agreement, to conduct a survey of its facilities and to certify that the hotel complies with the ADA; ensure that new hotels constructed in our system are compliant with ADA regulations; provide ADA training to our team members; improve the accessibility of our websites and reservations system for individuals with disabilities; appoint a national ADA compliance officer; and appoint an ADA contact on-site at each hotel. If we fail to comply with the requirements of the ADA and our related consent decree, we could be subject to fines, penalties, injunctive action, reputational harm and other business effects which could materially and negatively affect our performance and results of operations.

Casinos featured on certain of our properties are subject to gaming laws, and noncompliance could result in the revocation of the gaming licenses.

Several of our properties feature casinos, most of which are operated by third parties. Factors affecting the economic performance of a casino property include:

•	location, including proximity to or easy access from major population centers;

•	appearance;

•	local, regional or national economic conditions, which may limit the amount of disposable income that potential patrons may have for gambling;

•	the existence or construction of competing casinos;

•	dependence on tourism; and

•	governmental regulation.

Jurisdictions in which our properties containing casinos are located, including Nevada, New Jersey, Puerto Rico and Egypt have laws and regulations governing the conduct of casino gaming. These jurisdictions generally require that the operator of a casino must be found suitable and be registered. Once issued, a registration remains in force until revoked. The law defines the grounds for registration, as well as revocation or suspension of such registration. The loss of a gaming license for any reason would have a material adverse effect on the value of a casino property and could reduce fee income associated with such operations and consequently negatively affect our business results.

We are subject to risks from litigation filed by or against us.

Legal or governmental proceedings brought by or on behalf of franchisees, third-party owners of managed properties, employees or customers may adversely affect our financial results. In recent years, a number of hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal laws and regulations regarding workplace and employment matters, consumer protection claims and other commercial matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been and may be instituted against us from time to time, and we may incur substantial damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business. At any given time, we may be engaged in lawsuits involving third-party owners of our hotels. Similarly, we may from time to time institute legal proceedings on behalf of ourselves or others, the ultimate outcome of which could cause us to incur substantial damages and expenses, which could have a material adverse effect on our business.

Risks Relating to Our Indebtedness

Our substantial indebtedness and other contractual obligations could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.

We have a significant amount of indebtedness. As of December 31, 2013, our total indebtedness was approximately $12.7 billion, including $968 million of non-recourse debt, and our contractual debt maturities of our long-term debt and non-recourse debt for the years ending December 31, 2014, 2015 and 2016, respectively, were $52 million, $69 million and $622 million. Our substantial debt and other contractual obligations could have important consequences, including:

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and pursue future business opportunities;

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•
exposing us to increased interest expense, as our degree of leverage may cause the interest rates of any future indebtedness (whether fixed or floating rate interest) to be higher than they would be otherwise;

•	exposing us to the risk of increased interest rates because certain of our indebtedness is at variable rates of interest;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants, could result in an event of default that accelerates our obligation to repay indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•
limiting our ability to obtain additional financing for working capital, capital expenditures, product development, satisfaction of debt service requirements, acquisitions and general corporate or other purposes; and

•
limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who may be better positioned to take advantage of opportunities that our leverage prevents us from exploiting.

We are a holding company, and substantially all of our consolidated assets are owned by, and most of our business is conducted through, our subsidiaries. Revenues from these subsidiaries are our primary source of funds for debt payments and operating expenses. If our subsidiaries are restricted from making distributions to us, that may impair our ability to meet our debt service obligations or otherwise fund our operations. Moreover, there may be restrictions on payments by subsidiaries to their parent companies under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to stockholders only from profits. As a result, although a subsidiary of ours may have cash, we may not be able to obtain that cash to satisfy our obligation to service our outstanding debt or fund our operations.

Certain of our debt agreements impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The indenture that governs our senior notes, the credit agreement that governs our senior secured credit facilities and the agreements that govern our commercial mortgage-backed securities loan and the mortgage loan secured by our Waldorf Astoria New York property, impose significant operating and financial restrictions on us. These restrictions limit our ability and/or the ability of our subsidiaries to, among other things:

•	incur or guarantee additional debt or issue disqualified stock or preferred stock;

•	pay dividends (including to us) and make other distributions on, or redeem or repurchase, capital stock;

•	make certain investments;

•	incur certain liens;

•	enter into transactions with affiliates;

•	merge or consolidate;

•	enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to the issuers;

•	designate restricted subsidiaries as unrestricted subsidiaries; and

•	transfer or sell assets.

In addition, if, on the last day of any period of four consecutive quarters on or after June 30, 2014, the aggregate principal amount of revolving credit loans, swing line loans and/or letters of credit (excluding up to $50 million of letters of credit and certain other letters of credit that have been cash collateralized or back-stopped) that are issued and/or outstanding is greater than 25% of the revolving credit facility, the credit agreement will require us to maintain a consolidated first lien net leverage ratio not to exceed 7.9 to 1.0. Our subsidiaries’ mortgage-backed loans also require them to maintain certain debt service coverage ratios and minimum net worth requirements.

As a result of these restrictions, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above, as well as other terms of our other indebtedness and/or the terms of any future indebtedness from time to time, could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our results of operations and financial condition could be adversely affected.

Servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on many factors, some of which are not within our control.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives.

Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above.

We may be able to incur significant additional indebtedness in the future. Although the credit agreements and indentures that govern substantially all of our indebtedness contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the preceding two risk factors would increase.

Risks Related to Ownership of Our Common Stock

Our Sponsor and its affiliates control us and their interests may conflict with ours or yours in the future.

Our Sponsor and its affiliates beneficially owned approximately 76.4% of our common stock as of February 12, 2014. Moreover, under our bylaws and the stockholders’ agreement with our Sponsor and its affiliates, for so long as our existing owners and their affiliates retain significant ownership of us, we have agreed to nominate to our board individuals designated by our Sponsor, whom we refer to as the "Sponsor Directors." Even when our Sponsor and its affiliates cease to own shares of our stock representing a majority of the total voting power, for so long as our Sponsor continues to own a significant percentage of our stock our Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, our Sponsor will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

Our Sponsor and its affiliates engage in a broad spectrum of activities, including investments in real estate generally and in the hospitality industry in particular. In the ordinary course of their business activities, our Sponsor and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. For example, our Sponsor owns interests in Extended Stay America, Inc. and La Quinta Hotels, and certain other investments in the hotel industry that compete directly or indirectly with us. In addition, affiliates of our Sponsor directly and indirectly own hotels that we manage or franchise, and they may in the future enter into other transactions with us, including hotel or timeshare development projects, that could result in their having interests that could conflict with ours. Our amended and restated certificate of incorporation provides that none of our Sponsor, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our Sponsor also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Blackstone may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

We are a "controlled company" within the meaning of New York Stock Exchange ("NYSE") rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Affiliates of our Sponsor control a majority of the combined voting power of all classes of our stock entitled to vote generally in the election of directors. As a result, we are a "controlled company" within the meaning of NYSE corporate governance standards. Under these rules, a "controlled company" may elect not to comply with certain corporate governance standards such as requirements that within one year of the date of NYSE listing, a company have:

•	a board that is composed of a majority of "independent directors," as defined under NYSE rules;

•	a compensation committee that is composed entirely of independent directors; and

•	a nominating and corporate governance committee that is composed entirely of independent directors.

We do not have a majority of independent directors on our board. In addition, although we have a fully independent audit committee and have independent director representation on our compensation and nominating and corporate governance committees, our compensation and nominating and corporate governance committees do not consist entirely of independent directors. We intend to continue to utilize these "controlled company" exemptions. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

We will incur increased costs and become subject to additional regulations and requirements as a public company, which could lower our profits or make it more difficult to run our business.

As a public company, we will incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), and related rules implemented by the SEC and the NYSE. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second Annual Report on Form 10-K, we will be required to furnish reports by management and our independent registered public accountants on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.

Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We have no current plans to pay any cash dividends. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by our senior secured credit facility and our senior notes and may be limited by covenants of other indebtedness we or our subsidiaries incur in the future. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Future issuances of common stock by us, and the availability for resale of shares held by our pre-IPO investors, may cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our common stock. After the expiration or earlier waiver or termination of the lock-up periods described below, substantially all of the outstanding shares of our common stock will be available for resale in the public market. Registration of the sale of these shares of our common stock would permit their sale into the market immediately. The market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.

Pursuant to a registration rights agreement, we have granted our Sponsor and certain management stockholders the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of our common stock held by them. These shares represented approximately 77.2 percent of our outstanding common stock as of February 12, 2014. These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our stock could decline if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

In connection with our initial public offering, we, our executive officers, directors and holders of certain of our outstanding shares of common stock immediately prior to our initial public offering, including our Sponsor, that collectively owned approximately 77.8 percent of our outstanding common stock as of February 12, 2014, signed lock-up agreements with the underwriters of the initial public offering that, subject to certain customary exceptions, restrict the sale of the shares of our common stock held by them for 180 days following the date of the initial public offering prospectus, subject to extension in the case of an earnings release or material news or a material event relating to us. Deutsche Bank Securities Inc. and Goldman, Sachs & Co. may, in their sole discretion, release all or any portion of the shares of common stock subject to lock-up agreements. In addition, former members of Hilton Global Holdings LLC ("HGH"), including our Sponsor, who received, in the aggregate, approximately 829,481,530 shares of our common stock (or approximately 84.2 percent of our outstanding common stock as of February 12, 2014) from HGH in connection with our initial public offering are prohibited from transferring such shares for six months beginning on their receipt of such shares on the date of the pricing of our initial public offering. One third of the shares they received (approximately 276,493,843 shares) may be transferred between 6 and 12 months following the date of receipt and an additional one third of the shares they receive (approximately 276,493,843 shares) may be transferred between 13 and 18 months after the date of receipt. The transfer restrictions applicable to such holders will lapse after 18 months after the date of receipt. In addition, while transfer restrictions applicable to former members of HGH currently provide for the restrictions described above, these contractual provisions may be waived, modified or amended at any time.

As of February 12, 2014, we had granted 19,500 restricted stock units to our independent directors under our 2013 Omnibus Incentive Plan. An aggregate of 79,980,500 shares of common stock were available for future issuance under the 2013 Omnibus Incentive Plan as of February 12, 2014. We have filed a registration statement on Form S-8 under the Securities

Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our 2013 Omnibus Incentive Plan. Accordingly, shares registered under such registration statements will be available for sale in the open market.

As restrictions on resale end, the market price of our shares of common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our board of directors. Among other things:

•
although we do not have a stockholder rights plan, and would either submit any such plan to stockholders for ratification or cause such plan to expire within a year, these provisions would allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•
these provisions prohibit stockholder action by written consent from and after the date on which the parties to our stockholders agreement cease to beneficially own at least 40 percent of the total voting power of all then outstanding shares of our capital stock unless such action is recommended by all directors then in office;

•
these provisions provide that the board of directors is expressly authorized to make, alter or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of 80 percent or more of all the outstanding shares of our capital stock entitled to vote; and

•	these provisions establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Hotel Properties

Owned or Controlled Hotels

As of December 31, 2013, we owned a majority or controlling financial interest in the following 49 hotels, representing 27,173 rooms.

Property	Location	Rooms	Ownership
Waldorf Astoria Hotels & Resorts
The Waldorf Astoria New York	New York, NY, USA	1,413	100%
Hilton Hotels & Resorts
Hilton Hawaiian Village Beach Resort & Spa	Honolulu, HI, USA	2,860	100%
Hilton New York	New York, NY, USA	1,981	100%
Hilton San Francisco Union Square	San Francisco, CA, USA	1,908	100%
Hilton New Orleans Riverside	New Orleans, LA, USA	1,622	100%
Hilton Chicago	Chicago, IL, USA	1,544	100%
Hilton Waikoloa Village	Waikoloa, HI, USA	1,241	100%
Caribe Hilton	San Juan, Puerto Rico	915	100%
Hilton Chicago O'Hare Airport	Chicago, IL, USA	860	100%
Hilton Orlando Lake Buena Vista	Orlando, FL, USA	814	100%
Hilton Boston Logan Airport	Boston, MA, USA	599	100%
Hilton Sydney	Sydney, Australia	579	100%
Pointe Hilton Squaw Peak Resort	Phoenix, AZ, USA	563	100%
Hilton Miami Airport	Miami, FL, USA	508	100%
Hilton Atlanta Airport	Atlanta, GA, USA	507	100%
Hilton São Paulo Morumbi	São Paulo, Brazil	503	100%
Hilton McLean Tysons Corner	McLean, VA, USA	458	100%
Hilton Seattle Airport & Conference Center	Seattle, WA, USA	396	100%
Hilton Oakland Airport	Oakland, CA, USA	359	100%
Hilton Paris Orly Airport	Paris, France	340	100%
Hilton Durban	Durban, South Africa	327	100%
Hilton New Orleans Airport	Kenner, LA, USA	317	100%
Hilton Short Hills	Short Hills, NJ, USA	304	100%
Hilton Amsterdam Airport Schiphol	Schiphol, Netherlands	277	100%
Hilton Blackpool	Blackpool, United Kingdom	274	100%
Hilton Rotterdam	Rotterdam, Netherlands	254	100%
Hilton Suites Chicago/Oak Brook	Oakbrook Terrace, IL, USA	211	100%
Hilton Belfast	Belfast, United Kingdom	198	100%
Hilton London Islington	London, United Kingdom	190	100%
Hilton Edinburgh Grosvenor	Edinburgh, United Kingdom	184	100%
Hilton Coylumbridge	Coylumbridge, United Kingdom	175	100%
Hilton Bath City	Bath, United Kingdom	173	100%
Hilton Nuremberg	Nuremberg, Germany	152	100%
Hilton Milton Keynes	Milton Keynes, United Kingdom	138	100%
Hilton Templepatrick Hotel & Country Club	Templepatrick, United Kingdom	129	100%
Hilton Sheffield	Sheffield, United Kingdom	128	100%
Hilton Bradford(1)	Bradford, United Kingdom	121	100%
Hilton Portsmouth	Portsmouth, United Kingdom	119	100%
DoubleTree by Hilton
DoubleTree Hotel Crystal City – National Airport	Arlington, VA, USA	631	100%
DoubleTree Hotel San Jose	San Jose, CA, USA	505	100%
DoubleTree Hotel Ontario Airport	Ontario, CA, USA	482	67%
DoubleTree Spokane – City Center	Spokane, WA, USA	375	10%
Fess Parker’s DoubleTree Resort Santa Barbara	Santa Barbara, CA, USA	360	50%
Embassy Suites Hotels
Embassy Suites Washington D.C.	Washington, D.C., USA	318	100%
Embassy Suites Austin – Downtown/Town Lake	Austin, TX, USA	259	100%
Embassy Suites Phoenix – Airport at 24th Street	Phoenix, AZ, USA	182	100%
Hilton Garden Inn
Hilton Garden Inn LAX/El Segundo	El Segundo, CA, USA	162	100%
Hilton Garden Inn Chicago/Oak Brook	Oakbrook Terrace, IL, USA	128	100%
Hampton Inn
Hampton Inn & Suites Memphis – Shady Grove	Memphis, TN, USA	130	100%
____________

(1)	In February 2014, we entered into an agreement to sell this property with an expected closing date in the second quarter of 2014.

Joint Venture Hotels

As of December 31, 2013, we had a minority or noncontrolling financial interest in and operated the following 31 properties, representing 11,839 rooms. We have a right of first refusal to purchase additional equity interests in certain of these joint ventures. We manage each of the partially owned hotels for the entity owning the hotel.

Property	Location	Rooms	Ownership
Waldorf Astoria Hotels & Resorts
The Waldorf Astoria Chicago	Chicago, IL, USA	188	15%
Conrad Hotels & Resorts
Conrad Cairo	Cairo, Egypt	617	10%
Conrad Dublin	Dublin, Ireland	191	25%
Hilton Hotels & Resorts
Hilton Orlando – Orange County Convention Center	Orlando, FL, USA	1,417	20%
Hilton San Diego Bayfront	San Diego, CA, USA	1,190	25%
Hilton Tokyo Bay	Urayasu-shi, Japan	818	24%
Hilton Berlin	Berlin, Germany	601	40%
Capital Hilton	Washington, D.C., USA	544	25%
Hilton Nagoya	Nagoya, Japan	448	24%
Hilton La Jolla Torrey Pines	La Jolla, CA, USA	394	25%
Hilton Mauritius Resort & Spa	Flic-en-Flac, Mauritius	193	20%
Hilton Imperial Dubrovnik	Dubrovnik, Croatia	147	18%
DoubleTree by Hilton
DoubleTree Las Vegas Airport	Las Vegas, NV, USA	190	50%
DoubleTree Guest Suites Austin	Austin, TX, USA	188	10%
DoubleTree Hotel Missoula/Edgewater	Missoula, MT, USA	171	50%
Embassy Suites Hotels
Embassy Suites Atlanta – at Centennial Olympic Park	Atlanta, GA, USA	321	36%
Embassy Suites Alexandria – Old Town	Alexandria, VA, USA	288	50%
Embassy Suites Parsippany	Parsippany, NJ, USA	274	50%
Embassy Suites Kansas City – Plaza	Kansas City, MO, USA	266	50%
Embassy Suites Chicago – Lombard/Oak Brook	Lombard, IL, USA	262	50%
Embassy Suites Secaucus – Meadowlands	Secaucus, NJ, USA	261	50%
Embassy Suites San Antonio – International Airport	San Antonio, TX, USA	261	50%
Embassy Suites Austin – Central	Austin, TX, USA	260	50%
Embassy Suites Baltimore – at BWI Airport	Linthicum, MD, USA	251	10%
Embassy Suites Sacramento – Riverfront Promenade	Sacramento, CA, USA	242	25%
Embassy Suites Atlanta – Perimeter Center	Atlanta, GA, USA	241	50%
Embassy Suites San Rafael – Marin County	San Rafael, CA, USA	235	50%
Embassy Suites Raleigh – Crabtree	Raleigh, NC, USA	225	50%
Embassy Suites San Antonio – NW I-10	San Antonio, TX, USA	216	50%
Embassy Suites Kansas City – Overland Park	Overland Park, KS, USA	199	50%
Other
Myrtle Beach Kingston Plantation (condo management company)	Myrtle Beach, SC, USA	740	50%

Leased Hotels

As of December 31, 2013, we leased the following 75 hotels, representing 22,658 rooms.

Property	Location	Rooms
Waldorf Astoria Hotels & Resorts
Waldorf Astoria Rome Cavalieri	Rome, Italy	370
Hilton Hotels & Resorts
Hilton Tokyo(1)	(Shinjuku-ku) Tokyo, Japan	812
Hilton Ramses	Cairo, Egypt	771
Hilton London Kensington	London, United Kingdom	601
Hilton Vienna	Vienna, Austria	579
Hilton Tel Aviv	Tel Aviv, Israel	560
Hilton Osaka(1)	Osaka, Japan	525
Hilton Istanbul	Istanbul, Turkey	499
Hilton Salt Lake City	Salt Lake City, UT, USA	499
Hilton Munich Park	Munich, Germany	484
Hilton Munich City	Munich, Germany	480
London Hilton on Park Lane	London, United Kingdom	453
Hilton Diagonal Mar Barcelona	Barcelona, Spain	433
Hilton Mainz	Mainz, Germany	431
Hilton Trinidad & Conference Centre	Port of Spain, Trinidad	418
Hilton London Heathrow Airport	London, United Kingdom	398
Hilton Izmir	Izmir, Turkey	380
Hilton London Docklands Riverside	London, United Kingdom	378
Hilton Addis Ababa	Addis Ababa, Ethiopia	372
Hilton Vienna Danube	Vienna, Austria	367
Hilton Frankfurt	Frankfurt, Germany	342
Hilton Brighton Metropole	Brighton, United Kingdom	340
Hilton Sandton	Sandton, South Africa	329
Hilton Brisbane	Brisbane, Australia	319
Hilton Glasgow	Glasgow, United Kingdom	319
Hilton Milan	Milan, Italy	319
Hilton Ankara	Ankara, Turkey	315
Hilton Adana	Adana, Turkey	308
Hilton Waldorf	London, United Kingdom	298
Hilton Cologne	Cologne, Germany	296
Hilton Slussen	Stockholm, Sweden	289
Hilton Nairobi(1)	Nairobi, Kenya	287
Hilton Madrid Airport	Madrid, Spain	284
Hilton Parmelia Perth	Parmelia Perth, Australia	284
Hilton London Canary Wharf	London, United Kingdom	282
Hilton Amsterdam	Amsterdam, Netherlands	271
Hilton Newcastle Gateshead	Newcastle Upon Tyne, United Kingdom	254
Hilton Bonn	Bonn, Germany	252
Hilton London Tower Bridge	London, United Kingdom	245
Hilton London Stansted Airport	Stansted, United Kingdom	239
Hilton Manchester Airport	Manchester, United Kingdom	230
Hilton Vienna Plaza	Vienna, Austria	222
Hilton Basel	Basel, Switzerland	220
Hilton Bracknell	Bracknell, United Kingdom	215
Hilton Antwerp	Antwerp, Belgium	210
Hilton Reading	Reading, United Kingdom	210
Hilton Leeds City	Leeds, United Kingdom	208
Hilton Watford	Watford, United Kingdom	200
Hilton Mersin	Mersin, Turkey	186
Hilton Warwick/Stratford-upon-Avon	Warwick, United Kingdom	181
Hilton Leicester	Leicester, United Kingdom	179

Property	Location	Rooms
Hilton Innsbruck	Innsbruck, Austria	176
Hilton Nottingham	Nottingham, United Kingdom	176
Hilton Odawara Resort & Spa	Odawara City, Japan	172
Hilton St. Anne’s Manor, Bracknell	Wokingham, United Kingdom	170
Hilton Croydon	Croydon, United Kingdom	168
Hilton London Green Park	London, United Kingdom	163
Hilton Cobham	Cobham, United Kingdom	158
Hilton Paris La Defense	Paris, France	153
Hilton East Midlands	Derby, United Kingdom	152
Hilton Maidstone	Maidstone, United Kingdom	146
Hilton Avisford Park, Arundel	Arundel, United Kingdom	140
Hilton Northampton	Northampton, United Kingdom	139
Hilton London Hyde Park	London, United Kingdom	132
Hilton York	York, United Kingdom	131
Hilton Mainz City	Mainz, Germany	127
Hilton ParkSA Istanbul	Istanbul, Turkey	117
Hilton Puckrup Hall, Tewkesbury	Tewkesbury, United Kingdom	112
Hilton Glasgow Grosvenor	Glasgow, United Kingdom	97
DoubleTree by Hilton
DoubleTree Hotel Seattle Airport	Seattle, WA, USA	850
DoubleTree Hotel San Diego – Mission Valley	San Diego, CA, USA	300
DoubleTree Hotel Sonoma Wine Country	Rohnert Park, CA, USA	245
DoubleTree Hotel Durango	Durango, CO, USA	159
Other
Scandic Hotel Sergel Plaza	Stockholm, Sweden	403
The Trafalgar London	London, United Kingdom	129
____________

(1)	We own a majority or controlling financial interest, but less than a 100 percent interest, in entities that lease these properties.

Corporate Headquarters and Regional Offices

Our corporate headquarters are located at 7930 Jones Branch Drive, McLean, Virginia 22102. These offices consist of approximately 177,653 square feet of leased space. The lease for this property initially expires on December 31, 2019, with options to renew and increase the rentable square feet. We also have corporate offices in Watford, England (Europe), Dubai (Middle East & Africa) and Singapore (Asia Pacific). Additionally, to support our operations, we have our Hilton HHonors and other commercial services office in Addison, Texas, the Hilton Grand Vacations headquarters in Orlando, Florida and timeshare sales offices in Honolulu, Hawaii, Las Vegas, Nevada, New York City, New York, Orlando, Florida, Tumon Bay, Guam and Tokyo, Japan.

Other non-operating real estate holdings include a centralized operations center and a centralized data center, both located in Memphis, Tennessee; and a Hilton Reservations and Customer Care office in Carrollton, Texas.

We believe that our existing office properties are in good condition and are sufficient and suitable for the conduct of our business. In the event we need to expand our operations, we believe that suitable space will be available on commercially reasonable terms.

Item 3.     Legal Proceedings

We are involved in various claims and lawsuits arising in the normal course of business, some of which include claims for substantial sums, including proceedings involving tort and other general liability claims, employee claims, consumer protection claims and claims related to our management of certain hotel properties. Most occurrences involving liability, claims of negligence and employees are covered by insurance with solvent insurance carriers. For those matters not covered by insurance, which include commercial matters, we recognize a liability when we believe the loss is probable and can be reasonably estimated. The ultimate results of claims and litigation cannot be predicted with certainty. We believe we have adequate reserves against such matters. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.

In re On-Line Travel Company (OTC)/Hotel Booking Antitrust Litigation

We are a defendant in a federal multi-district litigation, currently pending in the U.S. District Court for the Northern District of Texas, which consolidates 30 previously separate actions originally filed in federal courts between August 2012 and February 2013. The consolidated amended complaint alleges that approximately a dozen hotel and online travel company defendants engaged in an anti-competitive scheme to fix the prices of hotel rooms in violation of federal and state antitrust and consumer protection laws. In February 2014, the court dismissed all of the plaintiffs' claims under Rule 12(b)(6) on the basis that there were no facts to support the allegations. The plaintiffs have 30 days to file for permission to amend their complaint. We dispute the allegations and will continue to vigorously defend our interests as necessary. We currently do not believe the ultimate outcome of this litigation will have a material effect on our consolidated financial position, results of operations or liquidity.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading publicly on the NYSE under the symbol "HLT" on December 12, 2013. Prior to that time, there was no public market for our common stock. As of February 12, 2014, there were approximately 56 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions. The following table sets forth the high and low sales prices for our common stock as reported by the NYSE for the indicated periods:

	Stock Price
	High	Low
Fiscal Year Ended December 31, 2013
Fourth Quarter (beginning December 12, 2013)	$25.95	$21.15

Dividends

We have no current plans to pay dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries.

We did not declare or pay any dividends on our common stock during the years ended December 31, 2013, 2012 and 2011.

Issuer Purchases of Equity Securities

During the quarter and year ended December 31, 2013, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.

Securities Authorized for Issuance Under Equity Compensation Plans

	As of December 31, 2013
	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by stockholders(1)	19,500	N/A	79,980,500
____________

(1)	Relates only to the Hilton Worldwide Holdings Inc. 2013 Omnibus Incentive Plan detailed below.

(2)	Includes 19,500 shares that may be issued upon the vesting of restricted stock units, which cannot be exercised for consideration.

On December 11, 2013, the Board of Directors and our then sole stockholder adopted the 2013 Omnibus Incentive Plan under which 80,000,000 shares of common stock were reserved. The 2013 Omnibus Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and performance compensation awards to eligible employees, officers, directors, consultants and advisors of Hilton. If an award under the 2013 Omnibus Incentive Plan terminates, lapses or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the 2013 Omnibus Incentive Plan. As of December 31, 2013, there were no equity compensation plans not approved by Hilton stockholders.

Recent Sales of Unregistered Securities

During the years ended December 31, 2013, 2012 and 2011, we did not sell any equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Securities

On December 17, 2013, we completed an initial public offering (the "IPO") in which we sold 64,102,564 shares of common stock and a selling stockholder of the Company sold 71,184,153 shares of common stock (including 17,646,093 shares of common stock that were subject to the underwriter's option to purchase additional shares) at an initial public offering price of $20.00 per share. The shares offered and sold in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-191110), which was declared effective by the SEC on December 11, 2013. The offering did not terminate until after the sale of all 135,286,717 shares of common stock registered on the registration statement. The aggregate offering price for the shares registered and sold by us was approximately $1,282 million and the aggregate offering price for the shares sold by the selling stockholder of the Company was approximately $1,424 million. The underwriters of the offering were led by Deutsche Bank Securities Inc, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC. J.P. Morgan Securities LLC and Wells Fargo Securities, LLC.

The IPO generated net proceeds of approximately $1,243 million to us after net underwriting discounts and commissions of $27 million and other offering expenses of $12 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning 10 percent or more of our common stock or any other affiliates. We used our proceeds from the offering, along with available cash, to repay approximately $1,250 million of term loan borrowings outstanding under our senior secured credit facility.

Performance Graph

The following graph compares the cumulative total stockholder return since December 12, 2013, the date our common stock began trading on the NYSE, with the S&P 500 Index ("S&P 500") and the S&P Hotels, Resorts & Cruise Lines Index ("S&P Hotel"). The graph assumes that the value of the investment in our common stock and each index was $100 on December 12, 2013 and that all dividends and other distributions were reinvested.

	12/12/2013	12/31/2013
Hilton Worldwide	$100.0	$103.5
S&P 500	$100.0	$104.1
S&P Hotel	$100.0	$109.2

Item 6.     Selected Financial Data

We derived the selected statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the selected balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected statement of operations data for the year ended December 31, 2010 and the selected balance sheet data as of December 31, 2011 from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. We derived the selected balance sheet data as of December 31, 2010 from our unaudited consolidated financial statements that are not included in this Annual Report on Form 10-K. We derived the selected statement of operations and balance sheet data as of and for the year ended December 31, 2009 from Hilton Worldwide, Inc.’s audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. For periods prior to the IPO, the number of shares used to compute earnings (losses) per share gives retroactive effect to the 9,205,128-for-1 stock split that we completed prior to closing the IPO. Our historical results are not necessarily indicative of the results expected for any future period.

The selected consolidated financial data below should be read together with the consolidated financial statements including the related notes thereto, and "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per share data)
Statement of Operations Data:
Revenues
Owned and leased hotels	$4,046	$3,979	$3,898	$3,667	$3,540
Management and franchise fees and other	1,175	1,088	1,014	901	807
Timeshare	1,109	1,085	944	863	832
	6,330	6,152	5,856	5,431	5,179
Other revenues from managed and franchised properties	3,405	3,124	2,927	2,637	2,397
Total revenues	9,735	9,276	8,783	8,068	7,576

Expenses
Owned and leased hotels	3,147	3,230	3,213	3,009	2,904
Timeshare	730	758	668	634	644
Depreciation and amortization	603	550	564	574	587
Impairment losses	—	54	20	24	475
General, administrative and other	748	460	416	637	423
	5,228	5,052	4,881	4,878	5,033
Other expenses from managed and franchised properties	3,405	3,124	2,927	2,637	2,394
Total expenses	8,633	8,176	7,808	7,515	7,427

Operating income	1,102	1,100	975	553	149
Net income (loss) attributable to Hilton stockholders	415	352	253	128	(532)

Basic and diluted earnings (losses) per share	$0.45	$0.38	$0.27	$0.14	$(0.58)
Weighted average shares outstanding (basic and diluted)	923	921	921	921	921

	December 31,
	2013	2012	2011	2010	2009
	(in millions)
Selected Balance Sheet Data:
Cash and cash equivalents	$594	$755	$781	$796	$738
Restricted cash and cash equivalents	266	550	658	619	394
Total assets	26,562	27,066	27,312	27,750	29,140
Long-term debt(1)	11,755	15,575	16,311	16,995	21,125
Non-recourse timeshare debt(1)(2)	672	—	—	—	—
Non-recourse debt and capital lease obligations of consolidated variable interest entities(1)	296	420	481	541	574
Total equity (deficit)	4,276	2,155	1,702	1,544	(1,470)
____________

(1)	Includes current maturities.

(2)
Includes our current and long-term maturities of our non-recourse timeshare financing receivables credit facility ("Timeshare Facility") and our 2.28 percent notes backed by timeshare financing receivables ("Securitized Timeshare Debt").

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

Our Business

Hilton Worldwide is one of the largest and fastest growing hospitality companies in the world, with 4,115 hotels, resorts and timeshare properties comprising 678,630 rooms in 91 countries and territories. In the nearly 100 years since our founding, we have defined the hospitality industry and established a portfolio of 10 world-class brands. Our flagship full-service Hilton Hotels & Resorts brand is the most recognized hotel brand in the world. Our premier brand portfolio also includes our luxury hotel brands, Waldorf Astoria Hotels & Resorts and Conrad Hotels & Resorts, our full-service hotel brands, DoubleTree by Hilton and Embassy Suites Hotels, our focused-service hotel brands, Hilton Garden Inn, Hampton Inn, Homewood Suites by Hilton and Home2 Suites by Hilton, and our timeshare brand, HGV. We own or lease interests in 155 hotels, many of which are located in global gateway cities, including iconic properties such as The Waldorf Astoria New York, the Hilton Hawaiian Village and the London Hilton on Park Lane. More than 314,000 team members proudly serve in our properties and corporate offices around the world, and we have approximately 40 million members in our award-winning customer loyalty program, Hilton HHonors.

Segments and Regions

Management analyzes our operations and business by both operating segments and geographic regions. Our operations consist of three reportable segments that are based on similar products or services: management and franchise; ownership; and timeshare. The management and franchise segment provides services, which include hotel management and licensing of our brands to franchisees, as well as property management at timeshare properties. This segment generates its revenue from management and franchise fees charged to hotel owners, including our owned and leased hotels, and to homeowners' associations at timeshare properties. As a manager of hotels and timeshare resorts, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services. The ownership segment generates revenue from providing hotel room rentals, food and beverage sales and other services at our owned and leased hotels. The timeshare segment consists of multi-unit vacation ownership properties. This segment generates revenue by marketing and selling timeshare interests owned by Hilton and third parties, providing consumer financing and resort operations.

Geographically, management conducts business through three distinct geographic regions: the Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S. is included in the Americas, it is often analyzed separately and apart from the Americas geographic region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Ireland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately by management. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific island nations.

As of December 31, 2013, approximately 77 percent of our system-wide hotel rooms were located in the U.S. We expect that the percentage of our hotel rooms outside the U.S. will continue to increase in future years as hotels in our pipeline open.

System Growth and Pipeline

To support our growth strategy, we continue to expand our development pipeline. As of December 31, 2013, we had a total of 1,123 hotels in our development pipeline, representing 194,572 rooms under construction or approved for development throughout 76 countries and territories. As of December 31, 2013, 101,810 rooms, representing 52 percent of our development pipeline, were under construction. Of the 194,572 rooms in the pipeline, 117,361 rooms, representing 60 percent of the pipeline, were located outside the U.S. As of December 31, 2013, over 99 percent of the rooms under construction and in our total pipeline were within our management and franchise segment, and only one development project was within our ownership segment. We do not consider that project, or any individual development project relating to properties under our management and franchise segment, to be material to us.

Our management and franchise contracts are designed to expand our business with limited or no capital investment. The capital required to build and maintain hotels that we manage or franchise is typically provided by the owner of the respective hotel with minimal or no capital required by us as the manager or franchisor. Additionally, prior to approving the addition of new hotels to our management and franchise development pipeline, we evaluate the economic viability of the hotel based on the geographic location, the credit quality of the third-party owner and other factors. As a result, by increasing the number of management and franchise agreements with third-party owners, we expect to achieve a higher overall return on invested capital.

Recent Events

Initial Public Offering

On December 17, 2013, we completed our IPO in which we sold 64,102,564 shares of common stock and a selling stockholder sold 71,184,153 shares of common stock at an initial public offering price of $20.00 per share. The shares offered and sold in the offering were registered under the Securities Act pursuant to our Registration Statement on Form S-1, which was declared effective by the SEC on December 11, 2013. The common stock is listed on the NYSE under the symbol "HLT" and began trading publicly on December 12, 2013. The offering generated net proceeds of approximately $1,243 million to us after underwriting discounts, expenses and transaction costs. We used the offering proceeds along with available cash to repay approximately $1,250 million of term loan borrowings outstanding under our senior secured credit facility.

Debt Refinancing

On October 25, 2013, we repaid in full all $13.4 billion in borrowings outstanding on such date under our senior mortgage loans and secured mezzanine loans with proceeds from: (1) our October 4, 2013 offering of $1.5 billion of 5.625% senior notes due 2021 (the "Senior Notes"), which were released from escrow on October 25, 2013, (2) borrowings under our new senior secured credit facility (the "Senior Secured Credit Facility"), which consists of a $7.6 billion term loan facility (the "Term Loans") and an undrawn $1.0 billion revolving credit facility (the "Revolving Credit Facility"), (3) a $3.5 billion commercial mortgage-backed securities loan secured by 23 of our U.S. owned real estate assets (the "CMBS Loan") and (4) a $525 million mortgage loan secured by our Waldorf Astoria New York property (the "Waldorf Astoria Loan"), together with additional borrowings under the Timeshare Facility and cash on hand.

In addition, on October 25, 2013, we issued a notice of redemption to holders of all of the outstanding $96 million aggregate principal amount of their 8 percent quarterly interest bonds due 2031 on November 25, 2013. The bonds were redeemed in full at a redemption price equal to 100 percent of the principal amount thereof and interest accrued and unpaid thereon, to, but not including November 25, 2013. We refer to the transactions discussed above as the "Debt Refinancing."

Hilton HHonors Points Sales

In October 2013, we sold Hilton HHonors points to American Express Travel Related Services Company, Inc. ("Amex") and Citibank, N.A. ("Citi") for $400 million and $250 million, respectively, in cash. We used the net proceeds of the Hilton HHonors points sales to reduce outstanding indebtedness in connection with the Debt Refinancing.

For more information on these transactions, see "—Liquidity and Capital Resources" as well as Note 13: "Debt" and Note 14: "Deferred Revenues" in our consolidated financial statements.

Principal Components and Factors Affecting our Results of Operations

Revenues

Principal Components

We primarily derive our revenues from the following sources:

•
Owned and leased hotels. Represents revenues derived from hotel operations, including room rentals, food and beverage sales and other ancillary services. These revenues are primarily derived from two categories of customers: transient and group. Transient guests are individual travelers who are traveling for business or leisure. Our group guests are traveling for group events that reserve rooms for meetings, conferences or social functions sponsored by associations, corporate, social, military, educational, religious or other organizations. Group business usually includes a block of room accommodations, as well as other ancillary services, such as catering and banquet services. A majority of our food and beverage sales and other ancillary services are provided to customers who are also occupying rooms at our hotel properties. As a result, occupancy affects all components of our owned and leased hotel revenues.

•
Management and franchise fees and other. Represents revenues derived from management fees earned from hotels and timeshare properties managed by us, franchise fees received in connection with the franchising of our brands and other revenue generated by the incidental support of hotel operations for owned, leased, managed and franchised properties and other rental income.

•
Terms of our management agreements vary, but our fees generally consist of a base fee, which is typically a percentage of each hotel's gross revenue, and in some cases an incentive fee, which is based on gross operating profits, cash flow or a combination thereof. Management fees from timeshare properties are generally a fixed amount as stated in the management agreement. Outside of the U.S., our fees are often more dependent on hotel profitability measures, either through a single management fee structure where the entire fee is based on a profitability measure, or because our two-tier fee structure is more heavily weighted toward the incentive fee than the base fee. Additionally, we receive one-time upfront fees upon execution of certain management contracts. In general, the hotel owner pays all operating and other expenses and reimburses our out-of-pocket expenses. The initial terms of our management agreements for full-service hotels typically are 20 years. Extensions are negotiated and vary, but typically are more prevalent in full-service hotels. Typically these agreements contain one or two extension options that are either for 5 or 10 years and can be exercised at our or the other party's option or by mutual agreement. Some of our management agreements provide early termination rights to hotel owners upon certain events, including the failure to meet certain financial or performance criteria. Performance test measures typically are based upon the hotel's performance individually or in comparison to specified hotels.

•
Under our franchise agreements, franchisees pay us franchise fees which consist of initial application and initiation fees for new hotels entering the system and monthly royalty fees, generally calculated as a percentage of room revenues. Royalty fees for our full-service brands may also include a percentage of gross food and beverage revenues and other revenues, where applicable. In addition to the franchise application and royalty fees, franchisees also generally pay a monthly program fee based on a percentage of the total gross room revenue that covers the cost of advertising and marketing programs; internet, technology and reservation system expenses; and quality assurance program costs. Our franchise agreements typically have initial terms of approximately 20 years for new construction and approximately 10 to 20 years for properties that are converted from other brands. At the expiration of the initial term, we may relicense the hotel to the franchisee at our option, the hotel owner’s option or by mutual agreement, for an additional term ranging from 10 to 15 years. We have the right to terminate a franchise agreement upon specified events of default, including nonpayment of fees or noncompliance with brand standards. If a franchise agreement is terminated by us because of a franchisee’s default, the franchisee is contractually required to pay us liquidated damages.

•
Timeshare. Represents revenues derived from the sale and financing of timeshare units and revenues from enrollments and other fees, rentals of timeshare units, food and beverage sales and other ancillary services at our timeshare properties and fees, which we refer to as resort operations. Additionally, in recent years, we began a transformation of our timeshare business to a capital light model in which third-party timeshare owners and developers provide capital for development while we act as the sales and marketing agent and property manager. Through these transactions, we receive a sales and marketing commission and branding fees on sales of timeshare intervals, recurring fees to operate the homeowners' associations and revenues from resort operations.

•
Other revenues from managed and franchised properties. These revenues represent the payroll and its related costs for properties that we manage where the property employees are legally our responsibility, as well as certain other operating costs of the managed and franchised properties' operations, marketing expenses and other expenses associated with our brands and shared services that are contractually either reimbursed to us by the property owners or paid from fees collected in advance from these properties. The corresponding expenses are presented as other expenses from managed and franchised properties in our consolidated statements of operations resulting in no effect on operating income or net income.

Factors Affecting our Revenues

The following factors affect the revenues we derive from our operations:

•
Consumer demand and global economic conditions. Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and adverse political conditions can lower the revenues and profitability of our owned and leased operations and the amount of management and franchise fee revenues we are able to generate from our managed and franchised properties. Further, competition for hotel guests and the supply of hotel services affect our ability to increase rates charged to customers at our hotels. Also, declines in hotel profitability during an economic downturn directly affect the incentive portion of our management fees, which is based on hotel profit measures. Our timeshare segment also is linked to cycles in the general economy and consumer discretionary spending. As a result, changes in consumer demand and general business cycles can subject and have subjected our revenues to significant volatility.

Our results of operations have steadily improved as the global economy continues to recover, resulting in an increase in system-wide RevPAR of 8.8 percent from the year ended December 31, 2011 to the year ended December 31, 2013.

•
Agreements with third-party owners and franchisees and relationships with developers. We depend on our long-term management and franchise agreements with third-party owners and franchisees for a significant portion of our management and franchise fee revenues. The success and sustainability of our management and franchise business depends on our ability to perform under our management and franchise agreements and maintain good relationships with third-party owners and franchisees. Our relationships with these third parties also generate new relationships with developers and opportunities for property development that can support our growth. Growth and maintenance of our hotel system and earning fees relating to hotels in the pipeline are dependent on the ability of developers and owners to access capital for the development, maintenance and renovation of properties. We believe that we have good relationships with our third-party owners, franchisees and developers and are committed to the continued growth and development of these relationships. These relationships exist with a diverse group of owners, franchisees and developers and are not significantly concentrated with any particular third party. Additionally, in recent years we have entered into sales and marketing agreements to sell timeshare units on behalf of third-party developers. Our supply of third-party developed timeshare intervals was approximately 73,000, or 78 percent of total supply, as of December 31, 2013. We expect sales and marketing agreements with third-party developers and resort operations to comprise a growing percentage of our timeshare revenue and revenues derived from the sale and financing of timeshare units developed by us to comprise a smaller percentage of our timeshare revenue in future periods, consistent with our strategy to focus our business on the management aspects and deploy less of our capital to asset construction.

Expenses

Principal Components

We primarily incur the following expenses:

•
Owned and leased hotels. Owned and leased hotel expenses reflect the operating expenses of our consolidated owned and leased hotels, including room expense, food and beverage costs, other support costs and property expenses. Room expense includes compensation costs for housekeeping, laundry and front desk staff and supply costs for guest room amenities and laundry. Food and beverage costs include costs for wait and kitchen staff and food and beverage products. Other support expenses consist of costs associated with property-level management, utilities, sales and marketing, operating hotel spas, telephones, parking and other guest recreation, entertainment and services. Property expenses include property taxes, repairs and maintenance, rent and insurance.

•
Timeshare. Timeshare expenses include the cost of inventory sold during the period, sales and marketing expenses, resort operations expenses and other overhead expenses associated with our timeshare business.

•
Depreciation and amortization. These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures and equipment at our consolidated owned and leased hotels, as well as certain corporate assets. Amortization expense primarily consists of amortization of our management and franchise intangibles, which are amortized over their estimated useful lives. Additionally, we amortize capitalized software over the estimated useful life of the software.

•
General, administrative and other expenses. General, administrative and other expenses consist primarily of compensation expense for our corporate staff and personnel supporting our business segments (including divisional offices that support our management and franchise segment), professional fees (including consulting, audit and legal fees), travel and entertainment expenses, bad debt expenses, contractual performance obligations and office administrative and related expenses. Expenses incurred by our supply management business, laundry facilities and other ancillary businesses are also included in general, administrative and other expenses.

•
Impairment losses. We hold significant amounts of goodwill, amortizing and non-amortizing intangible assets, long-lived assets and investments. We evaluate these assets for impairment as further discussed in "—Critical Accounting Policies and Estimates." These evaluations have, in the past, resulted in impairment losses for certain of these assets based on the specific facts and circumstances surrounding the assets and our estimates of fair value. Based on economic conditions or other factors at a property-specific or company-wide level, we may be required to take additional impairment losses to reflect further declines in our asset and/or investment values.

•
Other expenses from managed and franchised properties. These expenses represent the payroll and its related costs for properties that we manage where the property employees are legally our responsibility, as well as certain other operating costs of the managed and franchised properties' operations, marketing expenses and other expenses associated with our brands and shared services that are contractually either reimbursed to us by the property owners or paid from fees collected in advance from these properties. The corresponding revenues are presented as other revenues from managed and franchised properties in our consolidated statements of operations resulting in no effect on operating income or net income.

Factors Affecting our Costs and Expenses

The following are principal factors that affect the costs and expenses we incur in the course of our operations:

•
Fixed expenses. Many of the expenses associated with managing, franchising and owning hotels and timeshare resorts are relatively fixed. These expenses include personnel costs, rent, property taxes, insurance and utilities, as well as sales and marketing expenses for our timeshare segment. If we are unable to decrease these costs significantly or rapidly when demand for our hotels and other properties decreases, the resulting decline in our revenues can have an adverse effect on our net cash flow, margins and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results of our owned and leased hotel segment more significantly than the results of our management and franchising segments due to the high fixed costs associated with operating an owned or leased hotel. The effectiveness of any cost-cutting efforts is limited by the fixed costs inherent in our business. As a result, we may not be able to offset revenue reductions through cost cutting. Employees at some of our owned and leased hotels are parties to collective bargaining agreements that may also limit our ability to make timely staffing or labor changes in response to declining revenues. In addition, any efforts to reduce costs, or to defer or cancel capital improvements, could adversely affect the economic value of our hotels and brands. We have taken steps to reduce our fixed costs to levels we feel are appropriate to maximize profitability and respond to market conditions without jeopardizing the overall customer experience or the value of our hotels or brands. Also, a significant portion of our costs to support our timeshare business relates to direct sales and marketing of these units. In periods of decreased demand for timeshare units, we may be unable to reduce our sales and marketing expenses quickly enough to prevent a deterioration of our profit margins on our timeshare business.

•
Changes in depreciation and amortization expense. Changes in depreciation expense may be driven by renovations of existing hotels, acquisition or development of new hotels, the disposition of existing hotels through sale or closure, or changes in estimates of the useful lives of our assets. As we place new assets into service we will be required to record additional depreciation expense on those assets. Additionally, we capitalize costs associated with certain software development projects, and as those projects are completed and placed into service, amortization expense will increase.

Other Items

Effect of foreign currency exchange rate fluctuations

Significant portions of our operations are conducted in functional currencies other than our reporting currency, which is the U.S. dollar ("USD"), and we have assets and liabilities denominated in a variety of foreign currencies. As a result, we are required to translate those results, assets and liabilities from the functional currency into USD at market based exchange rates for each reporting period. When comparing our results of operations between periods, there may be material portions of the changes in our revenues or expenses that are derived from fluctuations in exchange rates experienced between those periods.

Seasonality

The lodging industry is seasonal in nature. However, the periods during which our hotels experience higher or lower levels of demand vary from property to property and depend upon location, type of property and competitive mix within the specific location. Based on historical results, we generally expect our revenue to be lower during the first calendar quarter of each year than during each of the three subsequent quarters, with the fourth quarter producing the strongest revenues of the year.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone or planned to undergo large-scale capital projects or for which comparable results are not available. Of the 4,073 hotels in our system as of December 31, 2013, 3,548 have been classified as comparable hotels. Our 525 non-comparable hotels include 14 properties, or less than one percent of the total hotels in our system, that have been removed from the comparable group during the last year because they have sustained substantial property damage, business interruption, undergone large-scale capital projects or comparable results were not available. Of the 3,926 hotels in our system as of December 31, 2012, 3,484 have been classified as comparable hotels for the year ended December 31, 2012.

Occupancy

Occupancy represents the total number of rooms sold divided by the total number of rooms available at a hotel or group of hotels. Occupancy measures the utilization of our hotels' available capacity. Management uses occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable ADR levels as demand for hotel rooms increases or decreases.

Average Daily Rate

ADR represents hotel room revenue divided by total number of rooms sold in a given period. ADR measures average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. ADR is a commonly used performance measure in the industry, and we use ADR to assess pricing levels that we are able to generate by type of customer, as changes in rates have a different effect on overall revenues and incremental profitability than changes in occupancy, as described above.

Revenue per Available Room

We calculate RevPAR by dividing hotel room revenue by room nights available to guests for the period. We consider RevPAR to be a meaningful indicator of our performance as it provides a metric correlated to two primary and key drivers of operations at our hotels: occupancy and ADR. RevPAR is also a useful indicator in measuring performance over comparable periods for comparable hotels.

References to RevPAR and ADR throughout this report are presented on a currency neutral (all periods using the same exchange rates) and comparable basis, unless otherwise noted.

EBITDA and Adjusted EBITDA

EBITDA, presented herein, is a financial measure that is not recognized under generally accepted accounting principles in the United States of America ("U.S. GAAP") that reflects net income attributable to Hilton stockholders, excluding interest expense, a provision for income taxes and depreciation and amortization. We consider EBITDA to be a useful measure of operating performance, due to the significance of our long-lived assets and level of indebtedness.

Adjusted EBITDA, presented herein, is calculated as EBITDA, as previously defined, further adjusted to exclude gains, losses and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses; (v) furniture, fixtures and equipment ("FF&E") replacement reserves required under certain lease agreements; (vi) reorganization costs; (vii) share-based and certain other compensation expenses prior to and in connection with our IPO; (viii) severance, relocation and other expenses; and (ix) other items.

EBITDA and Adjusted EBITDA are not recognized terms under U.S. GAAP and should not be considered as alternatives to net income (loss) or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. In addition, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) EBITDA and Adjusted EBITDA are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions; and (ii) EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider such measures either in isolation or as a substitute for net income (loss), cash flow or other methods of analyzing our results as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

•	EBITDA and Adjusted EBITDA do not reflect our tax expense or the cash requirements to pay our taxes;

•	EBITDA and Adjusted EBITDA do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect the effect on earnings or changes resulting from matters that we consider not to be indicative of our future operations;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently, limiting their usefulness as comparative measures.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

Results of Operations
Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
During the year ended December 31, 2013, we experienced occupancy increases in all segments of our business, and we were able to increase rates in market segments where demand has outpaced supply. The hotel operating statistics for our system-wide comparable hotels were as follows:

	Year Ended	Variance
	December 31, 2013	2013 vs. 2012
Owned and leased hotels
Occupancy	75.9%	0.9% pts
ADR	$191.15	3.4%
RevPAR	$145.00	4.6%

Managed and franchised hotels
Occupancy	71.9%	1.4% pts
ADR	$130.68	3.3%
RevPAR	$94.02	5.3%

System-wide
Occupancy	72.3%	1.3% pts
ADR	$136.49	3.3%
RevPAR	$98.65	5.2%

The system-wide increase in RevPAR was led by our Asia Pacific region, which experienced an increase of 7.0 percent due primarily to increased occupancy of 4.5 percentage points. In the Americas region, which includes the U.S., RevPAR increased 5.2 percent due to increased occupancy of 1.2 percentage points and increased ADR of 3.4 percent. Our hotels in the MEA region experienced a RevPAR increase of 6.4 percent, due to increased ADR of 13.1 percent, offset by decreased occupancy of 3.7 percentage points. Our European hotels experienced a RevPAR increase of 3.9 percent, primarily due to increased occupancy of 2.2 percentage points.

Revenues

	Year Ended December 31,		Percent Change
	2013	2012	2013 vs. 2012
	(in millions)
Owned and leased hotels	$4,046	$3,979	1.7
Management and franchise fees and other	1,175	1,088	8.0
Timeshare	1,109	1,085	2.2
	$6,330	$6,152	2.9

Revenues as presented in this section excludes other revenues from managed and franchised properties of $3,405 million and $3,124 million during the years ended December 31, 2013 and 2012, respectively.

Owned and leased hotels

During the year ended December 31, 2013, the overall improved performance at our owned and leased hotels primarily was a result of improvement in RevPAR of 4.6 percent at our comparable owned and leased hotels.

As of December 31, 2013, we had 35 consolidated owned and leased hotels located in the U.S., comprising 24,050 rooms. Revenues at our U.S. owned and leased hotels for the years ended December 31, 2013 and 2012 totaled $2,058 million and $1,922 million, respectively. The increase of $136 million, or 7.1 percent, was primarily driven by an increase in RevPAR at our U.S. comparable owned and leased hotels of 6.8 percent, which was due to increases in occupancy and ADR of 1.6 percentage points and 4.5 percent, respectively.

As of December 31, 2013, we had 89 consolidated owned and leased hotels located outside of the U.S., comprising 25,781 rooms. Revenues from our international (non-U.S.) owned and leased hotels for the years ended December 31, 2013 and 2012 totaled $1,988 million and $2,057 million, respectively. The decrease of $69 million, or 3.4 percent, was primarily due to an unfavorable movement in foreign currency rates of $63 million; on a currency neutral basis, revenue decreased $6 million. The decrease in currency neutral revenue was a result of a $44 million decrease in revenue from hotels that we sold or where leases expired during the periods, offset by an increase in revenues from our international comparable owned and leased hotels, which had a RevPAR increase of 8.0 percent. The RevPAR increase was a result of a 4.2 percentage point increase in occupancy and a 2.0 percent increase in ADR.

Management and franchise fees and other

Management and franchise fee revenue for the years ended December 31, 2013 and 2012 totaled $1,115 million and $1,032 million, respectively. The increase of $83 million, or 8.0 percent, reflects increases in RevPAR of 6.0 percent and 5.0 percent at our comparable managed and franchised properties, respectively. The increases in RevPAR for managed and franchised hotels were driven by both increases in occupancy and ADR.

The addition of new hotels to our managed and franchised system also contributed to the growth in revenue. During 2013, we added 45 managed properties on a net basis, contributing an additional 10,196 rooms to our system, as well as 108 franchised properties on a net basis, providing an additional 16,084 rooms to our system. As new hotels are established in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods.

Other revenues for the years ended December 31, 2013 and 2012 were $60 million and $56 million, respectively. The increase was primarily driven by an increase in revenues received from our supply management business.

Timeshare

Timeshare revenue increased $24 million due to an increase of approximately $63 million in sales commissions generated from projects developed by third parties as a result of three properties comprising 1,049 units commencing sales during or after the year ended December 31, 2012. Additionally, there was an increase of approximately $9 million in revenue from our resort operations, primarily due to increases in club fees and room rentals, as well as an increase of approximately $9 million in financing and other revenues, primarily due to increases in portfolio interest income. These increases were offset by a decrease of approximately $57 million in revenue from the sale of timeshare units developed by us due to lower sales volume of our owned timeshare inventory, which we expect to continue as we further develop our capital light timeshare business with a focus on selling timeshare intervals on behalf of third-party developers.

Operating Expenses

	Year Ended December 31,		Percent Change
	2013	2012	2013 vs. 2012
	(in millions)
Owned and leased hotels	$3,147	$3,230	(2.6)
Timeshare	730	758	(3.7)

Owned and leased hotels

Fluctuations in operating expenses at our owned and leased hotels can be related to various factors, including changes in occupancy levels, labor costs, utilities, taxes and insurance costs. The change in the number of occupied room nights directly affects certain variable expenses, which include payroll, supplies and other operating expenses.

U.S. owned and leased hotel expenses totaled $1,410 million and $1,370 million for the years ended December 31, 2013 and 2012, respectively. The increase of $40 million, or 2.9 percent, was due to increased occupancy levels, which resulted in an increase in variable operating expenses, including labor and utility costs.

International owned and leased hotel expenses totaled $1,737 million and $1,860 million for the years ended December 31, 2013 and 2012, respectively. The decrease of $123 million, or 6.6 percent, was due in part to foreign currency movements, which contributed $49 million of the decrease, as international owned and leased hotel expenses, on a currency neutral basis, decreased $74 million. The decrease in currency neutral expenses was primarily due to the expiration of operating leases and sales of certain properties in 2012, as well as cost mitigation strategies and operational efficiencies employed at all of our owned and leased properties.

Timeshare

Timeshare expense decreased $28 million primarily due to lower sales volume at our developed properties resulting in lower cost of sales, offset by an increase in sales and marketing expenses, most significantly related to the shift towards our capital light timeshare business.

	Year Ended December 31,		Percent Change
	2013	2012	2013 vs. 2012
	(in millions)
Depreciation and amortization	$603	$550	9.6

Depreciation expense increased $28 million primarily due to $254 million in capital expenditures during the year ended December 31, 2013, resulting in additional depreciation expense on certain owned and leased assets in 2013. Amortization expense increased $25 million for the year ended December 31, 2013 primarily due to capitalized software costs that were placed into service during the fourth quarter of 2012.

	Year Ended December 31,		Percent Change
	2013	2012	2013 vs. 2012
	(in millions)
Impairment losses	$—	$54	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

During the year ended December 31, 2012, certain markets and properties faced operating and competitive challenges. Such challenges caused a decline in expected future results of certain owned and leased properties and in the market value of certain corporate buildings, which caused us to evaluate the carrying values of these affected properties for impairment. As a result of our evaluation, we recognized impairment losses of $42 million related to our owned and leased hotels, $11 million of impairment losses related to certain corporate office facilities and $1 million of impairment losses related to one cost method investment.

	Year Ended December 31,		Percent Change
	2013	2012	2013 vs. 2012
	(in millions)
General, administrative and other	$748	$460	62.6
General and administrative expenses consist of our corporate operations, compensation and related expenses, including share-based compensation, and other operating costs.

General and administrative expenses were $697 million and $398 million for the years ended December 31, 2013 and 2012, respectively. The increase of $299 million was primarily due to share-based compensation expense of approximately $306 million related to the conversion of our executive compensation plan concurrent with our IPO during the fourth quarter of 2013. Other expenses for the years ended December 31, 2013 and 2012 were $51 million and $62 million, respectively. The decrease of $11 million was primarily due to a reduction in payments required under performance guarantees on certain managed properties between periods.

Non-operating Income and Expenses

	Year Ended December 31,		Percent Change
	2013	2012	2013 vs. 2012
	(in millions)
Interest expense	$620	$569	9.0

Interest expense increased $51 million for the year ended December 31, 2013 primarily due to the release of $23 million of debt issuance costs and original issue discount related to the portion of the Term Loans that was voluntarily prepaid during the year ended December 31, 2013, as well as an increase in the average interest rate on our outstanding borrowings. These increases were offset by decreases in interest expense as a result of voluntary prepayments of $1.45 billion made in 2013 prior to our Debt Refinancing.

	Year Ended December 31,		Percent Change
	2013	2012	2013 vs. 2012
	(in millions)
Equity in earnings (losses) from unconsolidated affiliates	$16	$(11)	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The $27 million increase in equity in earnings from unconsolidated affiliates was primarily a result of $19 million of impairment losses on our equity method investments recognized during the year ended December 31, 2012. Additionally, many of our equity method investments experienced improved operating performance, resulting in an increase in the equity in earnings from these unconsolidated affiliates.

	Year Ended December 31,		Percent Change
	2013	2012	2013 vs. 2012
	(in millions)
Gain (loss) on foreign currency transactions	$(45)	$23	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The net gain (loss) on foreign currency transactions primarily relates to changes in foreign currency rates relating to short-term cross-currency intercompany loans.

	Year Ended December 31,		Percent Change
	2013	2012	2013 vs. 2012
	(in millions)
Gain on debt extinguishment	$229	$—	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.
The gain on debt extinguishment was the result of the Debt Refinancing which occurred in 2013. See Note 13: "Debt" in our consolidated financial statements for further discussion.

	Year Ended December 31,		Percent Change
	2013	2012	2013 vs. 2012
	(in millions)
Other gain, net	$7	$15	(53.3)

The other gain, net for the year ended December 31, 2013 was primarily related to a capital lease restructuring by one of our consolidated variable interest entities ("VIEs") during the period. The revised terms reduced the future minimum lease payments, resulting in a reduction of the capital lease obligation and a residual amount, which was recorded in other gain, net.

The other gain, net for the year ended December 31, 2012 was primarily related to the pre-tax gain of $5 million resulting from the sale of our interest in an investment in affiliate accounted for under the equity method, as well as a $6 million gain due to the resolution of certain contingencies relating to historical asset sales.

	Year Ended December 31,		Percent Change
	2013	2012	2013 vs. 2012
	(in millions)
Income tax expense	$238	$214	11.2

The $24 million increase in income tax expense was primarily the result of an increase in U.S. federal and foreign taxes as a result of higher taxable income, partially offset by the benefit of releasing $121 million of valuation allowances against certain foreign and state deferred tax assets during the year ended December 31, 2013. Refer to Note 19: "Income Taxes" in our consolidated financial statements for a reconciliation of our tax provision at the U.S. statutory rate to our provision for income taxes.

Segment Results

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 24: "Business Segments" in our consolidated financial statements. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income attributable to Hilton stockholders. For a discussion of our definition of EBITDA and Adjusted EBITDA, how management uses it to manage our business and material limitations on its usefulness, refer to "—Key Business and Financial Metrics Used by Management". The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts:

	Year Ended December 31,		Percent Change
	2013	2012	2013 vs. 2012
	(in millions)
Revenues:
Ownership(1)(4)	$4,075	$4,006	1.7
Management and franchise(2)	1,271	1,180	7.7
Timeshare	1,109	1,085	2.2
Segment revenues	6,455	6,271	2.9
Other revenues from managed and franchised properties	3,405	3,124	9.0
Other revenues(3)	69	66	4.5
Intersegment fees elimination(1)(2)(3)(4)	(194)	(185)	4.9
Total revenues	$9,735	$9,276	4.9

Adjusted EBITDA:
Ownership(1)(2)(3)(4)(5)	$926	$793	16.8
Management and franchise(2)	1,271	1,180	7.7
Timeshare(1)(2)	297	252	17.9
Corporate and other(3)(4)	(284)	(269)	5.6
Adjusted EBITDA	$2,210	$1,956	13.0
____________

(1)
Includes charges to timeshare operations for rental fees and fees for other amenities, which are eliminated in our consolidated financial statements. These charges totaled $26 million and $24 million for the years ended December 31, 2013 and 2012, respectively. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the ownership segment and a cost to timeshare Adjusted EBITDA.

(2)
Includes management, royalty and intellectual property fees of $100 million and $96 million for the years ended December 31, 2013 and 2012, respectively. These fees are charged to consolidated owned and leased properties and are eliminated in our consolidated financial statements. Also includes a licensing fee of $56 million and $52 million for the years ended December 31, 2013 and 2012, respectively, which is charged to our timeshare segment by our management and franchise segment and is eliminated in our consolidated financial statements. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the management and franchise segment and a cost to ownership Adjusted EBITDA and timeshare Adjusted EBITDA.

(3)
Includes charges to consolidated owned and leased properties for services provided by our wholly owned laundry business of $9 million and $10 million for the years ended December 31, 2013 and 2012, respectively. These charges are eliminated in our consolidated financial statements.

(4)	Includes various other intercompany charges of $3 million for the years ended December 31, 2013 and 2012.

(5)	Includes unconsolidated affiliate Adjusted EBITDA.

Ownership

Ownership segment revenues increased $69 million primarily due to an improvement in RevPAR of 4.6 percent at our comparable owned and leased hotels. Refer to "—Revenues—Owned and leased hotels" for further discussion on the increase in revenues from our owned and leased hotels. Our ownership segment's Adjusted EBITDA increased $133 million primarily as a result of the increase in ownership segment revenues and the decrease in operating expenses at our owned and leased hotels of $83 million. Refer to "—Operating Expenses—Owned and leased hotels" for further discussion on the decrease in operating expenses.

Management and franchise

Management and franchise segment revenues increased $91 million primarily as a result of increases in RevPAR of 6.0 percent and 5.0 percent at our comparable managed and franchised properties, respectively, and the net addition of hotels to our managed and franchised system. Refer to "—Revenues—Management and franchise and other" for further discussion on the increase in revenues from our managed and franchised properties. Our management and franchise segment's Adjusted EBITDA increased as a result of the increase in management and franchise segment revenues.

Timeshare

Refer to "—Revenues—Timeshare" for a discussion of the increase in revenues from our timeshare segment. Our timeshare segment's Adjusted EBITDA increased $45 million primarily as a result of the $24 million increase in timeshare revenue and the $28 million decrease in timeshare operating expense. Refer to "—Operating Expenses—Timeshare” for a discussion of the decrease in operating expenses from our timeshare segment.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011
During the year ended December 31, 2012, we experienced occupancy increases in all segments of our business and were able to increase rates in market segments where demand outpaced supply. The hotel operating statistics for our system-wide comparable hotels were as follows:

	Year Ended	Variance
	December 31, 2012	2012 vs. 2011
Owned and leased hotels
Occupancy	74.5%	2.3% pts
ADR	$183.29	1.0%
RevPAR	$136.55	4.2%

Managed and franchised hotels
Occupancy	70.8%	1.9% pts
ADR	$126.17	3.0%
RevPAR	$89.34	5.8%

System-wide
Occupancy	71.1%	1.9% pts
ADR	$131.35	2.9%
RevPAR	$93.38	5.7%

The system-wide increase in occupancy was led by our Asia Pacific region, which had an increase of 4.8 percentage points, and was lagged by our European hotels, which had a growth in occupancy of 1.3 percentage points. Our European hotels experienced a 2.5 percent increase in RevPAR, partially attributable to the 2012 Summer Olympics held in London. While political unrest in portions of the Middle East continued throughout 2012, the MEA region experienced a 2.8 percent increase in RevPAR.

As of December 31, 2012, we had 10 hotels in Japan, five of which were included in our ownership segment. Additionally, HGV had eight sales centers and offices in Japan. None of our hotels or offices in Japan were damaged in the March 2011 earthquake and tsunami. Our Japanese operations stabilized during the third quarter of 2011 and, from that time on, our Japanese hotels have experienced continued improvement in RevPAR, which increased 14.9 percent and supported the increase in RevPAR of 8.7 percent in our Asia Pacific region between periods. The Asia Pacific region experienced the largest increase in RevPAR of all our regions from 2011.

Revenues

	Year Ended December 31,		Percent Change
	2012	2011	2012 vs. 2011
	(in millions)
Owned and leased hotels	$3,979	$3,898	2.1
Management and franchise fees and other	1,088	1,014	7.3
Timeshare	1,085	944	14.9
	$6,152	$5,856	5.1

Revenues as presented in this section, excludes other revenues from managed and franchised properties of $3,124 million and $2,927 million during the years ended December 31, 2012 and 2011, respectively.

Owned and leased hotels

During the year ended December 31, 2012, the improved performance of our owned and leased hotels primarily was a result of improvement in RevPAR of 4.2 percent at our comparable owned and leased hotels.

As of December 31, 2012, we had 35 consolidated owned and leased hotels located in the U.S., comprising 24,054 rooms. Revenue at our U.S. owned and leased hotels for the years ended December 31, 2012 and 2011 totaled $1,922 million and $1,822 million, respectively. The increase of $100 million, or 5.5 percent, was primarily driven by an increase in RevPAR of 5.1 percent, which was due to increases in ADR and occupancy at our U.S. comparable owned and leased hotels of 1.5 percent and 2.7 percentage points, respectively. These increases were primarily driven by business from transient guests as room revenue from transient guests at our U.S. comparable owned and leased hotels increased 10.4 percent, due to increases in transient ADR of 2.9 percent and transient occupancy of 7.3 percent. The increased transient room revenue was in part offset by decreases in room revenue from group travel at our U.S. comparable owned and leased hotels of 3.0 percent during the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease in group room revenue at our U.S. comparable owned and leased hotels was primarily due to one large group at one hotel driving significant group room revenue in 2011 that did not recur in 2012. Excluding this one hotel from the prior year results, our group room revenue at our U.S. comparable owned and leased hotels increased 2.0 percent.

As of December 31, 2012, we had 94 consolidated owned and leased hotels located outside of the U.S., comprising 26,565 rooms. Revenue from our international owned and leased hotels totaled $2,057 million and $2,076 million for the years ended December 31, 2012 and December 31, 2011, respectively. The revenue decrease of $19 million, or 0.9 percent, was primarily due to an unfavorable movement in foreign currency rates of $76 million. On a currency neutral basis, international owned and leased hotel revenue increased $57 million, or 2.9 percent. The increase was primarily driven by an increase in RevPAR of 3.4 percent, which was due to an increase in occupancy at our comparable international owned and leased hotels of 1.9 percentage points, while ADR remained relatively consistent period over period. The increase was also due to recovery in Japan as operations stabilized in the third quarter of 2011 after the natural disasters negatively affected revenues for the first half of 2011. This recovery resulted in an increase in RevPAR at our comparable Japanese owned and leased hotels of 18.2 percent, which was driven by an increase in occupancy and ADR of 10.5 percentage points and 2.1 percent, respectively.

Management and franchise fees and other

Management and franchise fee revenue for the years ended December 31, 2012 and 2011 totaled $1,032 million and $965 million, respectively. The increase of $67 million, or 6.9 percent, in our management and franchise business reflects increases in RevPAR of 4.9 percent and 6.2 percent at our comparable managed and franchised properties, respectively. The increases in RevPAR for both comparable periods for managed and franchised hotels were primarily driven by increased occupancy and rates charged to guests.

The addition of new hotels to our managed and franchised system also contributed to the growth in revenue. We added 13 managed properties on a net basis, contributing an additional 4,265 rooms to our system, as well as 107 franchised properties on a net basis, providing an additional 14,007 rooms to our system. As new hotels are established in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods.

Other revenues were $56 million and $49 million, respectively, for the years ended December 31, 2012 and 2011.

Timeshare

Timeshare revenue for the year ended December 31, 2012 was $1,085 million, an increase of $141 million, or 14.9 percent, from $944 million during the year ended December 31, 2011. This increase was primarily due to a $66 million increase in revenue from the sale of timeshare units developed by us, as well as an increase of $46 million in sales commissions and fees earned on projects developed by third parties. Additionally, our revenue from resorts operations and financing and other revenues both increased $9 million.

Operating Expenses

	Year Ended December 31,		Percent Change
	2012	2011	2012 vs. 2011
	(in millions)
Owned and leased hotels	$3,230	$3,213	0.5
Timeshare	758	668	13.5

U.S. owned and leased hotel expense totaled $1,370 million and $1,345 million, respectively, for the years ended December 31, 2012 and 2011. The increase of $25 million, or 1.9 percent, was partially due to increased occupancy of 2.7 percentage points at our comparable U.S. owned and leased hotels, which resulted in an increase in labor and utility costs. The increase was also due to increases to sales and marketing expenses, insurance expenses and property taxes at our U.S. owned and leased hotels.

International owned and leased hotel expense decreased $8 million, or 0.4 percent, to $1,860 million from $1,868 million, respectively, for the year ended December 31, 2012 compared to the year ended December 31, 2011. However, there were foreign currency movements of $66 million between the years ended December 31, 2012 and 2011, which decreased owned and leased hotel expenses. International owned and leased hotel expenses, on a currency neutral basis, increased $58 million. The increase in currency neutral expense was primarily due to increased occupancy of 1.9 percentage points at our comparable international owned and leased hotels, which resulted in an increase in variable operating expenses and energy costs. The increase was also due to increases in rent expenses, certain of which have a variable component based on hotel revenues or profitability, as well as repair and maintenance expenses, insurance expenses and property taxes at our international owned and leased hotels.

Timeshare expense increased $90 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to increased sales, marketing, general and administrative costs associated with the increase in timeshare revenue during the same period.

	Year Ended December 31,		Percent Change
	2012	2011	2012 vs. 2011
	(in millions)
Depreciation and amortization	$550	$564	(2.5)

Depreciation and amortization expense decreased $14 million for the year ended December 31, 2012, compared to the year ended December 31, 2011. Depreciation expense, including amortization of assets recorded under capital leases, decreased $33 million primarily due to capital lease amendments which resulted in extending asset useful lives in the second half of 2011, as well as 2011 impairments, which resulted in lower depreciable asset bases for 2012. These instances led to lower depreciation expense on the same assets for the year ended December 31, 2012 compared to the year ended December 31, 2011. Amortization expense increased $19 million primarily due to capitalized software that was placed in service during the year ended December 31, 2012.

	Year Ended December 31,		Percent Change
	2012	2011	2012 vs. 2011
	(in millions)
Impairment losses	$54	$20	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

During the year ended December 31, 2012, certain specific markets and properties, particularly in Europe, continued to face operating and competitive challenges. Such challenges caused a decline in market value of certain corporate buildings in the current year and in expected future results for certain owned and leased properties, which caused us to evaluate the carrying values of these affected properties for impairment. During 2012, we recognized impairment losses of $42 million related to our owned and leased hotels, $11 million of impairment losses related to certain corporate office facilities, and $1 million of impairment losses related to one cost method investment. During 2011, we recognized impairment losses of $17 million related to our owned and leased hotels and $3 million on timeshare properties.

	Year Ended December 31,		Percent Change
	2012	2011	2012 vs. 2011
	(in millions)
General, administrative and other	$460	$416	10.6

General and administrative expenses consist of our corporate operations, compensation and related expenses, including share-based compensation, and other operating costs.

General and administrative expenses for the years ended December 31, 2012 and 2011 totaled $398 million and $377 million, respectively. In 2011, we recorded a one-time $20 million insurance recovery related to a prior year legal settlement. Excluding this recovery, general and administrative expenses increased $1 million for the year ended December 31, 2012, compared to the year ended December 31, 2011. The increase includes a $31 million increase in share-based compensation expense due to the acceleration of certain payments under our share-based compensation plan. These increases were offset by decreases in employee retirement costs from the acceleration of a $13 million prior service credit relating to the freeze of our employee benefit plan that covers workers in the United Kingdom (the "U.K. Plan") agreed to in March 2012, reorganization costs of $16 million that were recorded in 2011 and other operating costs.

Other expenses were $62 million and $39 million, respectively, for the years ended December 31, 2012 and 2011. This increase of $23 million was due to an increase of $16 million in various operating expenses incurred for the incidental support of hotel operations and an increase of $3 million for guarantee payments.

Non-operating Income and Expenses

	Year Ended December 31,		Percent Change
	2012	2011	2012 vs. 2011
	(in millions)
Interest expense	$569	$643	(11.5)

Interest expense decreased $74 million for the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease in interest expense was attributable to debt payments during the fourth quarter 2011, which resulted in lower 2012 debt principal balances to which interest rates were applied.

The weighted average effective interest rate on our outstanding debt was approximately 3.4 percent and 3.7 percent for the years ended December 31, 2012 and 2011, respectively.

	Year Ended December 31,		Percent Change
	2012	2011	2012 vs. 2011
	(in millions)
Equity in losses from unconsolidated affiliates	$11	$145	(92.4)

The $134 million decrease in the loss from prior year was primarily due to other-than-temporary impairments on our equity investments of $19 million for the year ended December 31, 2012, as compared to other-than-temporary impairments of $141 million for the year ended December 31, 2011 resulting from declines in certain joint ventures current and expected future operating results.

	Year Ended December 31,		Percent Change
	2012	2011	2012 vs. 2011
	(in millions)
Gain (loss) on foreign currency transactions	$23	$(21)	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The net gain (loss) on foreign currency transactions primarily relates to changes in foreign currency rates relating to short-term cross-currency intercompany loans.

	Year Ended December 31,		Percent Change
	2012	2011	2012 vs. 2011
	(in millions)
Other gain, net	$15	$19	(21.1)

The other gain, net for the year ended December 31, 2012 was primarily related to a pre-tax gain of $5 million resulting from the sale of our interest in an investment in affiliate accounted for under the equity method, as well as a $6 million gain due to the resolution of certain contingencies relating to historical asset sales.

The other gain, net for the year ended December 31, 2011 was primarily due to a gain of $16 million on the sale of our former headquarters building in Beverly Hills, California, as well a gain of $13 million related to the restructuring of a capital lease. These gains were offset by a loss of $10 million related to the sale of our interest in a hotel development joint venture.

	Year Ended December 31,		Percent Change
	2012	2011	2012 vs. 2011
	(in millions)
Income tax benefit (expense)	$(214)	$59	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

Our income tax expense for the year ended December 31, 2012 was primarily a result of $201 million related to our U.S. federal income tax provision. For the year ended December 31, 2011, our income tax expense, which was primarily related to $69 million and $50 million in U.S. federal and foreign income tax provision, respectively, was offset by a release of $182 million in valuation allowance against our deferred tax assets related to U.S. federal foreign tax credits resulting in an overall tax benefit. Based on our consideration of all positive and negative evidence available, we believe that it is more likely than not we will be able to realize our U.S. federal foreign tax credits.

Segment Results

The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts:

	Year Ended December 31,		Percent Change
	2012	2011	2012 vs. 2011
	(in millions)
Revenues:
Ownership(1)(4)	$4,006	$3,926	2.0
Management and franchise(2)	1,180	1,095	7.8
Timeshare	1,085	944	14.9
Segment revenues	6,271	5,965	5.1
Other revenues from managed and franchised properties	3,124	2,927	6.7
Other revenues(3)	66	58	13.8
Intersegment fees elimination(1)(2)(3)(4)	(185)	(167)	10.8
Total revenues	$9,276	$8,783	5.6

Adjusted EBITDA
Ownership(1)(2)(3)(4)(5)	$793	$725	9.4
Management and franchise(2)	1,180	1,095	7.8
Timeshare(1)(2)	252	207	21.7
Corporate and other(3)(4)	(269)	(274)	(1.8)
Adjusted EBITDA	$1,956	$1,753	11.6
____________

(1)
Includes charges to timeshare operations for rental fees and fees for other amenities, which are eliminated in our consolidated financial statements. These charges totaled $24 million and $27 million for the years ended December 31, 2012 and 2011, respectively. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the ownership segment and a cost to timeshare Adjusted EBITDA.

(2)
Includes management, royalty and intellectual property fees of $96 million and $88 million for the years ended December 31, 2012 and 2011, respectively. These fees are charged to consolidated owned and leased properties and are eliminated in our consolidated financial statements. Also includes a licensing fee of $52 million and $43 million for the years ended December 31, 2012 and 2011, respectively, which is charged to our timeshare segment by our management and franchise segment and is eliminated in our consolidated financial statements. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the management and franchise segment and a cost to ownership Adjusted EBITDA and timeshare Adjusted EBITDA.

(3)
Includes charges to consolidated owned and leased properties for services provided by our wholly owned laundry business of $10 million and $9 million for the years ended December 31, 2012 and 2011, respectively. These charges are eliminated in our consolidated financial statements.

(4)	Includes various other intercompany charges of $3 million for the year ended December 31, 2012.

(5)	Includes unconsolidated affiliate Adjusted EBITDA.

Ownership

Ownership segment revenues increased primarily due to an improvement in RevPAR of 4.2 percent at our comparable owned and leased hotels. Refer to "—Revenues—Owned and leased hotels" for further discussion on the increase in revenues from our owned and leased hotels. Our ownership segment’s Adjusted EBITDA increased primarily as a result of the increase in ownership segment revenues of $80 million offset by an increase in operating expenses of $17 million at our owned and leased hotels. Refer to "—Operating Expenses—Owned and leased hotels" for further discussion on the increase in operating expenses at our owned and leased hotels.

Management and franchise

Management and franchise segment revenues increased primarily as a result of increases in RevPAR of 4.9 percent and 6.2 percent at our comparable managed and franchised properties, respectively, and the net addition of hotels to our managed and franchised system. Refer to "—Revenues—Management and franchise fees and other" for further discussion on the increase in revenues from our comparable managed and franchised properties. Our management and franchise segment’s Adjusted EBITDA increased as a result of the increase in management and franchise segment revenues.

Timeshare

Refer to "—Revenues—Timeshare" for a discussion of the increase in revenues from our timeshare segment. Our timeshare segment’s Adjusted EBITDA increased as a result of the $141 million increase in timeshare revenue, offset by a $90 million increase in timeshare operating expenses. Refer to "—Operating Expenses—Timeshare" for a discussion of the increase in operating expenses from our timeshare segment.

Supplemental Financial Data for Unrestricted U.S. Real Estate Subsidiaries

As of December 31, 2013, we owned majority or controlling financial interests in 49 hotels, representing 27,173 rooms. See "Part I—Item 2. Properties" for more information on each of our owned hotels. Of these owned properties, 24 hotels, including The Waldorf Astoria New York, representing an aggregate of 20,035 rooms as of December 31, 2013, are owned by subsidiaries that we collectively refer to as our "Unrestricted U.S. Real Estate Subsidiaries." The properties held by our Unrestricted U.S. Real Estate Subsidiaries secure our $3.5 billion CMBS Loan and the $525 million Waldorf Astoria Loan, are not included in the collateral securing our Senior Secured Credit Facility and the Unrestricted U.S. Real Estate Subsidiaries do not guarantee obligations under our Senior Secured Credit Facility or our Senior Notes. In addition, the Unrestricted U.S. Real Estate Subsidiaries are not subject to any of the restrictive covenants in the indenture that governs our Senior Notes. For further discussion, see "—Liquidity and Capital Resources" and Note 13: "Debt" in our consolidated financial statements.

We have included this supplemental financial data to comply with certain financial information requirements regarding our Unrestricted U.S. Real Estate Subsidiaries set forth in the indenture that governs our Senior Notes. For the year ended December 31, 2013, the Unrestricted U.S. Real Estate Subsidiaries represented 19.3 percent of our total revenues, 44.8 percent of net income attributable to Hilton stockholders and 25.3 percent of our Adjusted EBITDA, and as of December 31, 2013, represented 32.6 percent of our total assets and 29.1 percent of our total liabilities.

The following table presents supplemental unaudited financial data, as required by the indenture, for our Unrestricted U.S. Real Estate Subsidiaries:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Revenues	$1,880	$1,754	$1,666
Net income attributable to Hilton stockholders	186	159	126
Capital expenditures for property and equipment	134	264	251
Adjusted EBITDA(1)	560	464	409
Cash provided by (used in):
Operating activities	364	343	371
Investing activities	(162)	(264)	(263)
Financing activities	(186)	(64)	(120)
____________

(1)
The following table provides a reconciliation of our Unrestricted U.S. Real Estate Subsidiaries' EBITDA and Adjusted EBITDA to net income attributable to Hilton stockholders, which we believe is the most closely comparable U.S. GAAP measure.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Adjusted EBITDA	$560	$464	$409
Impairment losses included in equity in earnings (losses) from unconsolidated affiliates	—	—	(7)
Other adjustment items	(13)	(7)	—
EBITDA	547	457	402
Interest expense(1)	(31)	—	—
Income tax expense	(132)	(114)	(90)
Depreciation and amortization	(198)	(184)	(185)
Depreciation and amortization included in equity in earnings (losses) from unconsolidated affiliates	—	—	(1)
Net income attributable to Hilton stockholders	$186	$159	$126
____________

(1)
Interest expense on the Unrestricted U.S. Real Estate Subsidiaries reflects $4,025 million of long-term debt securing these properties in connection with the Debt Refinancing on October 25, 2013. Prior to the Debt Refinancing, the Unrestricted U.S. Real Estate Subsidiaries did not have outstanding long-term debt during the periods presented.

The following table presents supplemental unaudited financial data, as required by the indenture, for our Unrestricted U.S. Real Estate Subsidiaries:

	December 31,
	2013	2012
	(in millions)
Assets	$8,649	$8,562
Liabilities	6,496	2,453

Liquidity and Capital Resources

Overview

As of December 31, 2013, we had total cash and cash equivalents of $860 million, including $266 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balances relates to cash collateral on our self-insurance programs and escrowed cash from our timeshare operations.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, payroll and related benefits, legal costs, operating costs associated with the management of hotels, interest and scheduled principal payments on our outstanding indebtedness, contract acquisition costs and capital expenditures for renovations and maintenance at our owned and leased hotels. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our owned and leased hotels, purchase commitments, costs associated with potential acquisitions and corporate capital expenditures.

We finance our business activities primarily with existing cash and cash generated from our operations. We believe that this cash will be adequate to meet anticipated requirements for operating expenses and other expenditures, including corporate expenses, payroll and related benefits, legal costs and purchase commitments for the foreseeable future. The objectives of our cash management policy are to maintain the availability of liquidity, minimize operational costs and use available cash to pay down our outstanding debt. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments across all three of our business segments. Additionally, we have no amounts drawn under our Revolving Credit Facility as of December 31, 2013 and we have the ability to borrow up to $957 million after giving effect to $43 million of outstanding letters of credit under our Revolving Credit Facility.

Recent Events Affecting Our Liquidity and Capital Resources

Initial Public Offering

On December 17, 2013, we completed our IPO, which generated net proceeds of approximately $1,243 million to us after underwriting discounts, expenses and transaction costs, which we used, in conjunction with available cash, to repay approximately $1,250 million of the Term Loans.

Debt Refinancing

Upon completion of the Debt Refinancing, we repaid in full all $13.4 billion in borrowings under our legacy senior mortgage loans and secured mezzanine loans and redeemed the full $96 million in aggregate principal amount outstanding of our bonds due 2031 using the proceeds from our offering of $1.5 billion of Senior Notes, borrowings under our new Senior Secured Credit Facility, which consists of the $7.6 billion Term Loans and the $1.0 billion Revolving Credit Facility, the $3.5 billion CMBS Loan and a $525 million Waldorf Astoria Loan, together with additional borrowings of $300 million under our Timeshare Facility and cash on hand. For further information on the Debt Refinancing, see Note 13: "Debt" in our consolidated financial statements.

Hilton HHonors Points Sales

In October 2013, we sold Hilton HHonors points to Amex and Citi for $400 million and $250 million, respectively, in cash. Amex and Citi and their respective designees may use the points in connection with Hilton HHonors co-branded credit cards and for promotions, rewards and incentive programs or certain other activities as they may establish or engage in from time to time. We used the net proceeds of the Hilton HHonors points sales to reduce outstanding indebtedness in connection with the Debt Refinancing.

Sources and Uses Of Our Cash and Cash Equivalents

The following table summarizes our net cash flows and key metrics related to our liquidity:

	As of and for the year ended December 31,			Percent Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in millions)
Net cash provided by operating activities	$2,101	$1,110	$1,167	89.3	(4.9)
Net cash used in investing activities	(382)	(558)	(463)	(31.5)	20.5
Net cash used in financing activities	(1,863)	(576)	(714)	NM(1)	(19.3)
Working capital surplus(2)	241	478	826	(49.6)	(42.1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

(2)	Total current assets less total current liabilities.

Our ratio of current assets to current liabilities was 1.11, 1.20 and 1.37 as of December 31, 2013, 2012 and 2011, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from management and franchise revenues, operating income from our owned and leased hotels and resorts and sales of timeshare units. In a recessionary market, we may experience significant declines in travel and, thus, declines in demand for our hotel and resort rooms and timeshare units. A decline in demand could have a material effect on our cash flow from operating activities.

Net cash provided by operating activities was $2,101 million for the year ended December 31, 2013, compared to $1,110 million for the year ended December 31, 2012. The $991 million increase was primarily due to $650 million received from the Hilton HHonors points sales, which increased our deferred revenues, and improved operating income, excluding non-cash share based compensation expense of $262 million. Net cash provided by operating activities also increased during the year ended December 31, 2013 as a result of the releases of $42 million in collateral against outstanding letters of credit and $20 million of restricted cash from our timeshare operations. Additionally, during the year ended December 31, 2012, our cash provided by operating activities was reduced by $76 million for collateral required to support potential future contributions to certain of our employee benefit plans. For further discussion, see Note 20: "Employee Benefit Plans" in our consolidated financial statements.

The net $57 million decrease in cash provided by operating activities during the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily due to changes in various working capital components and an increase in the change in restricted cash and cash equivalents of $65 million, which were partially offset by an increase in operating income of $125 million.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2013 was $382 million, compared to $558 million during the year ended December 31, 2012. The $176 million decrease in net cash used in investing activities was primarily attributable to a decrease in capital expenditures for property and equipment of $179 million, as a result of the completion of renovations at certain of our owned and leased properties in 2012, and a decrease in software capitalization costs of $25 million, as a result of corporate software projects that were completed in 2012. Additionally, there was an increase in distributions from unconsolidated affiliates of $25 million, primarily related to the sales of our interests in two joint venture entities. The decrease in net cash used in investing activities was partially offset by an increase in acquisitions of $30 million, primarily due to the acquisition of a parcel of land that we previously held under a long-term ground lease for $28 million.

The $95 million increase in net cash used in investing activities during the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily attributable to an increase in capital expenditures for property and equipment of $44 million, a decrease in proceeds from asset dispositions of $65 million and a decrease in distributions from unconsolidated affiliates of $15 million. The majority of the increase in capital expenditures related to improvements at existing hotel properties. The decrease in proceeds from asset dispositions was a result of proceeds of $65 million from the sale of our former corporate headquarters office building in 2011, while the decrease in distributions from unconsolidated affiliates resulted from the sale of our interest in a joint venture entity of $8 million in 2012, compared to proceeds from the sale of our interest in a hotel development joint venture of $23 million in 2011.

For the years ended December 31, 2013, 2012 and 2011, we capitalized labor costs relating to our investing activities, including capital expenditures and software development, of $15 million, $14 million and $14 million, respectively.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2013 was $1,863 million, compared to $576 million during the year ended December 31, 2012. The $1,287 million increase in cash used in financing activities was primarily attributable to a $2,357 million increase in net repayments of debt, primarily related to an increase in unscheduled, voluntary debt repayments on our Secured Debt, the repayment of the Secured Debt in connection with the Debt Refinancing and unscheduled, voluntary repayments of $350 million on our Term Loans subsequent to the Debt Refinancing. The increase in net debt repayments was offset by $1,243 million in proceeds from our IPO, which was used to repay amounts outstanding on our Term Loans. Additionally, we paid $180 million of debt issuance costs related to the Debt Refinancing.

Net cash used in financing activities during the year ended December 31, 2012 decreased $138 million compared to the year ended December 31, 2011, due to a change in restricted cash and cash equivalents that increased cash available for financing activities by $212 million, as well as an increase in borrowings of $56 million, primarily related to our consolidated VIEs. The change in restricted cash and cash equivalents was primarily due to a decrease of $174 million in our prefunded cash reserves, which was a result of using the reserves for capital expenditures. The increases in cash provided by financing activities were partially offset by an increase in our debt repayments of $128 million, which primarily related to an increase in non-recourse debt repayments related to our consolidated VIEs of $90 million.

Capital Expenditures

Our capital expenditures for property and equipment of $254 million, $433 million and $389 million made during the years ended December 31, 2013, 2012 and 2011 primarily included expenditures related to the renovation of existing owned and leased properties and our corporate facilities. Our software capitalization costs of $78 million, $103 million and $93 million during the years ended December 31, 2013, 2012 and 2011 related to various systems initiatives for the benefit of our hotel owners and our overall corporate operations. As of December 31, 2013, we had outstanding commitments under construction contracts of approximately $121 million for capital expenditures at certain owned and leased properties, including our consolidated VIEs. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

Senior Secured Credit Facility

Our Revolving Credit Facility provides for $1.0 billion in borrowings, including the ability to draw up to $150 million in the form of letters of credit. As of December 31, 2013, we had $43 million of letters of credit outstanding on our Revolving Credit Facility, leaving us with a borrowing capacity of $957 million. We are currently required to pay a commitment fee of 0.50 percent per annum under the Revolving Credit Facility in respect of the unused commitments thereunder. The commitment fee can be reduced upon achievement of certain leverage ratios. For further information on the Senior Secured Credit Facility, refer to Note 13: "Debt" in our consolidated financial statements.

Debt

As of December 31, 2013, our total indebtedness, excluding $302 million of our share of debt of our investments in affiliates, was approximately $12.7 billion, including $968 million of non-recourse debt. For further information on our total indebtedness and the Debt Refinancing, refer to Note 13: "Debt" in our consolidated financial statements.

The obligations of the Senior Secured Credit Facility are unconditionally and irrevocably guaranteed by us and all of our direct or indirect wholly owned material domestic subsidiaries, excluding our subsidiaries that are prohibited from providing guarantees as a result of the agreements governing our Timeshare Facility and/or our Securitized Timeshare Debt and our subsidiaries that secure our CMBS Loan and our Waldorf Astoria Loan. Additionally, none of our foreign subsidiaries or our non-wholly owned domestic subsidiaries guarantee the Senior Secured Credit Facility.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures, issue additional equity securities or draw on our Revolving Credit Facility. Our ability to make scheduled principal payments and to pay interest on our debt depends on the future performance of our operations, which is subject to general conditions in or affecting the hotel and timeshare industries that are beyond our control.

Letters of Credit

We had a total of $51 million in letters of credit outstanding as of December 31, 2013 and 2012, the majority of which relate to our self-insurance programs. Included in the $51 million outstanding as of December 31, 2013 was $43 million outstanding under the Revolving Credit Facility. The remaining letters of credit outstanding as of December 31, 2013 and all letters of credit outstanding as of December 31, 2012 were issued outside the Revolving Credit Facility. The maturities of the letters of credit were within one year as of December 31, 2013.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Long-term debt(1)(2)	$14,685	$479	$1,087	$4,993	$8,126
Non-recourse debt(2)	714	39	524	54	97
Capital lease obligations
Recourse	148	8	22	12	106
Non-recourse	402	26	52	52	272
Operating leases	3,286	264	494	453	2,075
Purchase commitments	137	74	60	—	3
Total contractual obligations	$19,372	$890	$2,239	$5,564	$10,679
____________

(1)	The initial maturity date of the $875 million variable-rate component of the CMBS loan is November 1, 2015. We have assumed all extensions, which are solely at our option, were exercised.

(2)	Includes principal, as well as estimated interest payments. For our variable-rate debt we have assumed a constant 30-day LIBOR rate of 0.17 percent as of December 31, 2013.

The total amount of unrecognized tax benefits as of December 31, 2013 was $435 million. These amounts are excluded from the table above because they are uncertain and subject to the findings of the taxing authorities in the jurisdictions in which we are subject to tax. It is possible that the amount of the liability for unrecognized tax benefits could change during the next year. Refer to Note 19: "Income Taxes" in our consolidated financial statements further discussion of our liability for unrecognized tax benefits.

In addition to the purchase commitments in the table above, in the normal course of business we enter into purchase commitments for which we are reimbursed by the owners of our managed and franchised hotels. These obligations have minimal or no effect on our net income and cash flow.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of December 31, 2013 included letters of credit of $51 million, guarantees of $27 million for debt and obligations of third parties, performance guarantees with possible cash outlays totaling approximately $150 million, of which we have accrued $60 million as of December 31, 2013 for estimated probable exposure, and construction contract commitments of approximately $121 million for capital expenditures at our owned, leased and consolidated VIE hotels. Additionally, during 2010, in conjunction with a lawsuit settlement, an affiliate of our Sponsor entered into service contracts with the plaintiff. As part of the settlement, we entered into a guarantee with the plaintiff to pay any shortfall that this affiliate does not fund related to those service contracts. The remaining potential exposure under this guarantee as of December 31, 2013 was approximately $48 million. See Note 25: "Commitments and Contingencies" in our consolidated financial statements for further discussion on these amounts.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. We believe that of our significant accounting policies, which are described in Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our consolidated financial statements, the following accounting policies are critical because they involve a higher degree of judgment, and the estimates required to be made were based on assumptions that are inherently uncertain. As a result, these accounting policies could materially affect our financial position, results of operations and related disclosures. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material effect on our financial position or results of operations.

Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of the board of directors.

Property and Equipment and Intangible Assets with Finite Lives

We evaluate the carrying value of our property and equipment and intangible assets with finite lives by comparing the expected undiscounted future cash flows to the net book value of the assets if we determine there are indicators of potential impairment. If it is determined that the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is recorded in our consolidated statements of operations as impairment losses.

As part of the process described above, we exercise judgment to:

•
determine if there are indicators of impairment present. Factors we consider when making this determination include assessing the overall effect of trends in the hospitality industry and the general economy, historical experience, capital costs and other asset-specific information;

•
determine the projected undiscounted future cash flows when indicators of impairment are present. Judgment is required when developing projections of future revenues and expenses based on estimated growth rates over the expected useful life of the asset group. These estimated growth rates are based on historical operating results, as well as various internal projections and external sources; and

•
determine the asset fair value when required. In determining the fair value, we often use internally-developed discounted cash flow models. Assumptions used in the discounted cash flow models include estimating cash flows, which may require us to adjust for specific market conditions, as well as capitalization rates, which are based on location, property or asset type, market-specific dynamics and overall economic performance. The discount rate takes into account our weighted average cost of capital according to our capital structure and other market specific considerations.

We had $9,058 million of property and equipment, net and $2,203 million of intangible assets with finite lives as of December 31, 2013. Changes in estimates and assumptions used in our impairment testing of property and equipment and intangible assets with finite lives could result in future impairment losses, which could be material.

In conjunction with our regular assessment of impairment, we did not identify any property and equipment with indicators of impairment for which a 10 percent reduction in our estimate of undiscounted future cash flows would result in impairment losses. We did not identify any intangible assets with finite lives for which a 10 percent reduction in our estimates of undiscounted future cash flows, projected operating results or other significant assumptions would result in impairment losses.

Investments in Affiliates

We evaluate our investments in affiliates for impairment when there are indicators that the fair value of our investment may be less than our carrying value. We record an impairment loss when we determine there has been an "other-than-temporary" decline in the investment’s fair value. If an identified event or change in circumstances requires an evaluation to determine if the value of an investment may have an other-than-temporary decline, we assess the fair value of the investment based on the accepted valuation methods, which include discounted cash flows, estimates of sales proceeds and external appraisals. If an investment’s fair value is below its carrying value and the decline is considered to be other-than-temporary, we will recognize an impairment loss in equity in earnings (losses) from unconsolidated affiliates for equity method investments or impairment losses for cost method investments in our consolidated statements of operations.

Our investments in affiliates consist primarily of our interests in entities that own and/or operate hotels. As such, the factors we consider when determining if there are indicators of potential impairment are similar to property and equipment discussed above. If there are indicators of potential impairment, we estimate the fair value of our equity method and cost method investments by internally developed discounted cash flow models. The principal factors used in our discounted cash flow models that require judgment are the same as the items discussed in property and equipment above.

We had $260 million of investments in affiliates as of December 31, 2013. Changes in the estimates and assumptions used in our investments in affiliates impairment testing can result in additional impairment expense, which can materially change our consolidated financial statements.

In conjunction with our regular assessment of impairment, we did not identify any investments in affiliates with indicators of impairment for which a 10 percent change in our estimates of future cash flows or other significant assumptions would result in material impairment losses.

Goodwill

We review the carrying value of our goodwill by comparing the carrying value of our reporting units to their fair value. Our reporting units are the same as our operating segments as described in Note 24: "Business Segments" in our consolidated financial statements. We perform this evaluation annually or at an interim date if indicators of impairment exist. In any given year we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we proceed to the two-step quantitative process. In the first step, we evaluate the fair value of our reporting units quantitatively. When determining fair value, we utilize discounted future cash flow models, as well as market conditions relative to the operations of our reporting units. Under the discounted cash flow approach, we utilize various assumptions that require judgment, including projections of revenues and expenses based on estimated long-term growth rates, and discount rates based on weighted average cost of capital. Our estimates of long-term growth and costs are based on historical data, as well as various internal projections and external sources. The weighted average cost of capital is estimated based on each reporting units’ cost of debt and equity and a selected capital structure. The selected capital structure for each reporting unit is based on consideration of capital structures of comparable publicly traded companies operating in the business of that reporting unit. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step must be performed. In the second step, we estimate the implied fair value of goodwill, which is determined by taking the fair value of the reporting unit and allocating it to all of its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination.

We had $6,220 million of goodwill as of December 31, 2013. Changes in the estimates and assumptions used in our goodwill impairment testing could result in future impairment losses, which could be material. A change in our estimates and assumptions that would reduce the fair value of each reporting units by 10 percent would not result in an impairment of any of our reporting units.

Brands

We evaluate our brand intangible assets for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of the brand is below the carrying value. When determining fair value, we utilize discounted future cash flow models for hotels that we manage or franchise. Under the discounted cash flow approach, we utilize various assumptions that require judgment, including projections of revenues and expenses based on estimated long-term growth rates and discount rates based on weighted average cost of capital. Our estimates of long-term growth and costs are based on historical data, as well as various internal estimates. If a brand’s estimated current fair value is less than its respective carrying value, the excess of the carrying value over the estimated fair value is recorded in our consolidated statements of operations within impairment losses.

We had $5,013 million of brand intangible assets as of December 31, 2013. Changes in the estimates and assumptions used in our brands impairment testing, most notably revenue growth rates and discount rates, could result in future impairment losses, which could be material. A change in our estimates and assumptions that would reduce the fair value of each of our brands by 10 percent would not result in an impairment of any of the brand intangible assets.

Hilton HHonors

Hilton HHonors defers revenue received from participating hotels and program partners in an amount equal to the estimated cost per point of the future redemption obligation. We engage outside actuaries to assist in determining the fair value of the future award redemption obligation using statistical formulas that project future point redemptions based on factors that require judgment, including an estimate of "breakage" (points that will never be redeemed), an estimate of the points that will eventually be redeemed and the cost of the points to be redeemed. The cost of the points to be redeemed includes further estimates of available room nights, occupancy rates, room rates and any devaluation or appreciation of points based on changes in reward prices or changes in points earned per stay.

We had $963 million of guest loyalty liability as of December 31, 2013. Changes in the estimates used in developing our breakage rate could result in a material change to our guest loyalty liability. A 10 percent decrease to the breakage estimate used in determining future award redemption obligations would increase our guest loyalty liability by approximately $30 million.

Allowance for Loan Losses

The allowance for loan losses is related to the receivables generated by our financing of timeshare interval sales, which are secured by the underlying timeshare properties. We determine our timeshare financing receivables to be past due based on the contractual terms of the individual mortgage loans. We use a technique referred to as static pool analysis as the basis for determining our general reserve requirements on our timeshare financing receivables. The adequacy of the related allowance is determined by management through analysis of several factors requiring judgment, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including assumed default rates.

We had $92 million of allowance for loan losses as of December 31, 2013. Changes in the estimates used in developing our default rates could result in a material change to our allowance. A 10 percent increase to our default rates used in the allowance calculation would increase our allowance for loan losses by approximately $35 million.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using currently enacted tax rates. We regularly review our deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions may increase or decrease our valuation allowance resulting in an increase or decrease in our effective tax rate, which could materially affect our consolidated financial statements.

We use a prescribed more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return if there is uncertainty in income taxes recognized in the financial statements. Assumptions and estimates are used to determine the more-likely-than-not designation. Changes to these assumptions and estimates can lead to an additional income tax expense (benefit), which can materially change our consolidated financial statements.

Legal Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. An estimated loss from a loss contingency should be accrued by a charge to income if it is probable and the amount of the loss can be reasonably estimated. Significant judgment is required when we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially affect our consolidated financial statements.

Consolidations

We use judgment when evaluating whether we have a controlling financial interest in our partnerships and other investments, including the assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests that are not controllable through voting interests. If the entity is considered to be a VIE, we use judgment determining whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interests in the entity. We consolidate entities when we own more than 50 percent of the voting shares of a company or have a controlling general partner interest of a partnership, assuming the absence of other factors determining control, including the ability of minority owners to participate in or block certain decisions. Changes to judgments used in evaluating our partnerships and other investments could materially affect our consolidated financial statements.

Share-based Compensation

In connection with our IPO, the equity based portion of our former executive compensation plan was modified to vested shares and unvested restricted shares of common stock, and the liability portion of the plan was settled in cash. The equity based award was exchanged for vested shares and unvested restricted shares of our common stock as follows:

•	40 percent of each award vested on December 11, 2013, the pricing date of our IPO;

•	40 percent of each award will vest on December 11, 2014, the first anniversary of the pricing date of our IPO, contingent upon continued employment through that date; and

•	20 percent of each award will vest on the date that our Sponsor and its affiliates cease to own 50 percent or more of the shares of the Company, contingent upon continued employment through that date.

We recognized share-based compensation over the requisite service period of the individual grantee, which generally equals the vesting period. We currently only have service condition awards outstanding, and we have elected to use the straight-line method of expense attribution for such awards. The process of estimating the fair value of stock-based compensation awards and recognizing the associated expense over the requisite service period involves significant management estimates and assumptions, including forfeiture rates. We monitor the forfeiture activity to ensure that the current estimate continues to be appropriate. Any changes to this estimate will affect the amount of compensation expense we recognize with respect to any future grants.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates, which may affect future income, cash flows and fair value of the Company, depending on changes to interest rates and/or foreign exchange rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objective described above, and we do not use derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate debt. Interest rates on our variable-rate debt discussed below are based on one-month and three-month LIBOR, so we are most vulnerable to changes in this rate.

Under the terms of the CMBS Loan and Waldorf Astoria Loan entered into in connection with the Debt Refinancing, we are required to hedge interest rate risk using derivative instruments. Under the CMBS Loan, we entered into an interest rate cap agreement in the notional amount of the variable-rate component, or $875 million, which caps one-month LIBOR at 6.0 percent for the initial term of the variable-rate component. Under the Waldorf Astoria Loan, we entered into an interest rate cap agreement in the notional amount of the loan, or $525 million, which caps one-month LIBOR at 4.0 percent for the first 24 months. Thereafter, we are required to renew the interest rate cap agreement annually. As of December 31, 2013, the fair value of these interest rate caps were immaterial to our consolidated balance sheet.

Additionally, on October 25, 2013, we entered into four interest rate swap agreements for a combined notional amount of $1.45 billion, with a term of five years, which swapped the floating three-month LIBOR on a portion of the Term Loans to a fixed rate of 1.87 percent. The carrying value and fair value of these four interest rate swaps was $10 million as of December 31, 2013.

The following table sets forth the contractual maturities and the total fair values as of December 31, 2013 for our financial instruments that are materially affected by interest rate risk:

	Maturities by Period
	2014	2015	2016	2017	2018	Thereafter	Carrying Value	Fair Value
	(in millions, excluding average interest rates)
Assets:
Fixed-rate timeshare financing receivables	$135	$116	$120	$122	$119	$382	$994	$996
Average interest rate(1)							11.97%
Liabilities:
Fixed-rate long-term debt(2)	$1	$—	$132	$53	$2,625	$1,500	$4,311	$4,575
Average interest rate(1)							4.96%
Fixed-rate non-recourse debt(3)	$33	$26	$28	$28	$28	$79	$222	$220
Average interest rate(1)							2.28%
Variable-rate long-term debt(4)	$—	$—	$—	$—	$1,400	$6,000	$7,400	$7,400
Average interest rate(1)							3.54%
Variable-rate non-recourse debt(5)	$—	$—	$450	$—	$—	$—	$450	$450
Average interest rate(1)							1.42%
____________

(1)	Average interest rate as of December 31, 2013.

(2)	Excludes capital lease obligations with a carrying value of $73 million as of December 31, 2013.

(3)	Represents the Securitized Timeshare Debt.

(4)	The initial maturity date of the $875 million variable-rate component of this borrowing is November 1, 2015. We have assumed all extensions, which are solely at our option, were exercised.

(5)	Represents the Timeshare Facility.

Refer to Note 17: "Fair Value Measurements" in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the fair value measurements of our financial assets and liabilities.

Foreign Currency Exchange Rate Risk

We conduct business in various foreign currencies and are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. This exposure is primarily related to our international assets and liabilities, whose value could change materially in reference to our USD reporting currency. The most significant effect of changes to foreign currency values include certain intercompany loans not deemed to be permanently invested and to transactions for management and franchise fee revenues earned in foreign currencies.

Our most significant foreign currency exposure relates to fluctuations in the foreign exchange rate between USD and the British Pound Sterling ("GBP") and Euro ("EUR"). Historically, we used foreign exchange currency option agreements to hedge our exposure to changes in foreign exchange rates on certain of our foreign investments. As of December 31, 2013, we did not hold any derivative hedging instruments related to our foreign currency exposure.

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Hilton Worldwide Holdings Inc.

We have audited the accompanying consolidated balance sheets of Hilton Worldwide Holdings Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hilton Worldwide Holdings Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia
February 27, 2014

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$594	$755
Restricted cash and cash equivalents	266	550
Accounts receivable, net of allowance for doubtful accounts of $32 and $39	731	719
Inventories	396	415
Deferred income tax assets	23	76
Current portion of financing receivables, net	94	119
Current portion of securitized financing receivables, net	27	—
Prepaid expenses	148	153
Other	104	40
Total current assets (variable interest entities - $97 and $49)	2,383	2,827
Property, Investments and Other Assets:
Property and equipment, net	9,058	9,197
Financing receivables, net	635	815
Securitized financing receivables, net	194	—
Investments in affiliates	260	291
Goodwill	6,220	6,197
Brands	5,013	5,029
Management and franchise contracts, net	1,452	1,600
Other intangible assets, net	751	744
Deferred income tax assets	193	104
Other	403	262
Total property, investments and other assets (variable interest entities - $408 and $168)	24,179	24,239

TOTAL ASSETS	$26,562	$27,066

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$2,079	$1,922
Current maturities of long-term debt	4	392
Current maturities of non-recourse debt	48	15
Income taxes payable	11	20
Total current liabilities (variable interest entities - $86 and $51)	2,142	2,349
Long-term debt	11,751	15,183
Non-recourse debt	920	405
Deferred revenues	674	82
Deferred income tax liabilities	5,053	4,948
Liability for guest loyalty program	597	503
Other	1,149	1,441
Total liabilities (variable interest entities - $583 and $485)	22,286	24,911

Commitments and contingencies - see Note 25

Equity:
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of December 31, 2013; none authorized, issued or outstanding as of December 31, 2012	—	—
Common stock, $0.01 par value; 30,000,000,000 authorized shares and 984,615,364 issued and outstanding as of December 31, 2013; 9,205,128,000 authorized shares and 920,512,800 issued and outstanding as of December 31, 2012(1)	10	1
Additional paid-in capital	9,948	8,452
Accumulated deficit	(5,331)	(5,746)
Accumulated other comprehensive loss	(264)	(406)
Total Hilton stockholders' equity	4,363	2,301
Noncontrolling interests	(87)	(146)
Total equity	4,276	2,155

TOTAL LIABILITIES AND EQUITY	$26,562	$27,066
____________

(1)	Common stock shares issued and outstanding as of December 31, 2012 have been adjusted for a 9,205,128-for-1 stock split, which occurred on December 17, 2013.
See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Owned and leased hotels	$4,046	$3,979	$3,898
Management and franchise fees and other	1,175	1,088	1,014
Timeshare	1,109	1,085	944
	6,330	6,152	5,856
Other revenues from managed and franchised properties	3,405	3,124	2,927
Total revenues	9,735	9,276	8,783

Expenses
Owned and leased hotels	3,147	3,230	3,213
Timeshare	730	758	668
Depreciation and amortization	603	550	564
Impairment losses	—	54	20
General, administrative and other	748	460	416
	5,228	5,052	4,881
Other expenses from managed and franchised properties	3,405	3,124	2,927
Total expenses	8,633	8,176	7,808

Operating income	1,102	1,100	975

Interest income	9	15	11
Interest expense	(620)	(569)	(643)
Equity in earnings (losses) from unconsolidated affiliates	16	(11)	(145)
Gain (loss) on foreign currency transactions	(45)	23	(21)
Gain on debt extinguishment	229	—	—
Other gain, net	7	15	19

Income before income taxes	698	573	196

Income tax benefit (expense)	(238)	(214)	59

Net income	460	359	255
Net income attributable to noncontrolling interests	(45)	(7)	(2)
Net income attributable to Hilton stockholders	$415	$352	$253

Earnings per share:
Basic and diluted	$0.45	$0.38	$0.27

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2013	2012	2011
Net income	$460	$359	$255
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $39, $102, and $(2)	94	138	(82)

Pension liability adjustment:
Net actuarial gain (loss), net of tax of $(31), $20, and $10	48	(35)	(21)
Prior service credit (cost), net of tax of $(3), $4, and $(2)	6	(8)	3
Amortization of net gain, net of tax of $(3), $(1), and $(2)	6	2	5
Total pension liability adjustment	60	(41)	(13)

Cash flow hedge adjustment, net of tax of $(4), $—, and $(1)	6	—	1

Total other comprehensive income (loss)	160	97	(94)

Comprehensive income	620	456	161
Comprehensive loss (income) attributable to noncontrolling interests	(63)	(21)	1
Comprehensive income attributable to Hilton stockholders	$557	$435	$162

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2013	2012	2011
Operating Activities:
Net income	$460	$359	$255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	603	550	564
Impairment losses	—	54	20
Equity in losses (earnings) from unconsolidated affiliates	(16)	11	145
Loss (gain) on foreign currency transactions	45	(23)	21
Gain on debt extinguishment	(229)	—	—
Other gain, net	(7)	(15)	(19)
Share-based compensation	262	50	19
Amortization of deferred financing costs and other	25	(5)	6
Distributions from unconsolidated affiliates	27	31	13
Deferred income taxes	65	73	(187)
Changes in operating assets and liabilities:
Accounts receivable, net	(16)	(82)	(43)
Inventories	19	137	119
Prepaid expenses	4	(15)	(7)
Other current assets	(65)	51	(29)
Accounts payable, accrued expenses and other	132	71	151
Income taxes payable	(8)	3	—
Change in restricted cash and cash equivalents	91	(79)	(14)
Change in timeshare financing receivables	(15)	(68)	(53)
Change in deferred revenues	592	(8)	—
Change in liability for guest loyalty program	139	6	128
Change in other liabilities	14	(48)	83
Other	(21)	57	(5)
Net cash provided by operating activities	2,101	1,110	1,167

Investing Activities:
Capital expenditures for property and equipment	(254)	(433)	(389)
Acquisitions	(30)	—	(12)
Payments received on other financing receivables	5	8	7
Issuance of other financing receivables	(10)	(4)	—
Investments in affiliates	(4)	(3)	(11)
Distributions from unconsolidated affiliates	33	8	23
Proceeds from asset dispositions	—	—	65
Contract acquisition costs	(44)	(31)	(53)
Software capitalization costs	(78)	(103)	(93)
Net cash used in investing activities	(382)	(558)	(463)

Financing Activities:
Net proceeds from issuance of common stock	1,243	—	—
Borrowings	14,088	96	40
Repayment of debt	(17,203)	(854)	(726)
Debt issuance costs	(180)	—	—
Change in restricted cash and cash equivalents	193	187	(25)
Distributions to noncontrolling interests	(4)	(4)	(3)
Acquisition of noncontrolling interests	—	(1)	—
Net cash used in financing activities	(1,863)	(576)	(714)

Effect of exchange rate changes on cash and cash equivalents	(17)	(2)	(5)
Net decrease in cash and cash equivalents	(161)	(26)	(15)
Cash and cash equivalents, beginning of period	755	781	796

Cash and cash equivalents, end of period	$594	$755	$781

For supplemental disclosures, see Note 27: "Supplemental Disclosures of Cash Flow Information."

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Common Stock			Accumulated Deficit		Noncontrolling Interests	Total
	Shares(1)	Amount
Balance as of December 31, 2010	921	$1	$8,454	$(6,351)	$(398)	$(162)	$1,544
Net income	—	—	—	253	—	2	255
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(79)	(3)	(82)
Pension liability adjustment	—	—	—	—	(13)	—	(13)
Cash flow hedge adjustment	—	—	—	—	1	—	1
Other comprehensive loss	—	—	—	—	(91)	(3)	(94)
Distributions	—	—	—	—	—	(3)	(3)
Balance as of December 31, 2011	921	1	8,454	(6,098)	(489)	(166)	1,702
Share-based compensation	—	—	2	—	—	—	2
Acquisition of noncontrolling interest	—	—	(4)	—	—	3	(1)
Net income	—	—	—	352	—	7	359
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	124	14	138
Pension liability adjustment	—	—	—	—	(41)	—	(41)
Other comprehensive income	—	—	—	—	83	14	97
Distributions	—	—	—	—	—	(4)	(4)
Balance as of December 31, 2012	921	1	8,452	(5,746)	(406)	(146)	2,155
Issuance of common stock	64	9	1,234	—	—	—	1,243
Share-based compensation	—	—	262	—	—	—	262
Net income	—	—	—	415	—	45	460
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	76	18	94
Pension liability adjustment	—	—	—	—	60	—	60
Cash flow hedge adjustment	—	—	—	—	6	—	6
Other comprehensive income	—	—	—	—	142	18	160
Distributions	—	—	—	—	—	(4)	(4)
Balance as of December 31, 2013	985	$10	$9,948	$(5,331)	$(264)	$(87)	$4,276

____________

(1)	Common stock shares outstanding have been adjusted for a stock split which occurred on December 17, 2013.

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Hilton Worldwide Holdings Inc. ("Hilton" together with its subsidiaries, "we," "us," "our" or the "Company") was incorporated in Delaware on March 18, 2010 to hold, directly or indirectly, all of the equity of Hilton Worldwide, Inc. ("HWI"). The accompanying financial statements present the consolidated financial position of Hilton, which includes consolidation of HWI. Hilton is one of the largest hospitality companies in the world based upon the number of hotel rooms and timeshare units under our 10 distinct brands. We are engaged in owning, leasing, managing, developing and franchising hotels, resorts and timeshare properties. As of December 31, 2013, we owned, leased, managed or franchised 4,073 hotel and resort properties, totaling 672,083 rooms in 91 countries and territories, as well as 42 timeshare properties comprising 6,547 units.

On October 24, 2007, HWI became a wholly owned subsidiary of BH Hotels Holdco, LLC ("BH Hotels"), an affiliate of The Blackstone Group L.P. ("Blackstone" or "our Sponsor"), following the completion of a merger (the "Merger"). BH Hotels and its subsidiaries subsequently formed Hilton Global Holdings, LLC ("HGH" or our "Parent"), which owned 100 percent of our stock. On December 17, 2013, we completed a 9,205,128-for-1 stock split on issued and outstanding shares, which is reflected in all share and per share data presented in the consolidated financial statements and accompanying notes, and an initial public offering (the "IPO") in which we sold 64,102,564 newly issued shares of common stock and a selling stockholder of the Company sold 71,184,153 shares of existing common stock at a public offering price of $20.00 per share. As of December 31, 2013, our Sponsor beneficially owned approximately 76.4 percent of our common stock. The common stock is listed on the New York Stock Exchange under the symbol "HLT" and began trading publicly on December 12, 2013.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of Hilton, our wholly owned subsidiaries and entities in which we have a controlling financial interest, including variable interest entities ("VIEs") where we are the primary beneficiary. Entities in which we have a controlling financial interest generally comprise majority owned real estate ownership and management enterprises.

The determination of a controlling financial interest is based upon the terms of the governing agreements of the respective entities, including the evaluation of rights held by other ownership interests. If the entity is considered to be a VIE, we determine whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interests in the entity. We consolidate entities when we own more than 50 percent of the voting shares of a company or have a controlling general partner interest of a partnership, assuming the absence of other factors determining control, including the ability of noncontrolling owners to participate in or block certain decisions. As of December 31, 2013, we consolidated six non-wholly owned entities in which we own more than 50 percent of the voting shares of the entities or we have determined we are the primary beneficiary of VIEs.

All material intercompany transactions and balances have been eliminated in consolidation. References in these financial statements to net income attributable to Hilton stockholders and Hilton stockholders' equity do not include noncontrolling interests, which represent the outside ownership interests of our six consolidated, non-wholly owned entities and are reported separately.

Use of Estimates

The preparation of financial statements in conformity with United States of America ("U.S.") generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to current presentation.

Summary of Significant Accounting Policies

Revenue Recognition

Revenues are primarily derived from the following sources and are generally recognized as services are rendered and when collectibility is reasonably assured. Amounts received in advance of revenue recognition are deferred as liabilities.

•
Owned and leased hotel revenues primarily consist of room rentals and food and beverage sales from owned, leased and consolidated non-wholly owned hotel properties. Revenues are recorded when rooms are occupied or goods and services have been delivered or rendered.

•
Management fees represent fees earned from hotels and timeshare properties that we manage, usually under long-term contracts with the property owner. Management fees from hotels usually include a base fee, which is generally a percentage of hotel revenues, and an incentive fee, which is typically based on a fixed or variable percentage of hotel profits and in some cases may be subject to a stated return threshold to the owner, normally over a one-calendar year period. Additionally, we receive one-time upfront fees upon execution of certain management contracts. We recognize base fees as revenue when earned in accordance with the terms of the management agreement. For incentive fees, we recognize those amounts that would be due if the contract was terminated at the financial statement date. One-time, upfront fees are recognized when all conditions have been substantially performed or satisfied by us. Management fees from timeshare properties are generally a fixed percent as stated in the management agreement and are recognized as the services are performed.

•
Franchise fees represent fees earned in connection with the licensing of one of our hotel brands, usually under long-term contracts with the hotel owner. We charge a monthly franchise royalty fee, generally based on a percentage of room revenue, as well as application and initiation fees for new hotels entering the system. Royalty fees for our full-service brands may also include a percentage of gross food and beverage revenues and other revenues, where applicable. We recognize franchise fee revenue as the fees are earned, which is when all material services or conditions have been performed or satisfied.

•
Other revenues include revenues generated by the incidental support of hotel operations for owned, leased, managed and franchised hotels and other rental income. This includes any revenues received for vendor rebate arrangements we participate in as a manager of hotel and timeshare properties.

•
Timeshare revenues consist of revenues generated from our Hilton Grand Vacations timeshare business. Timeshare revenues are principally generated from the sale and financing of timeshare intervals. Revenue from a deeded timeshare sale is recognized when the customer has executed a binding sales contract, a minimum ten percent down payment has been received, certain minimum sales thresholds for a timeshare project have been attained, the purchaser’s period to cancel for a refund has expired and the related receivable is deemed to be collectible. We defer revenue recognition for sales that do not meet these criteria. During periods of construction, revenue from timeshare sales is recognized under the percentage-of-completion method. One of our timeshare products is accounted for as a long-term lease with a reversionary interest, rather than the sale of a deeded interest in real estate. In this case, sales revenue is recognized on a straight-line basis over the term of the lease. Revenue from the financing of timeshare sales is recognized on the accrual method as earned based on the outstanding principal, interest rate and terms stated in each individual financing agreement. See "Financing Receivables" section below for further discussion of the policies applicable to our timeshare financing receivables. Additionally, we receive sales commissions from certain third-party developers that we assist in selling their timeshare inventory. We recognize revenue from commissions on these sales as intervals are sold and we fulfill the service requirements under the respective sales agreements with the developers. We also generate revenues from enrollment and other fees, rentals of timeshare units, food and beverage sales and other ancillary services at our timeshare properties that are recognized when units are rented or goods and services are delivered or rendered.

•
Other revenues from managed and franchised properties represent payroll and related costs, certain other operating costs of the managed and franchised properties’ operations, marketing expenses and other expenses associated with our brands and shared services that are contractually reimbursed to us by the property owners or paid from fees collected in advance from these properties. The corresponding expenses are presented as other expenses from managed and franchised properties in our consolidated statements of operations, resulting in no effect on operating income (loss) or net income (loss).

We are required to collect certain taxes and fees from customers on behalf of government agencies and remit these back to the applicable governmental agencies on a periodic basis. We have a legal obligation to act as a collection agent. We do not retain these taxes and fees and, therefore, they are not included in revenues. We record a liability when the amounts are collected and relieve the liability when payments are made to the applicable taxing authority or other appropriate governmental agency.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents include cash balances established as security for certain guarantees, lender reserves, ground rent and property tax escrows, reserves statutorily required to be held by our captive insurance subsidiary and advance deposits received on timeshare sales that are held in escrow until the contract is closed. For purposes of our consolidated statements of cash flows, changes in restricted cash and cash equivalents caused by changes in lender reserves due to restrictions under our loan agreements are shown as financing activities. The remaining changes in restricted cash and cash equivalents are the result of our normal operations, and, as such, are reflected in operating activities.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided on accounts receivable when losses are probable based on historical collection activity and current business conditions.

Inventories

Inventories comprise unsold timeshare intervals at our timeshare properties, as well as hotel inventories consisting of operating supplies that have a period of consumption of one year or less, guest room items and food and beverage items.

Timeshare inventory is carried at the lower of cost or market, based on the relative sales value or net realizable value. Capital expenditures associated with our non-lease timeshare products are reflected as inventory until the timeshare intervals are sold. Consistent with industry practice, timeshare inventory is classified as a current asset despite an operating cycle that exceeds 12 months. The majority of sales and marketing costs incurred to sell timeshare intervals are expensed when incurred. Certain direct and incremental selling and marketing costs are deferred on a contract until revenue from the interval sale has been recognized.

In accordance with the accounting standards for costs and the initial rental operations of real estate projects, we use the relative sales value method of costing our timeshare sales and relieving inventory. In addition, we continually assess our timeshare inventory and, if necessary, impose pricing adjustments to accelerate sales pace. It is possible that any future changes in our development and sales strategies could have a material effect on the carrying value of certain projects and inventory. We monitor our projects and inventory on an ongoing basis and complete an evaluation each reporting period to ensure that the inventory is stated at the lower of cost or market.

Hotel inventories are generally valued at the lower of cost (using "first-in, first-out", or FIFO) or market.

Property and Equipment

Property and equipment are recorded at cost and interest applicable to major construction or development projects is capitalized. Costs of improvements that extend the economic life or improve service potential are also capitalized. Capitalized costs are depreciated over their estimated useful lives. Costs for normal repairs and maintenance are expensed as incurred.

Depreciation is recorded using the straight-line method over the assets’ estimated useful lives, which are generally as follows: buildings and improvements (8 to 40 years), furniture and equipment (3 to 8 years) and computer equipment and acquired software (3 years). Leasehold improvements are depreciated over the shorter of the estimated useful life, based on the lives estimates above, or the lease term.

We evaluate the carrying value of our property and equipment if there are indicators of potential impairment. We perform an analysis to determine the recoverability of the asset’s carrying value by comparing the expected undiscounted future cash flows to the net book value of the asset. If it is determined that the expected undiscounted future cash flows are less than the net book value of the asset, the excess of the net book value over the estimated fair value is recorded in our consolidated statements of operations within impairment losses. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset using discount and capitalization rates deemed reasonable for the type of asset, as well as prevailing market conditions, appraisals, recent similar transactions in the market and, if appropriate and available, current estimated net sales proceeds from pending offers.

If sufficient information exists to reasonably estimate the fair value of a conditional asset retirement obligation, including environmental remediation liabilities, we recognize the fair value of the obligation when the obligation is incurred, which is generally upon acquisition, construction or development and/or through the normal operation of the asset.

Financing Receivables

We define financing receivables as financing arrangements that represent a contractual right to receive money either on demand or on fixed or determinable dates, which are recognized as an asset in our consolidated balance sheets. We record all financing receivables at amortized cost in current and long-term financing receivables. We recognize interest income as earned and provide an allowance for cancellations and defaults. We have divided our financing receivables into two portfolio segments based on the level of aggregation at which we develop and document a systematic methodology to determine the allowance for credit losses. Based on their initial measurement, risk characteristics and our method for monitoring and assessing credit risk, we have determined the classes of financing receivables to correspond to our identified portfolio segments as follows:

•
Timeshare financing receivables comprise loans related to our financing of timeshare interval sales and secured by the underlying timeshare properties. We determine our timeshare financing receivables to be past due based on the contractual terms of the individual mortgage loans. We recognize interest income on our timeshare financing receivables as earned. The interest rate charged on the notes correlates to the risk profile of the borrower at the time of purchase and the percentage of the purchase that is financed, among other factors. We record an estimate of uncollectibility as a reduction of sales revenue at the time revenue is recognized on a timeshare interval sale. We evaluate this portfolio collectively, since we hold a large group of homogeneous timeshare financing receivables, which are individually immaterial. We monitor the credit quality of our receivables on an ongoing basis. There are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. With the exception of the financing provided to customers of our timeshare business, we do not normally require collateral or other security to support credit sales. We use a technique referred to as static pool analysis as the basis for determining our general reserve requirements on our timeshare financing receivables. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including assumed default rates, aging and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio. Once a note is 90 days past due or is determined to be uncollectible prior to 90 days past due, we cease accruing interest and reverse the accrued interest recognized up to that point. We apply payments we receive for loans, including those in non-accrual status, to amounts due in the following order: servicing fees, late charges, interest and principal. We resume interest accrual for loans for which we had previously ceased accruing interest once the loan is less than 90 days past due. We fully reserve for a timeshare financing receivable in the month following the date that the loan is 120 days past due and, subsequently, we write off the uncollectible note against the reserve once the foreclosure process is complete and we receive the deed for the foreclosed unit.

•
Other financing receivables primarily comprise individual loans and other types of unsecured financing arrangements provided to hotel owners. We individually assess all financing receivables in this portfolio for collectibility and impairment. We measure loan impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For impaired loans, we establish a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows. We do not recognize interest income on unsecured financing to hotel owners for notes that are greater than 90 days past due and only resume interest recognition if the financing receivable becomes current. We fully reserve unsecured financing to hotel owners when we determine that the receivables are uncollectible and when all commercially reasonable means of recovering the receivable balances have been exhausted.

Investments in Affiliates

We hold investments in affiliates that primarily own or lease hotels under one of our nine distinct hotel brands. If the entity does not meet the definition of a VIE, we evaluate our voting interest or general partnership interest to determine if we have a controlling financial interest in the entity. Investments in affiliates over which we exercise significant influence, but lack a controlling financial interest, are accounted for using the equity method. We account for investments using the equity method when we own more than a minimal investment, but have no more than a 50 percent voting interest or do not otherwise control the investment. Investments in affiliates over which we are not able to exercise significant influence are accounted for under the cost method.

Our proportionate share of earnings (losses) from our equity method investments is presented as equity in earnings (losses) from unconsolidated affiliates in our consolidated statements of operations. Distributions from investments in unconsolidated entities are presented as an operating activity in our consolidated statements of cash flows when such distributions are a return on investment. Distributions from unconsolidated affiliates are recorded as an investing activity in our consolidated statements of cash flows when such distributions are a return of investment.

We assess the recoverability of our equity method and cost method investments if there are indicators of potential impairment. If an identified event or change in circumstances requires an evaluation to determine if an investment may have an other-than-temporary impairment, we assess the fair value of the investment based on accepted valuation methodologies, which include discounted cash flows, estimates of sales proceeds and external appraisals. If an investment’s fair value is below its carrying value and the decline is considered to be other-than-temporary, we will recognize an impairment loss in equity in earnings (losses) from unconsolidated affiliates for equity method investments or impairment losses for cost method investments in our consolidated statements of operations.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. We do not amortize goodwill, but rather evaluate goodwill for potential impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below the carrying amount.

We review the carrying value of our goodwill by comparing the carrying value of our reporting units to their fair value. Our reporting units are the same as our operating segments as described in Note 24: "Business Segments". We perform this evaluation annually or at an interim date if indicators of impairment exist. In any year we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we proceed to the two-step quantitative process. In the first step, we determine the fair value of each of our reporting units. The valuation is based on internal projections of expected future cash flows and operating plans, as well as market conditions relative to the operations of our reporting units. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its estimated fair value, then the second step must be performed. In the second step, we estimate the implied fair value of goodwill, which is determined by taking the fair value of the reporting unit and allocating it to all of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Brands

We own, operate and franchise hotels under our portfolio of brands. There are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of these brands and, accordingly, the useful lives of these brands are considered to be indefinite. Our hotel brand portfolio includes Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts, Hilton Hotels & Resorts, DoubleTree by Hilton (including DoubleTree Suites by Hilton), Embassy Suites Hotels, Hilton Garden Inn, Hampton Inn (including Hampton Inn & Suites and, outside of the U.S., Hampton by Hilton), Homewood Suites by Hilton and Home2 Suites by Hilton. In addition, we also develop and operate timeshare properties under our Hilton Grand Vacations brand.

At the time of the Merger, our brands were assigned a fair value based on a common valuation technique known as the relief from royalty approach. Home2 Suites by Hilton was launched post-Merger and, as such, it was not assigned a fair value. We evaluate our brands for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of the brand is below the carrying value. If a brand’s estimated current fair value is less than its respective carrying value, the excess of the carrying value over the estimated fair value is recorded in our consolidated statements of operations within impairment losses.

Intangible Assets with Finite Useful Lives

We have certain finite lived intangible assets that were initially recorded at their fair value at the time of the Merger. These intangible assets consist of management agreements, franchise contracts, leases, certain proprietary technologies and our guest loyalty program, Hilton HHonors. Additionally, we capitalize management and franchise contract acquisition costs as finite-lived intangible assets. Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives.

We capitalize costs incurred to develop internal-use computer software. Internal and external costs incurred in connection with development of upgrades or enhancements that result in additional functionality are also capitalized. These capitalized costs are amortized on a straight-line basis over the estimated useful life of the software. These capitalized costs are recorded in other intangible assets in our consolidated balance sheets.

We review all finite lived intangible assets for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the fair value in our consolidated statements of operations.

Hilton HHonors

Hilton HHonors is a guest loyalty program provided to hotels. Most of our owned, leased, managed and franchised hotels and timeshare properties participate in the Hilton HHonors program. Hilton HHonors members earn points based on their spending at our participating hotel and timeshare properties and through participation in affiliated partner programs. When points are earned by Hilton HHonors members, the property or affiliated partner pays Hilton HHonors based on an estimated cost per point for the costs of operating the program, which include marketing, promotion, communication, administration and the estimated cost of award redemptions. Hilton HHonors member points are accumulated and may be redeemed for certificates that entitle the holder to the right to stay at participating properties, as well as other opportunities with third parties, including, but not limited to, airlines, car rentals, cruises, vacation packages, shopping and dining. We provide Hilton HHonors as a marketing program to participating hotels, with the objective of operating the program on a break-even basis to us.

Hilton HHonors defers revenue received from participating hotels and program partners in an amount equal to the estimated cost per point of the future redemption obligation. We engage outside actuaries to assist in determining the fair value of the future award redemption obligation using statistical formulas that project future point redemptions based on factors that include historical experience, an estimate of "breakage" (points that will never be redeemed), an estimate of the points that will eventually be redeemed and the cost of reimbursing hotels and other third parties in respect to other redemption opportunities available to members. Revenue is recognized by participating hotels and resorts only when points that have been redeemed for hotel stay certificates are used by members or their designees at the respective properties. Additionally, when members of the Hilton HHonors loyalty program redeem award certificates at our owned and leased hotels, we recognize room rental revenue.

Fair Value Measurements - Valuation Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (an exit price). We use the three-level valuation hierarchy for classification of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized below:

•	Level 1 - Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 - Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

•	Level 3 - Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety.

Derivative Instruments

We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. Under the terms of our loan agreements, we are required to maintain derivative financial instruments to manage interest rates. We do not enter into derivative financial instruments for trading or speculative purposes.

We record all derivatives at fair value. On the date the derivative contract is entered, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (cash flow hedge), a hedge of the fair value of a recognized asset or liability (fair value hedge), a hedge of our foreign currency exposure (net investment hedge) or an undesignated hedge instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge or net investment hedge are recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the consolidated statements of cash flows. Cash flows from undesignated derivative financial instruments are included as an investing activity in the consolidated statements of cash flows.

If we determine that we qualify for and will designate a derivative as a hedging instrument, at the designation date we formally document all relationships between hedging activities, including the risk management objective and strategy for undertaking various hedge transactions. This process includes matching all derivatives that are designated as cash flow hedges to specific forecasted transactions, linking all derivatives designated as fair value hedges to specific assets and liabilities in our consolidated balance sheets, and determining the foreign currency exposure of net investment of the foreign operation for a net investment hedge.

On a quarterly basis, we assess the effectiveness of our designated hedges in offsetting the variability in the cash flows or fair values of the hedged assets or obligations via use of the Hypothetical Derivative Method. This method compares the cumulative change in fair value of each hedging instrument to the cumulative change in fair value of a hypothetical hedging instrument, which has terms that identically match the critical terms of the respective hedged transactions. Thus, the hypothetical hedging instrument is presumed to perfectly offset the hedged cash flows. Ineffectiveness results when the cumulative change in the fair value of the hedging instrument exceeds the cumulative change in the fair value of the hypothetical hedging instrument. We discontinue hedge accounting prospectively, when the derivative is not highly effective as a hedge, the underlying hedged transaction is no longer probable, or the hedging instrument expires, is sold, terminated or exercised.

Currency Translation

The United States Dollar (“USD”) is our reporting currency and is the functional currency of our consolidated and unconsolidated entities operating in the U.S. The functional currency for our consolidated and unconsolidated entities operating outside of the U.S. is the currency of the primary economic environment in which the respective entity operates. Assets and liabilities measured in foreign currencies are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in equity. Income and expense accounts are translated at the average exchange rate for the period. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables denominated in a currency other than an entity’s functional currency that are not of a long-term investment nature are reported as a component of gain (loss) on foreign currency transactions in our consolidated statements of operations.

Self-Insurance

We are self-insured for various levels of general liability, auto liability, workers’ compensation and employee health insurance coverage at our owned properties. Additionally, the majority of employees at managed hotels, of which we are the employer, participate in our workers’ compensation and employee health insurance coverage. Also, a number of our managed hotels participate in our general liability, auto liability, excess liability and property insurance programs. We purchase insurance coverage for claim amounts that exceed our self-insured retentions. Our insurance reserves are accrued based on estimates of the ultimate cost of claims that occurred during the covered period, which includes claims incurred but not reported. These estimates are prepared with the assistance of outside actuaries and consultants. The ultimate cost of claims for a covered period may differ from our original estimates. Our provision for insured events for the years ended December 31, 2013, 2012 and 2011 was $38 million, $27 million and $33 million, respectively. Our insured claims and adjustments paid for the years ended December 31, 2013, 2012 and 2011 were $36 million, $37 million and $33 million, respectively.

Share-based Compensation

We recognize the cost of services received in a share-based payment transaction with an employee as services are received and recognize either a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria.

The measurement objective for these equity awards is the estimated fair value at the grant date of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The compensation cost for an award classified as an equity instrument is recognized ratably over the requisite service period, including an estimate of forfeitures. The requisite service period is the period during which an employee is required to provide service in exchange for an award.

Liability awards under a share-based payment arrangement are measured based on the award’s fair value, and the fair value is remeasured at each reporting date until the date of settlement. Compensation cost for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date) in the fair value of the instrument for each reporting period, including an estimate of forfeitures.

Compensation cost for awards with performance conditions is recognized over the requisite service period if it is probable that the performance condition will be satisfied. If such performance conditions are not considered probable until they occur, no compensation expense for these awards is recognized.

Income Taxes

We account for income taxes using the asset and liability method. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year, to recognize the deferred tax assets and liabilities that relate to tax consequences in future years, which result from differences between the respective tax basis of assets and liabilities and their financial reporting amounts, and tax loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the respective temporary differences or operating loss or tax credit carry forwards are expected to be recovered or settled. The realization of deferred tax assets and tax loss and tax credit carry forwards is contingent upon the generation of future taxable income and other restrictions that may exist under the tax laws of the jurisdiction in which a deferred tax asset exists. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

We use a prescribed recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. For all income tax positions, we first determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If it is determined that a position meets the more-likely-than-not recognition threshold, the benefit recognized in the financial statements is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11 ("ASU 2013-11"), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists in the applicable jurisdiction to settle any additional income taxes that would result from disallowance of the tax position. The provisions of ASU 2013-11 are effective, prospectively, for reporting periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to materially affect our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05 ("ASU 2013-05"), Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The ASU clarifies when a cumulative translation adjustment should be released to net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate) within a foreign entity. The provisions of ASU 2013-05 are effective for reporting periods beginning after December 15, 2013. The adoption of ASU 2013-05 is not expected to materially affect our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02 ("ASU 2013-02"), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU amends existing guidance by requiring companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income in the same reporting period. For amounts which are not required to be reclassified in their entirety to net income in the same reporting period, companies are required to cross reference other disclosures that provide information about those amounts. The provisions of ASU 2013-02 were effective, prospectively, for reporting periods beginning after December 15, 2012. The adoption of this ASU resulted in additional disclosures within Note 23: "Accumulated Other Comprehensive Loss."

In July 2012, the FASB issued ASU No. 2012-02 ("ASU 2012-02"), Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. This ASU was effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 14, 2012. The adoption of ASU 2012-02 did not have a material effect on our consolidated financial statements.

Note 3: Acquisitions

In conjunction with business combinations, we record the assets acquired, liabilities assumed and noncontrolling interests at fair value as of the acquisition date, including any contingent consideration. Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are expensed in the period incurred and are not capitalized or applied in determining the fair value of the acquired assets.

Hilton Bradford

In October 2013, we purchased the land and building associated with the Hilton Bradford, which we previously leased under a capital lease, for a cash payment of British Pound Sterling ("GBP") 9 million, or approximately $15 million. As a result of the acquisition, we released our capital lease obligation of $17 million and recognized a gain of $2 million that was included in other gain, net in our consolidated statement of operations for the year ended December 31, 2013.

Land Parcel Acquisition

In April 2013, we acquired a parcel of land for $28 million, which we previously leased under a long-term ground lease.

Odawara Hilton Co., LTD

In December 2012, we purchased the remaining 53.5 percent ownership interest in Odawara Hilton Co., LTD ("OHC"), which leased the Hilton Odawara that we managed, for a cash payment of Japanese Yen ("JPY") 155 million, or approximately $1 million. Prior to the acquisition, we had a 46.5 percent ownership interest in OHC, with the remaining interest held by nine stockholders each of whom had no more than a 10 percent ownership interest. We were considered to be the primary beneficiary of this VIE and, as such, OHC was consolidated in our consolidated financial statements. Upon completion of the acquisition of the remaining interests, we wholly own OHC. The equity transaction resulted in a decrease of approximately $4 million to additional paid-in capital.

In conjunction with this acquisition and predicated upon the fact that it would occur, in December 2012, OHC executed a binding purchase agreement with the owner of the Hilton Odawara to purchase the building and the surrounding land. However, the closing of the sale, which will include the exchange of cash and the acquisition of the title by Hilton, will not occur until December 2015. As a result of this purchase agreement and other factors, the Hilton Odawara lease, which was previously accounted for as an operating lease, was recorded as a capital lease asset and obligation of $15 million as of December 31, 2012.

Oakbrook Suites and Garden Inn, LLC

In August 2011, we purchased the remaining 50 percent ownership interest in Oakbrook Suites and Garden Inn, LLC ("Oakbrook LLC"), which owned the Hilton Suites Oakbrook and the Hilton Garden Inn Oakbrook Terrace, for a cash payment of $12 million. Prior to the acquisition, we had a 50 percent ownership interest in Oakbrook LLC, which was accounted for using the equity method. Upon completion of the acquisition of the remaining interests, we wholly owned Oakbrook LLC, and it was consolidated in our consolidated financial statements. The fair value of the net assets acquired was $24 million. Our cash paid for the acquisition, along with the carrying value of our investment in Oakbrook LLC, was allocated to the net assets acquired, which consisted primarily of land, buildings and furniture and equipment.

Note 4: Disposals

Conrad Istanbul

In December 2013, we completed the sale of our 25 percent equity interest in a joint venture entity that owns the Conrad Istanbul for $17 million. As a result of the sale, we reclassified a currency translation adjustment of $14 million, which was previously included in accumulated other comprehensive loss, to earnings and included this in our calculation of the loss on sale of our equity interest. In total, we recognized a pre-tax loss on the sale of $1 million that was included in other gain, net in our consolidated statement of operations for the year ended December 31, 2013.

India Joint Venture

In December 2011, we completed the sale of our 26 percent interest in a hotel development joint venture located in India for GBP 15 million, or approximately $23 million. As a result of the sale, we reclassified the currency translation adjustment of $8 million, which was previously recognized in accumulated other comprehensive loss, to earnings within our consolidated statement of operations for the year ended December 31, 2011. Further, we recognized a related pre-tax loss on the sale of $10 million that was included in other gain, net in our consolidated statement of operations for the year ended December 31, 2011.

Beverly Hills Office Building

In January 2011, we completed the sale of our former corporate headquarters office building in Beverly Hills, California for approximately $65 million and recognized a pre-tax gain of $16 million that was included in other gain, net in our consolidated statement of operations for the year ended December 31, 2011.

Note 5: Inventories

Inventories were as follows:

	December 31,
	2013	2012
	(in millions)
Timeshare	$371	$389
Hotel	25	26
	$396	$415

Note 6: Property and Equipment

Property and equipment were as follows:

	December 31,
	2013	2012
	(in millions)
Land	$4,098	$4,090
Buildings and leasehold improvements	5,511	5,450
Furniture and equipment	1,172	1,111
Construction-in-progress	67	88
	10,848	10,739
Accumulated depreciation and amortization	(1,790)	(1,542)
	$9,058	$9,197

Depreciation and amortization expense on property and equipment, including amortization of assets recorded under capital leases, was $318 million, $290 million and $323 million during the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013 and 2012, property and equipment included approximately $130 million and $157 million, respectively, of capital lease assets primarily consisting of buildings and leasehold improvements, net of $59 million and $71 million, respectively, of accumulated depreciation and amortization.

No impairment losses were recognized on property and equipment for the year ended December 31, 2013. The following table details the impairment losses recognized on our assets included in property and equipment, by property type, for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(in millions)
Owned and leased hotels	$42	$17
Timeshare properties	—	3
Corporate office facilities	11	—
	$53	$20

Note 7: Financing Receivables

Financing receivables were as follows:

	December 31, 2013
	Securitized Timeshare	Unsecuritized Timeshare	Other	Total
	(in millions)
Financing receivables	$205	$654	$49	$908
Less: allowance	(11)	(67)	(1)	(79)
	194	587	48	829

Current portion of financing receivables	29	106	—	135
Less: allowance	(2)	(12)	—	(14)
	27	94	—	121

Total financing receivables	$221	$681	$48	$950

	December 31, 2012
	Unsecuritized Timeshare	Other	Total
	(in millions)
Financing receivables	$853	$44	$897
Less: allowance	(81)	(1)	(82)
	772	43	815

Current portion of financing receivables	131	—	131
Less: allowance	(12)	—	(12)
	119	—	119

Total financing receivables	$891	$43	$934

Timeshare Financing Receivables

In August 2013, we completed a securitization of approximately $255 million of gross timeshare financing receivables and issued $250 million in aggregate principal amount of 2.28 percent notes with maturities of January 2026 ("Securitized Timeshare Debt"). The securitization transaction did not qualify as a sale for accounting purposes and, accordingly, no gain or loss was recognized and the proceeds were presented as debt. See Note 13: "Debt" for additional details.

In May 2013, we entered into a revolving non-recourse timeshare financing receivables credit facility ("Timeshare Facility") that is secured by certain of our timeshare financing receivables. As of December 31, 2013, we had $492 million of gross timeshare financing receivables secured under our Timeshare Facility. See Note 13: "Debt" for additional details.

As of December 31, 2013, we had 53,123 timeshare notes outstanding, including those which are collateral for our Securitized Timeshare Debt, with interest rates ranging from zero percent to 20.50 percent, an average interest rate of 11.97 percent, a weighted average remaining term of 7.5 years and maturities through 2025. As of December 31, 2013 and 2012, we had ceased accruing interest on timeshare notes with aggregate principal balances of $32 million and $30 million, respectively.

The changes in our allowance for uncollectible timeshare financing receivables were as follows:

(in millions)
Balance as of December 31, 2010	$101
Write-offs	(36)
Provision for uncollectibles on sales	32
Balance as of December 31, 2011	97
Write-offs	(33)
Provision for uncollectibles on sales	29
Balance as of December 31, 2012	93
Write-offs	(25)
Provision for uncollectibles on sales	24
Balance as of December 31, 2013	$92

Our timeshare financing receivables as of December 31, 2013 mature as follows:

	Securitized Timeshare	Unsecuritized Timeshare
Year	(in millions)
2014	$29	$106
2015	29	87
2016	30	90
2017	30	92
2018	30	89
Thereafter	86	296
	234	760
Less: allowance	(13)	(79)
	$221	$681

The following table details an aged analysis of our gross timeshare financing receivables balance:

	December 31,
	2013	2012
	(in millions)
Current	$948	$940
30 - 89 days past due	14	14
90 - 119 days past due	4	4
120 days and greater past due	28	26
	$994	$984

Note 8: Investments in Affiliates

Investments in affiliates were as follows:

	December 31,
	2013	2012
	(in millions)
Equity investments	$245	$276
Other investments	15	15
	$260	$291

We maintain investments in affiliates accounted for under the equity method, which are primarily investments in entities that owned or leased 30 and 32 hotels as of December 31, 2013 and 2012, respectively.

Our investments in affiliates accounted for under the equity method totaled $245 million and $276 million, representing approximately one percent of total assets as of December 31, 2013 and 2012. We are a partner in joint ventures with Felcor Hotels, LLC and affiliates that own 13 hotels in which our ownership interest ranges from 10 percent to 50 percent, as well as a management company in which we have a 50 percent interest. The total carrying amount of our investments with Felcor Hotels, LLC and affiliates was $99 million and $104 million as of December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, we sold a joint venture investment with Felcor with a carrying value of $3 million. We are also partners in other significant joint ventures with the following ownership interests and carrying amounts: a 25 percent ownership interest in Ashford HHC Partners III, LP, which owns two hotels and had a carrying amount of $20 million and $37 million as of December 31, 2013 and 2012, respectively; and a 40 percent interest in Domhotel GmbH, Berlin, which owns one hotel and had a carrying amount of $38 million and $35 million as of December 31, 2013 and 2012, respectively. We also have investments in 14 other joint ventures in which our ownership interest ranges from 10 percent to 50 percent.

The equity investments had total debt of approximately $1.1 billion as of December 31, 2013 and 2012. Substantially all of the debt is secured solely by the affiliates' assets or is guaranteed by other partners without recourse to us. We were the creditor on $17 million and $20 million of total debt from unconsolidated affiliates as of December 31, 2013 and 2012, respectively, which was included in financing receivables, net in our consolidated balance sheets.

We identified certain indicators of impairment in 2012 and 2011 relative to the carrying value of certain of our investments and, as a result, determined that we had impairments on these investments during the years ended December 31, 2012 and 2011. We recorded $19 million and $141 million of impairment losses on certain equity method investments during the years ended December 31, 2012 and 2011, respectively, which were included in equity in earnings (losses) from unconsolidated affiliates in our consolidated statements of operations. Additionally in 2012, we recorded a $1 million impairment loss on one of our other investments, which was included in impairment losses in our consolidated statement of operations for the year ended December 31, 2012.

In connection with the Merger, we recorded our equity method investments at their estimated fair value, which resulted in an increase to our historical basis in those entities, primarily as a result of an increase in the fair value of the real estate assets of the investee entities. The basis difference is being amortized as a component of equity in earnings (losses) from unconsolidated affiliates over a period of approximately 40 years and is also adjusted for impairment losses. The unamortized basis was $119 million and $120 million, as of December 31, 2013 and 2012, respectively. We estimate our future amortization expense to be approximately $3 million per year for the remaining amortization period.

Note 9: Consolidated Variable Interest Entities

As of December 31, 2013, 2012 and 2011, we consolidated four, three and four VIEs, respectively. During the years ended December 31, 2013, 2012 and 2011, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Two of our VIEs lease hotels from unconsolidated affiliates in Japan. We hold a significant ownership interest in these VIEs and have the power to direct the activities that most significantly affect their economic performance. Our consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised $42 million and $29 million of cash and cash equivalents, $26 million and $66 million of property and equipment, net and $284 million and $408 million of non-recourse debt as of December 31, 2013 and 2012, respectively. The assets of these entities are only available to settle the obligations of these entities. Interest expense related to the non-recourse debt of these two consolidated VIEs was $28 million during the year ended December 31, 2013 and $33 million during the years ended December 31, 2012 and 2011, and was included in interest expense in our consolidated statements of operations.

In February 2013, Osaka Hilton Co., Ltd., one of our consolidated VIEs in Japan, signed a Memorandum of Understanding to restructure the terms of their capital lease. The terms of the restructuring call for a reduction in future rent expense under the lease, as well as a commitment to fund capital improvements to the hotel. As of December 31, 2013, we no longer have a commitment to fund these capital improvements. The effect of the capital lease restructuring was recognized during the year ended December 31, 2013, resulting in a reduction in property and equipment, net of $44 million and a reduction in non-recourse debt of $48 million.

In 2012, we acquired the remaining ownership interest in OHC, which was previously one of our consolidated VIEs located in Japan. See Note 3: "Acquisitions" for further discussion of this transaction.

In 2011, two of our consolidated VIEs located in Japan restructured their lease agreements which were accounted for as capital leases. We recognized a gain associated with one of the lease restructurings of $13 million during the year ended December 31, 2011, resulting from the difference between the fair value of the new lease terms and the carrying value of the former lease. This gain was recognized in other gain, net, in our consolidated statement of operations for the year ended December 31, 2011. Additionally, $7 million of the gain was recognized as being attributable to noncontrolling interests based on their ownership interest in the VIE, and was included in net income attributable to noncontrolling interests in our consolidated statement of operations for the year ended December 31, 2011.

In August 2013, we formed a VIE to issue our Securitized Timeshare Debt. We are the primary beneficiary of this VIE as we have the power to direct the activities that most significantly affect the VIE’s economic performance, the obligation to absorb losses and the right to receive benefits that are significant to the VIE. As of December 31, 2013, our consolidated balance sheet included the assets and liabilities of this entity, which primarily comprised $8 million of restricted cash and cash equivalents, $221 million of securitized financing receivables, net and $222 million of non-recourse debt. Our consolidated statement of operations included interest income of $17 million, included in timeshare revenue, and interest expense of $3 million, included in interest expense, for the year ended December 31, 2013, related to this VIE. See Note 7: "Financing Receivables" and Note 13: "Debt" for additional details of the timeshare securitization transaction.

We have an additional VIE that owns one hotel that was immaterial to our consolidated financial statements.

Note 10 : Goodwill

As part of the purchase accounting for the Merger, we recorded $10.5 billion of goodwill representing the excess purchase price over the fair value of the other identified assets and liabilities. During the year ended December 31, 2008, we recognized approximately $4.3 billion of impairment charges relating to our goodwill, including impairment losses of $795 million on our goodwill assigned to our timeshare reporting unit, which had no remaining goodwill assigned to that reporting unit as of December 31, 2013, 2012 and 2011. In the fourth quarter of each year, we performed our annual assessment for impairment and concluded that there was no impairment of our goodwill for the years ended December 31, 2013, 2012 and 2011. Changes to our goodwill during the years ended December 31, 2013, 2012 and 2011 were due to foreign currency translations. Our goodwill balances, by reporting unit, were as follows:

	Ownership	Management and Franchise	Total
	(in millions)
Goodwill	$4,555	$5,147	$9,702
Accumulated impairment losses	(3,527)	—	(3,527)
Balance as of December 31, 2011	1,028	5,147	6,175

Foreign currency translation	4	18	22

Goodwill	4,559	5,165	9,724
Accumulated impairment losses	(3,527)	—	(3,527)
Balance as of December 31, 2012	1,032	5,165	6,197

Foreign currency translation	4	19	23

Goodwill	4,563	5,184	9,747
Accumulated impairment losses	(3,527)	—	(3,527)
Balance as of December 31, 2013	$1,036	$5,184	$6,220

Note 11 : Other Intangible Assets

Other intangible assets were as follows:

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizing Intangible Assets:
Management and franchise agreements	$2,573	$(1,121)	$1,452
Leases	436	(132)	304
Other(1)	727	(280)	447
	$3,736	$(1,533)	$2,203

Non-amortizing Intangible Assets:
Brands	$5,013	$—	$5,013

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizing Intangible Assets:
Management and franchise agreements	$2,542	$(942)	$1,600
Leases	408	(107)	301
Other(1)	646	(203)	443
	$3,596	$(1,252)	$2,344

Non-amortizing Intangible Assets:
Brands	$5,029	$—	$5,029
____________

(1)
Includes capitalized software with a net balance of $218 million and $191 million as of December 31, 2013 and 2012, respectively, and the Hilton HHonors intangible with a net balance of $215 million and $236 million as of December 31, 2013 and 2012, respectively. We recorded amortization expense on capitalized software of $52 million, $30 million and $15 million for the years ended December 31, 2013, 2012 and 2011, respectively, and amortization expense on the Hilton HHonors intangible of $22 million for the years ended December 31, 2013, 2012 and 2011.

Our amortizing intangible assets related to management and franchise agreements, leases, proprietary technologies, capitalized software and Hilton HHonors have finite lives and, accordingly, we recorded amortization expense of $285 million, $260 million and $241 million for the years ended December 31, 2013, 2012 and 2011, respectively. Changes to our brands intangible asset during the years ended December 31, 2013 and 2012 were due to foreign currency translations.

During the years ended December 31, 2013, 2012 and 2011, we recorded no impairment relating to our other intangible assets.

We estimate our future amortization expense for our amortizing intangible assets to be as follows:

Year	(in millions)
2014	$315
2015	307
2016	285
2017	239
2018	229
Thereafter	828
$2,203

Note 12 : Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other were as follows:

	December 31,
	2013	2012
	(in millions)
Accrued employee compensation and benefits	$547	$530
Accounts payable	319	286
Liability for guest loyalty program, current	366	321
Deposit liabilities	195	169
Deferred revenues, current	48	61
Self-insurance reserves, current	52	47
Other accrued expenses	552	508
	$2,079	$1,922

Deferred revenues and deposit liabilities are related to our timeshare business and hotel operations. Other accrued expenses consist of taxes, rent, interest and other accrued balances.

Note 13: Debt

Long-term Debt

Long-term debt balances, including obligations for capital leases, and associated interest rates were as follows:

	December 31,
	2013	2012
	(in millions)
Senior secured term loan facility with a rate of 3.75%, due 2020	$6,000	$—
Senior notes with a rate of 5.625%, due 2021	1,500	—
Commercial mortgage-backed securities loan with an average rate of 4.05%, due 2018(1)	3,500	—
Mortgage loan with a rate of 2.32%, due 2018	525	—
Senior mortgage loans with a rate of 2.51%, due 2015(2)	—	7,271
Secured mezzanine loans with an average rate of 4.12%, due 2015(2)	—	7,697
Secured mezzanine loans with a rate of 4.71%, due 2015(2)	—	240
Mortgage notes with an average rate of 6.13%, due 2014 to 2016	133	134
Other unsecured notes with a rate of 7.50%, due 2017(3)	53	149
Capital lease obligations with an average rate of 5.88%, due 2015 to 2093	73	83
Contingently convertible notes with a rate of 3.38%, due 2023(4)	—	1
	11,784	15,575
Less: current maturities of long-term debt	(4)	(392)
Less: unamortized discount on senior secured term loan facility	(29)	—
	$11,751	$15,183
____________

(1)	The initial maturity date of the $875 million variable-rate component of this borrowing is November 1, 2015. We have assumed all extensions, which are solely at our option, were exercised.

(2)	The rates are as of December 31, 2012, since the senior mortgage and secured mezzanine loans were paid in full on October 25, 2013.

(3)	The balance as of December 31, 2012, included $96 million of our 8 percent unsecured notes due 2031 that were paid in full on November 25, 2013.

(4)	The balance was less than $1 million as of December 31, 2013.

Debt Refinancing

In October 2013, we entered into the following borrowing arrangements:

•
a senior secured credit facility (the "Senior Secured Credit Facility") consisting of a $1.0 billion senior secured revolving credit facility (the "Revolving Credit Facility") and a $7.6 billion senior secured term loan facility (the "Term Loans");

•	$1.5 billion of 5.625% senior notes due in 2021 (the "Senior Notes");

•	a $3.5 billion commercial mortgage-backed securities loan secured by 23 of our U.S. owned real estate assets (the "CMBS Loan"); and

•	a $525 million mortgage loan secured by our Waldorf Astoria New York property (the "Waldorf Astoria Loan").

On October 25, 2013, we used the cash proceeds from the transactions above and available cash to repay in full all $13.4 billion in borrowings outstanding, including accrued interest, under our senior mortgage loans and secured mezzanine loans (together, the "Secured Debt").

In addition, on October 25, 2013, we issued a notice of redemption to holders of all of the outstanding $96 million aggregate principal amount of our unsecured notes due 2031. These bonds were redeemed in full on November 25, 2013 at a redemption price equal to 100 percent of the principal amount and accrued and unpaid interest on the principal amount, to, but not including November 25, 2013. We refer to the transactions discussed above as the "Debt Refinancing."

Upon completion of the Debt Refinancing, we recognized a $229 million gain on extinguishment of debt in our consolidated statement of operations as follows:

(in millions)
Release of interest accrued under the interest method	$201
Release of unamortized yield adjustments related to prior debt modifications	43
Release of unamortized debt issuance costs	(15)
$229

We also incurred $189 million of debt issuance costs across the respective arrangements, which will be amortized over the terms of each underlying debt agreement. As of December 31, 2013, the net balance of these debt issuance costs included in our consolidated balance sheet was $168 million.

Senior Secured Credit Facility

On October 25, 2013, we entered into our Senior Secured Credit Facility. Our Revolving Credit Facility, which matures on October 25, 2018, has a capacity of $1.0 billion and allows for up to $150 million to be drawn in the form of letters of credit. As of December 31, 2013, we had $43 million of letters of credit outstanding and $957 million of available borrowings under the Revolving Credit Facility. We are currently required to pay a commitment fee of 0.50 percent per annum under the Revolving Credit Facility in respect of the unused commitments thereunder. The commitment fee can be reduced upon achievement of certain leverage ratios.

The Term Loans, which mature on October 25, 2020, were issued with an original issue discount of 0.50 percent and required quarterly principal payments equal to 0.25 percent of the original principal amount. The Term Loans bear interest at variable rates, at our option, which is payable monthly or quarterly depending upon the variable rate that is chosen.

The obligations of the Senior Secured Credit Facility are unconditionally and irrevocably guaranteed by us and all of our direct or indirect wholly owned material domestic subsidiaries, excluding our subsidiaries that are prohibited from providing guarantees as a result of the agreements governing our Timeshare Facility and/or our Securitized Timeshare Debt and our subsidiaries that secure our CMBS Loan and our Waldorf Astoria Loan. Additionally, none of our foreign subsidiaries or our non-wholly owned domestic subsidiaries guarantee the Senior Secured Credit Facility.

In December 2013, we used the net proceeds of approximately $1,243 million received by us from our IPO and available cash to repay approximately $1,250 million of the Term Loans. Additionally, we have made voluntary prepayments of $350 million on our Term Loans since the date of the Debt Refinancing. As a result of the voluntary prepayments, the quarterly principal payments are no longer required for the remainder of the term of the loan. Additionally, with these repayments on the Term Loans, we paid down one tranche and released the debt issuance costs and unamortized original issue discount allocated to that tranche totaling $23 million, which was included in interest expense in our consolidated statement of operations for the year ended December 31, 2013.

Senior Notes

On October 4, 2013, we issued $1.5 billion aggregate principal of 5.625% Senior Notes due 2021. Interest on the Senior Notes is payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2014. The Senior Notes are guaranteed on a senior unsecured basis by us and certain of our wholly owned subsidiaries.

CMBS Loan

On October 25, 2013, we entered into the $3.5 billion CMBS Loan, which is secured by 23 of our U.S. owned hotels. The CMBS loan has a fixed-rate component in the amount of $2.625 billion bearing interest at 4.47 percent with a term of five years and a $875 million variable-rate component based on one-month LIBOR plus 265 basis points that has an initial term of two years with three one-year extensions solely at our option, for which the rate would increase by 25 basis points during the final extension period. Interest for both components is payable monthly. Under this loan, we are required to deposit with the lender certain cash reserves for restricted uses. As of December 31, 2013, our consolidated balance sheet included $29 million of restricted cash and cash equivalents related to the CMBS Loan.

Waldorf Astoria Loan

On October 25, 2013, we entered into the $525 million Waldorf Astoria Loan, secured by our Waldorf Astoria New York property. The Waldorf Astoria Loan matures on October 25, 2018 and bears interest at a variable-rate based on one-month LIBOR plus 215 basis points that is payable monthly.

Secured Debt

The Secured Debt, which we repaid in full during our Debt Refinancing, totaled $15.2 billion as of December 31, 2012. Interest under the Secured Debt was payable monthly and included both variable and fixed components. The Secured Debt was secured by substantially all of our consolidated assets in which we held an ownership interest and contained significant restrictions on the incurrence of any additional indebtedness by us, including the prohibition of any additional indebtedness for borrowed money evidenced by bonds, debentures, notes or other similar instruments, except for permission to borrow up to $400 million against our timeshare financing receivables pursuant to the Timeshare Facility; see further discussion below. Additionally, under the terms of our Secured Debt, we were restricted from declaring dividends.

We were required to deposit with the lender certain cash reserves that could, upon our request, be used for, among other things, debt service, capital expenditures and general corporate purposes. As of December 31, 2013, we did not have cash reserves on deposit with the lender, as we used the balance previously deposited to repay a portion of our Secured Debt, as permitted by the lender. As of December 31, 2012, the cash reserves on deposit with the lender totaled $147 million and were included in restricted cash and cash equivalents in our consolidated balance sheet as a current asset because we had the ability to access the cash within the 12 months following that date, subject to necessary lender notification.

As a result of our Debt Refinancing, we repaid our outstanding Secured Debt, including accrued interest though the next debt service period, on October 25, 2013, totaling $13.4 billion.

Non-recourse Debt

Non-recourse debt, including obligations for capital leases, and associated interest rates were as follows:

	December 31,
	2013	2012
	(in millions)
Capital lease obligations of consolidated VIEs with a rate of 6.34%, due 2018 to 2026	$255	$373
Non-recourse debt of consolidated VIEs with an average rate of 3.30%, due 2015 to 2018(1)	41	47
Timeshare Facility with a rate of 1.42%, due 2016	450	—
Securitized Timeshare Debt with a rate of 2.28%, due 2026	222	—
	968	420
Less: current maturities of non-recourse debt	(48)	(15)
	$920	$405
____________

(1)	Excludes the non-recourse debt of our VIE that issued the Securitized Timeshare Debt, as this is presented separately.

Timeshare Facility

In May 2013, we entered into a receivables loan agreement that is secured by certain of our timeshare financing receivables. See Note 7: "Financing Receivables" for further discussion. Under the terms of the loan agreement we were permitted to borrow up to a maximum amount of approximately $400 million based on the amount and credit quality characteristics of the timeshare financing receivables securing the loan. In August 2013, we repaid $250 million of the outstanding $400 million using proceeds from the Securitized Timeshare Debt issuance. Further, in October 2013, we amended the Timeshare Facility to increase the maximum borrowings to $450 million.

The Timeshare Facility is a non-recourse obligation and is payable solely from the timeshare financing receivables securing the loan and any deposit payments received from customers on the pledged receivables. The loan agreement allows for us to borrow up to the maximum amount until May 2015, and all amounts borrowed must be repaid by May 2016. Interest on the loan, at a variable rate, is payable monthly.

We are required to deposit payments received from customers on the pledged timeshare financing receivables into a depository account maintained by a third party. On a monthly basis, the depository account will first be utilized to make required interest and other payments due under the receivables loan agreement. After payment of all amounts due under the receivables loan agreement, any remaining amounts will be remitted to us for use in our operations. The balance in the depository account, totaling $12 million as of December 31, 2013, was included in restricted cash and cash equivalents in our consolidated balance sheet.

Securitized Timeshare Debt

In August 2013, we completed a securitization of approximately $255 million of gross timeshare financing receivables and issued notes secured by such timeshare receivables with an aggregate principal amount of $250 million. The Securitized Timeshare Debt is backed by a pledge of assets, consisting primarily of a pool of timeshare financing receivables secured by first mortgages or deeds of trust on timeshare interests. See Note 7: "Financing Receivables" for further discussion. The Securitized Timeshare Debt bears interest at a fixed rate of 2.28 percent per annum and has a stated maturity of January 2026. The Securitized Timeshare Debt is a non-recourse obligation and is payable solely from the pool of timeshare financing receivables pledged as collateral to the Securitized Timeshare Debt and related assets. The net proceeds from the Securitized Timeshare Debt were used to repay a portion of the Timeshare Facility.

We are required to deposit payments received from customers on the securitized timeshare financing receivables into a depository account maintained by a third party. On a monthly basis, the depository account will first be utilized to make required principal, interest and other payments due with respect to the Securitized Timeshare Debt. After payment of all amounts due with respect to the Securitized Timeshare Debt, any remaining amounts will be remitted to us for use in our operations. The balance in the depository account, totaling $8 million as of December 31, 2013, was included in restricted cash and cash equivalents in our consolidated balance sheet.

Debt Maturities

The contractual maturities of our long-term debt and non-recourse debt as of December 31, 2013 were as follows:

Year	(in millions)
2014	$52
2015	69
2016	622
2017	96
2018(1)	4,068
Thereafter	7,845
$12,752
____________

(1)	The CMBS Loan has three one-year extensions solely at our option that effectively extend maturity to November 1, 2018. We have assumed all extensions for purposes of calculating maturity dates.

Note 14 : Deferred Revenues

Deferred revenues were as follows:

	December 31,
	2013	2012
	(in millions)
Hilton HHonors points sales	$597	$—
Other	77	82
	$674	$82

Hilton HHonors Points Sales

In October 2013, we sold Hilton HHonors points to American Express Travel Related Services Company, Inc. ("Amex"), and Citibank, N.A. ("Citi"), for $400 million and $250 million, respectively, in cash. Amex and Citi and their respective designees (collectively, the "co-branded card issuers") may use the points in connection with Hilton HHonors co-branded credit cards and for promotions, rewards and incentive programs or certain other activities as they may establish or engage in from time to time. Upon receipt of the cash, we recognized deferred revenues of $650 million in our consolidated balance sheet, which is reduced as the co-branded card issuers use the points for these activities.

Other

Other deferred revenues is primarily related to our timeshare business and hotel operations.

Note 15 : Other Liabilities

Other long-term liabilities were as follows:

	December 31,
	2013	2012
	(in millions)
Program surplus	$314	$263
Pension obligations	138	262
Other long-term tax liabilities	344	340
Deferred employee compensation and benefits	147	129
Self-insurance reserves	81	80
Guarantee liability	51	57
Other	74	310
	$1,149	$1,441

Program surplus represents obligations to operate our marketing, sales and brand programs on behalf of our hotel owners. Guarantee liability is related to obligations under our outstanding performance guarantees. Our obligations related to the self-insurance claims are expected to be satisfied, on average, over the next three years.

Note 16: Derivative Instruments and Hedging Activities

During the years ended December 31, 2013, 2012 and 2011, derivatives were used to hedge the interest rate risk associated with variable-rate debt. Under the terms of the CMBS Loan and Waldorf Astoria Loan entered into in connection with the Debt Refinancing, we are required to hedge interest rate risk using derivative instruments. Additionally, under the terms of the Secured Debt, we were required to hedge interest rate risk using derivative instruments with an aggregate notional amount equal to the principal amount of the Secured Debt.

Cash Flow Hedges

Term Loans Interest Rate Swaps

In October 2013, we entered into four interest rate swap agreements with an aggregate notional amount of $1.45 billion that expire in October 2018. These agreements swap three-month LIBOR to a fixed-rate of 1.87 percent. We have elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

Secured Debt Interest Rate Caps

During the year ended December 31, 2011, we held eleven interest rate caps with an aggregate notional amount of $16.2 billion, of which eight interest rate caps with an aggregate notional amount of $14.6 billion were designated as effective hedging instruments, which expired in November 2011.

Non-designated Hedges

CMBS Interest Rate Caps

In October 2013, we entered into an interest rate cap agreement for a notional amount of $875 million for the variable-rate component of the CMBS Loan that expires in November 2015. This agreement caps one-month LIBOR at 6.0 percent. We did not elect to designate this interest rate cap as a hedging instrument.

Waldorf Astoria Interest Rate Cap

In October 2013, we entered into an interest rate cap agreement for a notional amount of $525 million that expires in November 2015. This agreement caps one-month LIBOR at 4.0 percent. We did not elect to designate this interest rate cap as a hedging instrument.

Secured Debt Interest Rate Caps

During the year ended December 31, 2013, we held ten interest rate caps with an aggregate notional amount of $15.2 billion, which were executed in August 2012 and matured in November 2013. We did not elect to designate any of these ten interest rate caps as effective hedging instruments for accounting purposes.

During the year ended December 31, 2012, we held ten interest rate caps with an aggregate notional amount of $15.9 billion, which were executed in October 2011 and matured in November 2012. We did not elect to designate any of these ten interest rate caps as effective hedges for accounting purposes.

As of December 31, 2011, we held ten interest rate caps with an aggregate notional amount of $15.9 billion. We did not elect to designate any of these ten interest rate caps as effective hedges for accounting purposes. The caps were executed in October 2011 to replace our previous portfolio maturing in November 2011, which included eight interest rate caps designated as effective hedging instruments and three interest rate caps with an aggregate notional amount of $1.6 billion, which we did not elect to designate as effective hedges.

Fair Value of Derivative Instruments

The effects of our derivative instruments on our consolidated balance sheets were as follows:

	December 31, 2013		December 31, 2012
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
		(in millions)		(in millions)
Cash Flow Hedges
Interest rate swaps	Other assets	$10	N/A	$—

Non-designated Hedges
Interest rate caps(1)	Other assets	—	Other assets	—
____________

(1)	The fair values of our interest rate caps were immaterial as of December 31, 2013 and 2012.

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our consolidated statements of operations and consolidated statements of comprehensive income (loss) before any effect for income taxes were as follows:

		Amount of Gain (Loss) Recognized in Income
	Classification of Gain (Loss) Recognized	2013	2012	2011
		(in millions)
Cash Flow Hedges
Interest rate swaps(1)	Other comprehensive income (loss)	$10	$—	$—
Interest rate caps(2)	Other gain, net	—	—	(2)

Non-designated Hedges
Interest rate caps(3)	Other gain, net	—	(1)	(1)
____________

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the year ended December 31, 2013.

(2)
Relates to hedge ineffectiveness on the eight designated Secured Debt interest rate caps that were outstanding during the year ended December 31, 2011. No amounts were excluded from hedge effectiveness testing.

(3)	An immaterial loss was recorded during the year ended December 31, 2013.

Note 17: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities, which included related current portions, were as follows:

	December 31, 2013
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$309	$—	$309	$—
Restricted cash equivalents	107	—	107	—
Timeshare financing receivables	994	—	—	996
Interest rate swaps	10	—	10	—
Liabilities:
Long-term debt(1)(3)	11,682	57	1,560	10,358
Non-recourse debt(2)(3)	672	—	—	670

	December 31, 2012
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$561	$—	$561	$—
Restricted cash equivalents	322	—	322	—
Timeshare financing receivables	984	—	—	987
Liabilities:
Long-term debt(1)(3)	15,492	152	—	15,716
____________

(1)	Excludes capital lease obligations with a carrying value of $73 million and $83 million as of December 31, 2013 and 2012, respectively.

(2)	Represents the Securitized Timeshare Debt and the Timeshare Facility.

(3)	Includes current maturities.

We believe the carrying amounts of our current financial assets and liabilities and other financing receivables approximated fair value as of December 31, 2013 and 2012. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair value. Proper classification of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

Cash equivalents and restricted cash equivalents primarily comprise short-term interest-bearing money market funds with maturities of less than 90 days, time deposits and commercial paper. The estimated fair values were based on available market pricing information of similar financial instruments.

The estimated fair value of our timeshare financing receivables were based on the expected future cash flows discounted at risk-adjusted rates. The primary sensitivity in these estimates is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value. An increase in the discount rate would result in a decrease in the fair value.

We measure our interest rate swaps at fair value which were estimated using an income approach. The primary inputs into our fair value estimate include interest rates and yield curves based on observable market inputs of similar instruments.

The estimated fair value of our Level 1 long-term debt was based on prices in active debt markets. The estimated fair value of our Level 2 long-term debt was based on bid prices in a non-active debt market. The estimated fair values of our Level 3 fixed-rate long-term debt were estimated based on the expected future cash flows discounted at risk-adjusted rates. The primary sensitivity in these estimates is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value. An increase in the discount rate would result in a decrease in the fair value. The estimated fair values of our Level 3 fixed-rate non-recourse debt were primarily based on indicative quotes received for similar issuances.

As of December 31, 2013, the carrying amounts of certain of our Level 3 variable-rate long-term debt and non-recourse debt approximated fair value as the interest rates under the loan agreements approximated current market rates. As of December 31, 2012, the estimated fair value of our Level 3 variable-rate long-term debt was based on estimates of market spreads when quoted market values did not exist, on the current rates offered to us for debt of the same maturities or quoted market prices for the same or similar issues. In determining the current market rate for the fixed rate debt, a market spread was added to the quoted yields on federal government treasury securities with similar maturity dates. The primary sensitivity in these estimates is based on the selection of appropriate market spreads. Fluctuations in these assumptions will result in different estimates of fair value. An increase in the market spread would result in a decrease in the fair value.

No financial or nonfinancial assets were measured at fair value on a nonrecurring basis as of December 31, 2013. The estimated fair values of our financial and nonfinancial assets that were measured at fair value on a nonrecurring basis as a result of impairment losses were as follows:

	Year Ended December 31,
	2012		2011
	Fair Value(1)	Impairment Losses	Fair Value(1)	Impairment Losses
	(in millions)
Property and equipment, net	$24	$53	$5	$20
Investments in affiliates	29	20	205	141
____________

(1)	Fair value measurements using significant unobservable inputs (Level 3).

During the years ended December 31, 2012 and 2011, property and equipment, net with a carrying value of $77 million and $25 million before impairment, respectively, was reduced to its estimated fair value, resulting in impairment losses of $53 million and $20 million, respectively. Using estimates of undiscounted net cash flows, we concluded that the carrying values of the assets were not fully recoverable. We estimated the fair value of the assets using discounted cash flow analyses, with estimated stabilized growth rates ranging from 2 percent to 3 percent, a discounted cash flow term of 10 years, terminal capitalization rates ranging from 8 percent to 9 percent and discount rates ranging from 9 percent to 12 percent. The discount and terminal capitalization rates used for the fair value of the assets reflect the risk profile of the individual markets where the assets are located, and are not necessarily indicative of our hotel portfolio as a whole.

During the years ended December 31, 2012 and 2011, investments in affiliates with a carrying value of $49 million and $346 million before impairment, respectively, were reduced to their estimated fair value, resulting in impairment losses of $20 million and $141 million, respectively, related to our investments in entities that own or lease hotels. We estimated the fair value of the investments using discounted cash flow analyses, with estimated stabilized growth rates ranging from 3 percent to 7 percent, a discounted cash flow term of 10 years, terminal capitalization rates ranging from 8 percent to 12 percent and discount rates ranging from 10 percent to 22 percent. The discount and terminal capitalization rates used for the fair value of our investments reflect the risk profile of the individual markets where the assets subject to our investment are located, and are not necessarily indicative of our investment portfolio as a whole.

Note 18 : Leases

We lease hotel properties, land, equipment and corporate office space under operating and capital leases. As of December 31, 2013 and 2012, we leased 70 hotels and 71 hotels, respectively, under operating leases and five hotels and seven hotels, respectively, under capital leases. As of December 31, 2013 and 2012, two of these capital leases were liabilities of VIEs that we consolidated and were non-recourse to us. Our leases expire at various dates from 2014 through 2196, with varying renewal options, and the majority expire before 2026.

Our operating leases may require minimum rent payments, contingent rent payments based on a percentage of revenue or income or rent payments equal to the greater of a minimum rent or contingent rent. In addition, we may be required to pay some, or all, of the capital costs for property and equipment in the hotel during the term of the lease.

The future minimum rent payments, under non-cancelable leases, due in each of the next five years and thereafter as of December 31, 2013, were as follows:

	Operating Leases	Capital Leases	Non-Recourse Capital Leases
Year	(in millions)
2014	$264	$8	$26
2015	251	16	26
2016	243	6	26
2017	230	6	26
2018	223	6	26
Thereafter	2,075	106	272
Total minimum rent payments	$3,286	148	402
Less: amount representing interest		(75)	(147)
Present value of net minimum rent payments		$73	$255

Amortization of assets recorded under capital leases is recorded in depreciation and amortization in our consolidated statements of operations and is recognized over the lease term.

Rent expense for all operating leases was as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Minimum rentals	$271	$286	$264
Contingent rentals	148	161	175
	$419	$447	$439

During the year ended December 31, 2013, we purchased the land and building associated with the Hilton Bradford, which we previously leased under a capital lease. As a result of the acquisition, we released our capital lease obligation of $17 million as of the acquisition date. For further discussion, see Note 3: "Acquisitions."

During the year ended December 31, 2012, we acquired the remaining ownership interest in one of our consolidated VIEs located in Japan, as well as restructured the lease agreement for the Hilton Odawara. In conjunction with the lease restructuring, we executed a binding purchase agreement with the owner to purchase the building and surrounding land at the end of the extended lease term. The Hilton Odawara lease, which was previously accounted for as an operating lease, was recorded as a capital lease asset and obligation of $15 million as of December 31, 2012. See Note 3: "Acquisitions" for discussion regarding the acquisition of the VIE.

Note 19: Income Taxes

Our tax provision (benefit) includes federal, state and foreign income taxes payable. The domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
U.S. income before tax	$502	$435	$48
Foreign income before tax	196	138	148
Income before income taxes	$698	$573	$196

The components of our provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Current:
Federal	$94	$71	$50
State	15	13	8
Foreign	64	57	70
Total current	173	141	128
Deferred:
Federal	160	63	(190)
State	4	2	(8)
Foreign	(99)	8	11
Total deferred	65	73	(187)
Total provision (benefit) for income taxes	$238	$214	$(59)

During 2013, based on our consideration of all available positive and negative evidence, we determined that it was more likely than not we would be able to realize the benefit of various foreign deferred tax assets and state net operating losses. Accordingly, as of December 31, 2013, we released valuation allowances of $109 million and $12 million, respectively, against our deferred tax assets related to our foreign deferred tax assets and state net operating losses.

During 2011, based on our consideration of all then-available positive and negative evidence, we believed that it was more likely than not we would be able to realize the benefit of our U.S. federal foreign tax credits. Accordingly, as of December 31, 2011, we released valuation allowances of $182 million against our deferred tax assets related to our U.S. foreign tax credits.

Reconciliations of our tax provision at the U.S. statutory rate to the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Statutory U.S. federal income tax provision	$244	$201	$69
State income taxes, net of U.S. federal tax benefit	31	10	6
Foreign income tax expense	74	18	50
Foreign losses not subject to U.S. tax	(24)	(24)	(26)
Tax credits	(67)	(67)	(58)
Change in deferred tax asset valuation allowance	(121)	56	(160)
Change in basis difference in foreign subsidiaries	24	18	20
Provision for uncertain tax positions	(19)	(2)	35
Non-deductible equity based compensation	94	—	—
Other, net	2	4	5
Provision (benefit) for income taxes	$238	$214	$(59)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The composition of net deferred tax balances were as follows:

	December 31,
	2013	2012
	(in millions)
Deferred income tax assets - current	$23	$76
Deferred income tax assets - non-current	193	104
Deferred income tax liabilities - current(1)	—	(1)
Deferred income tax liabilities - non-current	(5,053)	(4,948)
Net deferred taxes	$(4,837)	$(4,769)
____________

(1)	Included in the accounts payable, accrued expenses and other in our consolidated balance sheet.

The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax asset (liability) were as follows:

	December 31,
	2013	2012
	(in millions)
Deferred tax assets:
Foreign tax credits	$20	$227
Net operating loss carryforwards	573	570
Compensation	187	245
Deferred transaction costs	15	25
Investments	56	—
Other reserves	90	198
Capital lease obligations	133	188
Self-insurance reserves	51	44
System funds	42	23
Other tax credits	3	48
Other	105	72
Total gross deferred tax assets	1,275	1,640
Less: valuation allowance	(503)	(769)
Deferred tax assets	$772	$871

Deferred tax liabilities:
Property and equipment	$(2,075)	$(2,025)
Brands	(1,910)	(1,916)
Amortizable intangible	(616)	(659)
Unrealized foreign currency gains	(279)	(301)
Investments	—	(70)
Investment in foreign subsidiaries	(81)	(93)
Deferred income	(648)	(576)
Deferred tax liabilities	(5,609)	(5,640)
Net deferred taxes	$(4,837)	$(4,769)

As of December 31, 2013, we had state and foreign net operating loss carryforwards of $806 million and $2.0 billion, respectively, which resulted in deferred tax assets of $40 million for state jurisdictions and $533 million for foreign jurisdictions. Approximately $59 million of our deferred tax assets as of December 31, 2013 related to net operating loss carryforwards that will expire between 2014 and 2033 with $1 million of that amount expiring in 2014. Approximately $514 million of our deferred tax assets as of December 31, 2013 resulted from net operating loss carryforwards that are not subject to expiration. We believe that it is more likely than not that the benefit from certain state and foreign net operating loss carryforwards will not be realized. In recognition of this assessment, we provided a valuation allowance of $3 million and $440 million as of December 31, 2013 on the deferred tax assets relating to these state and foreign net operating loss carryforwards, respectively. Our valuation allowance decreased $266 million during the year ended December 31, 2013.

We classify reserves for tax uncertainties within current income taxes payable and other long-term liabilities in our consolidated balance sheets. Reconciliations of the beginning and ending amount of unrecognized tax benefits were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Balance at beginning of year	$469	$436	$405
Additions for tax positions related to the prior year	1	71	60
Additions for tax positions related to the current year	5	5	5
Reductions for tax positions for prior years	(2)	(23)	(6)
Settlements	(35)	(14)	(27)
Lapse of statute of limitations	(2)	(6)	(2)
Currency translation adjustment	(1)	—	1
Balance at end of year	$435	$469	$436

The changes to our unrecognized tax benefits during the years ended December 31, 2013 and 2012 were primarily the result of items identified, resolved, and settled as part of our ongoing U.S. federal audit. We recognize interest and penalties accrued related to uncertain tax positions in income tax expense. We accrued approximately $4 million, $8 million, and $6 million during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, we had accrued approximately $45 million and $42 million, respectively, for the payment of interest and penalties. Included in the balance of uncertain tax positions as of December 31, 2013 and 2012 were $340 million and $374 million, respectively, associated with positions that if favorably resolved would provide a benefit to our effective tax rate. As a result of the expected resolution of examination issues with federal, state, and foreign tax authorities, we believe it is reasonably possible that during the next 12 months the amount of unrecognized tax benefits will decrease up to $15 million.

We file income tax returns, including returns for our subsidiaries, with federal, state and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service ("IRS") on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. We are no longer subject to U.S. federal income tax examination for years through 2004. As of December 31, 2013, we remain subject to federal examinations from 2005-2012, state examinations from 1999-2012 and foreign examinations of our income tax returns for the years 1996 through 2012. During 2009, the IRS commenced its audit of our predecessor's consolidated U.S. income tax returns for the 2006 through October 2007 tax years. In 2013, we received Notices of Proposed Adjustment from the IRS for such years primarily relating to assertions by the IRS that: (1) certain foreign currency-denominated, intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries; (2) in calculating the amount of U.S. taxable income resulting from our Hilton HHonors guest loyalty program, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed; and (3) certain foreign-currency denominated loans issued by one of our Luxembourg subsidiaries whose functional currency is the U.S. dollar, should instead be treated as issued by one of our Belgian subsidiaries whose functional currency is the Euro, and thus foreign currency gains and losses with respect to such loans should have been measured in Euros, instead of U.S. dollars. In total, the proposed adjustments sought by the IRS would result in additional U.S. federal tax owed of approximately $696 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to our Hilton HHonors guest loyalty program would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. We plan to pursue all available administrative remedies, and if we are not able to resolve these matters administratively, we plan to pursue judicial remedies. Accordingly, as of December 31, 2013, no accrual has been made for these amounts.

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return; however, the state impact of any federal tax return changes remains subject to examination by various states for a period generally of up to one year after formal notification to the states. The statute of limitations for the foreign jurisdictions generally ranges from three to ten years after filing the respective tax return.

On September 13, 2013, Treasury and the IRS issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce or improve tangible property, as well as dispositions of such property, and are generally effective for tax years beginning on or after January 1, 2014. We have evaluated these regulations and determined they will not have a material effect on our consolidated results of operations, cash flows or financial position.

Note 20: Employee Benefit Plans

We sponsor multiple domestic and international employee benefit plans. Benefits are based upon years of service and compensation.

We have a noncontributory retirement plan in the U.S. (the "Domestic Plan"), which covers certain employees not earning union benefits. This plan was frozen for participant benefit accruals in 1996; therefore, the projected benefit obligation is equal to the accumulated benefit obligation. Plan assets will be used to pay benefits due to employees for service through December 31, 1996. As employees have not accrued additional benefits since that time, we do not utilize salary or pension inflation assumptions in calculating our benefit obligation for the Domestic Plan. The annual measurement date for the Domestic Plan is December 31.

We also have multiple employee benefit plans that cover many of our international employees. These include a plan that covers workers in the United Kingdom (the "U.K. Plan") which was frozen to further accruals on November 30, 2013, and a number of smaller plans that cover workers in various countries around the world (the "International Plans"). The annual measurement date for all of these plans is December 31.

We are required to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of our pension plans in our consolidated balance sheets with a corresponding adjustment to accumulated other comprehensive loss, net of tax.

The following table presents the projected benefit obligation, fair value of plan assets, the funded status and the accumulated benefit obligation for the Domestic Plan, the U.K. Plan and the International Plans:

	Domestic Plan		U.K. Plan		International Plans
	2013	2012	2013	2012	2013	2012
	(in millions)
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$491	$449	$365	$312	$125	$119
Service cost	—	—	5	5	3	4
Interest cost	18	21	16	16	4	5
Employee contributions	—	—	2	2	—	—
Actuarial loss (gain)	(51)	43	(3)	28	(6)	9
Settlements and curtailments	—	—	—	—	(2)	—
Effect of foreign exchange rates	—	—	8	14	(4)	(2)
Benefits paid	(45)	(22)	(13)	(12)	(8)	(10)
Other(1)	11	—	—	—	—	—
Benefit obligation at end of year	$424	$491	$380	$365	$112	$125

Change in Plan Assets:
Fair value of plan assets at beginning of year	$273	$249	$363	$318	$85	$83
Actual return on plan assets, net of expenses	32	31	20	34	9	4
Employer contribution	40	15	5	7	6	10
Employee contributions	—	—	2	2	—	—
Effect of foreign exchange rates	—	—	8	14	(4)	(2)
Benefits paid	(45)	(22)	(13)	(12)	(7)	(10)
Settlements	—	—	—	—	(2)	—
Other(1)	20	—	—	—	—	—
Fair value of plan assets at end of year	320	273	385	363	87	85
Funded status at end of year (overfunded/ (underfunded))	(104)	(218)	5	(2)	(25)	(40)
Accumulated benefit obligation	$424	$491	$380	$365	$112	$125
____________

(1)	Includes projected benefit obligations of $11 million and plan assets of $20 million related to certain employees of former Hilton affiliates that were assumed during the year ended December 31, 2013.

Amounts recognized in the consolidated balance sheets consisted of:

	Domestic Plan		U.K. Plan		International Plans
	2013	2012	2013	2012	2013	2012
	(in millions)
Non-current asset	$2	$—	$8	$—	$5	$3
Current liability	—	—	—	—	(1)	(1)
Non-current liability	(106)	(218)	(3)	(2)	(29)	(42)
Net amount recognized	$(104)	$(218)	$5	$(2)	$(25)	$(40)

Amounts recognized in accumulated other comprehensive loss consisted of:

	Domestic Plan			U.K. Plan			International Plans
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(in millions)
Net actuarial loss (gain)	$(67)	$29	$8	$—	$17	$21	$(12)	$9	$2
Prior service cost (credit)	(12)	(4)	(4)	3	16	3	—	—	(4)
Amortization of net loss (gain)	(3)	1	(4)	(4)	(3)	(1)	(2)	(1)	(2)
Net amount recognized	$(82)	$26	$—	$(1)	$30	$23	$(14)	$8	$(4)

The estimated unrecognized net losses and prior service cost (credit) that will be amortized into net periodic pension cost over the next fiscal year were as follows:

	Domestic Plan			U.K. Plan			International Plans
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(in millions)
Unrecognized net losses	$1	$4	$6	$1	$4	$3	$1	$1	$1
Unrecognized prior service cost (credit)	4	4	4	—	(3)	(16)	—	—	—
Amount unrecognized	$5	$8	$10	$1	$1	$(13)	$1	$1	$1

The net periodic pension cost was as follows:

	Domestic Plan			U.K. Plan			International Plans
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(in millions)
Service cost	$4	$—	$—	$5	$5	$4	$4	$4	$4
Interest cost	17	21	23	17	16	17	4	5	5
Expected return on plan assets	(18)	(17)	(17)	(23)	(21)	(21)	(4)	(4)	(4)
Amortization of prior service cost (credit)	4	4	4	(3)	(16)	(3)	—	—	—
Amortization of net loss (gain)	3	(1)	4	4	3	1	1	1	1
Net periodic pension cost (credit)	10	7	14	—	(13)	(2)	5	6	6
Settlement losses	—	—	—	—	—	—	—	—	1
Net pension cost (credit)	$10	$7	$14	$—	$(13)	$(2)	$5	$6	$7

The weighted-average assumptions used to determine benefit obligations were as follows:

	Domestic Plan		U.K. Plan		International Plans
	2013	2012	2013	2012	2013	2012
Discount rate	4.7%	3.9%	4.7%	4.7%	4.3%	3.8%
Salary inflation	N/A	N/A	1.9%	1.9%	2.3%	2.2%
Pension inflation	N/A	N/A	3.0%	2.8%	1.9%	2.0%

The weighted-average assumptions used to determine net periodic pension cost (credit) were as follows:

	Domestic Plan			U.K. Plan			International Plans
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	3.9%	4.9%	5.4%	4.7%	5.0%	5.7%	3.8%	4.6%	5.0%
Expected return on plan assets	7.5%	6.8%	6.8%	6.5%	6.5%	6.5%	6.3%	6.2%	6.2%
Salary inflation	N/A	N/A	N/A	1.9%	1.7%	2.6%	2.2%	2.8%	3.3%
Pension inflation	N/A	N/A	N/A	2.8%	2.9%	3.0%	2.0%	1.8%	1.8%

The investment objectives for the various plans are preservation of capital, current income and long-term growth of capital. All plan assets are managed by outside investment managers and do not include investments in Company stock. Asset allocations are reviewed periodically.

Expected long-term returns on plan assets are determined using historical performance for debt and equity securities held by our plans, actual performance of plan assets and current and expected market conditions. Expected returns are formulated based on the target asset allocation. The target asset allocation for the Domestic Plan as a percentage of total plan assets as of December 31, 2013 and 2012 was 60 percent and 50 percent, respectively, in funds that invest in equity securities, and 40 percent and 50 percent, respectively, in funds that invest in debt securities. The U.K. Plan and International Plans target asset allocation as a percentage of total plan assets as of December 31, 2013 was 65 percent in funds that invest in equity and debt securities and 35 percent in bond funds. As of December 31, 2012, the U.K. Plan and International Plans target asset allocations as a percentage of total plan assets was 36 percent in funds that invest in equity securities, 50 percent in funds that invest in debt securities, and 14 percent in property funds.

The following table presents the fair value hierarchy of total plan assets measured at fair value by asset category. The fair value of Level 2 assets were based on available market pricing information of similar financial instruments.

	December 31, 2013
	Domestic Plan			U.K. Plan			International Plans
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$—	$—	$—	$—	$—	$—	$10	$—	$—
Equity funds	70	—	—	—	—	—	5	9	—
Debt securities	10	97	—	—	—	—	—	—	—
Bond funds	—	—	—	—	—	—	—	16	—
Real estate funds	—	—	—	—	—	—	—	1	—
Common collective trusts	—	143	—	—	385	—	—	45	—
Other	—	—	—	—	—	—	—	1	—
Total	$80	$240	$—	$—	$385	$—	$15	$72	$—

	December 31, 2012
	Domestic Plan			U.K. Plan			International Plans
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$—	$—	$—	$—	$—	$—	$12	$—	$—
Equity funds	54	—	—	—	—	—	4	9	—
Debt securities	16	103	—	—	—	—	—	—	—
Bond funds	—	—	—	—	—	—	—	15	—
Common collective trusts	—	100	—	—	363	—	—	44	—
Other	—	—	—	—	—	—	—	1	—
Total	$70	$203	$—	$—	$363	$—	$16	$69	$—

We expect to contribute approximately $9 million, $1 million and $6 million to the Domestic Plan, the U.K. Plan and the International Plans, respectively, in 2014.

As of December 31, 2013, the benefits expected to be paid in the next five years and in the aggregate for the five years thereafter were as follows:

	Domestic Plan	U.K. Plan	International Plans
Year	(in millions)
2014	$87	$14	$11
2015	26	14	9
2016	25	14	9
2017	25	14	8
2018	25	15	8
2019-2023	125	76	43
	$313	$147	$88

Domestic Plan

As of January 1, 2007, the frozen Domestic Plan and plans maintained for certain domestic hotels currently or formerly managed by us were merged into a multiple employer plan. As of December 31, 2013, the multiple employer plan had combined assets of $342 million and a projected benefit obligation of $446 million.

A class action lawsuit was filed in 1998 against Hilton and the Domestic Plan claiming that the Domestic Plan did not calculate benefit obligations in accordance with the terms of the plan nor were vesting rules followed in accordance with the plan. In May 2009, the U.S. District Court for the District of Columbia (the "District Court") found in favor of the plaintiff in a summary judgment and required that we and the plaintiff enter into mediation to reach agreement on the amounts necessary for recognition of service and benefits for plan participants and in August 2011, the District Court issued a final order with respect to this lawsuit. We recorded an increase to our minimum additional pension obligation of $109 million as of December 31, 2012 to reflect the expected increase in benefit obligation relating to this case. The additional obligation will be recognized as additional pension expense, which will be amortized over the average remaining life expectancy of the plan participants as determined by our actuaries, with the unamortized portion of the obligation having been recognized in accumulated other comprehensive loss as an adjustment of the pension liability. As of December 31, 2013, the remaining unpaid projected benefit obligation related to this case was $86 million.

In November 2013, the District Court issued final administrative orders in regard to the lawsuit, which allowed Hilton to adopt an amendment to the Domestic Plan required by the Court. The adoption of the amendment required us to make a contribution of $31 million in November 2013, prior to the amendment to comply with minimum legal funding obligations of the Domestic Plan. We expect to commence benefit payments under the new plan document in early 2014, in accordance with the requirements of the court order. In February 2012, the District Court ordered us to post bond of $76 million under the litigation to support potential future plan contributions. We funded an account, which is classified as restricted cash and cash equivalents, with this amount to support this requirement, and expect that the bond will be released upon the commencement of benefit payments being made under the amended plan document in 2014.

U.K. Plan

In March 2012, we, along with the trustees of the U.K. Plan, adopted an agreement to freeze the defined benefit plan for enrollment to new employees effective immediately, and to freeze the accrual of benefits to existing employees, which was implemented on November 30, 2013. A defined contribution plan has been put in place for the affected employees. We recognized an acceleration of prior service credit of $13 million related to the adoption of this agreement during the year ended December 31, 2012.

In May 2011, we, along with the trustees for the U.K. Plan, reached a tentative agreement on the funded status and security for the U.K. Plan. This agreement extended our GBP 15 million guarantee (equivalent to $25 million as of December 31, 2013) to March 2014 and included a one-time voluntary cash contribution of GBP 5 million (equivalent to approximately $8 million) by us to the plan, which was funded during the year ended December 31, 2011.

Other Benefit Plans

We also have plans covering qualifying employees and non-officer directors (the "Supplemental Plans"). Benefits for the Supplemental Plans are based upon years of service and compensation. Since December 31, 1996, employees and non-officer directors have not accrued additional benefits under the Supplemental Plans. These plans are self-funded by us and, therefore, have no plan assets isolated to pay benefits due to employees. As of December 31, 2013 and 2012, these plans had benefit obligations of $14 million and $13 million, respectively, which were fully accrued in our consolidated balance sheets. Expense incurred under the Supplemental Plans for the years ended December 31, 2013, 2012 and 2011 was not significant.

We have various employee defined contribution investment plans whereby we contribute matching percentages of employee contributions. The aggregate expense under these plans totaled $20 million for the year ended December 31, 2013 and $18 million for each of the years ended December 31, 2012 and 2011.

Multi-Employer Pension Plans

Certain employees are covered by union sponsored multi-employer pension plans pursuant to agreements between us and various unions. Our participation in these plans is outlined in the table below:

		Pension Protection Act Zone Status		Contributions
Pension Fund	EIN/ Pension Plan Number	2013	2012	2013	2012	2011
				(in millions)
New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund	13-1764242	Pending	Yellow	$14	$13	$13
Other plans				12	11	9
Total contributions				$26	$24	$22

Eligible employees at our owned hotels in New York City participate in the New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund ("New York Pension Fund"). Our contributions are based on a percentage of all union employee wages as dictated by the collective bargaining agreement that expires on June 30, 2019. Our contributions exceeded 5 percent of the total contributions to the New York Pension Fund in 2012, as indicated in the New York Pension Fund's Annual Return/Report of Employee Benefit Plan on IRS Form 5500 for the year ended December 31, 2012. The New York Pension Fund has implemented a funding improvement plan, and we have not paid a surcharge.

Note 21: Share-Based Compensation

Promote Plan

Prior to December 11, 2013, certain members of our senior management team participated in an executive compensation plan ("the Promote plan"). The Promote plan provided for the grant of a Tier I liability award, or an alternative cash payment in lieu thereof, and a Tier II equity award. The Tier I liability award provided the participants the right to share in 2.75 percent of the equity value of Hilton up to $8.352 billion (or $230 million) based on the achievement of certain service and performance conditions. The majority of these payments were to be made in three installments for most plan participants. The Tier II equity awards allowed participants to share in Hilton's equity growth above $8.352 billion and were also subject to service and performance conditions. As the vesting of a portion of the Tier I liability awards and all of the Tier II equity awards were previously subject to the achievement of a performance condition in the form of a liquidity event that was not probable, no expense was recognized related to these awards prior to their modification on December 11, 2013.

On December 11, 2013, in connection with our IPO, the Tier I liability awards of $52 million that remained outstanding became fully vested and were paid within 30 days. Additionally, the Tier II equity awards that remained outstanding were exchanged for restricted shares of common stock of equivalent economic value that vest as follows:

•	40 percent of each award vested on December 11, 2013, the pricing date of our IPO;

•	40 percent of each award will vest on December 11, 2014, the first anniversary of the pricing date of our IPO, contingent upon continued employment through that date; and

•	20 percent of each award will vest on the date that our Sponsor and its affiliates cease to own 50 percent or more of the shares of the Company, contingent upon continued employment through that date.
.

The following is a summary of the Tier II equity award activity during the year ended December 31, 2013:

Tier II Units
Balance as of December 31, 2012	229,047,118
Granted	8,628,050
Forfeited	(13,810,744)
Exchanged for restricted shares of common stock	(223,864,424)
Balance as of December 31, 2013	—

The following table sets forth the number of Tier II equity units surrendered for shares of common stock on December 11, 2013:

	Tier II Units	Shares of Common Stock
Tier II awards exchanged for vested shares of common stock	89,545,770	7,463,839
Tier II awards exchanged for unvested shares of common stock	134,318,654	11,195,791
Total Tier II awards exchanged for vested shares and unvested restricted shares of common stock	223,864,424	18,659,630

The grant date fair value was determined to be $20.00 per share based on the price of the common stock sold in our IPO. The fair value of the vested shares was immediately recognized in December 2013. The fair value of the unvested shares subject only to service conditions is recognized on a straight-line basis over the requisite service period for the entire award.

As a result of the modification, we recorded incremental share-based compensation expense of $306 million during the year ended December 31, 2013.

Cash Retention Award Offer

In November 2012, we offered certain members of our senior management team the opportunity to participate in a new cash retention award in exchange for cancellation of their participation in the Promote plan. There were 13 participants who accepted the cash retention award offer. The cash retention award was paid in two installments in December 2012 and December 2013, respectively.

Payments on Share-Based Compensation Plans

Total payments under the Promote plan, including cash retention awards, during the years ended December 31, 2013 and 2012 were $65 million and $95 million, respectively. No payments were made during the year ended December 31, 2011.

A number of participants in the Promote plan terminated their employment with us during the year ended December 31, 2012. We made separation payments related to the participants' vested portion of the Promote plan totaling $6 million during the year ended December 31, 2012. One participant terminated their employment with us during the year ended December 31, 2013, but none of the separation payments were considered to be attributable to the participants' vested portion of the Promote plan.

Summary of Share-Based Compensation Expense and Related Activity

Total compensation expense related to the Promote plan, including cash retention awards, and restricted shares of our common stock awarded in exchange for the Tier II equity awards was $313 million, $50 million and $19 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $95 million of unrecognized compensation expense related to the unvested restricted shares of common stock resulting from the Promote plan conversion, $23 million of which is expected to be recognized through December 2014 and $72 million of which is subject to the achievement of a performance condition, which is currently not considered to be probable of being met.

As of December 31, 2013, there was $4 million of liability awards outstanding. The liability awards were recorded at an estimated fair value of $18 million as of December 31, 2012, $13 million of which was included in accounts payable, accrued expenses and other in our consolidated balance sheet.

2013 Omnibus Incentive Plan

We reserved 80,000,000 shares of common stock for issuance under our new 2013 Omnibus Incentive Plan. The 2013 Omnibus Incentive Plan is administered by the compensation committee of the Board of Directors and enables us to grant equity incentive awards to eligible employees, officers, directors, consultants or advisors in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and performance compensation awards. If an award under the 2013 Omnibus Incentive Plan terminates, lapses or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the 2013 Omnibus Incentive Plan.

On December 11, 2013, we granted 19,500 restricted stock units ("RSUs") to three independent directors under the 2013 Omnibus Incentive Plan (the "2013 Director Grant") as part of our regular annual compensation of our independent directors. The 2013 Director Grant vests in three equal installments on the first, second and third anniversaries of the grant date. The grant date fair value was $20.00 per RSU based on the price of common shares sold in our IPO on the grant date. The fair value of the RSUs will be recognized on a straight-line basis over the requisite service period for the entire award. Less than $1 million of compensation expense was recognized during the year ended December 31, 2013 related to the 2013 Director Grant. As of December 31, 2013, unrecognized compensation expense for the 2013 Director Grant was less than $1 million.

As of December 31, 2013, there were 79,980,500 shares of common stock available for future issuance under the 2013 Omnibus Incentive Plan.

Note 22 : Earnings Per Share

For periods prior to the IPO, we used the number of shares from our 9,205,128-for-1 stock split to compute earnings per share ("EPS"). The following table presents the calculation of basic and diluted EPS for the periods presented:

	December 31,
	2013	2012	2011
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$415	$352	$253
Denominator:
Weighted average shares outstanding	923	921	921
Basic EPS	$0.45	$0.38	$0.27

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$415	$352	$253
Denominator:
Weighted average shares outstanding(1)	923	921	921
Diluted EPS	$0.45	$0.38	$0.27
____________

(1)	Includes the 19,500 RSUs granted on December 11, 2013 under the 2013 Director Grant.

Note 23: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2010	$(257)	$(140)	$(1)	$(398)

Other comprehensive loss before reclassifications	(79)	(21)	—	(100)
Amounts reclassified from accumulated other comprehensive loss	—	8	1	9
Net current period other comprehensive income (loss)	(79)	(13)	1	(91)

Balance as of December 31, 2011	(336)	(153)	—	(489)

Other comprehensive income (loss) before reclassifications	124	(35)	—	89
Amounts reclassified from accumulated other comprehensive loss	—	(6)	—	(6)
Net current period other comprehensive income (loss)	124	(41)	—	83

Balance as of December 31, 2012	(212)	(194)	—	(406)

Other comprehensive income before reclassifications	67	54	6	127
Amounts reclassified from accumulated other comprehensive loss	9	6	—	15
Net current period other comprehensive income	76	60	6	142

Balance as of December 31, 2013	$(136)	$(134)	$6	$(264)
____________

(1)	Includes net investment hedges.

The following table presents additional information about reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2013:

(in millions)
Currency translation adjustment:
Sale and liquidation of foreign assets(1)	$(15)
Gains on net investment hedges (2)	1
Tax benefit(3)	5
Total currency translation adjustment reclassifications for the period, net of taxes	(9)

Pension liability adjustment:
Amortization of prior service cost(4)	(1)
Amortization of net loss(4)	(8)
Tax benefit(3)	3
Total pension liability adjustment reclassifications for the period, net of taxes	(6)

Total reclassifications for the period, net of tax	$(15)
____________

(1)
Reclassified out of accumulated other comprehensive loss to other gain, net in the consolidated statement of operations. Amounts in parentheses indicate a loss in our consolidated statement of operations.

(2)	Reclassified out of accumulated other comprehensive loss to gain (loss) on foreign currency transactions in our consolidated statement of operations.

(3)	Reclassified out of accumulated other comprehensive loss to income tax benefit (expense) in our consolidated statement of operations.

(4)
Reclassified out of accumulated other comprehensive loss to general, administrative and other in the consolidated statement of operations. These amounts were included in the computation of net periodic pension cost. See Note 20: "Employee Benefit Plans" for additional information. Amounts in parentheses indicate a loss in our consolidated statement of operations.

Note 24: Business Segments

We are a diversified hospitality company with operations organized in three distinct operating segments: ownership, management and franchise and timeshare. Each segment is managed separately because of its distinct economic characteristics.

The ownership segment includes all hotels that we wholly own or lease, as well as consolidated non-wholly owned entities and consolidated VIEs. As of December 31, 2013, this segment included 118 wholly owned and leased hotels and resorts, three non-wholly owned hotel properties and three hotels of consolidated VIEs. While we do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment revenues, we manage these investments in our ownership segment.

Our unconsolidated affiliates are primarily investments in entities that owned or leased 30 hotels and a management company as of December 31, 2013.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us under one of our proprietary brand names of our brand portfolio. As of December 31, 2013, this segment included 498 managed hotels and 3,420 franchised hotels. This segment also earns fees for managing properties in our ownership segment.

The timeshare segment includes the development of vacation ownership clubs and resorts, marketing and selling of timeshare intervals, providing timeshare customer financing and resort operations. This segment also provides assistance to third-party developers in selling their timeshare inventory. As of December 31, 2013, this segment included 42 timeshare properties.

Corporate and other represents revenues and related operating expenses generated by the incidental support of hotel operations for owned, leased, managed and franchised hotels and other rental income, as well as corporate assets and related expenditures.

The performance of our operating segments is evaluated primarily on Adjusted earnings before interest expense, taxes, depreciation and amortization ("EBITDA"), which should not be considered an alternative to net income (loss) or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. EBITDA, presented herein, is a non-GAAP financial measure that reflects net income attributable to Hilton stockholders, excluding interest expense, a provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as EBITDA, further adjusted to exclude certain items, including, but not limited to gains, losses and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses; (v) furniture fixtures, and equipment ("FF&E") replacement reserves required under certain lease agreements; (vi) reorganization costs; (vii) share-based and certain other compensation expenses prior to and in connection with our IPO; (viii) severance, relocation and other expenses; and (ix) other items.

The following table presents revenues and Adjusted EBITDA for our reportable segments, reconciled to consolidated amounts:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Revenues:
Ownership(1)(4)	$4,075	$4,006	$3,926
Management and franchise(2)	1,271	1,180	1,095
Timeshare	1,109	1,085	944
Segment revenues	6,455	6,271	5,965
Other revenues from managed and franchised properties	3,405	3,124	2,927
Other revenues(3)	69	66	58
Intersegment fees elimination(1)(2)(3)(4)	(194)	(185)	(167)
Total revenues	$9,735	$9,276	$8,783

Adjusted EBITDA:
Ownership(1)(2)(3)(4)(5)	$926	$793	$725
Management and franchise(2)	1,271	1,180	1,095
Timeshare(1)(2)	297	252	207
Corporate and other(3)(4)	(284)	(269)	(274)
Adjusted EBITDA	$2,210	$1,956	$1,753
____________

(1)
Includes charges to timeshare operations for rental fees and fees for other amenities, which are eliminated in our consolidated financial statements. These charges totaled $26 million, $24 million and $27 million for the years ended December 31, 2013, 2012 and 2011, respectively. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the ownership segment and a cost to timeshare Adjusted EBITDA.

(2)
Includes management, royalty and intellectual property fees of $100 million, $96 million and $88 million for the years ended December 31, 2013, 2012 and 2011, respectively. These fees are charged to consolidated owned and leased properties and are eliminated in our consolidated financial statements. Also includes a licensing fee of $56 million, $52 million and $43 million for the years ended December 31, 2013, 2012 and 2011, respectively, which is charged to our timeshare segment by our management and franchise segment and is eliminated in our consolidated financial statements. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the management and franchise segment and a cost to ownership Adjusted EBITDA and timeshare Adjusted EBITDA.

(3)
Includes charges to consolidated owned and leased properties for services provided by our wholly owned laundry business of $9 million, $10 million and $9 million for the years ended December 31, 2013, 2012 and 2011, respectively. These charges are eliminated in our consolidated financial statements.

(4)	Includes various other intercompany charges of $3 million for the years ended December 31, 2013 and 2012.

(5)	Includes unconsolidated affiliate Adjusted EBITDA.

The table below provides a reconciliation of Adjusted EBITDA to EBITDA and EBITDA to net income attributable to Hilton stockholders:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Adjusted EBITDA	$2,210	$1,956	$1,753
Net income attributable to noncontrolling interests	(45)	(7)	(2)
Gain (loss) on foreign currency transactions	(45)	23	(21)
FF&E replacement reserve	(46)	(68)	(57)
Share-based compensation expense	(313)	(50)	(19)
Impairment losses	—	(54)	(20)
Impairment losses included in equity in earnings (losses) from unconsolidated affiliates	—	(19)	(141)
Gain on debt extinguishment	229	—	—
Other gain, net	7	15	19
Other adjustment items(1)	(76)	(64)	(51)
EBITDA	1,921	1,732	1,461
Interest expense	(620)	(569)	(643)
Interest expense included in equity in earnings (losses) from unconsolidated affiliates	(13)	(13)	(12)
Income tax benefit (expense)	(238)	(214)	59
Depreciation and amortization	(603)	(550)	(564)
Depreciation and amortization included in equity in earnings (losses) from unconsolidated affiliates	(32)	(34)	(48)
Net income attributable to Hilton stockholders	$415	$352	$253
____________

(1)	Represents adjustments for legal expenses, severance and other items.

The following table presents assets for our reportable segments, reconciled to consolidated amounts:

	December 31,
	2013	2012
	(in millions)
Assets:
Ownership	$11,936	$12,476
Management and franchise	11,016	11,650
Timeshare	1,871	1,911
Corporate and other	1,739	1,029
	$26,562	$27,066

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Capital expenditures for property and equipment:
Ownership	$240	$396	$368
Timeshare	8	28	12
Corporate and other	6	9	9
	$254	$433	$389

Revenues by country were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
U.S.	$7,262	$6,743	$6,293
All other	2,473	2,533	2,490
	$9,735	$9,276	$8,783

Other than the U.S., there were no countries that individually represented more than 10 percent of total revenues for the years ended December 31, 2013, 2012 and 2011.

Property and equipment, net by country were as follows:

	December 31,
	2013	2012
	(in millions)
U.S.	$8,204	$8,252
All other	854	945
	$9,058	$9,197

Other than the U.S. there were no countries that individually represented over 10 percent of total property and equipment, net as of December 31, 2013 and 2012.

Note 25: Commitments and Contingencies

As of December 31, 2013, we had outstanding guarantees of $27 million, with remaining terms ranging from ten months to nine years, for debt and other obligations of third parties. We have two letters of credit, one supported by restricted cash and cash equivalents and the other under the Revolving Credit Facility, for a total of $27 million that have been pledged as collateral for two of these guarantees. Although we believe it is unlikely that material payments will be required under these guarantees or letters of credit, there can be no assurance that this will be the case.

We have also provided performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of December 31, 2013, we had six contracts containing performance guarantees, with expirations ranging from 2018 to 2030, and possible cash outlays totaling approximately $150 million. Our obligations under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining terms of the performance guarantees. We do not have any letters of credit pledged as collateral against these guarantees. As of December 31, 2013 and 2012, we recorded current liabilities of approximately $9 million and $30 million, respectively, and non-current liabilities of approximately $51 million and $57 million, respectively, in our consolidated balance sheets for obligations under our outstanding performance guarantees that are related to certain VIEs for which we are not the primary beneficiary.

As of December 31, 2013, we had outstanding commitments under third-party contracts of approximately $121 million for capital expenditures at certain owned and leased properties, including our consolidated VIEs. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We have entered into an agreement with a developer in Las Vegas, Nevada, whereby we have agreed to purchase residential units from the developer that we will convert to timeshare units to be marketed and sold under our Hilton Grand Vacations brand. Subject to certain conditions, we are required to purchase approximately $92 million of inventory ratably over a maximum period of four years, which is equivalent to purchases of approximately $6 million per quarter. We began purchasing inventory during the quarter ended March 31, 2013, and during the year ended December 31, 2013, we purchased $35 million of inventory under this agreement. As of December 31, 2013, our contractual obligations for the years ending December 31, 2014, 2015 and 2016, respectively, were $24 million, $24 million and $9 million.

During 2010, an affiliate of our Sponsor settled a $75 million liability on our behalf in conjunction with a lawsuit settlement by entering into service contracts with the plaintiff. We recorded the portion settled by this affiliate as a capital contribution. Additionally, as part of the settlement, we entered into a guarantee with the plaintiff to pay any shortfall that this affiliate does not fund related to those service contracts up to the value of the settlement amount made by the affiliate. The remaining potential exposure under this guarantee as of December 31, 2013 was approximately $48 million. We have not accrued a liability for this guarantee as we believe the likelihood of any material funding to be remote.

We are involved in other litigation arising from the normal course of business, some of which includes claims for substantial sums. Accruals are recorded when the outcome is probable and can be reasonably estimated in accordance with applicable accounting requirements regarding accounting for contingencies. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of December 31, 2013 will not have a material effect on our consolidated results of operations, financial position or cash flows.

Note 26 : Related Party Transactions

Investment in Affiliates

We hold investments in affiliates that own or lease properties that we manage or franchise. We recognized management and franchise fee revenue of $31 million, $29 million and $32 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to our agreements for these properties. We recognized reimbursements and reimbursable costs for these hotels, primarily related to payroll and marketing expenses, of $174 million, $172 million and $148 million in other revenues and expenses from managed and franchised properties in our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, we had accounts receivable due from these properties related to these management and franchise fees and reimbursements of $21 million. Additionally, in certain cases we incur costs to acquire management contracts with our unconsolidated affiliates or provide loans or guarantees on behalf of these entities. We incurred immaterial contract acquisition costs for the year ended December 31, 2013, no contract acquisition costs for the year ended December 31, 2012 and $18 million for the year ended December 31, 2011 related to such contracts. As of December 31, 2013 and 2012, we had unamortized acquisition costs of $18 million recorded in management and franchise contracts, net in our consolidated balance sheets. As of December 31, 2013 and 2012, we had other financing receivables, net related to these properties of $15 million and $17 million, respectively. We recorded interest income on these other financing receivables of $3 million for the years ended December 31, 2013, 2012 and 2011. We generally own between 10 percent and 50 percent of these equity method investments. See Note 2: "Basis of Presentation and Summary of Significant Accounting Policies," for further discussion.

The Blackstone Group

Blackstone directly and indirectly owns hotels that we manage or franchise and for which we receive fees in connection with the management and franchise agreements. We recognized management and franchise fee revenue of $42 million, $29 million and $23 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to our agreements for these hotels. We recognized reimbursements and reimbursable costs for these hotels, primarily related to payroll and marketing expenses, of $174 million, $135 million and $101 million in other revenues and expenses from managed and franchised properties in our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, we had accounts receivable due from these hotels related to these management and franchise fees and reimbursements of $26 million and $28 million, respectively. Additionally, in certain cases, we incur costs to acquire management and franchise contracts with hotels owned by Blackstone. We incurred contract acquisition costs of $15 million and $5 million for the years ended December 31, 2013 and 2011 related to these contracts. Contract acquisition costs for the year ended December 31, 2012 related to these contracts were less than $1 million. As of December 31, 2013 and 2012, we had unamortized acquisition costs of $20 million and $6 million, respectively, recorded in management and franchise contracts, net in our consolidated balance sheets. As of December 31, 2013 and 2012, we had $14 million and $5 million, respectively, accrued in accounts payable, accrued expenses and other in our consolidated balance sheet related to contract acquisition costs for these hotels. Our maximum exposure to loss related to these hotels is limited to the amounts discussed above; therefore, our involvement with these hotels does not expose us to additional variability or risk of loss.

On January 14, 2014, we executed a Purchase and Sale Agreement with an affiliate of Blackstone for the sale of certain land and easement rights at the Hilton Hawaiian Village in connection with a timeshare project, for a total purchase price of approximately $25 million. See Note 29: "Subsequent Events" for additional details.

We also purchase products and services from entities affiliated with or owned by Blackstone. The fees paid for these products and services were $24 million, $26 million and $23 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Note 27 : Supplemental Disclosures of Cash Flow Information

Interest paid during the years ended December 31, 2013, 2012 and 2011, was $535 million, $486 million and $470 million, respectively.

Income taxes, net of refunds, paid during the years ended December 31, 2013, 2012 and 2011 were $233 million, $103 million and $114 million, respectively.

In connection with our IPO in 2013, we incurred net underwriting discounts and commissions of $27 million and other offering expenses of $12 million, which are included in net proceeds from issuance of common stock in our consolidated statement of cash flows.

The following non-cash investing and financing activities were excluded from the consolidated statements of cash flows:

•
In 2013, one of our consolidated VIEs restructured the terms of its capital lease resulting in a reduction in our capital lease asset and obligation of $44 million and $48 million, respectively. See Note 9: "Consolidated Variable Interest Entities" for further discussion.

•
In 2013, we incurred $189 million of debt issuance costs related to the Debt Refinancing, of which $9 million had not been paid as of December 31, 2013 and were included in accounts payable, accrued expenses and other in our consolidated balance sheet. See Note 13: "Debt" for further discussion.

•
In 2012, we executed a capital lease in conjunction with the acquisition of OHC, for which we recorded a capital lease asset and obligation of $15 million as of December 31, 2012. See Note 3: "Acquisitions" for further discussion.

•
In 2011, two of our consolidated VIEs restructured their debt resulting in a reduction of our capital lease assets and obligations of $76 million and $73 million, respectively, as of December 31, 2011. See Note 9: "Consolidated Variable Interest Entities" for further discussion.

Note 28 : Selected Quarterly Financial Information (unaudited)

The following table sets forth the historical unaudited quarterly financial data for the periods indicated. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions, except per share data)
Revenues	$2,263	$2,380	$2,449	$2,643	$9,735
Operating income	252	404	357	89	1,102
Net income	38	157	203	62	460
Net income attributable to Hilton stockholders	34	155	200	26	415
Basic and diluted earnings per share	$0.03	$0.17	$0.22	$0.03	$0.45

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions, except per share data)
Revenues	$2,131	$2,390	$2,417	$2,338	$9,276
Operating income	194	298	345	263	1,100
Net income	47	69	179	64	359
Net income attributable to Hilton stockholders	48	66	177	61	352
Basic and diluted earnings per share	$0.05	$0.07	$0.19	$0.07	$0.38

Note 29: Subsequent Events

HGV Grand Islander

In January 2014, we executed a Purchase and Sale Agreement ("PSA") with an affiliate of Blackstone for the sale of certain land and easement rights at the Hilton Hawaiian Village in connection with a timeshare project, for a total purchase price of approximately $25 million. Additionally, the PSA provides for Blackstone to purchase from us the name, plans, contracts and other documents related to the timeshare project through reimbursement of certain costs already incurred by us and those incurred through the closing date. Blackstone will then develop and construct the timeshare property for which we expect to provide services through a sales and marketing agreement. The closing date is expected to occur in March 2014, subject to the satisfaction of the conditions of the agreement.

Share-based Compensation

In February 2014, our board of directors approved a share-based payment award consisting of restricted stock units under our 2013 Omnibus Incentive Plan that will vest over one to two years based on service conditions to certain non-executive employees that had participated in an existing cash-based, long-term incentive plan. As this replacement award is in lieu of a cash payment that would have been made under the cash-based plan, the amount accrued as of December 31, 2013 will be reversed and is expected to result in a reduction of compensation expense of approximately $25 million during the first quarter of 2014. We expect the compensation expense incurred during 2014 resulting from the new share-based compensation awards to offset the reduction of compensation expense from the reversal of the replaced long-term incentive plan accrual, and the awards will not result in a material change to compensation expense in future years.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this annual report, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Accounting and Finance System Implementation
During the first quarter of 2014, we completed the implementation of a new accounting and financial reporting system to upgrade our existing financial systems that resulted in changes to our processes and procedures. We expect this new system will strengthen our internal controls over financial reporting by automating manual processes and standardizing business processes across our organization. Management will continue to evaluate and monitor our internal controls and procedures in each of the affected areas.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

Item 13.     Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

Item 14.     Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

The following documents are filed as part of this report.

(a)    Financial Statements
We include this portion of Item 15 under Item 8 of this Annual Report on Form 10-K.

(b)    Financial Statement Schedules
All schedules are omitted as the required information is either not present, not present in material amounts or presented within the consolidated financial statements or related notes.

(c)    Exhibits:

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-36243) filed on December 17, 2013).
3.2	Bylaws of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-36243) filed on December 17, 2013).
4.1
Indenture, dated as of October 4, 2013, among Hilton Worldwide Finance LLC and Hilton Worldwide Finance Corp. as issuers, Hilton Worldwide Holdings Inc., as guarantor and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).

4.2
First Supplemental Indenture, dated as of October 25, 2013, among the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).

4.3	Form of 5.625% Senior Note due 2021 (included in Exhibit 4.1).
10.1
Credit Agreement, dated as of October 25, 2013, among Hilton Worldwide Holdings Inc., as parent, Hilton Worldwide Finance LLC, as borrower, the other guarantors from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, collateral agent, swing line lender and L/C issuer, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).

10.2
Security Agreement, dated as of October 25, 2013, among the grantors identified therein and Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).

10.3
Loan Agreement, dated as of October 25, 2013, among the subsidiaries party thereto, collectively, as borrower and JPMorgan Chase Bank, National Association, German American Capital Corporation, Bank of America, N.A., GS Commercial Real Estate LP and Morgan Stanley Mortgage Capital Holdings LLC, collectively, as lender (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).

Exhibit Number	Exhibit Description
10.4
Guaranty Agreement, dated as of October 25, 2013, among the guarantors named therein and JPMorgan Chase Bank, National Association, German American Capital Corporation, Bank of America, N.A., GS Commercial Real Estate LP and Morgan Stanley Mortgage Capital Holdings LLC, collectively, as lender (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).

10.5
Loan Agreement, dated as of October 25, 2013, among HLT NY Waldorf LLC, as borrower, HSBC Bank USA, National Association, as agent, the lenders named therein, HSBC Bank USA, National Association and DekaBank Deutsche Girozentrale, as lead arrangers and HSBC Bank USA, National Association, as syndication agent (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).

10.6
Guaranty of Recourse Carveouts, dated as of October 25, 2013, among the guarantors named therein and HSBC Bank USA, National Association, as agent and lender and any other co-lenders from time to time party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).

10.7
Receivables Loan Agreement, dated as of May 9, 2013, among Hilton Grand Vacations Trust I LLC, as borrower, Wells Fargo Bank, National Association, as paying agent and securities intermediary, the persons from time to time party thereto as conduit lenders, the financial institutions from time to time party thereto as committed lenders, the financial institutions from time to time party thereto as managing agents, and Deutsche Bank Securities, Inc., as administrative agent and structuring agent (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).

10.8
Amendment No. 1 to Receivables Loan Agreement, effective as of July 25, 2013, among Hilton Grand Vacations Trust I LLC, as borrower, Wells Fargo Bank, National Association, as paying agent and securities intermediary, Deutsche Bank AG, New York Branch, as a committed lender and a managing agent, Montage Funding, LLC, as a conduit lender, Deutsche Bank Securities, Inc., as administrative agent, and Bank of America, N.A., as assignee (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).

10.9
Omnibus Amendment No. 2 to Receivables Loan Agreement, Amendment No. 1 to Sale and Contribution Agreement and Consent to Custody Agreement, effective as of October 25, 2013, among Hilton Grand Vacations Trust I LLC, as borrower, Grand Vacations Services, LLC, as servicer, Hilton Resorts Corporation, as seller, Wells Fargo Bank, National Association, as custodian, the financial institutions signatory thereto, as managing agents, and Deutsche Bank Securities, Inc., as administrative agent (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).

10.10
Registration Rights Agreement, dated as of October 4, 2013, among Hilton Worldwide Finance LLC, Hilton Worldwide Finance Corp., Hilton Worldwide Holdings Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the several initial purchasers (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).

10.11
Joinder Agreement, dated as of October 25, 2013, among the subsidiary guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the several initial purchasers (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).

10.12
Stockholders Agreement, dated as of December 17, 2013, by and among Hilton Worldwide Holdings Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36243) filed on December 17, 2013).

10.13
Registration Rights Agreement, dated as of December 17, 2013, among Hilton Worldwide Holdings Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36243) filed on December 17, 2013).

10.14	2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).*
10.15	Form of Restricted Stock Grant and Acknowledgment (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).*
10.16	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).*
10.17	Severance Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).*
10.18	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).*
10.19
Separation Agreement and Release dated as of September 24, 2013, between Hilton Worldwide, Inc. and Thomas C. Kennedy (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).*

Exhibit Number	Exhibit Description
10.20	2005 Executive Deferred Compensation Plan (as Amended and Restated Effective as of January 1, 2005).*
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).
23.1	Consent of Ernst & Young LLP.
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2
Certificate of Kevin J. Jacobs, Executive Vice President and Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Section 13(r) Disclosure.
____________

*	This document has been identified as a management contract or compensatory plan or arrangement.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in McLean, Virginia, on the 27th day of February 2014.

HILTON WORLDWIDE HOLDINGS INC.

By:	/s/ Christopher J. Nassetta
Name:	Christopher J. Nassetta
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 27th day of February, 2014.

Signature	Title
/s/ Christopher J. Nassetta	President, Chief Executive Officer and Director
Christopher J. Nassetta	(principal executive officer)

/s/ Jonathan D. Gray	Chairman of the Board of Directors
Jonathan D. Gray

/s/ Michael S. Chae	Director
Michael S. Chae

/s/ Tyler S. Henritze	Director
Tyler S. Henritze

/s/ Judith A. McHale	Director
Judith A. McHale

/s/ John G. Schreiber	Director
John G. Schreiber

/s/ Elizabeth A. Smith	Director
Elizabeth A. Smith

/s/ Douglas M. Steenland	Director
Douglas M. Steenland

/s/ William J. Stein	Director
William J. Stein

/s/ Kevin J. Jacobs	Executive Vice President and Chief Financial Officer
Kevin. J. Jacobs	(principal financial officer)

/s/ Paula A. Kuykendall	Senior Vice President and Chief Accounting Officer
Paula A. Kuykendall	(principal accounting officer)