Form 10-Q
period 2014-03-31
Hilton Worldwide Holdings Inc.
filed 2014-05-09
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non -accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of April 28, 2014 was 984,615,364.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$435	$594
Restricted cash and cash equivalents	287	266
Accounts receivable, net of allowance for doubtful accounts of $30 and $32	784	731
Inventories	397	396
Deferred income tax assets	23	23
Current portion of financing receivables, net	93	94
Current portion of securitized financing receivables, net	26	27
Prepaid expenses	182	148
Other	68	104
Total current assets (variable interest entities - $164 and $97)	2,295	2,383

Property, Investments and Other Assets:
Property and equipment, net	9,031	9,058
Financing receivables, net	634	635
Securitized financing receivables, net	184	194
Investments in affiliates	264	260
Goodwill	6,222	6,220
Brands	5,013	5,013
Management and franchise contracts, net	1,425	1,452
Other intangible assets, net	739	751
Deferred income tax assets	195	193
Other	391	403
Total property, investments and other assets (variable interest entities - $401 and $408)	24,098	24,179

TOTAL ASSETS	$26,393	$26,562

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$1,936	$2,079
Current maturities of long-term debt	3	4
Current maturities of non-recourse debt	41	48
Income taxes payable	6	11
Total current liabilities (variable interest entities - $146 and $86)	1,986	2,142

Long-term debt	11,551	11,751
Non-recourse debt	918	920
Deferred revenues	632	674
Deferred income tax liabilities	5,111	5,053
Liability for guest loyalty program	621	597
Other	1,127	1,149
Total liabilities (variable interest entities - $641 and $583)	21,946	22,286

Commitments and contingencies - see Note 16

Equity:
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 30,000,000,000 authorized shares, 984,615,364 issued and outstanding as of March 31, 2014 and December 31, 2013	10	10
Additional paid-in capital	9,970	9,948
Accumulated deficit	(5,208)	(5,331)
Accumulated other comprehensive loss	(236)	(264)
Total Hilton stockholders' equity	4,536	4,363
Noncontrolling interests	(89)	(87)
Total equity	4,447	4,276

TOTAL LIABILITIES AND EQUITY	$26,393	$26,562

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues
Owned and leased hotels	$945	$914
Management and franchise fees and other	312	262
Timeshare	279	246
	1,536	1,422
Other revenues from managed and franchised properties	827	841
Total revenues	2,363	2,263

Expenses
Owned and leased hotels	771	743
Timeshare	177	170
Depreciation and amortization	153	160
General, administrative and other	97	97
	1,198	1,170
Other expenses from managed and franchised properties	827	841
Total expenses	2,025	2,011

Operating income	338	252

Interest income	1	2
Interest expense	(153)	(143)
Equity in earnings from unconsolidated affiliates	4	1
Gain (loss) on foreign currency transactions	14	(43)
Other gain, net	3	7

Income before income taxes	207	76

Income tax expense	(83)	(38)

Net income	124	38
Net income attributable to noncontrolling interests	(1)	(4)
Net income attributable to Hilton stockholders	$123	$34

Earnings per share
Basic and diluted	$0.12	$0.03

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$124	$38
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $36 and $(124)	28	(163)
Pension liability adjustment, net of tax of $— and $(2)	1	4
Cash flow hedge adjustment, net of tax of $2 and $—	(3)	—
Total other comprehensive income (loss)	26	(159)

Comprehensive income (loss)	150	(121)
Comprehensive loss (income) attributable to noncontrolling interests	1	(14)
Comprehensive income (loss) attributable to Hilton stockholders	$151	$(135)

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating Activities
Net income	$124	$38
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153	160
Equity in earnings from unconsolidated affiliates	(4)	(1)
Loss (gain) on foreign currency transactions	(14)	43
Other gain, net	(3)	(7)
Share-based compensation	19	2
Distributions from unconsolidated affiliates	2	7
Deferred income taxes	(52)	7
Change in restricted cash and cash equivalents	(11)	(26)
Working capital changes and other	(67)	(51)
Net cash provided by operating activities	147	172

Investing Activities
Capital expenditures for property and equipment	(43)	(57)
Payments received on other financing receivables	1	—
Issuance of other financing receivables	(1)	(7)
Investments in affiliates	(2)	(1)
Distributions from unconsolidated affiliates	3	13
Contract acquisition costs	(16)	(1)
Software capitalization costs	(15)	(11)
Net cash used in investing activities	(73)	(64)

Financing Activities
Borrowings	—	32
Repayment of debt	(219)	(134)
Debt issuance costs	(2)	—
Change in restricted cash and cash equivalents	(10)	26
Distributions to noncontrolling interests	(1)	(1)
Net cash used in financing activities	(232)	(77)

Effect of exchange rate changes on cash and cash equivalents	(1)	(9)
Net increase (decrease) in cash and cash equivalents	(159)	22
Cash and cash equivalents, beginning of period	594	755

Cash and cash equivalents, end of period	$435	$777

Supplemental Disclosures
Cash paid during the year:
Interest	$97	$132
Income taxes, net of refunds	$22	$16

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock					Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2013	985	$10	$9,948	$(5,331)	$(264)	$(87)	$4,276
Net income	—	—	—	123	—	1	124
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	30	(2)	28
Pension liability adjustment	—	—	—	—	1	—	1
Cash flow hedge adjustment	—	—	—	—	(3)	—	(3)
Other comprehensive income (loss)	—	—	—	—	28	(2)	26
Share-based compensation	—	—	22	—	—	—	22
Distributions	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2014	985	$10	$9,970	$(5,208)	$(236)	$(89)	$4,447

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock					Noncontrolling Interests
	Shares(1)	Amount					Total
Balance as of December 31, 2012	921	$1	$8,452	$(5,746)	$(406)	$(146)	$2,155
Net income	—	—	—	34	—	4	38
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(173)	10	(163)
Pension liability adjustment	—	—	—	—	4	—	4
Other comprehensive income (loss)	—	—	—	—	(169)	10	(159)
Distributions	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2013	921	$1	$8,452	$(5,712)	$(575)	$(133)	$2,033
____________

(1)	Shares of common stock outstanding have been adjusted for a stock split which occurred in December 2013.

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. ("Hilton" together with its subsidiaries, "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world based upon the number of hotel rooms and timeshare units under our 10 distinct brands. We are engaged in owning, leasing, managing, developing and franchising hotels, resorts and timeshare properties. As of March 31, 2014, we owned, leased, managed or franchised 4,112 hotel and resort properties, totaling 680,117 rooms in 92 countries and territories, as well as 43 timeshare properties comprising 6,673 units.

In December 2013, we completed a 9,205,128-for-1 stock split on issued and outstanding shares, which is reflected in all share and per share data presented in our condensed consolidated financial statements and accompanying notes. Affiliates of The Blackstone Group L.P. ("Blackstone" or "our Sponsor") beneficially owned approximately 76.4 percent of our common stock outstanding as of March 31, 2014.

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Interim results are not necessarily indicative of full year performance.

In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. All material intercompany transactions have been eliminated in consolidation.

Note 2: Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11 ("ASU 2013-11"), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists in the applicable jurisdiction to settle any additional income taxes that would result from disallowance of the tax position. The provisions of ASU 2013-11 were effective, prospectively, for reporting periods beginning after December 15, 2013. As a result of our adoption of this ASU on January 1, 2014, $108 million of unrecognized tax benefits were reclassified against deferred income tax assets.

In March 2013, the FASB issued ASU No. 2013-05 ("ASU 2013-05"), Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU clarifies when a cumulative translation adjustment should be released to net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate) within a foreign entity. The provisions of ASU 2013-05 were effective, prospectively, for reporting periods beginning after December 15, 2013. The adoption did not have a material effect on our condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In April 2014, the FASB issued ASU No. 2014-08 ("ASU 2014-08"), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU amends guidance on reporting discontinued operations only if the disposal of a component of an entity or group of components of an entity represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The provisions of ASU 2014-08 should be applied prospectively for all disposals of components of an entity and for all businesses that, on acquisition, are classified as held for sale that occurred within annual periods beginning on or after December 15, 2014, and interim periods within. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04 ("ASU 2014-04"), Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies when an in substance repossession or foreclosure occurs and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, as well as additional required disclosures. The provisions of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

Note 3: Property and Equipment

Property and equipment were as follows:

	March 31,	December 31,
	2014	2013
	(in millions)
Land	$4,098	$4,098
Buildings and leasehold improvements	5,530	5,511
Furniture and equipment	1,176	1,172
Construction-in-progress	92	67
	10,896	10,848
Accumulated depreciation and amortization	(1,865)	(1,790)
	$9,031	$9,058

Depreciation and amortization expense on property and equipment, including amortization of assets recorded under capital leases, was $77 million and $89 million during the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 and December 31, 2013, property and equipment included approximately $129 million and $130 million, respectively, of capital lease assets primarily consisting of buildings and leasehold improvements, net of $62 million and $59 million, respectively, of accumulated depreciation and amortization.

Note 4: Financing Receivables

Financing receivables were as follows:

	March 31, 2014
	Securitized Timeshare	Unsecuritized Timeshare	Other	Total
	(in millions)
Financing receivables	$194	$659	$43	$896
Less: allowance	(10)	(67)	(1)	(78)
	184	592	42	818

Current portion of financing receivables	28	104	—	132
Less: allowance	(2)	(11)	—	(13)
	26	93	—	119

Total financing receivables	$210	$685	$42	$937

	December 31, 2013
	Securitized Timeshare	Unsecuritized Timeshare	Other	Total
	(in millions)
Financing receivables	$205	$654	$49	$908
Less: allowance	(11)	(67)	(1)	(79)
	194	587	48	829

Current portion of financing receivables	29	106	—	135
Less: allowance	(2)	(12)	—	(14)
	27	94	—	121

Total financing receivables	$221	$681	$48	$950

Timeshare Financing Receivables

As of March 31, 2014, we had 52,723 timeshare financing receivables with interest rates ranging from zero percent to 20.50 percent, a weighted average interest rate of 12.19 percent, a weighted average remaining term of 7.5 years and maturities through 2025. As of March 31, 2014 and December 31, 2013, we had ceased accruing interest on timeshare financing receivables with aggregate principal balances of $31 million and $32 million, respectively.

In August 2013, we completed a securitization of approximately $255 million of gross timeshare financing receivables and issued $250 million in aggregate principal amount of 2.28 percent notes that mature in January 2026 ("Securitized Timeshare Debt").

In May 2013, we entered into a revolving non-recourse timeshare financing receivables credit facility ("Timeshare Facility") that is secured by certain of our timeshare financing receivables. As of March 31, 2014 and December 31, 2013, we had $491 million and $492 million, respectively, of gross timeshare financing receivables secured under our Timeshare Facility.

The changes in our allowance for uncollectible timeshare financing receivables were as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Beginning balance	$92	$93
Write-offs	(8)	(6)
Provision for uncollectibles on sales	6	7
Ending balance	$90	$94

Our timeshare financing receivables as of March 31, 2014 mature as follows:

	Securitized Timeshare	Unsecuritized Timeshare
Year	(in millions)
2014 (remaining)	$21	$82
2015	28	88
2016	29	91
2017	30	94
2018	30	91
Thereafter	84	317
	222	763
Less: allowance	(12)	(78)
	$210	$685

The following table details an aged analysis of our gross timeshare financing receivables balance:

	March 31,	December 31,
	2014	2013
	(in millions)
Current	$940	$948
30 - 89 days past due	14	14
90 - 119 days past due	3	4
120 days and greater past due	28	28
	$985	$994

Note 5: Investments in Affiliates

Investments in affiliates were as follows:

	March 31,	December 31,
	2014	2013
	(in millions)
Equity investments	$248	$245
Other investments	16	15
	$264	$260

We maintain investments in affiliates accounted for under the equity method, which are primarily investments in entities that owned or leased 29 and 30 hotels as of March 31, 2014 and December 31, 2013, respectively. In March 2014, we sold our investment in one hotel and recorded a gain of $3 million during the three months ended March 31, 2014, which was included in other gain, net in our condensed consolidated statement of operations.

The equity investments had total debt of approximately $1.0 billion and $1.1 billion as of March 31, 2014 and December 31, 2013, respectively. Substantially all of the debt is secured solely by the affiliates' assets or is guaranteed by other partners without recourse to us. We were the creditor on $17 million of debt from unconsolidated affiliates as of March 31, 2014 and December 31, 2013, which was included in financing receivables, net in our condensed consolidated balance sheets.

Note 6: Consolidated Variable Interest Entities

As of March 31, 2014 and December 31, 2013, we consolidated four variable interest entities ("VIEs"). During the three months ended March 31, 2014 and 2013, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Two of these VIEs lease hotels from unconsolidated affiliates in Japan. We hold a significant ownership interest in these VIEs and have the power to direct the activities that most significantly affect their economic performance. Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised $40 million and $42 million of cash and cash equivalents, $27 million and $26 million of property and equipment, net, and $288 million and $284 million of non-recourse debt as of March 31, 2014 and December 31, 2013, respectively. The assets of these entities are only available to settle the obligations of these entities. Interest expense related to the non-recourse debt of these two consolidated VIEs was $5 million and $8 million during the three months ended March 31, 2014 and 2013, respectively, and was included in interest expense in our condensed consolidated statements of operations.

In February 2013, one of our consolidated VIEs in Japan signed a Memorandum of Understanding to restructure the terms of its capital lease. The effect of the capital lease restructuring was recognized during the three months ended March 31, 2013, resulting in a reduction in property and equipment, net of $44 million and a reduction in non-recourse debt of $48 million. This transaction was considered a non-cash investing and financing activity and was excluded from our condensed consolidated statement of cash flows.

In August 2013, we formed a VIE to issue our Securitized Timeshare Debt. We are the primary beneficiary of this VIE as we have the power to direct the activities that most significantly affect the VIE’s economic performance, the obligation to absorb losses and the right to receive benefits that are significant to the VIE. As of March 31, 2014 and December 31, 2013, our condensed consolidated balance sheets included the assets and liabilities of this entity, which primarily comprised $8 million of restricted cash and cash equivalents, $210 million and $221 million of securitized financing receivables, net and $209 million and $222 million of non-recourse debt, respectively. Our condensed consolidated statement of operations included interest income of $7 million, included in timeshare revenue, and interest expense of $1 million, included in interest expense, for the three months ended March 31, 2014, related to this VIE. See Note 4: "Financing Receivables" and Note 7: "Debt" for additional details.

We have an additional consolidated VIE that owns one hotel that was immaterial to our condensed consolidated financial statements.

Note 7: Debt

Long-term Debt

Long-term debt balances, including obligations for capital leases, and associated interest rates were as follows:

	March 31,	December 31,
	2014	2013
	(in millions)
Senior secured term loan facility with a rate of 3.50%, due 2020	$5,800	$6,000
Senior notes with a rate of 5.625%, due 2021	1,500	1,500
Commercial mortgage-backed securities loan with an average rate of 4.05%, due 2018(1)	3,500	3,500
Mortgage loan with a rate of 2.30%, due 2018	525	525
Mortgage notes with an average rate of 6.15%, due 2016	132	133
Other unsecured notes with a rate of 7.50%, due 2017	53	53
Capital lease obligations with an average rate of 5.88%, due 2015 to 2097	72	73
	11,582	11,784
Less: current maturities of long-term debt	(3)	(4)
Less: unamortized discount on senior secured term loan facility	(28)	(29)
	$11,551	$11,751
____________

(1)	The initial maturity date of the variable-rate component of this borrowing is November 1, 2015. We assumed all extensions, which are solely at our option, were exercised.

During the three months ended March 31, 2014, we made voluntary prepayments of $200 million on our senior secured term loan facility (the "Term Loans").

As of March 31, 2014, we had $46 million of letters of credit outstanding under our $1.0 billion senior secured revolving credit facility (the "Revolving Credit Facility"), and a borrowing capacity of $954 million.

Under our commercial mortgage-backed securities loan secured by 23 of our U.S. owned real estate assets (the "CMBS Loan"), we are required to deposit with the lender certain cash reserves for restricted uses. As of March 31, 2014 and December 31, 2013, our condensed consolidated balance sheets included $32 million and $29 million, respectively, of restricted cash and cash equivalents related to the CMBS Loan.

Non-recourse Debt

Non-recourse debt, including obligations for capital leases, and associated interest rates were as follows:

	March 31,	December 31,
	2014	2013
	(in millions)
Capital lease obligations of consolidated VIEs with a rate of 6.34%, due 2018 to 2026	$260	$255
Non-recourse debt of consolidated VIEs with an average rate of 3.33%, due 2015 to 2018(1)	40	41
Timeshare Facility with a rate of 1.45%, due 2016	450	450
Securitized Timeshare Debt with a rate of 2.28%, due 2026	209	222
	959	968
Less: current maturities of non-recourse debt	(41)	(48)
	$918	$920
____________

(1)	Excludes the non-recourse debt of our VIE that issued the Securitized Timeshare Debt, as this is presented separately.

We are required to deposit payments received from customers on the pledged timeshare financing receivables and securitized timeshare financing receivables related to the Timeshare Facility and Securitized Timeshare Debt, respectively, into a depository account maintained by a third party. The balance in the depository account, totaling $22 million and $20 million as of March 31, 2014 and December 31, 2013, respectively, was included in restricted cash and cash equivalents in our condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our long-term debt and non-recourse debt as of March 31, 2014 were as follows:

Year	(in millions)
2014 (remaining)	$34
2015	69
2016	622
2017	96
2018(1)	4,068
Thereafter	7,652
$12,541
____________

(1)	The CMBS Loan has three one-year extensions, solely at our option, that effectively extend maturity to November 1, 2018. We assumed all extensions for purposes of calculating maturity dates.

Note 8: Derivative Instruments and Hedging Activities

During the three months ended March 31, 2014 and 2013, derivatives were used to hedge the interest rate risk associated with variable-rate debt. Certain of our loan agreements require us to hedge interest rate risk using derivative instruments.

Cash Flow Hedges

As of March 31, 2014, we held four interest rate swaps with an aggregate notional amount of $1.45 billion, which swap three-month LIBOR on the Term Loans to a fixed rate of 1.87 percent and expire in October 2018. We elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

Non-designated Hedges

As of March 31, 2014, we held one interest rate cap in the notional amount of $875 million, for the variable-rate component of the CMBS Loan, that expires in November 2015 and caps one-month LIBOR at 6.0 percent. We did not elect to designate this interest rate cap as a hedging instrument.

As of March 31, 2014, we also held one interest rate cap in the notional amount of $525 million that expires in November 2015 and caps one-month LIBOR on a mortgage loan secured by one property at 4.0 percent. We did not elect to designate this interest rate cap as a hedging instrument.

As of March 31, 2013, we held ten interest rate caps with an aggregate notional amount of $15.2 billion, which matured in November 2013. We did not elect to designate any of these ten interest rate caps as effective hedging instruments.

Fair Value of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated balance sheets were as follows:

	March 31, 2014		December 31, 2013
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
		(in millions)		(in millions)
Cash Flow Hedges:
Interest rate swaps	Other assets	$5	Other assets	$10

Non-designated Hedges:
Interest rate caps	Other assets	—	Other assets	—

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) before any effect for income taxes were as follows:

		Three Months Ended March 31,
	Classification of Loss Recognized	2014	2013
		(in millions)
Cash Flow Hedges:
Interest rate swaps(1)	Other comprehensive loss	$(5)	$—

Non-designated Hedges:
Interest rate caps	Other gain, net	—	—
____________

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three months ended March 31, 2014.

Note 9: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities, including related current portions, were as follows:

	March 31, 2014
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$189	$—	$189	$—
Restricted cash equivalents	100	—	100	—
Timeshare financing receivables	985	—	—	988
Interest rate swaps	5	—	5	—
Liabilities:
Long-term debt(1)	11,482	58	1,605	10,121
Non-recourse debt(2)	659	—	—	659

	December 31, 2013
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$309	$—	$309	$—
Restricted cash equivalents	107	—	107	—
Timeshare financing receivables	994	—	—	996
Interest rate swaps	10	—	10	—
Liabilities:
Long-term debt(1)	11,682	57	1,560	10,358
Non-recourse debt(2)	672	—	—	670
____________

(1)	Excludes capital lease obligations with a carrying value of $72 million and $73 million as of March 31, 2014 and December 31, 2013, respectively.

(2)	Represents the Securitized Timeshare Debt and the Timeshare Facility.

We believe the carrying amounts of our current financial assets and liabilities and other financing receivables approximated fair value as of March 31, 2014 and December 31, 2013. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values. Proper classification of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

Cash equivalents and restricted cash equivalents primarily consisted of short-term interest-bearing money market funds with maturities of less than 90 days, time deposits and commercial paper. The estimated fair values were based on available market pricing information of similar financial instruments.

The estimated fair values of our timeshare financing receivables were based on the expected future cash flows discounted at risk-adjusted rates. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value. An increase in the discount rates would result in a decrease in the fair values.

We measure our interest rate swaps at fair value which were estimated using an income approach. The primary inputs into our fair value estimate include interest rates and yield curves based on observable market inputs of similar instruments.

The estimated fair values of our Level 1 long-term debt were based on prices in active debt markets. The estimated fair values of our Level 2 long-term debt were based on bid prices in a non-active debt market. The estimated fair values of our Level 3 fixed-rate long-term debt were estimated based on the expected future cash flows discounted at risk-adjusted rates. The primary sensitivity in these estimates is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value. An increase in the discount rates would result in a decrease in the fair values. The carrying amounts of our Level 3 variable-rate long-term debt and non-recourse debt approximated fair value as the interest rates under the loan agreements approximated current market rates. The estimated fair values of our Level 3 fixed-rate non-recourse debt were primarily based on indicative quotes received for similar issuances.

No financial or nonfinancial assets were measured at fair value on a nonrecurring basis during the three months ended March 31, 2014 or 2013.

Note 10: Income Taxes

At the end of each interim period, we estimate the effective tax rate expected to be applied for the full fiscal year. The effective income tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, foreign, state and local income taxes and reflects income tax expense or benefit resulting from our significant operations outside of the U.S.

Our total unrecognized tax benefits as of March 31, 2014 and December 31, 2013 were $442 million and $435 million, respectively. As a result of the expected resolution of examination issues with federal, state and foreign tax authorities, we believe it is reasonably possible that during the next 12 months the amount of unrecognized tax benefits will decrease up to $4 million. Included in the balance of unrecognized tax benefits as of March 31, 2014 and December 31, 2013 were $346 million and $340 million, respectively, associated with positions that, if favorably resolved, would provide a benefit to our effective tax rate. The increase in unrecognized tax benefits for the quarter is primarily the result of tax law changes enacted in New York.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We have accrued balances of approximately $47 million and $45 million for the payment of interest and penalties as of March 31, 2014 and December 31, 2013, respectively.

Effective January 1, 2014 we adopted new regulations issued by the Internal Revenue Service ("IRS") regarding the deduction and capitalization of amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property. Certain portions of the regulations required an accounting method change on a retroactive basis, requiring an adjustment related to deferred taxes. As a result of this accounting method change we reclassified $33 million out of deferred tax assets into current taxes receivable.

We file income tax returns, including returns for our subsidiaries, with federal, state and foreign jurisdictions. We are under regular and recurring audit by the IRS on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. We are no longer subject to U.S. federal income tax examination for years through 2004. As of March 31, 2014, we remain subject to federal examinations from 2005-2012, state examinations from 1999-2012 and foreign examinations of our income tax returns for the years 1996 through 2012. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return; however, the state impact of any federal tax return changes remains subject to examination by various states for a period generally of up to one year after formal notification to the states. The statute of limitations for the foreign jurisdictions generally ranges from three to ten years after filing the respective tax return.

Note 11: Employee Benefit Plans

We sponsor multiple domestic and international employee benefit plans. Benefits are based upon years of service and compensation.

We have a noncontributory retirement plan in the U.S. (the "Domestic Plan"), which covers certain employees not earning union benefits. This plan was frozen for participant benefit accruals in 1996. We also have multiple employee benefit plans that cover many of our international employees. These include a plan that covers workers in the United Kingdom (the "U.K. Plan"), which was frozen to further accruals in November 2013, and a number of smaller plans that cover workers in various other countries around the world (the "International Plans").

The components of net periodic pension cost (credit) for the Domestic Plan, U.K. Plan and International Plans were as follows:

	Three Months Ended March 31,
	2014			2013
	Domestic Plan	U.K. Plan	International Plans	Domestic Plan	U.K. Plan	International Plans
	(in millions)
Service cost	$2	$—	$1	$1	$1	$1
Interest cost	4	5	1	4	4	1
Expected return on plan assets	(4)	(6)	(1)	(4)	(5)	(1)
Amortization of prior service cost (credit)	1	—	—	1	(1)	—
Amortization of net loss	—	—	—	1	1	—
Settlement losses	—	—	—	—	—	1
Net periodic pension cost (credit)	$3	$(1)	$1	$3	$—	$2

We have an outstanding bond of $76 million under a class action lawsuit against Hilton and the Domestic Plan to support potential future plan contributions from us. We funded an account, which is classified as restricted cash and cash equivalents in our condensed consolidated balance sheets, to support this requirement. If the U.S. District Court for the District of Columbia approves of our compliance with the findings from the class action lawsuit, then the bond may be released in 2014.

In May 2011, we, along with the trustees for the U.K. Plan, reached an agreement on the funded status and security for the U.K. Plan. This agreement resulted in a guarantee denominated in British Pound Sterling of 15 million (equivalent to $25 million as of March 31, 2014) from us to the U.K. Plan.

Note 12: Share-Based Compensation

2013 Omnibus Incentive Plan

In February 2014, we issued time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options") and performance-vesting restricted stock units ("performance shares") under the 2013 Omnibus Incentive Plan.

We recorded share-based compensation expense for awards granted under the 2013 Omnibus Incentive Plan of $11 million during the three months ended March 31, 2014, which includes amounts reimbursed by hotel owners. As of March 31, 2014, unrecognized compensation costs for unvested awards was approximately $174 million, which is expected to be recognized over a weighted-average period of 2.4 years on a straight-line basis.

As of March 31, 2014, there were 72,314,544 shares of common stock available for future issuance under the 2013 Omnibus Incentive Plan.

Restricted Stock Units

During the three months ended March 31, 2014, we issued 7,066,153 RSUs with a grant-date fair value of $21.53. The RSUs vest in annual installments over two or three years from the date of grant, subject to the individual’s continued employment through the applicable vesting date. Vested RSUs generally will be settled for our common stock, with the exception of certain awards that will be settled in cash.

Stock Options

During the three months ended March 31, 2014, we issued 1,003,591 options with an exercise price of $21.53. As of March 31, 2014, no options were exercisable. The options vest over three years in equal installments from the date of grant, subject to the individual’s continued employment through the applicable vesting date, and will terminate 10 years from the date of grant or earlier if the individual’s service terminates. The exercise price is equal to the closing price of the Company’s common stock on the date of grant.

The grant date fair value of each of these option grants was $7.58, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility(1)	33.00%
Dividend yield(2)	—%
Risk-free rate(3)	1.85%
Expected term (in years)(4)	6.0
____________

(1)
Due to limited trading history for our common stock, we did not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of our share price. As a result, we used an average historical volatility of our peer group over a time period consistent with our expected term assumption. Our peer group was determined based upon companies in our industry with similar business models and is consistent with those used to benchmark our executive compensation.

(2)	We have no foreseeable plans to pay dividends during the expected term of these options.

(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.

(4)	Estimated using the average of the vesting periods and the contractual term of the options.

Performance Shares

During the three months ended March 31, 2014, we issued 1,078,908 performance shares. The performance shares are settled at the end of the three-year performance period with 50 percent of the shares subject to achievement based on a measure of (1) the Company’s total shareholder return relative to the total shareholder returns of members of a peer company group ("relative shareholder return") and the other 50 percent of the shares subject to achievement based on (2) the Company’s earnings before interest expense, taxes and depreciation and amortization ("EBITDA") compound annual growth rate ("EBITDA CAGR"). The total number of performance shares that vest based on each performance measure (relative shareholder return and EBITDA CAGR) is based on an achievement factor which, in each case, ranges from a zero to 200 percent payout.

The grant date fair value of each of the performance shares based on relative shareholder return was $23.56, which was determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	30.00%
Dividend yield(2)	—%
Risk-free rate(3)	0.70%
Expected term (in years)(4)	2.8
____________

(1)
Due to limited trading history for our common stock, we did not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of our share price. As a result, we used an average historical volatility of our peer group over a time period consistent with our expected term assumption. Our peer group was determined based upon companies in our industry with similar business models and is consistent with those used to benchmark our executive compensation.

(2)	We have no foreseeable plans to pay dividends during the expected term of these performance shares.

(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.

(4)	Midpoint of the 30-calendar day period preceding the end of the performance period.

The grant-date fair value of each of the performance shares based on our EBITDA CAGR was $21.53. For these shares, we determined that the performance condition is probable of achievement and during the three months ended March 31, 2014, recognized compensation expense at the target amount of 100 percent.

As of March 31, 2014, 1,078,908 performance shares were outstanding with a remaining life of 2.8 years.

Promote Plan

Prior to December 2013, certain members of our senior management team participated in an executive compensation plan ("the Promote plan"). Equity awards under the Promote plan were exchanged for restricted shares of common stock in connection with our initial public offering and vest as follows: (1) 40 percent vested immediately; (2) 40 percent of each award will vest on December 11, 2014, contingent upon employment through that date; and (3) 20 percent of each award will vest on the date that our Sponsor and its affiliates cease to own 50 percent or more of the shares of the Company, contingent on employment through that date.

During the three months ended March 31, 2014, the vesting conditions of these restricted shares of common stock for certain participants were modified such that the remaining 60 percent of each participant's award will vest in June 2014. As a result of this modification, we recorded incremental compensation expense of $7 million. During the three months ended

March 31, 2014, total compensation expense under the Promote plan was $13 million and unrecognized compensation expense as of March 31, 2014 was $84 million, $16 million of which is expected to be recognized through December 2014 and $68 million of which is subject to the achievement of a performance condition. No expense was recognized for the portion of the awards that are subject to the achievement of a performance condition in the form of a liquidity event, since such an event was not probable as of March 31, 2014.

We recorded compensation expense related to the Promote plan of $2 million during the three months ended March 31, 2013.

Cash-based Long-term Incentive Plan

In February 2014, we terminated a cash-based, long-term incentive plan and reversed the associated accruals resulting in a reduction of compensation expense of approximately $25 million for the three months ended March 31, 2014.

Note 13: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended March 31,
	2014	2013
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$123	$34
Denominator:
Weighted average shares outstanding	985	921
Basic EPS	$0.12	$0.03

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$123	$34
Denominator:
Weighted average shares outstanding	985	921
Diluted EPS	$0.12	$0.03

Less than 1 million options were excluded from the computation of diluted EPS for the three months ended March 31, 2014 because their effect would have been anti-dilutive under the treasury stock method.

Note 14: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2013	$(136)	$(134)	$6	$(264)

Other comprehensive income (loss) before reclassifications	30	—	(3)	27
Amounts reclassified from accumulated other comprehensive loss	—	1	—	1
Net current period other comprehensive income (loss)	30	1	(3)	28

Balance as of March 31, 2014	$(106)	$(133)	$3	$(236)

	Currency Translation Adjustment	Pension Liability Adjustment	Total
	(in millions)
Balance as of December 31, 2012	$(212)	$(194)	$(406)

Other comprehensive income (loss) before reclassifications	(173)	3	(170)
Amounts reclassified from accumulated other comprehensive loss	—	1	1
Net current period other comprehensive income (loss)	(173)	4	(169)

Balance as of March 31, 2013	$(385)	$(190)	$(575)

The following table presents additional information about reclassifications out of accumulated other comprehensive loss:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Pension liability adjustment:
Amortization of prior service cost(1)	$(1)	$—
Amortization of net loss(1)	—	(2)
Tax benefit(2)	—	1
Total pension liability adjustment reclassifications for the period, net of taxes	(1)	(1)
Total reclassifications for the period, net of tax	$(1)	$(1)
____________

(1)
Reclassified out of accumulated other comprehensive loss to general, administrative and other in the condensed consolidated statements of operations. These amounts were included in the computation of net periodic pension cost. See Note 11: "Employee Benefit Plans" for additional information. Amounts in parentheses indicate a loss in our condensed consolidated statements of operations.

(2)	Reclassified out of accumulated other comprehensive loss to income tax expense in our condensed consolidated statements of operations.

Note 15: Business Segments

We are a diversified hospitality company with operations organized in three distinct operating segments: ownership, management and franchise and timeshare. Each segment is managed separately because of its distinct economic characteristics.

The ownership segment includes all hotels that we wholly own or lease, as well as consolidated non-wholly owned entities and consolidated VIEs. As of March 31, 2014, this segment included 118 wholly owned and leased hotels and resorts, three non-wholly owned hotel properties and three hotels of consolidated VIEs. While we do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment revenues, we manage these investments in our ownership segment. Our unconsolidated affiliates are primarily investments in entities that owned or leased 29 hotels and a management company as of March 31, 2014.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us under one of our proprietary brand names of our brand portfolio. As of March 31, 2014, this segment included 508 managed hotels and 3,450 franchised hotels. This segment also earns fees for managing properties in our ownership and timeshare segments.

The timeshare segment includes the development of vacation ownership clubs and resorts, marketing and selling of timeshare intervals, providing timeshare customer financing and resort operations. This segment also provides assistance to third-party developers in selling their timeshare inventory. As of March 31, 2014, this segment included 43 timeshare properties.

Corporate and other represents revenues and related operating expenses generated by the incidental support of hotel operations for owned, leased, managed and franchised hotels and other rental income, as well as corporate assets and related expenditures.

The performance of our operating segments is evaluated primarily based on Adjusted EBITDA, which should not be considered an alternative to net income (loss) or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. EBITDA, presented herein, is a non-GAAP financial measure that reflects net income attributable to Hilton stockholders, excluding interest expense, a provision for income taxes and depreciation and amortization. We define Adjusted

EBITDA as EBITDA, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses; (v) furniture, fixtures and equipment ("FF&E") replacement reserves required under certain lease agreements; (vi) reorganization costs; (vii) share-based and certain other compensation expenses prior to and in connection with our initial public offering; (viii) severance, relocation and other expenses; and (ix) other items.

The following table presents revenues and Adjusted EBITDA for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended
	March 31,
	2014	2013
	(in millions)
Revenues
Ownership(1)(4)	$952	$920
Management and franchise(2)	331	282
Timeshare	279	246
Segment revenues	1,562	1,448
Other revenues from managed and franchised properties	827	841
Other revenues(3)	21	15
Intersegment fees elimination(1)(2)(3)(4)	(47)	(41)
Total revenues	$2,363	$2,263

Adjusted EBITDA
Ownership(1)(2)(3)(4)(5)	$179	$174
Management and franchise(2)	331	282
Timeshare(1)(2)	85	59
Corporate and other(3)(4)	(51)	(68)
Adjusted EBITDA	$544	$447
____________

(1)
Includes charges to timeshare operations for rental fees and fees for other amenities, which were eliminated in our condensed consolidated financial statements. These charges totaled $6 million and $5 million for the three months ended March 31, 2014 and 2013, respectively. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the ownership segment and a cost to timeshare Adjusted EBITDA.

(2)
Includes management, royalty and intellectual property fees of $27 million and $21 million for the three months ended March 31, 2014 and 2013, respectively. These fees are charged to consolidated owned and leased properties and were eliminated in our condensed consolidated financial statements. Also includes a licensing fee of $11 million and $12 million for the three months ended March 31, 2014 and 2013, respectively, which is charged to our timeshare segment by our management and franchise segment and is eliminated in our condensed consolidated financial statements. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the management and franchise segment and a cost to ownership Adjusted EBITDA and timeshare Adjusted EBITDA.

(3)
Includes charges to consolidated owned and leased properties for services provided by our wholly owned laundry business of $2 million for each of the three months ended March 31, 2014 and 2013. These charges were eliminated in our condensed consolidated financial statements.

(4)	Includes other intercompany charges of $1 million for the three months ended March 31, 2014 and 2013.

(5)	Includes unconsolidated affiliate Adjusted EBITDA.

The following table provides a reconciliation of Adjusted EBITDA to EBITDA and EBITDA to net income attributable to Hilton stockholders:

	Three Months Ended
	March 31,
	2014	2013
	(in millions)
Adjusted EBITDA	$544	$447
Net income attributable to noncontrolling interests	(1)	(4)
Gain (loss) on foreign currency transactions	14	(43)
FF&E replacement reserve	(11)	(7)
Share-based compensation expense	(13)	(2)
Other gain, net	3	7
Other adjustment items	(13)	(11)
EBITDA	523	387
Interest expense	(153)	(143)
Interest expense included in equity in earnings from unconsolidated affiliates	(3)	(4)
Income tax expense	(83)	(38)
Depreciation and amortization	(153)	(160)
Depreciation and amortization included in equity in earnings from unconsolidated affiliates	(8)	(8)
Net income attributable to Hilton stockholders	$123	$34

The following table presents assets for our reportable segments, reconciled to consolidated amounts:

	March 31,	December 31,
	2014	2013
	(in millions)
Assets:
Ownership	$11,685	$11,936
Management and franchise	10,848	11,016
Timeshare	1,882	1,871
Corporate and other	1,978	1,739
	$26,393	$26,562

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended
	March 31,
	2014	2013
	(in millions)
Capital expenditures for property and equipment:
Ownership	$42	$53
Timeshare	—	1
Corporate and other	1	3
	$43	$57

Note 16: Commitments and Contingencies

As of March 31, 2014, we had outstanding guarantees of $27 million, with remaining terms ranging from seven months to nine years, for debt and other obligations of third parties. We have two letters of credit for a total of $27 million that have been pledged as collateral for two of these guarantees. Although we believe it is unlikely that material payments will be required under these guarantees or letters of credit, there can be no assurance that this will be the case.

We have also provided performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of March 31, 2014, we had six contracts containing performance guarantees, with expirations ranging from 2018 to 2030, and possible cash outlays totaling approximately $150 million. Our obligations under these guarantees in future periods are dependent on the operating performance levels of these hotels over the remaining terms of the performance guarantees. We do not have any letters of credit pledged as collateral against these guarantees. As of March 31, 2014 and December 31, 2013, we recorded current liabilities of approximately $9 million as of each date and non-current liabilities of approximately $49 million and $51 million, respectively, in our condensed consolidated balance sheets for obligations under our outstanding performance guarantees that are related to certain VIEs for which we are not the primary beneficiary.

As of March 31, 2014, we had outstanding commitments under third-party contracts of approximately $133 million for capital expenditures at certain owned and leased properties, including our consolidated VIEs. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We have entered into an agreement with a developer in Las Vegas, Nevada, whereby we have agreed to purchase residential units from the developer that we will convert to timeshare units to be marketed and sold under our Hilton Grand Vacations brand. Subject to certain conditions, we are required to purchase approximately $92 million of inventory ratably over a maximum period of four years, which is equivalent to purchases of approximately $6 million per quarter. We began purchasing inventory during the quarter ended March 31, 2013, and as of March 31, 2014, we had purchased $46 million of inventory under this agreement. As of March 31, 2014, our contractual obligations pursuant to this agreement for the remainder of 2014 and the years ended December 31, 2015 and 2016, respectively, were $18 million, $24 million and $4 million.

During 2010, an affiliate of our Sponsor settled a $75 million liability on our behalf in conjunction with a lawsuit settlement by entering into service contracts with the plaintiff. We recorded the portion settled by this affiliate as a capital contribution. Additionally, as part of the settlement, we entered into a guarantee with the plaintiff to pay any shortfall that this affiliate does not fund related to those service contracts up to the value of the settlement amount made by the affiliate. The remaining potential exposure under this guarantee as of March 31, 2014 was approximately $45 million. We have not accrued a liability for this guarantee as we believe the likelihood of any material funding to be remote.

We are involved in other litigation arising from the normal course of business, some of which includes claims for substantial sums. Accruals are recorded when the outcome is probable and can be reasonably estimated in accordance with applicable accounting requirements regarding accounting for contingencies. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2014 will not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

Note 17: Subsequent Events

HGV Grand Islander

In April 2014, we completed the sale of certain land and easement rights at the Hilton Hawaiian Village to Blackstone in connection with a timeshare project. In addition, Blackstone acquired the rights to the name, plans, designs, contracts and other documents related to the timeshare project. The total consideration received for this transaction was approximately $37 million. We also executed development management, sales and marketing and other agreements with Blackstone, for which we will receive fees in connection with services provided over the term of the respective agreements.

Debt Repayment

In May 2014, we made a voluntary prepayment of $100 million on our Term Loans.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Forward -Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

Our Business

Hilton is one of the largest and fastest growing hospitality companies in the world, with 4,155 hotels, resorts and timeshare properties comprising 686,790 rooms in 92 countries and territories. Our premier brand portfolio includes our luxury hotel brands, Waldorf Astoria Hotels & Resorts and Conrad Hotels & Resorts, our full-service hotel brands, Hilton Hotels & Resorts, DoubleTree by Hilton and Embassy Suites Hotels, our focused-service hotel brands, Hilton Garden Inn, Hampton Hotels, Homewood Suites by Hilton and Home2 Suites by Hilton, and our timeshare brand, Hilton Grand Vacations. More than 318,000 team members proudly serve in our properties and corporate offices around the world, and we have approximately 41 million members in our award-winning customer loyalty program, Hilton HHonors.

Segments and Regions

Management analyzes our operations and business by both operating segments and geographic regions. Our operations consist of three reportable segments that are based on similar products or services: management and franchise; ownership; and timeshare. The management and franchise segment provides services, which include hotel management and licensing of our brands to franchisees, as well as property management at timeshare properties. This segment generates its revenue from management and franchise fees charged to hotel owners, including our owned and leased hotels, and to homeowners' associations at timeshare properties. As a manager of hotels and timeshare resorts, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services. The ownership segment derives earnings from providing hotel room rentals, food and beverage sales and other services at our owned and leased hotels. The timeshare segment consists of multi-unit vacation ownership properties. This segment generates revenue by marketing and selling timeshare interests owned by Hilton and third parties, providing consumer financing and resort operations.

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

System Growth and Pipeline

As of March 31, 2014, approximately 77 percent of our system-wide hotel rooms were located in the U.S. We expect that the percentage of our hotel rooms outside the U.S. will continue to increase in future years as hotels in our pipeline open. To support our growth strategy, we continue to expand our development pipeline. As of March 31, 2014, we had a total of 1,165 hotels in our development pipeline, representing approximately 200,000 rooms under construction or approved for development throughout 76 countries and territories. As of March 31, 2014, over 101,000 rooms, representing approximately half of our development pipeline, were under construction. Of the approximately 200,000 rooms in the pipeline, 115,000 rooms, or more than half of the pipeline, were located outside the U.S. Over 99 percent of the rooms in the pipeline and under construction are within our management and franchise segment. We do not consider any development project relating to properties under our management and franchise segment to be material to us.

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

Additionally, in recent years we have entered into sales and marketing agreements to sell timeshare units on behalf of third-party developers. Our supply of third-party developed timeshare intervals was approximately 70,000, or 77 percent of our total supply, as of March 31, 2014.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. Of the 4,112 hotels in our system as of March 31, 2014, 3,626 were classified as comparable hotels. Our 486 non-comparable hotels included 24 properties, or less than one percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, business interruption, undergone large-scale capital projects or comparable results were not available.

Occupancy

Occupancy represents the total number of room nights sold divided by the total number of room nights available at a hotel or group of hotels. Occupancy measures the utilization of our hotels' available capacity. Management uses occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable Average Daily Rate ("ADR") levels as demand for hotel rooms increases or decreases.

Average Daily Rate

ADR represents hotel room revenue divided by total number of room nights sold in a given period. ADR measures average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. ADR is a commonly used performance measure in the industry, and we use ADR to assess pricing levels that we are able to generate by type of customer, as changes in rates have a different effect on overall revenues and incremental profitability than changes in occupancy, as described above.

Revenue per Available Room ("RevPAR")

We calculate RevPAR by dividing hotel room revenue by room nights available to guests for a given period. We consider RevPAR to be a meaningful indicator of our performance as it provides a metric correlated to two primary and key drivers of operations at our hotels: occupancy and ADR. RevPAR is also a useful indicator in measuring performance over comparable periods for comparable hotels.

References to RevPAR, ADR and occupancy are presented on a comparable basis and references to RevPAR and ADR are presented on a currency neutral basis (all periods use the same exchange rates), unless otherwise noted.

EBITDA and Adjusted EBITDA

For a discussion of our definition of EBITDA and Adjusted EBITDA, see Note 15: "Business Segments" in our unaudited condensed consolidated financial statements.

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

EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income (loss), cash flow or other methods of analyzing our results as reported under U.S. GAAP. Some of these limitations are:

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

Results of Operations
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013
During the three months ended March 31, 2014, we experienced occupancy increases in all segments of our business and we have been able to increase rates in market segments where demand has outpaced supply. The hotel operating statistics for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance
	March 31, 2014	2014 vs. 2013
Owned and leased hotels
Occupancy	72.6%	0.7%	pts.
ADR	$190.74	3.5%
RevPAR	$138.56	4.4%

Managed and franchised hotels
Occupancy	69.5%	2.0%	pts.
ADR	$133.63	3.7%
RevPAR	$92.92	6.8%

System-wide
Occupancy	69.8%	1.9%	pts.
ADR	$139.13	3.6%
RevPAR	$97.17	6.6%

The system-wide increase in RevPAR was led by our Asia Pacific region, which experienced an increase of 8.7 percent due to an increase in occupancy of 2.6 percentage points and an increase in ADR of 4.4 percent. In the Americas region, which includes the U.S., RevPAR increased 6.7 percent due to increased occupancy of 2.0 percentage points and increased ADR of 3.7 percent. Our European hotels experienced a RevPAR increase of 6.5 percent, due to increased occupancy of 2.5 percentage points and increased ADR of 2.4 percent. RevPAR at our hotels in the MEA region was relatively unchanged.

Revenues

	Three Months Ended March 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Owned and leased hotels	$945	$914	3.4
Management and franchise fees and other	312	262	19.1
Timeshare	279	246	13.4
	$1,536	$1,422	8.0

Revenues as presented in this section excludes other revenues from managed and franchised properties of $827 million and $841 million during the three months ended March 31, 2014 and 2013, respectively.

Owned and leased hotels

During the three months ended March 31, 2014, the overall improved performance at our owned and leased hotels primarily was a result of improvement in RevPAR of 4.4 percent at our comparable owned and leased hotels.

As of March 31, 2014, we had 35 consolidated owned and leased hotels located in the U.S., comprising 24,050 rooms. Revenues at our U.S. owned and leased hotels totaled $500 million and $471 million for the three months ended March 31, 2014 and 2013, respectively. The increase of $29 million, or 6.2 percent, was primarily the result of an increase in RevPAR at our U.S. comparable owned and leased hotels of 4.9 percent, which was due to an increase in ADR of 3.9 percent, while occupancy remained relatively flat. The overall increase in RevPAR at our U.S. comparable owned and leased hotels was from both group business and transient guests, with increases in RevPAR of 3.3 percent and 3.6 percent, respectively. In addition, food and beverage revenues increased 9.6 percent, primarily due to increased spending by group business.

As of March 31, 2014, we had 89 consolidated owned and leased hotels located outside of the U.S., comprising 25,810 rooms. Revenues from our international (non-U.S.) owned and leased hotels totaled $445 million and $443 million for the three months ended March 31, 2014 and 2013, respectively. The increase of $2 million, or 0.5 percent, included an unfavorable movement in foreign currency rates of $5 million. On a currency neutral basis, revenues from our international owned and leased hotels increased $7 million. This increase was primarily the result of an increase in RevPAR at our international comparable owned and leased hotels of 3.8 percent, which was primarily due to an increase in ADR of 2.8 percent, while occupancy remained relatively flat.

Management and franchise fees and other

Management and franchise fee revenue for the three months ended March 31, 2014 and 2013 totaled $293 million and $249 million, respectively. The increase of $44 million, or 17.7 percent, in our management and franchise fee business reflected increases in RevPAR of 6.9 percent and 6.8 percent at our comparable managed and franchised properties, respectively. The increases in RevPAR for managed and franchised hotels were the result of both increased occupancy and ADR.

The addition of new hotels to our managed and franchised system also contributed to the growth in revenue. From March 31, 2013 to March 31, 2014 we added 40 managed properties on a net basis, contributing an additional 11,597 rooms to our system, as well as 122 franchised properties on a net basis, providing an additional 16,819 rooms to our system. As new hotels are established in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods.

Other revenues for the three months ended March 31, 2014 and 2013 were $19 million and $13 million, respectively. The increase was primarily driven by an increase in revenues earned by our purchasing operations.

Timeshare

Timeshare revenue increased $33 million due to an increase of approximately $18 million in real estate sales generated primarily from the recognition of previously deferred revenues resulting from the completed construction and opening of one of our developed properties in 2014. Sales on projects developed by third-party developers increased approximately $5 million, which we expect to continue as we further develop our capital light timeshare business. There was also an increase of approximately $11 million in revenue from our resort operations due to increased transient rentals. Financing and other revenues remained relatively flat.

Operating Expenses

	Three Months Ended March 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Owned and leased hotels	$771	$743	3.8
Timeshare	177	170	4.1

Fluctuations in operating expenses at our owned and leased hotels can be attributed to various factors, including changes in occupancy levels, labor costs, utilities, taxes and insurance costs. The change in the number of occupied room nights directly affects certain variable expenses, which include payroll, supplies and other operating expenses.

U.S. owned and leased hotel expenses totaled $357 million and $343 million for the three months ended March 31, 2014 and 2013, respectively. The increase of $14 million, or 4.1 percent, was primarily due to an increase in labor and energy costs.

International owned and leased hotel expenses totaled $414 million and $400 million for the three months ended March 31, 2014 and 2013, respectively. The increase of $14 million, or 3.5 percent, included a favorable movement in foreign currency rates of $2 million. On a currency neutral basis, international owned and leased hotel expenses increased $16 million. The increase in currency neutral expenses was primarily due to a benefit of $11 million recognized as a reduction in rent expense during the three months ended March 31, 2013 relating to a termination payment received for one of our properties with a ground lease.

Timeshare expense increased $7 million primarily due to increases in sales and marketing expenses, resulting from the increase in sales volume from both our owned properties and third-party developed properties.

	Three Months Ended March 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Depreciation and amortization	$153	$160	(4.4)

Depreciation expense decreased $12 million primarily due to $10 million in accelerated depreciation as a result of a lease termination at one of our properties during the three months ended March 31, 2013. Amortization expense increased $5 million primarily due to increases in capitalized software costs placed in service after March 31, 2013.

	Three Months Ended March 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
General, administrative and other	$97	$97	—
General and administrative expenses consist of our corporate operations, compensation and related expenses, including share-based compensation, and other operating costs.

General and administrative expenses were $80 million and $84 million for the three months ended March 31, 2014 and 2013, respectively. The decrease of $4 million was primarily due to the reversal of accruals related to the termination of a cash-based, long-term incentive plan that was replaced with a share-based compensation plan in the first quarter of 2014 resulting in an $18 million reduction in general and administrative expense. This decrease was partially offset by share-based compensation expense of $5 million due to grants made under the 2013 Omnibus Incentive Plan and an increase of $11 million of compensation expense related to the Promote plan.

Other expenses for the three months ended March 31, 2014 and 2013 were $17 million and $13 million, respectively. The increase of $4 million was primarily due to our purchasing operations, which is in line with the increase in other revenues.

Non-operating Income and Expenses

	Three Months Ended March 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Interest expense	$153	$143	7.0
Interest expense increased $10 million primarily due to the amortization of debt issuance costs on debt entered into in October 2013.

	Three Months Ended March 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Equity in earnings from unconsolidated affiliates	$4	$1	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.
The $3 million increase in equity in earnings from unconsolidated affiliates was primarily due to improved performance of our unconsolidated affiliates.

	Three Months Ended March 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Gain (loss) on foreign currency transactions	$14	$(43)	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.
The net gain (loss) on foreign currency transactions primarily relates to changes in foreign currency rates relating to short-term cross-currency intercompany loans.

	Three Months Ended March 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Other gain, net	$3	$7	(57.1)

The other gain, net for the three months ended March 31, 2014 was primarily related to the pre-tax gain of $3 million resulting from the sale of our interest in an investment in affiliate accounted for under the equity method.

The other gain, net for the three months ended March 31, 2013 was primarily related to a capital lease restructuring by one of our consolidated VIEs during the period. The revised terms reduced the future minimum lease payments, resulting in a reduction of the capital lease obligation and a residual amount, which was recorded in other gain, net.

	Three Months Ended March 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Income tax expense	$83	$38	NM(1)
The increase in income tax expense was primarily the result of an increase in U.S. federal taxes as a result of higher taxable income.

Segment Results

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 15: "Business Segments" in our unaudited condensed consolidated financial statements. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income attributable to Hilton stockholders. For a discussion of how management uses EBITDA and Adjusted EBITDA to manage our business and material limitations on its usefulness, refer to "—Key Business and Financial Metrics Used by Management." The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts:

	Three Months Ended March 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Revenues
Ownership(1)(4)	$952	$920	3.5
Management and franchise(2)	331	282	17.4
Timeshare	279	246	13.4
Segment revenues	1,562	1,448	7.9
Other revenues from managed and franchised properties	827	841	(1.7)
Other revenues(3)	21	15	40.0
Intersegment fees elimination(1)(2)(3)(4)	(47)	(41)	14.6
Total revenues	$2,363	$2,263	4.4

Adjusted EBITDA
Ownership(1)(2)(3)(4)(5)	$179	$174	2.9
Management and franchise(2)	331	282	17.4
Timeshare(1)(2)	85	59	44.1
Corporate and other(3)(4)	(51)	(68)	(25.0)
Adjusted EBITDA	$544	$447	21.7
____________

(1)
Includes charges to timeshare operations for rental fees and fees for other amenities, which were eliminated in our condensed consolidated financial statements. These charges totaled $6 million and $5 million for the three months ended March 31, 2014 and 2013, respectively. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the ownership segment and a cost to timeshare Adjusted EBITDA.

(2)
Includes management, royalty and intellectual property fees of $27 million and $21 million for the three months ended March 31, 2014 and 2013, respectively. These fees are charged to consolidated owned and leased properties and were eliminated in our condensed consolidated financial statements. Also includes a licensing fee of $11 million and $12 million for the three months ended March 31, 2014 and 2013, respectively, which is charged to our timeshare segment by our management and franchise segment and is eliminated in our condensed consolidated financial statements. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the management and franchise segment and a cost to ownership Adjusted EBITDA and timeshare Adjusted EBITDA.

(3)
Includes charges to consolidated owned and leased properties for services provided by our wholly owned laundry business of $2 million for each of the three months ended March 31, 2014 and 2013. These charges were eliminated in our condensed consolidated financial statements.

(4)	Includes other intercompany charges of $1 million for the three months ended March 31, 2014 and 2013.

(5)	Includes unconsolidated affiliate Adjusted EBITDA.

Ownership

Ownership segment revenues increased $32 million primarily due to an improvement in RevPAR of 4.4 percent at our comparable owned and leased hotels. Our ownership segment's Adjusted EBITDA increased $5 million primarily as a result of the increase in ownership segment revenues, offset by the increase in owned and leased operating expenses of $28 million. Refer to "—Revenues—Owned and leased hotels" and "—Operating Expenses—Owned and leased hotels" for further discussion on the increase in revenues and operating expenses at our owned and leased hotels.

Management and franchise

Management and franchise segment revenues increased $49 million primarily as a result of increases in RevPAR of 6.9 percent and 6.8 percent at our comparable managed and franchised properties, respectively, and the net addition of hotels to our managed and franchised system. Refer to "—Revenues—Management and franchise and other" for further discussion on the increase in revenues from our managed and franchised properties. Our management and franchise segment's Adjusted EBITDA increased as a result of the increase in management and franchise segment revenues.

Timeshare

Our timeshare segment's Adjusted EBITDA increased $26 million as a result of the $33 million increase in timeshare revenue, offset by the $7 million increase in timeshare operating expense. Refer to "—Revenues—Timeshare" and "—Operating Expenses—Timeshare" for a discussion of the increases in revenues and operating expenses from our timeshare segment.

Supplemental Financial Data for Unrestricted U.S. Real Estate Subsidiaries

As of March 31, 2014, we owned a majority or controlling financial interest in 49 hotels, representing 27,173 rooms. Of these owned hotels, 24 hotels, including The Waldorf Astoria in New York, representing an aggregate of 20,035 rooms as of March 31, 2014, are owned by subsidiaries that we collectively refer to as our "Unrestricted U.S. Real Estate Subsidiaries." The properties held by our Unrestricted U.S. Real Estate Subsidiaries secure our $3.5 billion CMBS Loan and the $525 million Waldorf Astoria Loan and are not included in the collateral securing our senior secured credit facility. In addition, the Unrestricted U.S. Real Estate Subsidiaries are not subject to any of the restrictive covenants in the indenture that governs our $1.5 billion of 5.625% senior notes due in 2021 (the "Senior Notes"), which are unsecured.

We have included this supplemental financial data to comply with certain financial information requirements regarding our Unrestricted U.S. Real Estate Subsidiaries set forth in the indenture that governs our Senior Notes. For the three months ended March 31, 2014, the Unrestricted U.S. Real Estate Subsidiaries represented 19.5 percent of our total revenues, 13.0 percent of net income attributable to Hilton stockholders and 21.9 percent of our Adjusted EBITDA, and as of March 31, 2014, represented 32.7 percent of our total assets and 29.7 percent of our total liabilities.

The following table presents supplemental unaudited financial data, as required by the indenture that governs our Senior Notes, for our Unrestricted U.S. Real Estate Subsidiaries:

	Three Months Ended
	March 31,
	2014	2013
	(in millions)
Revenues	$460	$437
Net income attributable to Hilton stockholders	16	35
Capital expenditures for property and equipment	27	30
Adjusted EBITDA(1)	119	112
Cash provided by (used in):
Operating activities	53	59
Investing activities	(27)	(30)
Financing activities	(28)	(30)
____________

(1)
The following table provides a reconciliation of our Unrestricted U.S. Real Estate Subsidiaries' EBITDA and Adjusted EBITDA to net income attributable to Hilton stockholders, which we believe is the most closely comparable U.S. GAAP financial measure:

	Three Months Ended
	March 31,
	2014	2013
	(in millions)
Adjusted EBITDA	$119	$112
Other adjustment items	(1)	(1)
EBITDA	118	111
Interest expense(1)	(41)	—
Income tax expense	(11)	(25)
Depreciation and amortization	(50)	(51)
Net income attributable to Hilton stockholders	$16	$35
____________

(1)
Interest expense on the Unrestricted U.S. Real Estate Subsidiaries reflects $4,025 million of long-term debt securing these properties which was entered into in October 2013. Prior to October 2013, the Unrestricted U.S. Real Estate Subsidiaries did not have outstanding long-term debt for the period presented.

The following table presents supplemental unaudited financial data, as required by the indenture that governs our Senior Notes, for our Unrestricted U.S. Real Estate Subsidiaries:

	March 31,	December 31,
	2014	2013
	(in millions)
Assets	$8,637	$8,649
Liabilities	6,514	6,496

Liquidity and Capital Resources

Overview

As of March 31, 2014, we had total cash and cash equivalents of $722 million, including $287 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balances related to cash collateral on our self-insurance programs and escrowed cash from our timeshare operations.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, payroll and related benefits, legal costs, operating costs associated with the management of hotels, interest and scheduled principal payments on our outstanding indebtedness, contract acquisition costs and capital expenditures for renovations and maintenance at our owned hotels. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our owned and leased hotels, purchase commitments, costs associated with potential acquisitions and corporate capital expenditures.

During the three months ended March 31, 2014, we made voluntary prepayments of $200 million on our Term Loans.

We finance our business activities primarily with existing cash and cash generated from our operations. We believe that this cash will be adequate to meet anticipated requirements for operating expenses and other expenditures, including corporate expenses, payroll and related benefits, legal costs and purchase commitments for the foreseeable future. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments across all three of our business segments.

Sources and Uses Of Our Cash and Cash Equivalents

The following table summarizes our net cash flows and key metrics related to our liquidity:

	As of and for the three months ended March 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Net cash provided by operating activities	$147	$172	(14.5)
Net cash used in investing activities	(73)	(64)	14.1
Net cash used in financing activities	(232)	(77)	NM(1)
Working capital surplus(2)	309	386	(19.9)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

(2)	Total current assets less total current liabilities.

Our ratio of current assets to current liabilities was 1.16 and 1.11 as of March 31, 2014 and December 31, 2013, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from management and franchise revenues, operating income from our owned and leased hotels and resorts and sales of timeshare units.

The $25 million decrease in net cash provided by operating activities was primarily due to an increase of $16 million in cash used in working capital and other operating activities as a result of timing differences.

Investing Activities

The $9 million increase in net cash used in investing activities was primarily attributable to an increase in contract acquisition costs of $15 million and a decrease in distributions from unconsolidated affiliates of $10 million, primarily attributable to a cash distribution received from one unconsolidated affiliate during the three months ended March 31, 2013 representing a return of our investment. These were offset by a decrease in capital expenditures for property and equipment of $14 million.

For the three months ended March 31, 2014 and 2013, we capitalized labor costs relating to capital expenditures and software development, of $1 million and $2 million, respectively.

Financing Activities

The $155 million increase in net cash used in financing activities was primarily attributable to an increase in repayments of debt of $85 million due to an increase in unscheduled, voluntary debt repayments and a decrease in borrowings of $32 million.

Capital Expenditures

Our capital expenditures for property and equipment of $43 million and $57 million during the three months ended March 31, 2014 and 2013, respectively, primarily consisted of expenditures related to the renovation of existing owned and leased properties and our corporate facilities. Our software capitalization costs of $15 million and $11 million, respectively, related to various systems initiatives for the benefit of our hotel owners and our overall corporate operations. As of March 31, 2014, we had outstanding commitments under construction contracts of approximately $133 million for capital expenditures at certain owned and leased properties, including our consolidated VIEs. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

Senior Secured Credit Facility

Our Revolving Credit Facility provides for $1.0 billion in borrowings, including the ability to draw up to $150 million in the form of letters of credit. As of March 31, 2014, we had $46 million of letters of credit outstanding under our Revolving Credit Facility, and a borrowing capacity of $954 million. We are currently required to pay a commitment fee of 0.125 percent per annum under the Revolving Credit Facility in respect of the unused commitments thereunder.

Debt

As of March 31, 2014, our total indebtedness, excluding $273 million of our share of debt of our investments in affiliates, was approximately $12.5 billion, including $959 million of non-recourse debt. For further information on our total indebtedness, refer to Note 7: "Debt" in our unaudited condensed consolidated financial statements.

The obligations of our senior secured credit facility are unconditionally and irrevocably guaranteed by us and all of our direct or indirect wholly owned material domestic subsidiaries, excluding our subsidiaries that are prohibited from providing guarantees as a result of the agreements governing our Timeshare Facility and/or our Securitized Timeshare Debt and our subsidiaries that secure our CMBS Loan and our Waldorf Astoria Loan. Additionally, none of our foreign subsidiaries or our non-wholly owned domestic subsidiaries guarantee our senior secured credit facility.

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

Letters of Credit

We had a total of $48 million in letters of credit outstanding as of March 31, 2014, the majority of which relate to our guarantees on debt and other obligations of third parties and self-insurance programs. Included in the $48 million outstanding as of March 31, 2014 were $46 million outstanding under the Revolving Credit Facility. The remaining letters of credit outstanding as of March 31, 2014 were issued outside the Revolving Credit Facility. The maturities of the letters of credit were within one year as of March 31, 2014.

Off-Balance Sheet Arrangements

See Note 16: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for discussion of our off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2013. Since the date of our Annual Report on Form 10-K, there have been no material changes to our critical accounting policies or the methods or assumptions we apply under them, with the exception of certain critical accounting estimates related to share-based compensation granted during the three months ended March 31, 2014 as discussed below.

Share-based Compensation

During the three months ended March 31, 2014, we granted RSUs, stock options and performance shares (based on (1) relative shareholder return and (2) Hilton's EBITDA CAGR). The process of estimating the fair value of stock-based compensation awards and recognizing the associated expense over the requisite service period involves significant management estimates and assumptions. Refer to Note 12: "Share-Based Compensation" in our unaudited condensed consolidated financial statements for assumptions used in determining the fair values of the awards. Any changes to these estimates will affect the amount of compensation expense we recognize with respect to future grants.

We currently have issued awards with service conditions, as well as certain awards that have market or performance conditions. For awards with only service conditions, we have elected to use the straight-line method of expense recognition.

Vesting of shares with market conditions is based on our total shareholder return relative to the total shareholder returns of a specified group of peer companies at the end of a three-calendar-year performance period. The number of performance shares earned is determined based on our percentile ranking among these companies. Compensation expense is recognized on a straight-line basis over the performance period.

The performance-based awards vest based on satisfaction of certain performance targets. We use the best available estimate of the future achievement of the performance targets and currently expense the performance shares based on Hilton's EBITDA CAGR at 100 percent over the performance period. We will continue to assess the achievement of the performance targets and may adjust the amount of share-based compensation expense we recognize related to the performance-based awards.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates, which may affect future income, cash flows and the fair value of the Company, depending on changes to interest rates and/or foreign exchange rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objective described above, and we do not use derivatives for trading or speculative purposes. See Note 8: "Derivative Instruments and Hedging Activities" in our unaudited condensed consolidated financial statements for additional discussion. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the first quarter of 2014, we completed the implementation of a new accounting and financial reporting system to upgrade our existing financial systems that resulted in changes to our processes and procedures. This new system has strengthened our internal controls over financial reporting by automating manual processes and standardizing business processes across our organization. We will continue to evaluate and monitor our internal controls and procedures in each of the affected areas.

There have been no other changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

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

Item 1A.     Risk Factors

As of March 31, 2014, there have been no material changes from the risk factors previously disclosed in response to "Part I —Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed by The Blackstone Group L.P. (“Blackstone”) regarding Travelport Limited which may be considered an affiliate of Blackstone and therefore our affiliate.

Item 6.     Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).
3.2	Bylaws of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 17, 2013).
10.1	Form of Performance Share Agreement.*
10.2	Form of Restricted Stock Unit Agreement.*
10.3	Form of Nonqualified Stock Option Agreement.*
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

99.1	Section 13(r) Disclosure.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________

*	This document has been identified as a management contract or compensatory plan or arrangement.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILTON WORLDWIDE HOLDINGS INC.

By:	/s/ Christopher J. Nassetta
Name:	Christopher J. Nassetta
President and Chief Executive Officer

By:	/s/ Kevin J. Jacobs
Name:	Kevin J. Jacobs
Executive Vice President and Chief Financial Officer

Date: May 9, 2014