Form 10-Q
period 2014-06-30
Hilton Worldwide Holdings Inc.
filed 2014-08-01
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of July 28, 2014 was 984,617,365.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$545	$594
Restricted cash and cash equivalents	284	266
Accounts receivable, net of allowance for doubtful accounts of $30 and $32	858	731
Inventories	359	396
Deferred income tax assets	23	23
Current portion of financing receivables, net	52	94
Current portion of securitized financing receivables, net	65	27
Prepaid expenses	166	148
Other	65	104
Total current assets (variable interest entities - $216 and $97)	2,417	2,383

Property, Investments and Other Assets:
Property and equipment, net	9,036	9,058
Financing receivables, net	359	635
Securitized financing receivables, net	462	194
Investments in affiliates	257	260
Goodwill	6,227	6,220
Brands	5,016	5,013
Management and franchise contracts, net	1,390	1,452
Other intangible assets, net	727	751
Deferred income tax assets	196	193
Other	410	403
Total property, investments and other assets (variable interest entities - $694 and $408)	24,080	24,179

TOTAL ASSETS	$26,497	$26,562

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$1,999	$2,079
Current maturities of long-term debt	3	4
Current maturities of non-recourse debt	107	48
Income taxes payable	11	11
Total current liabilities (variable interest entities - $219 and $86)	2,120	2,142

Long-term debt	11,314	11,751
Non-recourse debt	890	920
Deferred revenues	593	674
Deferred income tax liabilities	5,058	5,053
Liability for guest loyalty program	630	597
Other	1,145	1,149
Total liabilities (variable interest entities - $987 and $583)	21,750	22,286

Commitments and contingencies - see Note 16

Equity:
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 30,000,000,000 authorized shares, 984,617,365 issued and outstanding as of June 30, 2014 and 984,615,364 issued and outstanding as of December 31, 2013	10	10
Additional paid-in capital	10,009	9,948
Accumulated deficit	(4,999)	(5,331)
Accumulated other comprehensive loss	(186)	(264)
Total Hilton stockholders' equity	4,834	4,363
Noncontrolling interests	(87)	(87)
Total equity	4,747	4,276

TOTAL LIABILITIES AND EQUITY	$26,497	$26,562

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Owned and leased hotels	$1,117	$1,070	$2,062	$1,984
Management and franchise fees and other	354	299	666	561
Timeshare	276	261	555	507
	1,747	1,630	3,283	3,052
Other revenues from managed and franchised properties	920	750	1,747	1,591
Total revenues	2,667	2,380	5,030	4,643

Expenses
Owned and leased hotels	833	804	1,604	1,547
Timeshare	188	181	365	351
Depreciation and amortization	158	149	311	309
General, administrative and other	133	92	230	189
	1,312	1,226	2,510	2,396
Other expenses from managed and franchised properties	920	750	1,747	1,591
Total expenses	2,232	1,976	4,257	3,987

Operating income	435	404	773	656

Interest income	5	1	6	3
Interest expense	(158)	(131)	(311)	(274)
Equity in earnings from unconsolidated affiliates	8	7	12	8
Gain (loss) on foreign currency transactions	32	(39)	46	(82)
Other gain (loss), net	11	(1)	14	6

Income before income taxes	333	241	540	317

Income tax expense	(121)	(84)	(204)	(122)

Net income	212	157	336	195
Net income attributable to noncontrolling interests	(3)	(2)	(4)	(6)
Net income attributable to Hilton stockholders	$209	$155	$332	$189

Earnings per share
Basic and diluted	$0.21	$0.17	$0.34	$0.20

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$212	$157	$336	$195
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $66, $(31), $102 and $(155)	53	(18)	81	(181)
Pension liability adjustment, net of tax of $(1), $(5), $(1) and $(7)	3	8	4	12
Cash flow hedge adjustment, net of tax of $3, $—, $5 and $—	(6)	—	(9)	—
Total other comprehensive income (loss)	50	(10)	76	(169)

Comprehensive income	262	147	412	26
Comprehensive income attributable to noncontrolling interests	(3)	(8)	(2)	(22)
Comprehensive income attributable to Hilton stockholders	$259	$139	$410	$4

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Operating Activities
Net income	$336	$195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	311	309
Equity in earnings from unconsolidated affiliates	(12)	(8)
Loss (gain) on foreign currency transactions	(46)	82
Other gain, net	(14)	(6)
Share-based compensation	41	3
Distributions from unconsolidated affiliates	11	10
Deferred income taxes	(42)	25
Change in restricted cash and cash equivalents	(1)	(46)
Working capital changes and other	(72)	74
Net cash provided by operating activities	512	638

Investing Activities
Capital expenditures for property and equipment	(110)	(121)
Acquisitions	—	(30)
Payments received on other financing receivables	2	1
Issuance of other financing receivables	(1)	(7)
Investments in affiliates	(5)	(3)
Distributions from unconsolidated affiliates	11	13
Proceeds from asset dispositions	35	—
Contract acquisition costs	(21)	(10)
Software capitalization costs	(32)	(26)
Net cash used in investing activities	(121)	(183)

Financing Activities
Borrowings	350	451
Repayment of debt	(783)	(952)
Debt issuance costs	(2)	—
Change in restricted cash and cash equivalents	(17)	(30)
Capital contribution	13	—
Distributions to noncontrolling interests	(2)	(3)
Net cash used in financing activities	(441)	(534)

Effect of exchange rate changes on cash and cash equivalents	1	(15)
Net decrease in cash and cash equivalents	(49)	(94)
Cash and cash equivalents, beginning of period	594	755

Cash and cash equivalents, end of period	$545	$661

Supplemental Disclosures
Cash paid during the year:
Interest	$257	$288
Income taxes, net of refunds	$141	$40

Non-cash investing activity:
Capital lease restructuring	$11	$(44)

Non-cash financing activity:
Capital lease restructuring	$11	$(48)

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock					Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2013	985	$10	$9,948	$(5,331)	$(264)	$(87)	$4,276
Net income	—	—	—	332	—	4	336
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	83	(2)	81
Pension liability adjustment	—	—	—	—	4	—	4
Cash flow hedge adjustment	—	—	—	—	(9)	—	(9)
Other comprehensive income (loss)	—	—	—	—	78	(2)	76
Share-based compensation	—	—	48	—	—	—	48
Capital contribution	—	—	13	—	—	—	13
Distributions	—	—	—	—	—	(2)	(2)
Balance as of June 30, 2014	985	$10	$10,009	$(4,999)	$(186)	$(87)	$4,747

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock					Noncontrolling Interests
	Shares(1)	Amount					Total
Balance as of December 31, 2012	921	$1	$8,452	$(5,746)	$(406)	$(146)	$2,155
Net income	—	—	—	189	—	6	195
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(197)	16	(181)
Pension liability adjustment	—	—	—	—	12	—	12
Other comprehensive income (loss)	—	—	—	—	(185)	16	(169)
Distributions	—	—	—	—	—	(3)	(3)
Balance as of June 30, 2013	921	$1	$8,452	$(5,557)	$(591)	$(127)	$2,178
____________

(1)	Shares of common stock outstanding have been adjusted for a stock split which occurred in December 2013.

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. ("Hilton" together with its subsidiaries, "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world based upon the number of hotel rooms and timeshare units under our 11 distinct brands. We are engaged in owning, leasing, managing, developing and franchising hotels, resorts and timeshare properties. As of June 30, 2014, we owned, leased, managed or franchised 4,158 hotel and resort properties, totaling 687,222 rooms in 93 countries and territories, as well as 44 timeshare properties comprising 6,758 units.

In December 2013, we completed a 9,205,128-for-1 stock split on issued and outstanding shares, which is reflected in all share and per share data presented in our condensed consolidated financial statements and accompanying notes.

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The provisions of ASU 2014-09 are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and are to be applied retrospectively; early application is not permitted. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08 ("ASU 2014-08"), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU amends guidance on reporting discontinued operations only if the disposal of a component of an entity or group of components of an entity represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The provisions of ASU 2014-08 should be applied prospectively for all disposals of components of an entity and for all businesses that, on acquisition, are classified as held for sale that occurred within annual periods beginning on or after December 15, 2014, and interim periods within. The adoption of ASU 2014-08 is not expected to materially affect our consolidated financial statements.

Note 3: Property and Equipment

Property and equipment were as follows:

	June 30,	December 31,
	2014	2013
	(in millions)
Land	$4,097	$4,098
Buildings and leasehold improvements	5,609	5,511
Furniture and equipment	1,193	1,172
Construction-in-progress	81	67
	10,980	10,848
Accumulated depreciation and amortization	(1,944)	(1,790)
	$9,036	$9,058

Depreciation and amortization expense on property and equipment, including amortization of assets recorded under capital leases, was $79 million and $77 million during the three months ended June 30, 2014 and 2013, respectively, and $156 million and $166 million during the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 and December 31, 2013, property and equipment included approximately $150 million and $130 million, respectively, of capital lease assets primarily consisting of buildings and leasehold improvements, net of $65 million and $59 million, respectively, of accumulated depreciation and amortization.

In April 2014, we completed the sale of certain land and easement rights to a related party in connection with a timeshare project. In addition, the related party acquired the rights to the name, plans, designs, contracts and other documents related to the timeshare project. The total consideration received for this transaction was approximately $37 million. We recognized $13 million, net of tax, as a capital contribution within additional paid-in capital, representing the excess of the fair value of the consideration received over the carrying value of the assets sold.

During the six months ended June 30, 2014, we completed the sale of one hotel for approximately $4 million and a vacant parcel of land for approximately $6 million. As a result of these sales, we recognized a pre-tax gain of $12 million, including the reclassification of a currency translation adjustment of $4 million, which was previously recognized in accumulated other comprehensive loss. The gain was included in other gain (loss), net in our condensed consolidated statement of operations.

During the six months ended June 30, 2013, we acquired a parcel of land for $28 million, which we previously leased under a long-term ground lease.

Note 4: Financing Receivables

Financing receivables were as follows:

	June 30, 2014
	Securitized Timeshare	Unsecuritized Timeshare	Other	Total
	(in millions)
Financing receivables	$491	$370	$40	$901
Less: allowance	(29)	(50)	(1)	(80)
	462	320	39	821

Current portion of financing receivables	69	58	2	129
Less: allowance	(4)	(8)	—	(12)
	65	50	2	117

Total financing receivables	$527	$370	$41	$938

	December 31, 2013
	Securitized Timeshare	Unsecuritized Timeshare	Other	Total
	(in millions)
Financing receivables	$205	$654	$49	$908
Less: allowance	(11)	(67)	(1)	(79)
	194	587	48	829

Current portion of financing receivables	29	106	—	135
Less: allowance	(2)	(12)	—	(14)
	27	94	—	121

Total financing receivables	$221	$681	$48	$950

Timeshare Financing Receivables

As of June 30, 2014, we had 51,840 timeshare financing receivables with interest rates ranging from zero to 20.50 percent, a weighted average interest rate of 12.16 percent, a weighted average remaining term of 7.4 years and maturities through 2025. As of June 30, 2014 and December 31, 2013, we had ceased accruing interest on timeshare financing receivables with aggregate principal balances of $31 million and $32 million, respectively.

In June 2014, we completed a securitization of approximately $357 million of gross timeshare financing receivables and issued approximately $304 million of 1.77 percent notes and approximately $46 million of 2.07 percent notes, which have a stated maturity date in November 2026. The securitization transaction did not qualify as a sale for accounting purposes and, accordingly, no gain or loss was recognized. In August 2013, we completed a securitization of approximately $255 million of gross timeshare financing receivables and issued $250 million of 2.28 percent notes that have a stated maturity date in January 2026. The proceeds from both transactions are presented as debt (collectively, the "Securitized Timeshare Debt"). See Note 7: "Debt" for additional details.

In May 2013, we entered into a revolving non-recourse timeshare financing receivables credit facility ("Timeshare Facility") that is secured by certain of our timeshare financing receivables. As of June 30, 2014 and December 31, 2013, we had $169 million and $492 million, respectively, of gross timeshare financing receivables secured under our Timeshare Facility.

The changes in our allowance for uncollectible timeshare financing receivables were as follows:

	Six Months Ended June 30,
	2014	2013
	(in millions)
Beginning balance	$92	$93
Write-offs	(16)	(11)
Provision for uncollectibles on sales	15	13
Ending balance	$91	$95

Our timeshare financing receivables as of June 30, 2014 mature as follows:

	Securitized Timeshare	Unsecuritized Timeshare
Year	(in millions)
2014 (remaining)	$34	$35
2015	70	45
2016	73	48
2017	75	49
2018	75	48
Thereafter	233	203
	560	428
Less: allowance	(33)	(58)
	$527	$370

The following table details an aged analysis of our gross timeshare financing receivables balance:

	June 30,	December 31,
	2014	2013
	(in millions)
Current	$947	$948
30 - 89 days past due	10	14
90 - 119 days past due	3	4
120 days and greater past due	28	28
	$988	$994

Note 5: Investments in Affiliates

Investments in affiliates were as follows:

	June 30,	December 31,
	2014	2013
	(in millions)
Equity investments	$240	$245
Other investments	17	15
	$257	$260

We maintain investments in affiliates accounted for under the equity method, which are primarily investments in entities that owned or leased 27 and 30 hotels as of June 30, 2014 and December 31, 2013, respectively. These entities had total debt of approximately $1.0 billion and $1.1 billion as of June 30, 2014 and December 31, 2013, respectively. Substantially all of the debt is secured solely by the affiliates' assets or is guaranteed by other partners without recourse to us. We were the creditor on $17 million of debt from unconsolidated affiliates as of June 30, 2014 and December 31, 2013, which was included in financing receivables, net in our condensed consolidated balance sheets.

Note 6: Consolidated Variable Interest Entities

As of June 30, 2014 and December 31, 2013, we consolidated five and four variable interest entities ("VIEs"), respectively. During the six months ended June 30, 2014 and 2013, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Two of these VIEs lease hotels from unconsolidated affiliates in Japan. We hold a significant ownership interest in these VIEs and have the power to direct the activities that most significantly affect their economic performance. Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised $34 million and $42 million of cash and cash equivalents, $38 million and $26 million of property and equipment, net, and $287 million and $284 million of non-recourse debt as of June 30, 2014 and December 31, 2013, respectively. The assets of these entities are only available to settle the obligations of these entities. Interest expense related to the non-recourse debt of these two consolidated VIEs was $5 million and $7 million during the three months ended June 30, 2014 and 2013, respectively, and $10 million and $15 million during the six months ended June 30, 2014 and 2013, respectively, and was included in interest expense in our condensed consolidated statements of operations.

In February 2013, one of our consolidated VIEs in Japan signed a Memorandum of Understanding to restructure the terms of its capital lease. The effect of the capital lease restructuring was recognized during the three months ended March 31, 2013, resulting in a reduction in property and equipment, net of $44 million and a reduction in non-recourse debt of $48 million.

In August 2013 and June 2014, we formed VIEs associated with each of our securitization transactions to issue our Securitized Timeshare Debt. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance, the obligation to absorb their losses and the right to receive benefits that are significant to them. As of June 30, 2014 and December 31, 2013, our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised $22 million and $8 million of restricted cash and cash equivalents, $527 million and $221 million of securitized financing receivables, net and $548 million and $222 million of non-recourse debt, respectively. Our condensed consolidated statements of operations for the three and six months ended June 30, 2014 included interest income related to these VIEs of $12 million and $19 million, respectively, included in timeshare revenue, and interest expense related to these VIEs of $2 million and $3 million, respectively, included in interest expense. See Note 4: "Financing Receivables" and Note 7: "Debt" for additional details.

We have an additional consolidated VIE that owns one hotel that was immaterial to our condensed consolidated financial statements.

Note 7: Debt

Long-term Debt

Long-term debt balances, including obligations for capital leases, and associated interest rates were as follows:

	June 30,	December 31,
	2014	2013
	(in millions)
Senior secured term loan facility with a rate of 3.50%, due 2020	$5,550	$6,000
Senior notes with a rate of 5.625%, due 2021	1,500	1,500
Commercial mortgage-backed securities loan with an average rate of 4.05%, due 2018(1)	3,500	3,500
Mortgage loan with a rate of 2.30%, due 2018	525	525
Mortgage notes with an average rate of 6.15%, due 2016	132	133
Other unsecured notes with a rate of 7.50%, due 2017	54	53
Capital lease obligations with an average rate of 6.04%, due 2015 to 2097	82	73
	11,343	11,784
Less: current maturities of long-term debt	(3)	(4)
Less: unamortized discount on senior secured term loan facility	(26)	(29)
	$11,314	$11,751
____________

(1)	The initial maturity date of the variable-rate component of this borrowing is November 1, 2015. We assumed all extensions, which are solely at our option, were exercised.

During the six months ended June 30, 2014, we made voluntary prepayments of $450 million on our senior secured term loan facility (the "Term Loans").

As of June 30, 2014, we had $48 million of letters of credit outstanding under our $1.0 billion senior secured revolving credit facility (the "Revolving Credit Facility"), and a borrowing capacity of $952 million.

Under our commercial mortgage-backed securities loan secured by 23 of our U.S. owned real estate assets (the "CMBS Loan"), we are required to deposit with the lender certain cash reserves for restricted uses. As of June 30, 2014 and December 31, 2013, our condensed consolidated balance sheets included $33 million and $29 million, respectively, of restricted cash and cash equivalents related to the CMBS Loan.

Non-recourse Debt

Non-recourse debt, including obligations for capital leases, and associated interest rates were as follows:

	June 30,	December 31,
	2014	2013
	(in millions)
Capital lease obligations of consolidated VIEs with a rate of 6.34%, due 2018 to 2026	$259	$255
Non-recourse debt of consolidated VIEs with an average rate of 3.38%, due 2015 to 2018(1)	40	41
Timeshare Facility with a rate of 1.48%, due 2016	150	450
Securitized Timeshare Debt with an average rate of 1.98%, due 2026	548	222
	997	968
Less: current maturities of non-recourse debt	(107)	(48)
	$890	$920
____________

(1)	Excludes the non-recourse debt of our VIEs that issued the Securitized Timeshare Debt, as this is presented separately.

In June 2014, we issued approximately $304 million of 1.77 percent notes and $46 million of 2.07 percent notes due November 2026, which are secured by a pledge of certain assets, consisting primarily of a pool of our timeshare financing receivables that are secured by a first mortgage or first deed of trust on a timeshare interest. We are required to make monthly payments of principal and interest under the notes. A majority of the proceeds from the asset-backed notes were used to reduce the outstanding balance on our Timeshare Facility.

We are required to deposit payments received from customers on the pledged timeshare financing receivables and securitized timeshare financing receivables related to the Timeshare Facility and Securitized Timeshare Debt, respectively, into a depository account maintained by a third party. On a monthly basis, the depository account will first be utilized to make any required principal, interest and other payments due with respect to the Timeshare Facility and Securitized Timeshare Debt. After payment of all amounts due under the respective agreements, any remaining amounts will be remitted to us for use in our operations. The balance in the depository account, totaling $27 million and $20 million as of June 30, 2014 and December 31, 2013, respectively, was included in restricted cash and cash equivalents in our condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our long-term debt and non-recourse debt as of June 30, 2014 were as follows:

Year	(in millions)
2014 (remaining)	$61
2015	109
2016	363
2017	139
2018(1)	4,110
Thereafter	7,558
$12,340
____________

(1)	The CMBS Loan has three one-year extensions, solely at our option, that effectively extend maturity to November 1, 2018. We assumed all extensions for purposes of calculating maturity dates.

Note 8: Derivative Instruments and Hedging Activities

During the six months ended June 30, 2014 and 2013, derivatives were used to hedge the interest rate risk associated with variable-rate debt. Certain of our loan agreements require us to hedge interest rate risk using derivative instruments.

Cash Flow Hedges

As of June 30, 2014, we held four interest rate swaps with an aggregate notional amount of $1.45 billion, which swap three-month LIBOR on the Term Loans to a fixed rate of 1.87 percent and expire in October 2018. We elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

Non-designated Hedges

As of June 30, 2014, we held one interest rate cap in the notional amount of $875 million, for the variable-rate component of the CMBS Loan, that expires in November 2015 and caps one-month LIBOR at 6.0 percent. We also held one interest rate cap in the notional amount of $525 million that expires in November 2015 and caps one-month LIBOR on a mortgage loan secured by one property at 4.0 percent. We did not elect to designate either of these interest rate caps as hedging instruments.

As of June 30, 2013, we held ten interest rate caps with an aggregate notional amount of $15.2 billion, which matured in November 2013. We did not elect to designate any of these ten interest rate caps as effective hedging instruments.

Fair Value of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated balance sheets were as follows:

	June 30, 2014		December 31, 2013
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
		(in millions)		(in millions)
Cash Flow Hedges:
Interest rate swaps	Other liabilities	$5	Other assets	$10

Non-designated Hedges:
Interest rate caps	Other assets	—	Other assets	—

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) before any effect for income taxes were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Classification of Loss Recognized	2014	2013	2014	2013
		(in millions)
Cash Flow Hedges:
Interest rate swaps(1)	Other comprehensive loss	$(9)	$—	$(14)	$—

Non-designated Hedges:
Interest rate caps	Other gain (loss), net	—	—	—	—
____________

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three and six months ended June 30, 2014.

Note 9: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities, including related current portions, were as follows:

	June 30, 2014
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$291	$—	$291	$—
Restricted cash equivalents	94	—	94	—
Timeshare financing receivables	988	—	—	990
Liabilities:
Long-term debt(1)	11,235	59	1,598	9,862
Non-recourse debt(2)	698	—	—	701
Interest rate swaps	5	—	5	—

	December 31, 2013
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$309	$—	$309	$—
Restricted cash equivalents	107	—	107	—
Timeshare financing receivables	994	—	—	996
Interest rate swaps	10	—	10	—
Liabilities:
Long-term debt(1)	11,682	57	1,560	10,358
Non-recourse debt(2)	672	—	—	670
____________

(1)	Excludes capital lease obligations with a carrying value of $82 million and $73 million as of June 30, 2014 and December 31, 2013, respectively.

(2)	Represents the Securitized Timeshare Debt and the Timeshare Facility.

We believe the carrying amounts of our current financial assets and liabilities and other financing receivables approximated fair value as of June 30, 2014 and December 31, 2013. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values. Proper classification of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

We measure our interest rate swaps at fair value, which were estimated using an income approach. The primary inputs into our fair value estimate include interest rates and yield curves based on observable market inputs of similar instruments.

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

No financial or nonfinancial assets were measured at fair value on a nonrecurring basis as of June 30, 2014.

Note 10: Income Taxes

At the end of each quarter we estimate the effective tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, foreign, state and local income taxes and reflects income tax expense or benefit resulting from our significant operations outside of the U.S.

Our total unrecognized tax benefits as of June 30, 2014 and December 31, 2013 were $379 million and $435 million, respectively. We had accrued balances of approximately $17 million and $45 million for the payment of interest and penalties as of June 30, 2014 and December 31, 2013, respectively. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. The net decrease to unrecognized tax benefits of $56 million and accrued interest and penalties of $28 million relates to a reduction to uncertain tax positions for calendar years 2006 and 2007 that were effectively settled during the second quarter in connection with the receipt of a Revenue Agent Report from the Internal Revenue Service ("IRS").

As a result of the expected resolution of examination issues with federal, state and foreign tax authorities, we believe it is reasonably possible that during the next 12 months the amount of unrecognized tax benefits will decrease up to $1 million. Included in the balance of unrecognized tax benefits as of June 30, 2014 and December 31, 2013 were $342 million and $340 million, respectively, associated with positions that, if favorably resolved, would provide a benefit to our effective tax rate.

We file income tax returns, including returns for our subsidiaries, with federal, state and foreign jurisdictions. We are under regular and recurring audit by the IRS on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. We are no longer subject to U.S. federal income tax examination for years through 2004. As of June 30, 2014, we remain subject to federal examinations from 2005-2012, state examinations from 1999-2012 and foreign examinations of our income tax returns for the years 1996 through 2013. State income tax returns are generally subject to examination for a period of three to five years after filing the respective return; however, the state effect of any federal tax return changes remains subject to examination by various states for a period generally of up to one year after formal notification to the states. The statute of limitations for the foreign jurisdictions generally ranges from three to ten years after filing the respective tax return.

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

The components of net periodic pension cost (credit) for the Domestic Plan, U.K. Plan and International Plans were as follows:

	Three Months Ended June 30,
	2014			2013
	Domestic Plan	U.K. Plan	International Plans	Domestic Plan	U.K. Plan	International Plans
	(in millions)
Service cost	$2	$—	$1	$1	$1	$—
Interest cost	4	4	1	5	4	1
Expected return on plan assets	(5)	(6)	(1)	(6)	(6)	(1)
Amortization of prior service cost	1	—	—	1	—	—
Amortization of net loss	1	—	—	1	1	1
Settlement losses	1	—	—	—	—	—
Net periodic pension cost (credit)	$4	$(2)	$1	$2	$—	$1

	Six Months Ended June 30,
	2014			2013
	Domestic Plan	U.K. Plan	International Plans	Domestic Plan	U.K. Plan	International Plans
	(in millions)
Service cost	$4	$—	$2	$2	$2	$1
Interest cost	8	9	2	9	8	2
Expected return on plan assets	(9)	(12)	(2)	(10)	(11)	(2)
Amortization of prior service cost (credit)	2	—	—	2	(1)	—
Amortization of net loss	1	—	—	2	2	1
Settlement losses	1	—	—	—	—	1
Net periodic pension cost (credit)	$7	$(3)	$2	$5	$—	$3

We have an outstanding bond of $76 million under a class action lawsuit against Hilton and the Domestic Plan to support potential future plan contributions from us. We funded an account, which is classified as restricted cash and cash equivalents in our condensed consolidated balance sheets, to support this requirement. If the U.S. District Court for the District of Columbia approves of our compliance with the requirements of the ruling from the class action lawsuit, then the bond may be released in 2014.

Note 12: Share-Based Compensation

2013 Omnibus Incentive Plan

In February 2014, we issued time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options") and performance-vesting restricted stock units ("performance shares") under the 2013 Omnibus Incentive Plan.

We recorded share-based compensation expense for awards granted under the 2013 Omnibus Incentive Plan of $24 million and $35 million during the three and six months ended June 30, 2014, respectively, which includes amounts reimbursed by hotel owners. As of June 30, 2014, unrecognized compensation costs for unvested awards was approximately $146 million, which is expected to be recognized over a weighted-average period of 2.2 years on a straight-line basis.

As of June 30, 2014, there were 72,404,038 shares of common stock available for future issuance under the 2013 Omnibus Incentive Plan.

Restricted Stock Units

During the six months ended June 30, 2014, we issued 7,066,153 RSUs with a grant-date fair value of $21.53. The RSUs vest in annual installments over two or three years from the date of grant, subject to the individual’s continued employment through the applicable vesting date. Vested RSUs generally will be settled for our common stock, with the exception of certain awards that will be settled in cash.

Stock Options

During the six months ended June 30, 2014, we issued 1,003,591 options with an exercise price of $21.53. As of June 30, 2014, no options were exercisable. The options vest over three years in equal installments from the date of grant, subject to the individual’s continued employment through the applicable vesting date, and will terminate 10 years from the date of grant or earlier if the individual’s service terminates. The exercise price is equal to the closing price of the Company’s common stock on the date of grant. The grant date fair value of each of these option grants was $7.58, which was determined using the Black-Scholes-Merton option-pricing model.

Performance Shares

During the six months ended June 30, 2014, we issued 1,078,908 performance shares. The performance shares are settled at the end of the three-year performance period with 50 percent of the shares subject to achievement based on a measure of (1) the Company’s total shareholder return relative to the total shareholder returns of members of a peer company group ("relative shareholder return") and the other 50 percent of the shares subject to achievement based on (2) the Company’s earnings before interest expense, taxes and depreciation and amortization ("EBITDA") compound annual growth rate ("EBITDA CAGR"). The total number of performance shares that vest based on each performance measure (relative shareholder return and EBITDA CAGR) is based on an achievement factor that in each case, ranges from a zero to 200 percent payout.

The grant date fair value of each of the performance shares based on relative shareholder return was $23.56, which was determined using a Monte Carlo simulation valuation model. The grant-date fair value of each of the performance shares based on our EBITDA CAGR was $21.53. For these shares, we determined that the performance condition is probable of achievement and during the three and six months ended June 30, 2014, we recognized compensation expense over the vesting period at the target amount of 100 percent. As of June 30, 2014, 1,078,908 performance shares were outstanding with a remaining life of 2.5 years.

Promote Plan

Prior to December 2013, certain members of our senior management team participated in an executive compensation plan (the "Promote plan"). Equity awards under the Promote plan were exchanged for restricted shares of common stock in connection with our initial public offering and vest as follows: (1) 40 percent vested immediately; (2) 40 percent of each award will vest on December 11, 2014, contingent upon employment through that date; and (3) 20 percent of each award will vest on the date that The Blackstone Group L.P. and its affiliates ("Blackstone" or "our Sponsor") cease to own 50 percent or more of the shares of the Company, contingent on employment through that date.

In March 2014, the vesting conditions of these restricted shares of common stock for certain participants were modified such that the remaining 60 percent of each participant's award vested in June 2014. As a result of this modification, we recorded incremental compensation expense of $7 million during the six months ended June 30, 2014. During the three and six months ended June 30, 2014, total compensation expense under the Promote plan was $6 million and $19 million, respectively, and unrecognized compensation expense as of June 30, 2014 was $78 million, including $10 million that is expected to be recognized through December 2014 and $68 million that is subject to the achievement of a performance condition. No expense was recognized for the portion of the awards that are subject to the achievement of a performance condition in the form of a liquidity event, since such an event was not probable as of June 30, 2014.

We recorded compensation expense related to the Promote plan of $1 million and $3 million during the three and six months ended June 30, 2013, respectively.

Cash-based Long-term Incentive Plan

In February 2014, we terminated a cash-based, long-term incentive plan and reversed the associated accruals resulting in a reduction of compensation expense of approximately $25 million for the six months ended June 30, 2014.

Note 13: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$209	$155	$332	$189
Denominator:
Weighted average shares outstanding	985	921	985	921
Basic EPS	$0.21	$0.17	$0.34	$0.20

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$209	$155	$332	$189
Denominator:
Weighted average shares outstanding	985	921	985	921
Diluted EPS	$0.21	$0.17	$0.34	$0.20

Approximately 1 million options were excluded from the computation of diluted EPS for the three and six months ended June 30, 2014 because their effect would have been anti-dilutive under the treasury stock method.

Note 14: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2013	$(136)	$(134)	$6	$(264)

Other comprehensive income (loss) before reclassifications	87	2	(9)	80
Amounts reclassified from accumulated other comprehensive loss	(4)	2	—	(2)
Net current period other comprehensive income (loss)	83	4	(9)	78

Balance as of June 30, 2014	$(53)	$(130)	$(3)	$(186)

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Total
	(in millions)
Balance as of December 31, 2012	$(212)	$(194)	$(406)

Other comprehensive income (loss) before reclassifications	(197)	8	(189)
Amounts reclassified from accumulated other comprehensive loss	—	4	4
Net current period other comprehensive income (loss)	(197)	12	(185)

Balance as of June 30, 2013	$(409)	$(182)	$(591)
____________

(1)	Includes net investment hedges.

The following table presents additional information about reclassifications out of accumulated other comprehensive loss:

	Six Months Ended June 30,
	2014	2013
	(in millions)
Currency translation adjustment:
Sale and liquidation of foreign assets(1)	$4	$(1)
Gains on net investment hedges(2)	—	1
Tax benefit(3)(4)	—	—
Total currency translation adjustment reclassifications for the period, net of taxes	4	—

Pension liability adjustment:
Amortization of prior service cost(5)	(2)	(1)
Amortization of net loss(5)	(1)	(5)
Tax benefit(3)	1	2
Total pension liability adjustment reclassifications for the period, net of taxes	(2)	(4)

Total reclassifications for the period, net of tax	$2	$(4)
____________

(1)
Reclassified out of accumulated other comprehensive loss to other gain (loss), net in our condensed consolidated statements of operations. Amounts in parentheses indicate a loss in our condensed consolidated statements of operations.

(2)	Reclassified out of accumulated other comprehensive loss to gain (loss) on foreign currency transactions in our condensed consolidated statements of operations.

(3)	Reclassified out of accumulated other comprehensive loss to income tax expense in our condensed consolidated statements of operations.

(4)	The respective tax benefit was less than $1 million for the six months ended June 30, 2013.

(5)
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

The ownership segment includes all hotels that we wholly own or lease, as well as consolidated non-wholly owned entities and consolidated VIEs. As of June 30, 2014, this segment included 118 wholly owned and leased hotels and resorts, three non-wholly owned hotel properties and three hotels of consolidated VIEs. While we do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment revenues, we manage these investments in our ownership segment. Our unconsolidated affiliates are primarily investments in entities that owned or leased 27 hotels and one condominium management company as of June 30, 2014.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us under one of our proprietary brand names of our brand portfolio. As of June 30, 2014, this segment included 517 managed hotels and 3,489 franchised hotels. This segment also earns fees for managing properties in our ownership and timeshare segments.

The timeshare segment includes the development of vacation ownership clubs and resorts, marketing and selling of timeshare intervals, providing timeshare customer financing and resort operations. This segment also provides assistance to third-party developers in selling their timeshare inventory. As of June 30, 2014, this segment included 44 timeshare properties.

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

The following table presents revenues and Adjusted EBITDA for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)
Revenues
Ownership(1)(2)	$1,126	$1,078	$2,078	$1,998
Management and franchise(3)	371	326	702	608
Timeshare	276	261	555	507
Segment revenues	1,773	1,665	3,335	3,113
Other revenues from managed and franchised properties	920	750	1,747	1,591
Other revenues(4)	25	15	46	30
Intersegment fees elimination(1)(2)(3)(4)	(51)	(50)	(98)	(91)
Total revenues	$2,667	$2,380	$5,030	$4,643

Adjusted EBITDA
Ownership(1)(2)(3)(4)(5)	$291	$271	$470	$445
Management and franchise(3)	371	326	702	608
Timeshare(1)(3)	69	60	154	119
Corporate and other(2)(4)	(80)	(67)	(131)	(135)
Adjusted EBITDA	$651	$590	$1,195	$1,037
____________

(1)
Includes charges to timeshare operations for rental fees and fees for other amenities, which were eliminated in our condensed consolidated financial statements. These charges totaled $8 million and $7 million for the three months ended June 30, 2014 and 2013, respectively, and $14 million and $12 million for the six months ended June 30, 2014 and 2013, respectively. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the ownership segment and a cost to timeshare Adjusted EBITDA.

(2)	Includes other intercompany charges of $1 million for the three months ended June 30, 2014 and 2013 and $2 million for the six months ended June 30, 2014 and 2013.

(3)
Includes management, royalty and intellectual property fees of $29 million and $26 million for the three months ended June 30, 2014 and 2013, respectively, and $56 million and $47 million for the six months ended June 30, 2014 and 2013, respectively. These fees are charged to consolidated owned and leased properties and were eliminated in our condensed consolidated financial statements. Also includes a licensing fee of $11 million and $13 million for the three months ended June 30, 2014 and 2013, respectively, and $22 million and $25 million for the six months ended June 30, 2014 and 2013, respectively, which is charged to our timeshare segment by our management and franchise segment and was eliminated in our condensed consolidated financial statements. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the management and franchise segment and a cost to ownership Adjusted EBITDA and timeshare Adjusted EBITDA.

(4)
Includes charges to consolidated owned and leased properties for services provided by our wholly owned laundry business of $2 million and $3 million for the three months ended June 30, 2014 and 2013, respectively, and $4 million and $5 million for the six months ended June 30, 2014 and 2013, respectively. These charges were eliminated in our condensed consolidated financial statements.

(5)	Includes unconsolidated affiliate Adjusted EBITDA.

The following table provides a reconciliation of Adjusted EBITDA to EBITDA and EBITDA to net income attributable to Hilton stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)
Adjusted EBITDA	$651	$590	$1,195	$1,037
Net income attributable to noncontrolling interests	(3)	(2)	(4)	(6)
Gain (loss) on foreign currency transactions	32	(39)	46	(82)
FF&E replacement reserve	(12)	(10)	(23)	(17)
Share-based compensation expense	(6)	(1)	(19)	(3)
Other gain (loss), net	11	(1)	14	6
Other adjustment items	(17)	(9)	(30)	(20)
EBITDA	656	528	1,179	915
Interest expense	(158)	(131)	(311)	(274)
Interest expense included in equity in earnings from unconsolidated affiliates	(3)	(2)	(6)	(6)
Income tax expense	(121)	(84)	(204)	(122)
Depreciation and amortization	(158)	(149)	(311)	(309)
Depreciation and amortization included in equity in earnings from unconsolidated affiliates	(7)	(7)	(15)	(15)
Net income attributable to Hilton stockholders	$209	$155	$332	$189

The following table presents assets for our reportable segments, reconciled to consolidated amounts:

	June 30,	December 31,
	2014	2013
	(in millions)
Assets:
Ownership	$11,851	$11,936
Management and franchise	10,726	11,016
Timeshare	1,836	1,871
Corporate and other	2,084	1,739
	$26,497	$26,562

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	Six Months Ended
	June 30,
	2014	2013
	(in millions)
Capital expenditures for property and equipment:
Ownership	$106	$116
Timeshare	1	2
Corporate and other	3	3
	$110	$121

Note 16: Commitments and Contingencies

As of June 30, 2014, we had outstanding guarantees of $27 million, with remaining terms ranging from four months to nine years, for debt and other obligations of third parties. We have two letters of credit for a total of $27 million that have been pledged as collateral for two of these guarantees. Although we believe it is unlikely that material payments will be required under these guarantees or letters of credit, there can be no assurance that this will be the case.

We have also provided performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of June 30, 2014, we had six contracts containing performance guarantees, with expirations ranging from 2018 to 2030, and possible cash outlays totaling approximately $150 million. Our obligations under these guarantees in future periods are dependent on the operating performance levels of these hotels over the remaining terms of the performance guarantees. We do not have any letters of credit pledged as collateral against these guarantees. As of June 30, 2014 and December 31, 2013, we recorded current liabilities of approximately $9 million and non-current liabilities of approximately $46 million and $51 million, respectively, in our condensed consolidated balance sheets for obligations under our outstanding performance guarantees that are related to certain VIEs for which we are not the primary beneficiary.

As of June 30, 2014, we had outstanding commitments under third-party contracts of approximately $144 million for capital expenditures at certain owned and leased properties, including our consolidated VIEs. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We have entered into an agreement with a developer in Las Vegas, Nevada, whereby we have agreed to purchase residential units from the developer that we will convert to timeshare units to be marketed and sold under our Hilton Grand Vacations brand. Subject to certain conditions, we are required to purchase approximately $92 million of inventory ratably over a maximum period of four years, which is equivalent to purchases of approximately $6 million per quarter. We began purchasing inventory during the quarter ended March 31, 2013, and as of June 30, 2014, we had purchased $46 million of inventory under this agreement. As of June 30, 2014, our contractual obligations pursuant to this agreement for the remainder of 2014 and the years ended December 31, 2015 and 2016 were $12 million, $24 million and $10 million, respectively.

During 2010, an affiliate of our Sponsor settled a $75 million liability on our behalf in conjunction with a lawsuit settlement by entering into service contracts with the plaintiff. We recorded the portion settled by this affiliate as a capital contribution. Additionally, as part of the settlement, we entered into a guarantee with the plaintiff to pay any shortfall that this affiliate does not fund related to those service contracts up to the value of the settlement amount made by the affiliate. The remaining potential exposure under this guarantee as of June 30, 2014 was approximately $37 million. We have not accrued a liability for this guarantee as we believe the likelihood of any material funding to be remote.

We are involved in other litigation arising from the normal course of business, some of which includes claims for substantial sums. Accruals are recorded when the outcome is probable and can be reasonably estimated in accordance with applicable accounting requirements regarding accounting for contingencies. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2014 will not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

Note 17: Subsequent Events

Equity Method Investments Exchange

We have a portfolio of 11 hotels that we own through noncontrolling interests in equity method investments with one other partner.  In July 2014, we entered into an agreement to exchange our ownership interest in six of these hotels for the remaining interest in the other five hotels.  After the exchange, we will have a 100 percent ownership interest in five of the 11 hotels and will no longer hold a noncontrolling interest in the remaining six hotels.  The transaction will be accounted for as a business combination achieved in stages, which will require us to remeasure our investments in these unconsolidated equity method investments at fair value and recognize a gain or loss if the fair value is in excess of or below our carrying value, respectively. Additionally, we will recognize the identifiable assets acquired, primarily property and equipment, and mortgage debt assumed at fair value upon consolidation of the five hotels in which we will hold a 100 percent ownership interest. We are unable to estimate the fair value at this time.

Debt Repayment

In July 2014, we made a voluntary prepayment of $150 million on our Term Loans.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

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

Overview

Our Business

Hilton is one of the largest and fastest growing hospitality companies in the world, with 4,202 hotels, resorts and timeshare properties comprising 693,980 rooms in 93 countries and territories. Our premier brand portfolio includes our luxury hotel brands, Waldorf Astoria Hotels & Resorts and Conrad Hotels & Resorts, our full-service hotel brands, Hilton Hotels & Resorts, DoubleTree by Hilton, Embassy Suites Hotels and our newest brand, Curio - A Collection by Hilton, our focused-service hotel brands, Hilton Garden Inn, Hampton Hotels, Homewood Suites by Hilton and Home2 Suites by Hilton, and our timeshare brand, Hilton Grand Vacations. We have approximately 42 million members in our award-winning customer loyalty program, Hilton HHonors.

Segments and Regions

Management analyzes our operations and business by both operating segments and geographic regions. Our operations consist of three reportable segments that are based on similar products or services: management and franchise; ownership; and timeshare. The management and franchise segment provides services, which include hotel management and licensing of our brands to franchisees, as well as property management at timeshare properties. This segment generates its revenue from management and franchise fees charged to hotel owners, including our owned and leased hotels, and to homeowners' associations at timeshare properties. As a manager of hotels and timeshare resorts, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services. The ownership segment derives earnings from providing hotel room rentals, food and beverage sales and other services at our owned and leased hotels. The timeshare segment consists of multi-unit vacation ownership properties. This segment generates revenue by marketing and selling timeshare interests owned by Hilton and third parties, providing consumer financing for the timeshare interests and resort operations.

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

System Growth and Pipeline

As of June 30, 2014, approximately 76 percent of our system-wide hotel rooms were located in the U.S. We expect that the percentage of our hotel rooms outside the U.S. will continue to increase in future years as hotels in our pipeline open. To support our growth strategy, we continue to expand our development pipeline. As of June 30, 2014, we had a total of 1,230 hotels in our development pipeline, representing approximately 210,000 rooms under construction or approved for development throughout 75 countries and territories. As of June 30, 2014, over 106,000 rooms, representing over half of our development pipeline, were under construction. Of the approximately 210,000 rooms in the pipeline, 117,000 rooms, or more than half of the pipeline, were located outside the U.S. All of the rooms in the pipeline and under construction are within our management and franchise segment. We do not consider any development project relating to properties under our management and franchise segment to be material to us.

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

Additionally, in recent years we have entered into sales and marketing agreements to sell timeshare units on behalf of third-party developers. Our supply of third-party developed timeshare intervals was approximately 88,000, or 82 percent of our total supply, as of June 30, 2014.

Recent Events

On June 2, 2014 we introduced our newest brand: Curio - A Collection by Hilton. Created for travelers who seek local discovery and experiences, Curio will consist of a carefully selected collection of hotels that will retain their unique identity but are expected to deliver the many benefits of our system, including Hilton HHonors. As of June 30, 2014, three properties comprising 2,005 rooms, including the SLS Las Vegas Hotel & Casino, were in the pipeline and letters of intent were signed for an additional six properties comprising more than 2,100 rooms to be included in the collection.

On June 27, 2014, certain selling stockholders affiliated with Blackstone closed a secondary offering of 103,500,000 shares of our common stock (including 13,500,000 shares of common stock that were subject to the underwriters' option to purchase additional shares) at a price to the public of $22.50 per share. The shares offered and sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission ("SEC") on June 24, 2014. We did not offer any shares of common stock or receive any proceeds from the sale of shares in this offering. In addition, none of our officers or directors sold any shares of common stock beneficially owned by them in this offering.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. Of the 4,158 hotels in our system as of June 30, 2014, 3,598 were classified as comparable hotels. Our 560 non-comparable hotels included 37 properties, or less than one percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, business interruption, undergone large-scale capital projects or comparable results were not available.

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

Results of Operations
Three and Six Months Ended June 30, 2014 Compared with Three and Six Months Ended June 30, 2013
The hotel operating statistics by segment for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance		Six Months Ended	Variance
	June 30, 2014	2014 vs. 2013		June 30, 2014	2014 vs. 2013
Owned and leased hotels
Occupancy	81.1%	1.3%	pts.	76.9%	1.0%	pts.
ADR	$204.69	2.8%		$198.14	3.1%
RevPAR	$166.07	4.6%		$152.39	4.5%

Managed and franchised hotels
Occupancy	78.1%	2.0%	pts.	73.9%	2.1%	pts.
ADR	$136.74	4.2%		$135.30	3.9%
RevPAR	$106.80	7.0%		$100.00	6.9%

System-wide
Occupancy	78.4%	2.0%	pts.	74.2%	2.0%	pts.
ADR	$143.19	4.0%		$141.31	3.8%
RevPAR	$112.20	6.7%		$104.79	6.6%

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance		Six Months Ended	Variance
	June 30, 2014	2014 vs. 2013		June 30, 2014	2014 vs. 2013
Americas
Occupancy	79.5%	2.2%	pts.	75.2%	2.1%	pts.
ADR	$138.61	4.4%		$136.91	4.1%
RevPAR	$110.20	7.4%		$102.92	7.1%

Europe
Occupancy	78.7%	2.2%	pts.	72.1%	2.3%	pts.
ADR	$179.87	1.5%		$171.59	1.9%
RevPAR	$141.59	4.4%		$123.74	5.2%

MEA
Occupancy	62.3%	(3.7)%	pts.	61.7%	(2.8)%	pts.
ADR	$155.17	2.3%		$162.58	2.4%
RevPAR	$96.67	(3.4)%		$100.38	(2.0)%

Asia Pacific
Occupancy	66.1%	1.7%	pts.	66.6%	2.1%	pts.
ADR	$159.19	2.1%		$161.81	3.3%
RevPAR	$105.17	4.8%		$107.69	6.7%

During the three and six months ended June 30, 2014, we experienced RevPAR increases in all segments of our business as a result of increased occupancy and increased rates in market segments where demand outpaced supply. We experienced increased RevPAR in all regions during the three and six months ended June 30, 2014, except for MEA, which despite favorable variances in ADR, experienced a decrease in occupancy due to continued political unrest in certain portions of the region that has limited travel and reduced demand.

Revenues

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)			(in millions)
Owned and leased hotels	$1,117	$1,070	4.4	$2,062	$1,984	3.9
Management and franchise fees and other	354	299	18.4	666	561	18.7
Timeshare	276	261	5.7	555	507	9.5
	$1,747	$1,630	7.2	$3,283	$3,052	7.6

Revenues as presented in this section excludes other revenues from managed and franchised properties of $920 million and $750 million during the three months ended June 30, 2014 and 2013, respectively, and $1,747 million and $1,591 million during the six months ended June 30, 2014 and 2013, respectively.

Owned and leased hotels

During the three and six months ended June 30, 2014, the overall improved performance at our owned and leased hotels primarily was a result of improvement in RevPAR of 4.6 percent and 4.5 percent, respectively, at our comparable owned and leased hotels.

As of June 30, 2014, we had 35 consolidated owned and leased hotels located in the U.S., comprising 24,061 rooms. Revenues at our U.S. owned and leased hotels totaled $576 million and $543 million for the three months ended June 30, 2014 and 2013, respectively, and $1,076 million and $1,014 million for the six months ended June 30, 2014 and 2013, respectively. The increases were primarily the result of increases in RevPAR at our U.S. comparable owned and leased hotels of 6.4 percent and 5.7 percent, respectively, which were due to increases in ADR of 5.0 percent and 4.5 percent and occupancy of 1.1 percentage points and 1.0 percentage point, respectively. The increases in RevPAR at our U.S. comparable owned and leased hotels were attributable to both transient guests and group business. In addition, food and beverage revenues increased 5.5 percent and 7.4 percent for the three and six months ended June 30, 2014, respectively, primarily due to increased spending by group customers.

As of June 30, 2014, we had 89 consolidated owned and leased hotels located outside of the U.S., comprising 25,775 rooms. Revenues from our international (non-U.S.) owned and leased hotels totaled $541 million and $527 million for the three months ended June 30, 2014 and 2013, respectively, and $986 million and $970 million for the six months ended June 30, 2014 and 2013, respectively. The increases included favorable movements in foreign currency rates for the three and six months ended June 30, 2014 of $13 million and $8 million, respectively. On a currency neutral basis, revenues from our international owned and leased hotels increased $1 million and $8 million, respectively, primarily due to increases in RevPAR at our international comparable owned and leased hotels of 2.3 percent and 3.0 percent during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013.

Management and franchise fees and other

Management and franchise fee revenue for the three months ended June 30, 2014 and 2013 totaled $331 million and $287 million, respectively, and for the six months ended June 30, 2014 and 2013 totaled $624 million and $536 million, respectively. The increases in our management and franchise fee business reflected increases in RevPAR of 6.0 percent and 7.3 percent at our comparable managed and franchised properties, respectively, for the three months ended June 30, 2014, compared to the same period in 2013, and increases in RevPAR of 6.5 percent and 7.1 percent, respectively, for the six months ended June 30, 2014, compared to the same period in 2013. The increases in RevPAR for managed and franchised hotels were the result of both increased occupancy and ADR.

The addition of new hotels to our managed and franchised system also contributed to the growth in revenue. From June 30, 2013 to June 30, 2014 we added 38 managed properties on a net basis, contributing an additional 12,627 rooms to our system, as well as 125 franchised properties on a net basis, providing an additional 17,000 rooms to our system. As new hotels are established in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods.

Other revenues for the three months ended June 30, 2014 and 2013 were $23 million and $12 million, respectively, and for the six months ended June 30, 2014 and 2013 were $42 million and $25 million, respectively. The increases were primarily driven by increases in revenues earned by our purchasing operations.

Timeshare

Timeshare revenue for the three and six months ended June 30, 2014, compared to the same periods in 2013, increased $15 million and $48 million, respectively. The increases were due to increases in real estate sales, including sales of third-party developed intervals, of $4 million and $27 million, for the three and six months ended June 30, 2014, respectively. The increase for the six months ended June 30, 2014 was also generated from the recognition of previously deferred revenues resulting from the completed construction and opening of one of our developed properties in 2014. Additionally, there were increases of $8 million and $19 million in revenue from our resort operations for the three and six months ended June 30, 2014, respectively, due to increased transient rentals.

Operating Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)			(in millions)
Owned and leased hotels	$833	$804	3.6	$1,604	$1,547	3.7
Timeshare	188	181	3.9	365	351	4.0

Fluctuations in operating expenses at our owned and leased hotels can be attributed to various factors, including changes in occupancy levels, labor costs, utilities, taxes and insurance costs. The change in the number of occupied room nights directly affects certain variable expenses, which include payroll, supplies and other operating expenses.

U.S. owned and leased hotel expenses totaled $369 million and $355 million for the three months ended June 30, 2014 and 2013, respectively, and $726 million and $698 million for the six months ended June 30, 2014 and 2013, respectively. The increases were primarily due to increases in payroll costs and other variable costs resulting from increased revenues.

International owned and leased hotel expenses totaled $464 million and $449 million for the three months ended June 30, 2014 and 2013, respectively, and $878 million and $849 million for the six months ended June 30, 2014 and 2013, respectively. The increases included unfavorable movements in foreign currency rates of $13 million and $11 million, for the three and six months ended June 30, 2014, respectively. On a currency neutral basis, international owned and leased hotel expenses increased $2 million and $18 million for the three and six months ended June 30, 2014, respectively. The increase in currency neutral expenses for the six months ended June 30, 2014 was primarily due to a benefit of $11 million recognized as a reduction in rent expense during the six months ended June 30, 2013 relating to a termination payment received for one of our properties with a ground lease.

Timeshare expense increased $7 million and $14 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to increases in sales and marketing expenses, resulting from the increase in sales volume from both our owned properties and third-party developed properties.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)			(in millions)
Depreciation and amortization	$158	$149	6.0	$311	$309	0.6

Depreciation expense increased $2 million during the three months ended June 30, 2014 and decreased $10 million during the six months ended June 30, 2014, compared to the same periods in 2013. The decrease for the six months ended June 30, 2014 was primarily due to $10 million in accelerated depreciation as a result of a lease termination at one of our properties recognized during the six months ended June 30, 2013. Amortization expense increased $7 million and $12 million, respectively, primarily due to increases in capitalized software costs placed in service during and after the three and six months ended June 30, 2013.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)			(in millions)
General, administrative and other	$133	$92	44.6	$230	$189	21.7

General and administrative expenses consist of our corporate operations, compensation and related expenses, including share-based compensation, and other operating costs.

General and administrative expenses were $113 million and $81 million for the three months ended June 30, 2014 and 2013, respectively, and $193 million and $165 million for the six months ended June 30, 2014 and 2013, respectively. The increases were primarily due to share-based compensation expense of $12 million and $17 million for awards under the 2013 Omnibus Incentive Plan and increases of $5 million and $16 million of compensation expense related to the Promote plan. Additionally, we incurred $6 million of costs in connection with the sale of shares of our common stock by selling stockholders in connection with a secondary equity offering in June 2014. The increases for the six months ended June 30, 2014 were partially offset by the reversal of accruals related to the termination of a cash-based, long-term incentive plan that was replaced with a share-based compensation plan in the first quarter of 2014 resulting in an $18 million reduction in general and administrative expense.

Other expenses for the three months ended June 30, 2014 and 2013 were $20 million and $11 million, respectively, and for the six months ended June 30, 2014 and 2013 were $37 million and $24 million, respectively. The increases were primarily due to our purchasing operations, which is in line with the increase in other revenues.

Non-operating Income and Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)			(in millions)
Interest expense	$158	$131	20.6	$311	$274	13.5

Interest expense increased $27 million and $37 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to the amortization of debt issuance costs and interest rate swaps on debt entered into in October 2013, as well as the interest on our Securitized Timeshare Debt entered into in the second half of 2013.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)			(in millions)
Equity in earnings from unconsolidated affiliates	$8	$7	14.3	$12	$8	50.0

The increases in equity in earnings from unconsolidated affiliates were primarily due to improved performance of our unconsolidated affiliates.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)			(in millions)
Gain (loss) on foreign currency transactions	$32	$(39)	NM(1)	$46	$(82)	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The net gain (loss) on foreign currency transactions primarily relates to changes in foreign currency rates relating to short-term cross-currency intercompany loans.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)			(in millions)
Other gain (loss), net	$11	$(1)	NM(1)	$14	$6	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The other gain, net for the three and six months ended June 30, 2014 was primarily related to pre-tax gains of $12 million resulting from the sale of an owned hotel and a vacant parcel of land that occurred in the second quarter of 2014.

The other gain (loss), net for the six months ended June 30, 2013 was primarily related to a capital lease restructuring by one of our consolidated VIEs during the first quarter of 2013. The revised terms reduced the future minimum lease payments, resulting in a reduction of the capital lease obligation and a residual amount, which was recorded in other gain, net.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)			(in millions)
Income tax expense	$121	$84	44.0	$204	$122	67.2

The increases in income tax expense were primarily the result of an increase in U.S. federal taxes as a result of higher taxable income.

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

The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts:

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)			(in millions)
Revenues
Ownership	$1,126	$1,078	4.5	$2,078	$1,998	4.0
Management and franchise	371	326	13.8	702	608	15.5
Timeshare	276	261	5.7	555	507	9.5
Segment revenues	1,773	1,665	6.5	3,335	3,113	7.1
Other revenues from managed and franchised properties	920	750	22.7	1,747	1,591	9.8
Other revenues	25	15	66.7	46	30	53.3
Intersegment fees elimination	(51)	(50)	2.0	(98)	(91)	7.7
Total revenues	$2,667	$2,380	12.1	$5,030	$4,643	8.3

Adjusted EBITDA
Ownership	$291	$271	7.4	$470	$445	5.6
Management and franchise	371	326	13.8	702	608	15.5
Timeshare	69	60	15.0	154	119	29.4
Corporate and other	(80)	(67)	19.4	(131)	(135)	(3.0)
Adjusted EBITDA	$651	$590	10.3	$1,195	$1,037	15.2

Ownership

Ownership segment revenues increased $48 million and $80 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to an improvement in RevPAR of 4.6 percent and 4.5 percent, respectively, at our comparable owned and leased hotels. Our ownership segment's Adjusted EBITDA increased $20 million and $25 million, respectively, primarily as a result of the increases in ownership segment revenues, offset by the increases in owned and leased operating expenses of $29 million and $57 million, respectively. Refer to "—Revenues—Owned and leased hotels" and "—Operating Expenses—Owned and leased hotels" for further discussion on the increases in revenues and operating expenses at our owned and leased hotels.

Management and franchise

Management and franchise segment revenues increased $45 million and $94 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily as a result of increases in RevPAR at our comparable managed and franchised properties of 7.0 percent and 6.9 percent, for the three and six months ended June 30, 2014, compared to the same periods in 2013, as well as the net addition of hotels to our managed and franchised system. Refer to "—Revenues—Management and franchise and other" for further discussion on the increase in revenues from our managed and franchised properties. Our management and franchise segment's Adjusted EBITDA increased as a result of the increase in management and franchise segment revenues.

Timeshare

Our timeshare segment's Adjusted EBITDA increased $9 million and $35 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, as a result of the increases in timeshare revenues of $15 million and $48 million, respectively, offset by the increases in timeshare operating expenses of $7 million and $14 million, respectively. Refer to "—Revenues—Timeshare" and "—Operating Expenses—Timeshare" for a discussion of the increases in revenues and operating expenses from our timeshare segment.

Supplemental Financial Data for Unrestricted U.S. Real Estate Subsidiaries

As of June 30, 2014, we owned a majority or controlling financial interest in 48 hotels, representing 27,060 rooms. Of these owned hotels, 24 hotels, representing an aggregate of 20,046 rooms as of June 30, 2014, are owned by subsidiaries that we collectively refer to as our "Unrestricted U.S. Real Estate Subsidiaries." The properties held by our Unrestricted U.S. Real Estate Subsidiaries secure our $3.5 billion CMBS Loan and a $525 million mortgage loan and are not included in the collateral securing our senior secured credit facility. In addition, the Unrestricted U.S. Real Estate Subsidiaries are not subject to any of the restrictive covenants in the indenture that governs our $1.5 billion of 5.625% senior notes due in 2021 (the "Senior Notes"), which are unsecured.

We have included this supplemental financial data to comply with certain financial information requirements regarding our Unrestricted U.S. Real Estate Subsidiaries set forth in the indenture that governs our Senior Notes. For the six months ended June 30, 2014, the Unrestricted U.S. Real Estate Subsidiaries represented 19.6 percent of our total revenues, 19.3 percent of net income attributable to Hilton stockholders and 24.6 percent of our Adjusted EBITDA, and as of June 30, 2014, represented 32.6 percent of our total assets and 29.9 percent of our total liabilities.

The following table presents supplemental unaudited financial data, as required by the indenture that governs our Senior Notes, for our Unrestricted U.S. Real Estate Subsidiaries:

	Six Months Ended
	June 30,
	2014	2013
	(in millions)
Revenues	$984	$934
Net income attributable to Hilton stockholders	64	101
Capital expenditures for property and equipment	62	64
Adjusted EBITDA(1)	294	277
Cash provided by (used in):
Operating activities	125	192
Investing activities	(62)	(92)
Financing activities	(50)	(81)
____________

(1)
The following table provides a reconciliation of our Unrestricted U.S. Real Estate Subsidiaries' EBITDA and Adjusted EBITDA to net income attributable to Hilton stockholders, which we believe is the most closely comparable U.S. GAAP financial measure:

	Six Months Ended
	June 30,
	2014	2013
	(in millions)
Adjusted EBITDA	$294	$277
Other adjustment items	—	(3)
EBITDA	294	274
Interest expense(1)	(83)	—
Income tax expense	(46)	(72)
Depreciation and amortization	(101)	(101)
Net income attributable to Hilton stockholders	$64	$101
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

The following table presents supplemental unaudited financial data, as required by the indenture that governs our Senior Notes, for our Unrestricted U.S. Real Estate Subsidiaries:

	June 30,	December 31,
	2014	2013
	(in millions)
Assets	$8,640	$8,649
Liabilities	6,499	6,496

Liquidity and Capital Resources

Overview

As of June 30, 2014, we had total cash and cash equivalents of $829 million, including $284 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balances related to cash collateral on our self-insurance programs and escrowed cash from our timeshare operations.

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

During the six months ended June 30, 2014, we made voluntary prepayments of $450 million on our Term Loans.

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

Sources and Uses Of Our Cash and Cash Equivalents

The following table summarizes our net cash flows and key metrics related to our liquidity:

	As of and for the six months ended June 30,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Net cash provided by operating activities	$512	$638	(19.7)
Net cash used in investing activities	(121)	(183)	(33.9)
Net cash used in financing activities	(441)	(534)	(17.4)
Working capital surplus(1)	297	503	(41.0)
____________

(1)	Total current assets less total current liabilities.

Our ratio of current assets to current liabilities was 1.14 and 1.11 as of June 30, 2014 and December 31, 2013, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from management and franchise fee revenue, operating income from our owned and leased hotels and resorts and sales of timeshare units.

The $126 million decrease in net cash provided by operating activities was primarily due to an increase in cash paid for taxes of $101 million during the six months ended June 30, 2014, compared to the same period in 2013 due to larger estimated payments for 2014 as a result of an increase in our estimated taxable income for 2014.

Investing Activities

The $62 million decrease in net cash used in investing activities was primarily attributable to $30 million in cash used for acquisitions during the six months ended June 30, 2013, as compared to no cash used for acquisitions during the six months ended June 30, 2014. Additionally, we received proceeds of $35 million from asset dispositions during the six months ended June 30, 2014, as compared to no proceeds received during the six months ended June 30, 2013. We also had a decrease in capital expenditures of $11 million during the six months ended June 30, 2014, compared to the same period in 2013. These were offset by increases in contract acquisition costs and software capitalization costs of $11 million and $6 million, respectively, during the six months ended June 30, 2014, compared to the same period in 2013.

For the three months ended June 30, 2014 and 2013, we capitalized labor costs relating to capital expenditures and software development, of $2 million and $5 million, respectively, and for the six months ended June 30, 2014 and 2013 we capitalized $3 million and $7 million, respectively.

Financing Activities

The $93 million decrease in net cash used in financing activities was primarily attributable to the decrease in debt repayments of $169 million during the six months ended June 30, 2014, compared to the same period in 2013, offset by a decrease in borrowings of $101 million during the six months ended June 30, 2014, compared to the same period in 2013. Additionally, there was a capital contribution of $13 million related to the sale of certain land and easement rights, as well as the rights to the name, plans, designs, contracts and other documents in connection with a timeshare project to a related party during the second quarter of 2014.

Capital Expenditures

Our capital expenditures for property and equipment of $110 million and $121 million during the six months ended June 30, 2014 and 2013, respectively, primarily consisted of expenditures related to the renovation of existing owned and leased properties and our corporate facilities. Our software capitalization costs of $32 million and $26 million, respectively, related to various systems initiatives for the benefit of our hotel owners and our overall corporate operations. As of June 30, 2014, we had outstanding commitments under construction contracts of approximately $144 million for capital expenditures at certain owned and leased properties, including our consolidated VIEs. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

Senior Secured Credit Facility

Our Revolving Credit Facility provides for $1.0 billion in borrowings, including the ability to draw up to $150 million in the form of letters of credit. As of June 30, 2014, we had $48 million of letters of credit outstanding under our Revolving Credit Facility, and a borrowing capacity of $952 million. We are currently required to pay a commitment fee of 0.125 percent per annum under the Revolving Credit Facility in respect of the unused commitments thereunder.

Debt

As of June 30, 2014, our total indebtedness, excluding $264 million of our share of debt of our investments in affiliates, was approximately $12.3 billion, including $997 million of non-recourse debt. For further information on our total indebtedness and debt repayments, refer to Note 7: "Debt" in our unaudited condensed consolidated financial statements.

The obligations of our senior secured credit facility are unconditionally and irrevocably guaranteed by us and all of our direct or indirect wholly owned material domestic subsidiaries, excluding our subsidiaries that are prohibited from providing guarantees as a result of the agreements governing our Timeshare Facility and/or our Securitized Timeshare Debt and our subsidiaries that secure our CMBS Loan and other mortgage loans. Additionally, none of our foreign subsidiaries or our non-wholly owned domestic subsidiaries guarantee our senior secured credit facility.

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

Letters of Credit

We had a total of $48 million in letters of credit outstanding as of June 30, 2014, the majority of which were outstanding under our Revolving Credit Facility and related to our guarantees on debt and other obligations of third parties and self-insurance programs. The maturities of the letters of credit were within one year as of June 30, 2014.

Off-Balance Sheet Arrangements

See Note 16: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for discussion of our off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2013. Since the date of our Annual Report on Form 10-K, there have been no material changes to our critical accounting policies or the methods or assumptions we apply under them, with the exception of certain critical accounting estimates related to share-based compensation granted during the six months ended June 30, 2014 as discussed below.

Share-based Compensation

During the six months ended June 30, 2014, we granted RSUs, stock options and performance shares (based on (1) relative shareholder return and (2) Hilton's EBITDA CAGR). The process of estimating the fair value of stock-based compensation awards and recognizing the associated expense over the requisite service period involves significant management estimates and assumptions. Refer to Note 12: "Share-Based Compensation" in our unaudited condensed consolidated financial statements for additional discussion. Any changes to these estimates will affect the amount of compensation expense we recognize with respect to future grants.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     Risk Factors

As of June 30, 2014, there have been no material changes from the risk factors previously disclosed in response to "Part I —Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

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

Date: August 1, 2014