Form 10-Q
period 2014-09-30
Hilton Worldwide Holdings Inc.
filed 2014-10-31
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of October 27, 2014 was 984,617,365.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$543	$594
Restricted cash and cash equivalents	288	266
Accounts receivable, net of allowance for doubtful accounts of $28 and $32	862	731
Inventories	350	396
Deferred income tax assets	23	23
Current portion of financing receivables, net	56	94
Current portion of securitized financing receivables, net	64	27
Prepaid expenses	172	148
Other	56	104
Total current assets (variable interest entities - $206 and $97)	2,414	2,383

Property, Investments and Other Assets:
Property and equipment, net	9,124	9,058
Financing receivables, net	381	635
Securitized financing receivables, net	433	194
Investments in affiliates	174	260
Goodwill	6,185	6,220
Brands	4,987	5,013
Management and franchise contracts, net	1,346	1,452
Other intangible assets, net	695	751
Deferred income tax assets	195	193
Other	390	403
Total property, investments and other assets (variable interest entities - $664 and $408)	23,910	24,179

TOTAL ASSETS	$26,324	$26,562

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$2,003	$2,079
Current maturities of long-term debt	3	4
Current maturities of non-recourse debt	124	48
Income taxes payable	10	11
Total current liabilities (variable interest entities - $234 and $86)	2,140	2,142

Long-term debt	11,124	11,751
Non-recourse debt	813	920
Deferred revenues	544	674
Deferred income tax liabilities	5,137	5,053
Liability for guest loyalty program	637	597
Other	1,179	1,149
Total liabilities (variable interest entities - $922 and $583)	21,574	22,286

Commitments and contingencies - see Note 17

Equity:
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 30,000,000,000 authorized shares, 984,617,365 issued and outstanding as of September 30, 2014 and 984,615,364 issued and outstanding as of December 31, 2013	10	10
Additional paid-in capital	10,000	9,948
Accumulated deficit	(4,816)	(5,331)
Accumulated other comprehensive loss	(404)	(264)
Total Hilton stockholders' equity	4,790	4,363
Noncontrolling interests	(40)	(87)
Total equity	4,750	4,276

TOTAL LIABILITIES AND EQUITY	$26,324	$26,562

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Owned and leased hotels	$1,079	$998	$3,141	$2,982
Management and franchise fees and other	364	307	1,030	868
Timeshare	295	302	850	809
	1,738	1,607	5,021	4,659
Other revenues from managed and franchised properties	906	842	2,653	2,433
Total revenues	2,644	2,449	7,674	7,092

Expenses
Owned and leased hotels	816	780	2,420	2,327
Timeshare	199	194	564	545
Depreciation and amortization	159	146	470	455
General, administrative and other	119	130	349	319
	1,293	1,250	3,803	3,646
Other expenses from managed and franchised properties	906	842	2,653	2,433
Total expenses	2,199	2,092	6,456	6,079

Operating income	445	357	1,218	1,013

Interest income	2	2	8	5
Interest expense	(156)	(127)	(467)	(401)
Equity in earnings from unconsolidated affiliates	4	3	16	11
Gain (loss) on foreign currency transactions	(5)	39	41	(43)
Other gain (loss), net	24	(1)	38	5

Income before income taxes	314	273	854	590

Income tax expense	(127)	(70)	(331)	(192)

Net income	187	203	523	398
Net income attributable to noncontrolling interests	(4)	(3)	(8)	(9)
Net income attributable to Hilton stockholders	$183	$200	$515	$389

Earnings per share
Basic and diluted	$0.19	$0.22	$0.52	$0.42

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$187	$203	$523	$398
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $(95), $(131), $7 and $24	(212)	174	(131)	(7)
Pension liability adjustment, net of tax of $(2), $(1), $(3) and $6	(1)	(2)	3	10
Cash flow hedge adjustment, net of tax of $(3), $—, $2 and $—	5	—	(4)	—
Total other comprehensive income (loss)	(208)	172	(132)	3

Comprehensive income (loss)	(21)	375	391	401
Comprehensive income attributable to noncontrolling interests	(8)	(1)	(10)	(23)
Comprehensive income (loss) attributable to Hilton stockholders	$(29)	$374	$381	$378

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities
Net income	$523	$398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	470	455
Equity in earnings from unconsolidated affiliates	(16)	(11)
Loss (gain) on foreign currency transactions	(41)	43
Other gain, net	(38)	(5)
Share-based compensation	57	5
Distributions from unconsolidated affiliates	20	18
Deferred income taxes	(62)	66
Change in restricted cash and cash equivalents	(3)	(66)
Working capital changes and other	(11)	121
Net cash provided by operating activities	899	1,024

Investing Activities
Capital expenditures for property and equipment	(184)	(167)
Acquisitions	—	(30)
Payments received on other financing receivables	18	3
Issuance of other financing receivables	(1)	(8)
Investments in affiliates	(6)	(4)
Distributions from unconsolidated affiliates	32	16
Proceeds from asset dispositions	40	—
Contract acquisition costs	(54)	(12)
Software capitalization costs	(45)	(50)
Net cash used in investing activities	(200)	(252)

Financing Activities
Borrowings	350	702
Repayment of debt	(1,075)	(1,602)
Debt issuance costs	(9)	—
Change in restricted cash and cash equivalents	(19)	114
Capital contribution	13	—
Distributions to noncontrolling interests	(3)	(3)
Net cash used in financing activities	(743)	(789)

Effect of exchange rate changes on cash and cash equivalents	(7)	(14)
Net decrease in cash and cash equivalents	(51)	(31)
Cash and cash equivalents, beginning of period	594	755

Cash and cash equivalents, end of period	$543	$724

Supplemental Disclosures
Cash paid during the year:
Interest	$353	$395
Income taxes, net of refunds	284	84

Non-cash investing activities:
Acquisition of property and equipment	$144	$—
Acquisition of other intangible assets	1	—
Disposition of equity investments	(59)	—
Capital lease restructuring	11	(44)

Non-cash financing activities:
Assumption of long-term debt	$64	$—
Capital lease restructuring	11	(48)

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock					Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2013	985	$10	$9,948	$(5,331)	$(264)	$(87)	$4,276
Net income	—	—	—	515	—	8	523
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(133)	2	(131)
Pension liability adjustment	—	—	—	—	3	—	3
Cash flow hedge adjustment	—	—	—	—	(4)	—	(4)
Other comprehensive income (loss)	—	—	—	—	(134)	2	(132)
Share-based compensation	—	—	73	—	—	—	73
Capital contribution	—	—	13	—	—	—	13
Distributions	—	—	—	—	—	(3)	(3)
Equity contributions to consolidated variable interest entities	—	—	(34)	—	(6)	40	—
Balance as of September 30, 2014	985	$10	$10,000	$(4,816)	$(404)	$(40)	$4,750

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock					Noncontrolling Interests
	Shares(1)	Amount					Total
Balance as of December 31, 2012	921	$1	$8,452	$(5,746)	$(406)	$(146)	$2,155
Net income	—	—	—	389	—	9	398
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(21)	14	(7)
Pension liability adjustment	—	—	—	—	10	—	10
Other comprehensive income (loss)	—	—	—	—	(11)	14	3
Distributions	—	—	—	—	—	(3)	(3)
Balance as of September 30, 2013	921	$1	$8,452	$(5,357)	$(417)	$(126)	$2,553
____________

(1)	Shares of common stock outstanding have been adjusted for a stock split which occurred in December 2013.

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. ("Hilton" together with its subsidiaries, "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world based upon the number of hotel rooms and timeshare units under our 12 distinct brands. We are engaged in owning, leasing, managing, developing and franchising hotels, resorts and timeshare properties. As of September 30, 2014, we owned, leased, managed or franchised 4,221 hotel and resort properties, totaling 698,402 rooms in 93 countries and territories, as well as 44 timeshare properties comprising 6,794 units.

In December 2013, we completed a 9,205,128-for-1 stock split on issued and outstanding shares, which is reflected in all share and per share data presented in our condensed consolidated financial statements and accompanying notes.

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Note 2: Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11 ("ASU 2013-11"), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists in the applicable jurisdiction to settle any additional income taxes that would result from disallowance of the tax position. The provisions of ASU 2013-11 were effective, prospectively, for reporting periods beginning after December 15, 2013. The adoption of this ASU resulted in the reclassification of $108 million of unrecognized tax benefits against deferred income tax assets.

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

Accounting Standards Not Yet Adopted

In August 2014, the FASB issued ASU No. 2014-15 ("ASU 2014-15"), Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU requires management to assess and evaluate whether conditions or events exist, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements issue date. The provisions of ASU 2014-15 are effective for annual periods beginning after December 15, 2016 and for annual and interim periods thereafter; early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08 ("ASU 2014-08"), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU amends guidance on reporting discontinued operations only if the disposal of a component of an entity or group of components of an entity represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The provisions of ASU 2014-08 should be applied prospectively for all disposals of components of an entity and for all businesses that, on acquisition, are classified as held for sale that occurred within annual periods beginning on or after December 15, 2014, and interim periods within. We have elected, as permitted by the standard, to early adopt ASU 2014-08 effective for components disposed of or held for sale on or after October 1, 2014. The adoption is not expected to have a material effect on our consolidated financial statements.

Note 3: Acquisitions

Equity Investments Exchange

We had a portfolio of 11 hotels we owned through noncontrolling interests in equity investments with one other partner. In July 2014, we entered into an agreement to exchange with our partner our ownership interest in six of these hotels for the remaining interest in the other five hotels. As a result of this exchange, we have a 100 percent ownership interest in five of the 11 hotels and no longer have any ownership interest in the remaining six hotels. The following is a listing of all 11 hotels involved in this exchange, including pre-exchange and post-exchange ownership percentages:

Property	Pre-Exchange Ownership %	Post-Exchange Ownership %
Embassy Suites Atlanta – Perimeter Center	50%	100%
Embassy Suites Kansas City – Overland Park	50%	100%
Embassy Suites Kansas City – Plaza	50%	100%
Embassy Suites Parsippany	50%	100%
Embassy Suites San Rafael – Marin County	50%	100%
Embassy Suites Austin – Central	50%	—%
Embassy Suites Chicago – Lombard/Oak Brook	50%	—%
Embassy Suites Raleigh – Crabtree	50%	—%
Embassy Suites San Antonio – International Airport	50%	—%
Embassy Suites San Antonio – NW I-10	50%	—%
DoubleTree Guest Suites Austin	10%	—%

This transaction was accounted for as a business combination achieved in stages, resulting in a remeasurement gain based upon the fair values of the equity investments. The carrying values of these equity investments immediately before the exchange were $59 million and the fair values of these equity investments immediately before the exchange were $83 million, resulting in a pre-tax gain of $24 million recognized in other gain (loss), net in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014. We also incurred transaction-related costs of $1 million recognized in other gain (loss), net in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014. Following the exchange, we consolidated the five hotels we owned 100 percent.

The fair value of the assets and liabilities acquired as a result of the exchange were as follows:

(in millions)
Cash and cash equivalents	$2
Property and equipment	144
Other intangible assets	1
Long-term debt	(64)
Net assets acquired	$83

See Note 10: "Fair Value Measurements" for additional details on the fair value techniques and inputs used for the remeasurement of the assets and liabilities.

The results of operations from the five wholly owned hotels included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 following the exchange were not material.

Land Parcel

During the nine months ended September 30, 2013, we acquired a parcel of land for $28 million, which we previously leased under a long-term ground lease.

Note 4: Property and Equipment

Property and equipment were as follows:

	September 30,	December 31,
	2014	2013
	(in millions)
Land	$4,115	$4,098
Buildings and leasehold improvements	5,706	5,511
Furniture and equipment	1,203	1,172
Construction-in-progress	97	67
	11,121	10,848
Accumulated depreciation and amortization	(1,997)	(1,790)
	$9,124	$9,058

Depreciation and amortization expense on property and equipment, including amortization of assets recorded under capital leases, was $79 million and $77 million during the three months ended September 30, 2014 and 2013, respectively, and $235 million and $243 million during the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 and December 31, 2013, property and equipment included approximately $150 million and $130 million, respectively, of capital lease assets primarily consisting of buildings and leasehold improvements, net of $64 million and $59 million, respectively, of accumulated depreciation and amortization.

During the nine months ended September 30, 2014, we completed the sale of two hotels for approximately $9 million and a vacant parcel of land for approximately $6 million. As a result of these sales, we recognized a pre-tax gain of $13 million, including the reclassification of a currency translation adjustment of $3 million, which was previously recognized in accumulated other comprehensive loss. The gain was included in other gain (loss), net in our condensed consolidated statement of operations. Additionally, we completed the sale of certain land and easement rights to a related party in connection with a timeshare project during the nine months ended September 30, 2014. As a result, the related party acquired the rights to the name, plans, designs, contracts and other documents related to the timeshare project. The total consideration received for this transaction was approximately $37 million. We recognized $13 million, net of tax, as a capital contribution within additional paid-in capital, representing the excess of the fair value of the consideration received over the carrying value of the assets sold.

Note 5: Financing Receivables

Financing receivables were as follows:

	September 30, 2014
	Securitized Timeshare	Unsecuritized Timeshare	Other	Total
	(in millions)
Financing receivables	$459	$412	$24	$895
Less: allowance	(26)	(54)	(1)	(81)
	433	358	23	814

Current portion of financing receivables	68	63	2	133
Less: allowance	(4)	(9)	—	(13)
	64	54	2	120

Total financing receivables	$497	$412	$25	$934

	December 31, 2013
	Securitized Timeshare	Unsecuritized Timeshare	Other	Total
	(in millions)
Financing receivables	$205	$654	$49	$908
Less: allowance	(11)	(67)	(1)	(79)
	194	587	48	829

Current portion of financing receivables	29	106	—	135
Less: allowance	(2)	(12)	—	(14)
	27	94	—	121

Total financing receivables	$221	$681	$48	$950

Timeshare Financing Receivables

As of September 30, 2014, we had 51,923 timeshare financing receivables with interest rates ranging from zero percent to 20.50 percent, a weighted average interest rate of 12.16 percent, a weighted average remaining term of 7.4 years and maturities through 2025. As of September 30, 2014 and December 31, 2013, we had ceased accruing interest on timeshare financing receivables with aggregate principal balances of $31 million and $32 million, respectively.

In June 2014, we completed a securitization of approximately $357 million of gross timeshare financing receivables and issued approximately $304 million of 1.77 percent notes and approximately $46 million of 2.07 percent notes, which have a stated maturity date in November 2026. The securitization transaction did not qualify as a sale for accounting purposes and, accordingly, no gain or loss was recognized. In August 2013, we completed a securitization of approximately $255 million of gross timeshare financing receivables and issued $250 million of 2.28 percent notes that have a stated maturity date in January 2026. The proceeds from both transactions are presented as debt (collectively, the "Securitized Timeshare Debt"). See Note 8: "Debt" for additional details.

In May 2013, we entered into a revolving non-recourse timeshare financing receivables credit facility ("Timeshare Facility") that is secured by certain of our timeshare financing receivables. As of September 30, 2014 and December 31, 2013, we had $164 million and $492 million, respectively, of gross timeshare financing receivables secured under our Timeshare Facility.

The changes in our allowance for uncollectible timeshare financing receivables were as follows:

	Nine Months Ended
	September 30,
	2014	2013
	(in millions)
Beginning balance	$92	$93
Write-offs	(24)	(19)
Provision for uncollectibles on sales	25	20
Ending balance	$93	$94

Our timeshare financing receivables as of September 30, 2014 mature as follows:

	Securitized Timeshare	Unsecuritized Timeshare
Year	(in millions)
2014 (remaining)	$17	$27
2015	68	48
2016	71	51
2017	73	52
2018	72	52
Thereafter	226	245
	527	475
Less: allowance	(30)	(63)
	$497	$412

The following table details an aged analysis of our gross timeshare financing receivables balance:

	September 30,	December 31,
	2014	2013
	(in millions)
Current	$958	$948
30 - 89 days past due	13	14
90 - 119 days past due	3	4
120 days and greater past due	28	28
	$1,002	$994

Note 6: Investments in Affiliates

Investments in affiliates were as follows:

	September 30,	December 31,
	2014	2013
	(in millions)
Equity investments	$157	$245
Other investments	17	15
	$174	$260

We maintain investments in affiliates accounted for under the equity method, which are primarily investments in entities that owned or leased 16 and 30 hotels as of September 30, 2014 and December 31, 2013, respectively. These entities had total debt of approximately $0.9 billion and $1.1 billion as of September 30, 2014 and December 31, 2013, respectively. Substantially all of the debt is secured solely by the affiliates' assets or is guaranteed by other partners without recourse to us. We were the creditor on $2 million and $17 million of debt from unconsolidated affiliates as of September 30, 2014 and December 31, 2013, respectively, which was included in financing receivables, net in our condensed consolidated balance sheets.

In July 2014, we exchanged our noncontrolling ownership interest in six hotels, held as part of a portfolio that owned 11 hotels previously classified in investments in affiliates and accounted for under the equity method, for the remaining interest in the other five hotels, the acquisition of which we accounted for as a business combination. See Note 3: "Acquisitions" for additional details.

Note 7: Consolidated Variable Interest Entities

As of September 30, 2014 and December 31, 2013, we consolidated five and four variable interest entities ("VIEs"), respectively. During the nine months ended September 30, 2014 and 2013, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Two of these VIEs lease hotels from unconsolidated affiliates in Japan. We hold a significant ownership interest in these VIEs and have the power to direct the activities that most significantly affect their economic performance. Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised $32 million and $42 million of cash and cash equivalents, $45 million and $26 million of property and equipment, net, and $264 million and $284 million of non-recourse debt as of September 30, 2014 and December 31, 2013, respectively. The assets of these entities are only available to settle the obligations of these entities. Interest expense related to the non-recourse debt of these two consolidated VIEs was $3 million and $5 million during the three months ended September 30, 2014 and 2013, respectively, and $13 million and $20 million during the nine months ended September 30, 2014 and 2013, respectively, and was included in interest expense in our condensed consolidated statements of operations.

In September 2014, we acquired an additional ownership interest in one of our consolidated VIEs in Japan. The effect of this acquisition was recognized during the three months ended September 30, 2014, resulting in a decrease in additional paid-in capital of $6 million, a decrease in accumulated other comprehensive loss of $1 million and an increase in noncontrolling interests of $5 million. Additionally, we identified an immaterial error as of and for the years ended December 31, 2013, 2012 and 2011 with respect to accounting for the acquisition of additional ownership interests in our consolidated VIEs in Japan. The cumulative effect of the correction of these transactions resulted in a decrease in additional paid-in capital of $28 million, an increase in accumulated other comprehensive loss of $7 million and an increase in noncontrolling interests of $35 million, and had no net effect on total assets, total liabilities or total equity in any period. The correction has been reflected in our condensed consolidated balance sheet as of September 30, 2014 and within equity contributions to consolidated variable interest entities in our condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2014, and did not affect our condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss) or condensed consolidated statements of cash flows for the nine months ended September 30, 2014.

In February 2013, one of our consolidated VIEs in Japan signed a Memorandum of Understanding to restructure the terms of its capital lease. The effect of the capital lease restructuring was recognized during the three months ended March 31, 2013, resulting in a reduction in property and equipment, net of $44 million and a reduction in non-recourse debt of $48 million.

In June 2014 and August 2013, we formed VIEs associated with each of our securitization transactions to issue our Securitized Timeshare Debt. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance, the obligation to absorb their losses and the right to receive benefits that are significant to them. As of September 30, 2014 and December 31, 2013, our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised $20 million and $8 million of restricted cash and cash equivalents, $497 million and $221 million of securitized financing receivables, net and $511 million and $222 million of non-recourse debt, respectively. Our condensed consolidated statements of operations included interest income related to these VIEs of $17 million and $9 million for the three months ended September 30, 2014 and 2013, respectively, and $36 million and $9 million for the nine months ended September 30, 2014 and 2013, respectively, included in timeshare revenue, as well as interest expense related to these VIEs of $4 million and $1 million, for the three months ended September 30, 2014 and 2013, respectively, and $7 million and $1 million for the nine months ended September 30, 2014 and 2013, respectively, included in interest expense. See Note 5: "Financing Receivables" and Note 8: "Debt" for additional details.

We have an additional consolidated VIE that owns one hotel that was immaterial to our condensed consolidated financial statements.

Note 8: Debt

Long-term Debt

Long-term debt balances, including obligations for capital leases, and associated interest rates were as follows:

	September 30,	December 31,
	2014	2013
	(in millions)
Senior secured term loan facility with a rate of 3.50%, due 2020	$5,300	$6,000
Senior notes with a rate of 5.625%, due 2021	1,500	1,500
Commercial mortgage-backed securities loan with an average rate of 4.05%, due 2018(1)	3,500	3,500
Mortgage loan with a rate of 2.30%, due 2018	525	525
Mortgage notes with an average rate of 5.17%, due 2016 to 2017	196	133
Other unsecured notes with a rate of 7.50%, due 2017	54	53
Capital lease obligations with an average rate of 6.06%, due 2015 to 2097	76	73
	11,151	11,784
Less: current maturities of long-term debt	(3)	(4)
Less: unamortized discount on senior secured term loan facility	(24)	(29)
	$11,124	$11,751
____________

(1)	The initial maturity date of the variable-rate component of this borrowing is November 1, 2015. We assumed all extensions, which are solely at our option, were exercised.

During the nine months ended September 30, 2014, we made voluntary prepayments of $700 million on our senior secured term loan facility (the "Term Loans").

As of September 30, 2014, we had $47 million of letters of credit outstanding under our $1.0 billion senior secured revolving credit facility (the "Revolving Credit Facility"), and a borrowing capacity of $953 million.

Under our commercial mortgage-backed securities loan secured by 23 of our U.S. owned real estate assets (the "CMBS Loan"), we are required to deposit with the lender certain cash reserves for restricted uses. As of September 30, 2014 and December 31, 2013, our condensed consolidated balance sheets included $47 million and $29 million, respectively, of restricted cash and cash equivalents related to the CMBS Loan.

Non-recourse Debt

Non-recourse debt, including obligations for capital leases, and associated interest rates were as follows:

	September 30,	December 31,
	2014	2013
	(in millions)
Capital lease obligations of consolidated VIEs with a rate of 6.34%, due 2018 to 2026	$239	$255
Non-recourse debt of consolidated VIEs with an average rate of 3.46%, due 2015 to 2018(1)	37	41
Timeshare Facility with a rate of 1.40%, due 2016	150	450
Securitized Timeshare Debt with an average rate of 1.98%, due 2026	511	222
	937	968
Less: current maturities of non-recourse debt	(124)	(48)
	$813	$920
____________

(1)	Excludes the non-recourse debt of our VIEs that issued the Securitized Timeshare Debt, as this is presented separately.

In September 2014, we reduced our total borrowing capacity, as permitted by the loan agreement, under the Timeshare Facility from $450 million to $300 million.

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

We are required to deposit payments received from customers on the pledged timeshare financing receivables and securitized timeshare financing receivables related to the Timeshare Facility and Securitized Timeshare Debt, respectively, into a depository account maintained by a third party. On a monthly basis, the depository account will first be utilized to make any required principal, interest and other payments due with respect to the Timeshare Facility and Securitized Timeshare Debt. After payment of all amounts due under the respective agreements, any remaining amounts will be remitted to us for use in our operations. The balance in the depository account, totaling $24 million and $20 million as of September 30, 2014 and December 31, 2013, respectively, was included in restricted cash and cash equivalents in our condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our long-term debt and non-recourse debt as of September 30, 2014 were as follows:

Year	(in millions)
2014 (remaining)	$34
2015	136
2016	433
2017	164
2018(1)	4,097
Thereafter	7,224
$12,088
____________

(1)	The CMBS Loan has three one-year extensions, solely at our option, that effectively extend maturity to November 1, 2018. We assumed all extensions for purposes of calculating maturity dates.

Note 9: Derivative Instruments and Hedging Activities

During the nine months ended September 30, 2014 and 2013, derivatives were used to hedge the interest rate risk associated with variable-rate debt. Certain of our loan agreements require us to hedge interest rate risk using derivative instruments.

Cash Flow Hedges

As of September 30, 2014, we held four interest rate swaps with an aggregate notional amount of $1.45 billion, which swap three-month LIBOR on the Term Loans to a fixed rate of 1.87 percent and expire in October 2018. We elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

Non-designated Hedges

As of September 30, 2014, we held one interest rate cap in the notional amount of $875 million, for the variable-rate component of the CMBS Loan, that expires in November 2015 and caps one-month LIBOR at 6.0 percent. We also held one interest rate cap in the notional amount of $525 million that expires in November 2015 and caps one-month LIBOR on a mortgage loan secured by one property at 4.0 percent. We did not elect to designate either of these interest rate caps as hedging instruments.

As of September 30, 2013, we held ten interest rate caps with an aggregate notional amount of $15.2 billion, which matured in November 2013. We did not elect to designate any of these ten interest rate caps as effective hedging instruments.

Fair Value of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated balance sheets were as follows:

	September 30, 2014		December 31, 2013
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
		(in millions)		(in millions)
Cash Flow Hedges:
Interest rate swaps	Other assets	$4	Other assets	$10

Non-designated Hedges:
Interest rate caps	Other assets	—	Other assets	—

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) before any effect for income taxes were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Classification of Gain (Loss) Recognized	2014	2013	2014	2013
		(in millions)
Cash Flow Hedges:
Interest rate swaps(1)	Other comprehensive income (loss)	$8	N/A	$(6)	N/A

Non-designated Hedges:
Interest rate caps	Other gain (loss), net	—	—	—	—
____________

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three and nine months ended September 30, 2014.

Note 10: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities, including related current portions, were as follows:

	September 30, 2014
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$290	$—	$290	$—
Restricted cash equivalents	97	—	97	—
Timeshare financing receivables	1,002	—	—	1,004
Interest rate swaps	4	—	4	—
Liabilities:
Long-term debt(1)(2)	11,051	1,606	—	9,592
Non-recourse debt(3)	661	—	—	657

	December 31, 2013
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$309	$—	$309	$—
Restricted cash equivalents	107	—	107	—
Timeshare financing receivables	994	—	—	996
Interest rate swaps	10	—	10	—
Liabilities:
Long-term debt(1)	11,682	57	1,560	10,358
Non-recourse debt(3)	672	—	—	670
____________

(1)	Excludes capital lease obligations with a carrying value of $76 million and $73 million as of September 30, 2014 and December 31, 2013, respectively.

(2)	As of September 30, 2014, the classification of certain long-term debt with a carrying value of $1,500 million changed from Level 2 to Level 1 upon the availability of active market pricing data.

(3)
Excludes capital lease obligations of consolidated VIEs with a carrying value of $239 million and $255 million as of September 30, 2014 and December 31, 2013, respectively, and non-recourse debt of consolidated VIEs with a carrying value of $37 million and $41 million as of September 30, 2014 and December 31, 2013, respectively.

We believe the carrying amounts of our current financial assets and liabilities and other financing receivables approximated fair value as of September 30, 2014 and December 31, 2013. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values. Proper classification of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

As a result of our acquisition of the remaining ownership interest in certain equity method investments, which occurred during the nine months ended September 30, 2014, we measured financial and nonfinancial assets and liabilities at fair value on a nonrecurring basis (see Note 3: "Acquisitions"), as follows:

Fair Value(1)
(in millions)
Property and equipment	$144
Long-term debt	64
____________

(1)	Fair value measurements using significant unobservable inputs (Level 3).

We estimated the fair value of the property and equipment using discounted cash flow analyses, with an estimated stabilized growth rate of 2 percent to 3 percent, discounted cash flow terms ranging from 11 years to 13 years, a terminal capitalization rate of 10 percent to 11 percent and a discount rate of 9 percent to 11 percent. The discount and terminal capitalization rates used for the fair value of the assets reflect the risk profile of the individual markets where the assets are located, and are not necessarily indicative of our hotel portfolio as a whole.

The fair value of the long-term debt assumed approximated the carrying amount as the interest rate under the loan agreement approximated current market rates.

Note 11: Income Taxes

At the end of each quarter we estimate the effective tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, foreign, state and local income taxes and reflects income tax expense or benefit resulting from our significant operations outside of the U.S. The lower effective tax rate, as compared to our statutory tax rate, for the three and nine months ended September 30, 2013, was largely affected by net decreases in unrecognized tax benefits.

Our total unrecognized tax benefits as of September 30, 2014 and December 31, 2013 were $378 million and $435 million, respectively. We had accrued balances of approximately $18 million and $45 million for the payment of interest and penalties as of September 30, 2014 and December 31, 2013, respectively. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. The net decrease to unrecognized tax benefits of $57 million and accrued interest and penalties of $27 million relates to a reduction to uncertain tax positions for calendar years 2006 and 2007 that were effectively settled during the nine months ended September 30, 2014 in connection with the receipt of a Revenue Agent Report from the Internal Revenue Service ("IRS").

As a result of the expected resolution of examination issues with federal, state and foreign tax authorities, we believe it is reasonably possible that during the next 12 months the amount of unrecognized tax benefits will decrease up to $1 million. Included in the balance of unrecognized tax benefits as of September 30, 2014 and December 31, 2013 were $342 million and $340 million, respectively, associated with positions that, if favorably resolved, would provide a benefit to our effective tax rate.

We file income tax returns, including returns for our subsidiaries, with federal, state and foreign jurisdictions. We are under regular and recurring audit by the IRS and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. We are no longer subject to U.S. federal income tax examination for years through 2004. As of September 30, 2014, we remain subject to federal examinations from 2005-2013, state examinations from 1999-2013 and foreign examinations of our income tax returns for the years 1996 through 2013. With respect to 2005 through October 2007 tax years, the IRS has completed its examination and the disputed assessments proposed by the IRS exam team have now been submitted to the IRS Appeals Office for review, during which we will have the opportunity to defend our position. State income tax returns are generally subject to examination for a period of three to five years after filing the respective return; however, the state effect of any federal tax return changes remains subject to examination by various states for a period generally of up to one year after formal notification to the states. The statute of limitations for the foreign jurisdictions generally ranges from three to ten years after filing the respective tax return.

Note 12: Employee Benefit Plans

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

The components of net periodic pension cost (credit) for the Domestic Plan, U.K. Plan and International Plans were as follows:

	Three Months Ended September 30,
	2014			2013
	Domestic Plan	U.K. Plan	International Plans	Domestic Plan	U.K. Plan	International Plans
	(in millions)
Service cost	$1	$1	$—	$1	$2	$1
Interest cost	5	4	1	4	4	1
Expected return on plan assets	(5)	(7)	(1)	(4)	(6)	(1)
Amortization of prior service cost (credit)	1	—	—	1	(1)	—
Amortization of net loss	—	1	—	—	1	—
Settlement losses	1	—	—	—	—	1
Net periodic pension cost (credit)	$3	$(1)	$—	$2	$—	$2

	Nine Months Ended September 30,
	2014			2013
	Domestic Plan	U.K. Plan	International Plans	Domestic Plan	U.K. Plan	International Plans
	(in millions)
Service cost	$5	$1	$2	$3	$4	$2
Interest cost	13	13	3	13	12	3
Expected return on plan assets	(14)	(19)	(3)	(14)	(17)	(3)
Amortization of prior service cost (credit)	3	—	—	3	(2)	—
Amortization of net loss	1	1	—	2	3	1
Settlement losses	2	—	—	—	—	2
Net periodic pension cost (credit)	$10	$(4)	$2	$7	$—	$5

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

Note 13: Share-Based Compensation

2013 Omnibus Incentive Plan

In February 2014, we issued time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options") and performance-vesting restricted stock units ("performance shares") under the 2013 Omnibus Incentive Plan.

We recorded share-based compensation expense for awards granted under the 2013 Omnibus Incentive Plan of $25 million and $60 million during the three and nine months ended September 30, 2014, respectively, which includes amounts reimbursed by hotel owners. As of September 30, 2014, unrecognized compensation costs for unvested awards was approximately $122 million, which is expected to be recognized over a weighted-average period of 2.0 years on a straight-line basis.

As of September 30, 2014, there were 72,595,341 shares of common stock available for future issuance under the 2013 Omnibus Incentive Plan.

Restricted Stock Units

During the nine months ended September 30, 2014, we issued 7,066,153 RSUs with a grant-date fair value of $21.53. The RSUs vest in annual installments over two or three years from the date of grant, subject to the individual’s continued employment through the applicable vesting date. Vested RSUs generally will be settled for our common stock, with the exception of certain awards that will be settled in cash.

Stock Options

During the nine months ended September 30, 2014, we issued 1,003,591 options with an exercise price of $21.53. As of September 30, 2014, no options were exercisable. The options vest over three years in equal annual installments from the date of grant, subject to the individual’s continued employment through the applicable vesting date, and will terminate 10 years from the date of grant or earlier if the individual’s service terminates. The exercise price is equal to the closing price of the Company’s common stock on the date of grant. The grant date fair value of each of these option grants was $7.58, which was determined using the Black-Scholes-Merton option-pricing model.

Performance Shares

During the nine months ended September 30, 2014, we issued 1,078,908 performance shares. The performance shares are settled at the end of the three-year performance period with 50 percent of the shares subject to achievement based on a measure of (1) the Company’s total shareholder return relative to the total shareholder returns of members of a peer company group ("relative shareholder return") and the other 50 percent of the shares subject to achievement based on (2) the Company’s earnings before interest expense, taxes and depreciation and amortization ("EBITDA") compound annual growth rate ("EBITDA CAGR"). The total number of performance shares that vest based on each performance measure (relative shareholder return and EBITDA CAGR) is based on an achievement factor that in each case, ranges from a zero to 200 percent payout.

The grant date fair value of each of the performance shares based on relative shareholder return was $23.56, which was determined using a Monte Carlo simulation valuation model. The grant-date fair value of each of the performance shares based on our EBITDA CAGR was $21.53. For these shares, we determined that the performance condition is probable of achievement and during the three and nine months ended September 30, 2014, we recognized compensation expense over the vesting period at the target amount of 100 percent. As of September 30, 2014, 1,060,464 performance shares were outstanding with a remaining life of 2.3 years.

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

In March 2014, the vesting conditions of these restricted shares of common stock for certain participants were modified such that the remaining 60 percent of each participant's award vested in June 2014. As a result of this modification, we recorded incremental compensation expense of $7 million during the nine months ended September 30, 2014. During the three and nine months ended September 30, 2014, total compensation expense under the Promote plan was $6 million and $25 million, respectively, and unrecognized compensation expense as of September 30, 2014 was $72 million, including $4 million that is expected to be recognized through December 2014 and $68 million that is subject to the achievement of a performance condition. No expense was recognized for the portion of the awards that are subject to the achievement of a performance condition in the form of a liquidity event, since such an event was not probable as of September 30, 2014.

We recorded compensation expense related to the Promote plan of $2 million and $5 million during the three and nine months ended September 30, 2013, respectively.

Cash-based Long-term Incentive Plan

In February 2014, we terminated a cash-based, long-term incentive plan and reversed the associated accruals resulting in a reduction of compensation expense of approximately $25 million for the nine months ended September 30, 2014.

Note 14: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$183	$200	$515	$389
Denominator:
Weighted average shares outstanding	985	921	985	921
Basic EPS	$0.19	$0.22	$0.52	$0.42

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$183	$200	$515	$389
Denominator:
Weighted average shares outstanding	987	921	986	921
Diluted EPS	$0.19	$0.22	$0.52	$0.42

Approximately 1 million share-based awards were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2014 because their effect would have been anti-dilutive under the treasury stock method.

Note 15: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2013	$(136)	$(134)	$6	$(264)

Other comprehensive loss before reclassifications	(129)	—	(4)	(133)
Amounts reclassified from accumulated other comprehensive loss	(4)	3	—	(1)
Net current period other comprehensive income (loss)	(133)	3	(4)	(134)

Equity contribution to consolidated variable interest entities	(6)	—	—	(6)

Balance as of September 30, 2014	$(275)	$(131)	$2	$(404)

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Total
	(in millions)
Balance as of December 31, 2012	$(212)	$(194)	$(406)

Other comprehensive income (loss) before reclassifications	(21)	6	(15)
Amounts reclassified from accumulated other comprehensive loss	—	4	4
Net current period other comprehensive income (loss)	(21)	10	(11)

Balance as of September 30, 2013	$(233)	$(184)	$(417)
____________

(1)	Includes net investment hedges.

The following table presents additional information about reclassifications out of accumulated other comprehensive loss:

	Nine Months Ended
	September 30,
	2014	2013
	(in millions)
Currency translation adjustment:
Sale and liquidation of foreign assets(1)	$3	$(1)
Gains on net investment hedges(2)	1	1
Tax benefit(3)(4)	—	—
Total currency translation adjustment reclassifications for the period, net of taxes	4	—

Pension liability adjustment:
Amortization of prior service cost(5)	(3)	(1)
Amortization of net loss(5)	(2)	(6)
Tax benefit(3)	2	3
Total pension liability adjustment reclassifications for the period, net of taxes	(3)	(4)

Total reclassifications for the period, net of tax	$1	$(4)
____________

(1)
Reclassified out of accumulated other comprehensive loss to other gain (loss), net in our condensed consolidated statements of operations. Amounts in parentheses indicate a loss in our condensed consolidated statements of operations.

(2)	Reclassified out of accumulated other comprehensive loss to gain (loss) on foreign currency transactions in our condensed consolidated statements of operations.

(3)	Reclassified out of accumulated other comprehensive loss to income tax expense in our condensed consolidated statements of operations.

(4)	The respective tax benefit was less than $1 million for the nine months ended September 30, 2014 and 2013.

(5)
Reclassified out of accumulated other comprehensive loss to general, administrative and other in the condensed consolidated statements of operations. These amounts were included in the computation of net periodic pension cost (credit). See Note 12: "Employee Benefit Plans" for additional information. Amounts in parentheses indicate a loss in our condensed consolidated statements of operations.

Note 16: Business Segments

We are a diversified hospitality company with operations organized in three distinct operating segments: ownership, management and franchise and timeshare. Each segment is managed separately because of its distinct economic characteristics.

The ownership segment includes all hotels that we wholly own or lease, as well as consolidated non-wholly owned entities and consolidated VIEs. As of September 30, 2014, this segment included 122 wholly owned and leased hotels and resorts, three non-wholly owned hotel properties and three hotels of consolidated VIEs. While we do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment revenues, we manage these investments in our ownership segment. Our unconsolidated affiliates are primarily investments in entities that owned or leased 16 hotels and one condominium management company as of September 30, 2014.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us under one of our proprietary brand names of our brand portfolio. As of September 30, 2014, this segment included 524 managed hotels and 3,552 franchised hotels. This segment also earns fees for managing properties in our ownership and timeshare segments.

The timeshare segment includes the development of vacation ownership clubs and resorts, marketing and selling of timeshare intervals, providing timeshare customer financing and resort operations. This segment also provides assistance to third-party developers in selling their timeshare inventory. As of September 30, 2014, this segment included 44 timeshare properties.

Corporate and other represents revenues and related operating expenses generated by the incidental support of hotel operations for owned, leased, managed and franchised hotels and other rental income, as well as corporate assets and related expenditures.

The performance of our operating segments is evaluated primarily based on Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses; (v) furniture, fixtures and equipment ("FF&E") replacement reserves required under certain lease agreements; (vi) reorganization costs; (vii) share-based and certain other compensation expenses prior to and in connection with our initial public offering; (viii) severance, relocation and other expenses; and (ix) other items.

The following table presents revenues and Adjusted EBITDA for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)
Revenues
Ownership(1)(2)	$1,087	$1,005	$3,165	$3,003
Management and franchise(3)	383	330	1,085	938
Timeshare	295	302	850	809
Segment revenues	1,765	1,637	5,100	4,750
Other revenues from managed and franchised properties	906	842	2,653	2,433
Other revenues(4)	24	18	70	48
Intersegment fees elimination(1)(2)(3)(4)	(51)	(48)	(149)	(139)
Total revenues	$2,644	$2,449	$7,674	$7,092

Adjusted EBITDA
Ownership(1)(2)(3)(4)(5)	$260	$227	$730	$672
Management and franchise(3)	383	330	1,085	938
Timeshare(1)(3)	78	86	232	205
Corporate and other(2)(4)	(76)	(73)	(207)	(208)
Adjusted EBITDA	$645	$570	$1,840	$1,607
____________

(1)
Includes charges to timeshare operations for rental fees and fees for other amenities, which were eliminated in our condensed consolidated financial statements. These charges totaled $7 million for the three months ended September 30, 2014 and 2013 and $21 million and $19 million for the nine months ended September 30, 2014 and 2013, respectively. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the ownership segment and a cost to timeshare Adjusted EBITDA.

(2)
Includes other intercompany charges of $1 million for the three months ended September 30, 2014 and $3 million and $2 million for the nine months ended September 30, 2014 and 2013, respectively. Other intercompany charges were less than $1 million for the three months ended September 30, 2013.

(3)
Includes management, royalty and intellectual property fees of $30 million and $24 million for the three months ended September 30, 2014 and 2013, respectively, and $86 million and $71 million for the nine months ended September 30, 2014 and 2013, respectively. These fees are charged to consolidated owned and leased properties and were eliminated in our condensed consolidated financial statements. Also includes a licensing fee of $11 million and $15 million for the three months ended September 30, 2014 and 2013, respectively, and $33 million and $40 million for the nine months ended September 30, 2014 and 2013, respectively, which is charged to our timeshare segment by our management and franchise segment and was eliminated in our condensed consolidated financial statements. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the management and franchise segment and a cost to ownership Adjusted EBITDA and timeshare Adjusted EBITDA.

(4)
Includes charges to consolidated owned and leased properties for services provided by our wholly owned laundry business of $2 million and for the three months ended September 30, 2014 and 2013 and $6 million and $7 million for the nine months ended September 30, 2014 and 2013, respectively. These charges were eliminated in our condensed consolidated financial statements.

(5)	Includes unconsolidated affiliate Adjusted EBITDA.

The following table provides a reconciliation of Adjusted EBITDA to EBITDA and EBITDA to net income attributable to Hilton stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)
Adjusted EBITDA	$645	$570	$1,840	$1,607
Net income attributable to noncontrolling interests	(4)	(3)	(8)	(9)
Gain (loss) on foreign currency transactions	(5)	39	41	(43)
FF&E replacement reserve	(9)	(12)	(32)	(29)
Share-based compensation expense	(6)	(2)	(25)	(5)
Other gain (loss), net	24	(1)	38	5
Other adjustment items	(11)	(36)	(41)	(56)
EBITDA	634	555	1,813	1,470
Interest expense	(156)	(127)	(467)	(401)
Interest expense included in equity in earnings from unconsolidated affiliates	(2)	(4)	(8)	(10)
Income tax expense	(127)	(70)	(331)	(192)
Depreciation and amortization	(159)	(146)	(470)	(455)
Depreciation and amortization included in equity in earnings from unconsolidated affiliates	(7)	(8)	(22)	(23)
Net income attributable to Hilton stockholders	$183	$200	$515	$389

The following table presents assets for our reportable segments, reconciled to consolidated amounts:

	September 30,	December 31,
	2014	2013
	(in millions)
Assets:
Ownership	$11,769	$11,936
Management and franchise	10,626	11,016
Timeshare	1,757	1,871
Corporate and other	2,172	1,739
	$26,324	$26,562

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	Nine Months Ended
	September 30,
	2014	2013
	(in millions)
Capital expenditures for property and equipment:
Ownership	$173	$158
Timeshare	5	4
Corporate and other	6	5
	$184	$167

Note 17: Commitments and Contingencies

As of September 30, 2014, we had outstanding guarantees of $27 million, with remaining terms ranging from four months to nine years, for debt and other obligations of third parties. We have two letters of credit for a total of $27 million that have been pledged as collateral for two of these guarantees. Although we believe it is unlikely that material payments will be required under these guarantees or letters of credit, there can be no assurance that this will be the case.

We have also provided performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of September 30, 2014, we had six contracts containing performance guarantees, with expirations ranging from 2018 to 2030, and possible cash outlays totaling approximately $140 million. Our obligations under these guarantees in future periods are dependent on the operating performance levels of these hotels over the remaining terms of the performance guarantees. We do not have any letters of credit pledged as collateral against these guarantees. As of September 30, 2014 and December 31, 2013, we recorded current liabilities of approximately $8 million and $9 million, respectively, and non-current liabilities of approximately $41 million and $51 million, respectively, in our condensed consolidated balance sheets for obligations under our outstanding performance guarantees that are related to certain VIEs for which we are not the primary beneficiary.

As of September 30, 2014, we had outstanding commitments under third-party contracts of approximately $120 million for capital expenditures at certain owned and leased properties, including our consolidated VIEs. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We have entered into an agreement with a developer in Las Vegas, Nevada, whereby we have agreed to purchase residential units from the developer that we will convert to timeshare units to be marketed and sold under our Hilton Grand Vacations brand. Subject to certain conditions, we are required to purchase approximately $92 million of inventory ratably over a maximum period of four years, which is equivalent to purchases of approximately $6 million per quarter. We began purchasing inventory during the quarter ended March 31, 2013, and as of September 30, 2014, we had purchased $58 million of inventory under this agreement. As of September 30, 2014, our contractual obligations pursuant to this agreement for the remainder of 2014 and the years ended December 31, 2015 and 2016 were $6 million, $24 million and $4 million, respectively.

During 2010, an affiliate of our Sponsor settled a $75 million liability on our behalf in conjunction with a lawsuit settlement by entering into service contracts with the plaintiff. We recorded the portion settled by this affiliate as a capital contribution. Additionally, as part of the settlement, we entered into a guarantee with the plaintiff to pay any shortfall that this affiliate does not fund related to those service contracts up to the value of the settlement amount made by the affiliate. The remaining potential exposure under this guarantee as of September 30, 2014 was approximately $35 million. We have not accrued a liability for this guarantee as we believe the likelihood of any material funding to be remote.

We are involved in other litigation arising from the normal course of business, some of which includes claims for substantial sums. Accruals are recorded when the outcome is probable and can be reasonably estimated in accordance with applicable accounting requirements regarding accounting for contingencies. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2014 will not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

Note 18: Subsequent Events

Sale of the Waldorf Astoria New York

In October 2014, we entered into a purchase and sale agreement to sell the Waldorf Astoria New York hotel for $1.95 billion, which is payable in cash at closing and is subject to customary pro rations and adjustments. At closing, we will enter into a management agreement with a 100-year term with the buyer, pursuant to which we will continue to operate the hotel under our "Waldorf Astoria Hotels & Resorts" brand. The buyer has provided a $100 million cash deposit, which is being held in escrow as earnest money and the completion of the transaction is subject to customary closing conditions. Subject to specified terms and conditions, the closing is scheduled for December 31, 2014, but the parties have the right to adjourn closing to March 31, 2015, subject to certain additional limited adjournments. At closing, we expect that our existing approximately $525 million mortgage loan secured by the Waldorf Astoria New York will be repaid in full from other sources of liquidity.

Debt Repayment

In October 2014, we made a voluntary prepayment of $100 million on our Term Loans.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Overview

Our Business

Hilton is one of the largest and fastest growing hospitality companies in the world, with 4,265 hotels, resorts and timeshare properties comprising 705,196 rooms in 93 countries and territories. Our premier brand portfolio includes our lifestyle brand, Canopy by Hilton announced on October 15, 2014, our luxury hotel brands, Waldorf Astoria Hotels & Resorts and Conrad Hotels & Resorts, our full-service hotel brands, Hilton Hotels & Resorts, DoubleTree by Hilton, Embassy Suites Hotels and Curio - A Collection by Hilton, our focused-service hotel brands, Hilton Garden Inn, Hampton Hotels, Homewood Suites by Hilton and Home2 Suites by Hilton, and our timeshare brand, Hilton Grand Vacations. We have approximately 43 million members in our award-winning customer loyalty program, Hilton HHonors.

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

System Growth and Pipeline

As of September 30, 2014, approximately 76 percent of our system-wide hotel rooms were located in the U.S. We expect that the percentage of our hotel rooms outside the U.S. will continue to increase in future years as hotels in our pipeline open. We continue to expand our development pipeline and as of September 30, 2014, we had a total of 1,269 hotels in our development pipeline, representing approximately 215,000 rooms under construction or approved for development throughout 74 countries and territories. Of the rooms in the pipeline, approximately 119,000 rooms, or more than half of the pipeline, were located outside the U.S. As of September 30, 2014, approximately 109,000 rooms, representing over half of our development pipeline, were under construction. All of the rooms in the pipeline and under construction are within our management and franchise segment. We do not consider any individual development project relating to properties under our management and franchise segment to be material to us.

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

Additionally, in recent years we have entered into sales and marketing agreements to sell timeshare units on behalf of third-party developers. Our supply of third-party developed timeshare intervals was approximately 106,000, or 81 percent of our total supply, as of September 30, 2014.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. Of the 4,221 hotels in our system as of September 30, 2014, 3,548 were classified as comparable hotels. Our 673 non-comparable hotels included 63 properties, or approximately one percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, business interruption, undergone large-scale capital projects or comparable results were not available.

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

EBITDA and Adjusted EBITDA

For a discussion of our definition of EBITDA and Adjusted EBITDA, see Note 16: "Business Segments" in our unaudited condensed consolidated financial statements.

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

Results of Operations
Three and Nine Months Ended September 30, 2014 Compared with Three and Nine Months Ended September 30, 2013
The hotel operating statistics by segment for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance		Nine Months Ended	Variance
	September 30, 2014	2014 vs. 2013		September 30, 2014	2014 vs. 2013
Owned and leased hotels
Occupancy	82.9%	3.3%	pts.	78.9%	1.8%	pts.
ADR	$199.39	3.4%		$198.58	3.2%
RevPAR	$165.33	7.7%		$156.75	5.6%

Managed and franchised hotels
Occupancy	78.7%	3.1%	pts.	75.5%	2.4%	pts.
ADR	$136.36	4.4%		$135.65	4.1%
RevPAR	$107.27	8.6%		$102.47	7.5%

System-wide
Occupancy	79.0%	3.1%	pts.	75.8%	2.4%	pts.
ADR	$142.51	4.2%		$141.77	3.9%
RevPAR	$112.59	8.4%		$107.48	7.3%

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance		Nine Months Ended	Variance
	September 30, 2014	2014 vs. 2013		September 30, 2014	2014 vs. 2013
Americas
Occupancy	79.7%	2.9%	pts.	76.7%	2.4%	pts.
ADR	$138.08	4.8%		$137.30	4.3%
RevPAR	$110.00	8.7%		$105.31	7.7%

Europe
Occupancy	81.5%	2.5%	pts.	75.3%	2.3%	pts.
ADR	$172.38	3.3%		$171.90	2.4%
RevPAR	$140.55	6.6%		$129.52	5.7%

MEA
Occupancy	63.7%	11.7%	pts.	62.9%	2.2%	pts.
ADR	$167.00	(5.7)%		$164.09	—%
RevPAR	$106.32	15.5%		$103.14	3.6%

Asia Pacific
Occupancy	71.5%	1.7%	pts.	68.2%	2.0%	pts.
ADR	$157.48	0.9%		$160.28	2.4%
RevPAR	$112.62	3.4%		$109.35	5.5%

During the three and nine months ended September 30, 2014, we experienced RevPAR increases in all segments and regions of our business primarily as a result of increased occupancy and increased rates in market segments where demand outpaced supply.

Revenues

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)			(in millions)
Owned and leased hotels	$1,079	$998	8.1	$3,141	$2,982	5.3
Management and franchise fees and other	364	307	18.6	1,030	868	18.7
Timeshare	295	302	(2.3)	850	809	5.1
	$1,738	$1,607	8.2	$5,021	$4,659	7.8

Revenues as presented in this section excludes other revenues from managed and franchised properties of $906 million and $842 million during the three months ended September 30, 2014 and 2013, respectively, and $2,653 million and $2,433 million during the nine months ended September 30, 2014 and 2013, respectively.

Owned and leased hotels

During the three and nine months ended September 30, 2014, the overall improved performance at our owned and leased hotels primarily was a result of an increase in RevPAR of 7.7 percent and 5.6 percent, respectively, at our comparable owned and leased hotels.

As of September 30, 2014, we had 40 consolidated owned and leased hotels located in the U.S., comprising 25,276 rooms. Revenues at our U.S. owned and leased hotels totaled $560 million and $506 million for the three months ended September 30, 2014 and 2013, respectively, and $1,636 million and $1,520 million for the nine months ended September 30, 2014 and 2013, respectively. The increases were primarily the result of increases in RevPAR at our U.S. comparable owned and leased hotels of 9.7 percent and 7.1 percent, respectively, which were due to increases in ADR of 6.0 percent and 5.0 percent and occupancy of 2.9 percentage points and 1.6 percentage points, respectively. The increases in RevPAR at our U.S. comparable owned and leased hotels were attributable to both transient guests and group business. In addition, food and beverage revenues increased 5.3 percent and 6.8 percent for the three and nine months ended September 30, 2014, respectively, primarily due to increased spending by group customers.

As of September 30, 2014, we had 88 consolidated owned and leased hotels located outside of the U.S., comprising 25,656 rooms. Revenues from our international (non-U.S.) owned and leased hotels totaled $519 million and $492 million for the three months ended September 30, 2014 and 2013, respectively, and $1,505 million and $1,462 million for the nine months ended September 30, 2014 and 2013, respectively. The increases included favorable movements in foreign currency rates for the three and nine months ended September 30, 2014 of $7 million and $15 million, respectively. On a currency neutral basis, revenues from our international owned and leased hotels increased $20 million and $28 million, respectively, primarily due to increases in RevPAR at our international comparable owned and leased hotels of 5.1 percent and 3.7 percent during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, which were due to increases in occupancy of 3.8 percentage points and 2.0 percentage points, respectively.

Management and franchise fees and other

Management and franchise fee revenue for the three months ended September 30, 2014 and 2013 totaled $342 million and $291 million, respectively, and for the nine months ended September 30, 2014 and 2013 totaled $966 million and $827 million, respectively. The increases in our management and franchise fee business reflected increases in RevPAR of 8.3 percent and 8.7 percent at our comparable managed and franchised properties, respectively, for the three months ended September 30, 2014, compared to the same period in 2013, and increases in RevPAR of 7.0 percent and 7.7 percent, respectively, for the nine months ended September 30, 2014, compared to the same period in 2013. The increases in RevPAR for managed and franchised hotels were the result of both increased occupancy and ADR.

The addition of new hotels to our managed and franchised system also contributed to the growth in revenue. From September 30, 2013 to September 30, 2014 we added 36 managed properties on a net basis, contributing an additional 10,900 rooms to our system, as well as 158 franchised properties on a net basis, providing an additional 23,983 rooms to our system. As new hotels are established in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods.

Other revenues for the three months ended September 30, 2014 and 2013 were $22 million and $16 million, respectively, and for the nine months ended September 30, 2014 and 2013 were $64 million and $41 million, respectively. The increases were primarily as a result of increases in revenues earned by our purchasing operations.

Timeshare

Timeshare revenue decreased $7 million for the three months ended September 30, 2014 and increased $41 million for the nine months ended September 30, 2014 compared to the same periods in 2013. The decrease for the three months ended September 30, 2014 was due to a decrease of approximately $20 million in revenue from the sale of timeshare units developed by us due to the deferral of revenue recognition on sales of certain of our owned timeshare inventory. We expect the decline in sales of our owned timeshare inventory to continue as we further develop our capital light timeshare business with a focus on selling timeshare intervals on behalf of third-party developers. The decrease was offset by an increase in resort operations of approximately $7 million, due to increased transient rentals, and a $4 million increase in commissions recognized from the sale of third-party developed intervals. The increase for the nine months ended September 30, 2014 was primarily due to increases in resort operations of approximately $26 million, resulting from increased transient rentals, and commissions recognized from the sale of third-party developed intervals of approximately $12 million.

Operating Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)			(in millions)
Owned and leased hotels	$816	$780	4.6	$2,420	$2,327	4.0
Timeshare	199	194	2.6	564	545	3.5

Fluctuations in operating expenses at our owned and leased hotels can be attributed to various factors, including changes in occupancy levels, labor costs, utilities, taxes and insurance costs. The change in the number of occupied room nights directly affects certain variable expenses, which include payroll, supplies and other operating expenses.

U.S. owned and leased hotel expenses totaled $372 million and $348 million for the three months ended September 30, 2014 and 2013, respectively, and $1,098 million and $1,046 million for the nine months ended September 30, 2014 and 2013, respectively. The increases were primarily due to increases in payroll costs and other variable costs resulting from increased revenues.

International owned and leased hotel expenses totaled $444 million and $432 million for the three months ended September 30, 2014 and 2013, respectively, and $1,322 million and $1,281 million for the nine months ended September 30, 2014 and 2013, respectively. The increases included unfavorable movements in foreign currency rates of $7 million and $18 million, for the three and nine months ended September 30, 2014, respectively. On a currency neutral basis, international owned and leased hotel expenses increased $5 million and $23 million for the three and nine months ended September 30, 2014, respectively. The increase in currency neutral expenses for the nine months ended September 30, 2014 was primarily due to a benefit of $11 million recognized as a reduction in rent expense during the nine months ended September 30, 2013 relating to a termination payment received for one of our properties with a ground lease. The increase was also due to the opening of a new leased property in 2014 which had operating expenses of $4 million and $8 million for the three and nine months ended September 30, 2014, respectively.

Timeshare expense increased $5 million and $19 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily due to increases in sales and marketing expenses, resulting from the increase in sales volume from our third-party developed properties.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)			(in millions)
Depreciation and amortization	$159	$146	8.9	$470	$455	3.3

The increase in depreciation and amortization expense during the three and nine months ended September 30, 2014 was primarily due to increased amortization expense from capitalized software placed in service during and after the same periods in 2013. The increase in depreciation and amortization expense for the nine months ended September 30, 2014 was partially offset by a decrease in depreciation expense due to $10 million in accelerated depreciation recognized during the nine months ended September 30, 2013 resulting from a lease termination at one of our properties.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)			(in millions)
General, administrative and other	$119	$130	(8.5)	$349	$319	9.4

General and administrative expenses consist of our corporate operations, compensation and related expenses, including share-based compensation, and other operating costs.

General and administrative expenses were $101 million and $117 million for the three months ended September 30, 2014 and 2013, respectively, and $294 million and $282 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease for the three months ended September 30, 2014 was primarily the result of $18 million in employee severance costs incurred during the three months ended September 30, 2013 that did not occur in the same period in 2014.

The increase in general and administrative expenses for the nine months ended September 30, 2014 was primarily due to an increase of $20 million of compensation expense related to the Promote plan. Additionally, we incurred $6 million of costs in connection with the sale of shares of our common stock by selling stockholders in connection with a secondary equity offering in June 2014. These increases were partially offset by the $18 million in employee severance costs incurred in 2013 that did not occur in 2014.

Other expenses for the three months ended September 30, 2014 and 2013 were $18 million and $13 million, respectively, and for the nine months ended September 30, 2014 and 2013 were $55 million and $37 million, respectively. The increases were primarily due to our purchasing operations, which is in line with the increase in other revenues.

Non-operating Income and Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)			(in millions)
Interest expense	$156	$127	22.8	$467	$401	16.5

Interest expense increased $29 million and $66 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily due to the amortization of debt issuance costs and interest rate swaps on debt entered into in October 2013, as well as the interest on our Securitized Timeshare Debt entered into in the second half of 2013.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)			(in millions)
Equity in earnings from unconsolidated affiliates	$4	$3	33.3	$16	$11	45.5

The increases in equity in earnings from unconsolidated affiliates for the three and nine months ended September 30, 2014 were primarily due to improved performance of our unconsolidated affiliates.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)			(in millions)
Gain (loss) on foreign currency transactions	$(5)	$39	NM(1)	$41	$(43)	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The net gain (loss) on foreign currency transactions primarily relates to changes in foreign currency rates relating to short-term cross-currency intercompany loans.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)			(in millions)
Other gain (loss), net	$24	$(1)	NM(1)	$38	$5	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The other gain, net for the three months ended September 30, 2014 was primarily related to a pre-tax gain of $23 million resulting from an equity investments exchange; see Note 3: "Acquisitions" in our unaudited condensed consolidated financial statements. The other gain, net for the nine months ended September 30, 2014 was primarily related to the equity investments exchange and pre-tax gains of $13 million resulting from the sale of two hotels and a vacant parcel of land.

The other gain (loss), net for the nine months ended September 30, 2013 was primarily related to a capital lease restructuring by one of our consolidated VIEs during the first quarter of 2013. The revised terms reduced the future minimum lease payments, resulting in a reduction of the capital lease obligation and a residual amount, which was recorded in other gain, net.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)			(in millions)
Income tax expense	$127	$70	81.4	$331	$192	72.4

The increases in income tax expense were primarily the result of net decreases in unrecognized tax benefits that occurred during the three and nine months ended September 30, 2013 that resulted in a lower effective tax rate. Additionally there was an increase in U.S. federal taxes as a result of higher taxable income.

Segment Results

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 16: "Business Segments" in our unaudited condensed consolidated financial statements. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income attributable to Hilton stockholders. For a discussion of how management uses EBITDA and Adjusted EBITDA to manage our business and material limitations on its usefulness, refer to "—Key Business and Financial Metrics Used by Management."

The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts:

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)			(in millions)
Revenues
Ownership	$1,087	$1,005	8.2	$3,165	$3,003	5.4
Management and franchise	383	330	16.1	1,085	938	15.7
Timeshare	295	302	(2.3)	850	809	5.1
Segment revenues	1,765	1,637	7.8	5,100	4,750	7.4
Other revenues from managed and franchised properties	906	842	7.6	2,653	2,433	9.0
Other revenues	24	18	33.3	70	48	45.8
Intersegment fees elimination	(51)	(48)	6.3	(149)	(139)	7.2
Total revenues	$2,644	$2,449	8.0	$7,674	$7,092	8.2

Adjusted EBITDA
Ownership	$260	$227	14.5	$730	$672	8.6
Management and franchise	383	330	16.1	1,085	938	15.7
Timeshare	78	86	(9.3)	232	205	13.2
Corporate and other	(76)	(73)	4.1	(207)	(208)	(0.5)
Adjusted EBITDA	$645	$570	13.2	$1,840	$1,607	14.5

Ownership

Ownership segment revenues increased $82 million and $162 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily due to an improvement in RevPAR of 7.7 percent and 5.6 percent, respectively, at our comparable owned and leased hotels. Our ownership segment's Adjusted EBITDA increased $33 million and $58 million, respectively, primarily as a result of the increases in ownership segment revenues, offset by the increases in owned and leased operating expenses of $36 million and $93 million, respectively. Refer to "—Revenues—Owned and leased hotels" and "—Operating Expenses—Owned and leased hotels" for further discussion on the increases in revenues and operating expenses at our owned and leased hotels.

Management and franchise

Management and franchise segment revenues increased $53 million and $147 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily as a result of increases in RevPAR at our comparable managed and franchised properties of 8.6 percent and 7.5 percent, for the three and nine months ended September 30, 2014, compared to the same periods in 2013, as well as the net addition of hotels to our managed and franchised system. Refer to "—Revenues—Management and franchise and other" for further discussion on the increase in revenues from our managed and franchised properties. Our management and franchise segment's Adjusted EBITDA increased as a result of the increase in management and franchise segment revenues.

Timeshare

Our timeshare segment's Adjusted EBITDA decreased $8 million for the three months ended September 30, 2014, compared to the same period in 2013, as a result of the decrease in timeshare revenues of $7 million and increase in timeshare operating expenses of $5 million. For the nine months ended September 30, 2014, our timeshare segment's Adjusted EBITDA increased $27 million, compared to the same period in 2013, as a result of the increase in timeshare revenue of $41 million, offset by the increase in timeshare operating expenses of $19 million. Refer to "—Revenues—Timeshare" and "—Operating Expenses—Timeshare" for a discussion of the changes in revenues and operating expenses from our timeshare segment.

Supplemental Financial Data for Unrestricted U.S. Real Estate Subsidiaries

As of September 30, 2014, we owned a majority or controlling financial interest in 52 hotels, representing 28,156 rooms. Of these owned hotels, 29 hotels, representing an aggregate of 21,261 rooms as of September 30, 2014, are owned by subsidiaries that we collectively refer to as our "Unrestricted U.S. Real Estate Subsidiaries." The properties held by our Unrestricted U.S. Real Estate Subsidiaries secure our $3.5 billion CMBS Loan and $589 million in mortgage loans and are not included in the collateral securing our senior secured credit facility. In addition, the Unrestricted U.S. Real Estate Subsidiaries are not subject to any of the restrictive covenants in the indenture that governs our $1.5 billion of 5.625% senior notes due in 2021 (the "Senior Notes"), which are unsecured.

We have included this supplemental financial data to comply with certain financial information requirements regarding our Unrestricted U.S. Real Estate Subsidiaries set forth in the indenture that governs our Senior Notes. For the nine months ended September 30, 2014, the Unrestricted U.S. Real Estate Subsidiaries represented 19.3 percent of our total revenues, 21.4 percent of net income attributable to Hilton stockholders and 24.1 percent of our Adjusted EBITDA, and as of September 30, 2014, represented 33.3 percent of our total assets and 30.7 percent of our total liabilities.

The following table presents supplemental unaudited financial data, as required by the indenture that governs our Senior Notes, for our Unrestricted U.S. Real Estate Subsidiaries:

	Nine Months Ended
	September 30,
	2014	2013
	(in millions)
Revenues	$1,481	$1,386
Net income attributable to Hilton stockholders	110	140
Capital expenditures for property and equipment	104	89
Adjusted EBITDA(1)	443	403
Cash provided by (used in):
Operating activities	248	295
Investing activities	(104)	(117)
Financing activities	(142)	(173)
____________

(1)
The following table provides a reconciliation of our Unrestricted U.S. Real Estate Subsidiaries' EBITDA and Adjusted EBITDA to net income attributable to Hilton stockholders, which we believe is the most closely comparable U.S. GAAP financial measure:

	Nine Months Ended
	September 30,
	2014	2013
	(in millions)
Adjusted EBITDA	$443	$403
Other gain, net(1)	23	—
Other adjustment items	(1)	(11)
EBITDA	465	392
Interest expense(2)	(126)	—
Income tax expense	(78)	(100)
Depreciation and amortization	(151)	(152)
Net income attributable to Hilton stockholders	$110	$140
____________

(1)
Other gain, net on the Unrestricted U.S. Real Estate Subsidiaries reflects a $23 million pre-tax gain recognized as a result of an equity investments exchange which occurred during the nine months ended September 30, 2014. See Note 3: "Acquisitions" in our unaudited condensed consolidated financial statements for further discussion of this transaction.

(2)
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

The following table presents supplemental unaudited financial data, as required by the indenture that governs our Senior Notes, for our Unrestricted U.S. Real Estate Subsidiaries:

	September 30,	December 31,
	2014	2013
	(in millions)
Assets	$8,762	$8,649
Liabilities	6,616	6,496

Liquidity and Capital Resources

Overview

As of September 30, 2014, we had total cash and cash equivalents of $831 million, including $288 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balances related to cash collateral on our self-insurance programs and escrowed cash from our timeshare operations.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, payroll and related benefits, legal costs, operating costs associated with the management of hotels, interest and scheduled principal payments on our outstanding indebtedness, contract acquisition costs and capital expenditures for renovations and maintenance at our owned hotels. In addition, we will be required to make payment in full of our $525 million mortgage loan upon closing of the sale of the Waldorf Astoria New York hotel, which is currently scheduled for December 31, 2014. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our owned and leased hotels, purchase commitments, costs associated with potential acquisitions and corporate capital expenditures.

During the nine months ended September 30, 2014, we made voluntary prepayments of $700 million on our Term Loans. In September 2014, we reduced our total borrowing capacity, as permitted by the loan agreement, under the Timeshare Facility from $450 million to $300 million.

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

Sources and Uses Of Our Cash and Cash Equivalents

The following table summarizes our net cash flows and key metrics related to our liquidity:

	As of and for the nine months ended September 30,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Net cash provided by operating activities	$899	$1,024	(12.2)
Net cash used in investing activities	(200)	(252)	(20.6)
Net cash used in financing activities	(743)	(789)	(5.8)
Working capital surplus(1)	274	407	(32.7)
____________

(1)	Total current assets less total current liabilities.

Our ratio of current assets to current liabilities was 1.13 and 1.11 as of September 30, 2014 and December 31, 2013, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from management and franchise fee revenue, operating income from our owned and leased hotels and resorts and sales of timeshare units.

The $125 million decrease in net cash provided by operating activities was primarily due to an increase in cash paid for taxes of $200 million during the nine months ended September 30, 2014, compared to the same period in 2013 due to larger estimated payments for 2014 as a result of an increase in our estimated taxable income for 2014, partially offset by a decrease of $42 million in cash paid for interest during the nine months ended September 30, 2014 compared to the same period in 2013.

Investing Activities

The $52 million decrease in net cash used in investing activities was primarily attributable to $30 million in cash used for acquisitions during the nine months ended September 30, 2013, as compared to no cash used for acquisitions during the nine months ended September 30, 2014. Additionally, we received proceeds of $40 million from asset dispositions during the nine months ended September 30, 2014, as compared to no proceeds received during the nine months ended September 30, 2013. Further, we received $15 million in additional payments on other financing receivables and $16 million in additional distributions from unconsolidated affiliates during the nine months ended September 30, 2014, compared to the same period in 2013. These were offset by an increase in contract acquisition costs of $42 million during the nine months ended September 30, 2014, compared to the same period in 2013.

For the nine months ended September 30, 2014 and 2013, we capitalized labor costs relating to capital expenditures and software development of $5 million and $9 million, respectively, and we capitalized $2 million for the three months ended September 30, 2014 and 2013.

Financing Activities

The $46 million decrease in net cash used in financing activities was primarily attributable to the decrease in debt repayments of $527 million during the nine months ended September 30, 2014, compared to the same period in 2013, offset by a decrease in borrowings of $352 million during the nine months ended September 30, 2014, compared to the same period in 2013. Additionally, there was a decrease in the change in restricted cash and cash equivalents of $133 million due primarily to the release of $147 million in restricted cash equivalents during 2013 used to make debt repayments. Further, there was a capital contribution of $13 million related to the sale of certain land and easement rights, as well as the rights to the name, plans, designs, contracts and other documents in connection with a timeshare project to a related party during the nine months ended September 30, 2014.

Capital Expenditures

Our capital expenditures for property and equipment of $184 million and $167 million during the nine months ended September 30, 2014 and 2013, respectively, primarily consisted of expenditures related to the renovation of existing owned and leased properties and our corporate facilities. Our software capitalization costs of $45 million and $50 million, respectively, related to various systems initiatives for the benefit of our hotel owners and our overall corporate operations. As of September 30, 2014, we had outstanding commitments under construction contracts of approximately $120 million for capital expenditures at certain owned and leased properties, including our consolidated VIEs. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

Senior Secured Credit Facility

Our Revolving Credit Facility provides for $1.0 billion in borrowings, including the ability to draw up to $150 million in the form of letters of credit. As of September 30, 2014, we had $47 million of letters of credit outstanding under our Revolving Credit Facility, and a borrowing capacity of $953 million. We are currently required to pay a commitment fee of 0.125 percent per annum under the Revolving Credit Facility in respect of the unused commitments thereunder.

Debt

As of September 30, 2014, our total indebtedness, excluding $219 million of our share of debt of our investments in affiliates, was approximately $12.1 billion, including $937 million of non-recourse debt. For further information on our total indebtedness and debt repayments, refer to Note 8: "Debt" in our unaudited condensed consolidated financial statements.

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

Letters of Credit

We had a total of $47 million in letters of credit outstanding as of September 30, 2014, the majority of which were outstanding under our Revolving Credit Facility and related to our guarantees on debt and other obligations of third parties and self-insurance programs. The maturities of the letters of credit were within one year as of September 30, 2014.

Off-Balance Sheet Arrangements

See Note 17: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for discussion of our off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2013. Since the date of our Annual Report on Form 10-K, there have been no material changes to our critical accounting policies or the methods or assumptions we apply under them, with the exception of certain critical accounting estimates related to share-based compensation granted during the nine months ended September 30, 2014 as discussed below.

Share-based Compensation

During the nine months ended September 30, 2014, we granted RSUs, stock options and performance shares (based on (1) relative shareholder return and (2) Hilton's EBITDA CAGR). The process of estimating the fair value of stock-based compensation awards and recognizing the associated expense over the requisite service period involves significant management estimates and assumptions. Refer to Note 13: "Share-Based Compensation" in our unaudited condensed consolidated financial statements for additional discussion. Any changes to these estimates may affect the amount of compensation expense we recognize with respect to future grants.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates, which may affect future income, cash flows and the fair value of the Company, depending on changes to interest rates and/or foreign exchange rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objective described above, and we do not use derivatives for trading or speculative purposes. See Note 9: "Derivative Instruments and Hedging Activities" in our unaudited condensed consolidated financial statements for additional discussion. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") released an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement, and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes, and increasing the framework’s ease of use and application. The 1992 Framework will remain available until December 15, 2014, after which it will be superseded by the 2013 Framework. As of September 30, 2014, we continue to utilize the 1992 Framework and will transition to the 2013 Framework by the end of 2014. We do not expect significant changes to our internal control over financial reporting to result from the transition to the 2013 Framework.

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

Item 1A.     Risk Factors

As of September 30, 2014, there have been no material changes from the risk factors previously disclosed in response to "Part I —Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding Travelport Limited which may be considered an affiliate of Blackstone and, therefore, our affiliate.

Item 6.     Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).
3.2	Bylaws of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 17, 2013).
4.1
Second Supplemental Indenture, dated as of September 8, 2014, between Hilton International Holding Corporation and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (333-198693-02)).

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

Date: October 31, 2014