Form 10-K
period 2014-12-31
Hilton Worldwide Holdings Inc.
filed 2015-02-18
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒                          Accelerated filer ☐
Non -accelerated filer ☐ (Do not check if a smaller reporting company)    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7,527 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).
The number of shares of common stock outstanding on February 9, 2015 was 984,624,908.
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant's definitive proxy statement relating to its 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-K TABLE OF CONTENTS
YEAR ENDED DECEMBER 31, 2014

PART I
Forward -Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "approximately," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks inherent to the hospitality industry, macroeconomic factors beyond our control, competition for hotel guests, management and franchise agreements and timeshare sales, risks related to doing business with third-party hotel owners, our significant investments in owned and leased real estate, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the United States and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Part I—Item 1A. Risk Factors." These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

Reference to "ADR" or "Average Daily Rate" means hotel room revenue divided by total number of room nights sold in a given period and "RevPAR" or "Revenue per Available Room" represents hotel room revenue divided by room nights available to guests for a given period.

Reference to "Adjusted EBITDA" means earnings before interest expense, taxes and depreciation and amortization or "EBITDA," further adjusted to exclude certain items. Refer to "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business and Financial Metrics Used by Management" for further discussion of these financial metrics.

Item 1.    Business

Overview

Hilton Worldwide is one of the largest and fastest growing hospitality companies in the world, with 4,322 hotels, resorts and timeshare properties comprising 715,062 rooms in 94 countries and territories as of December 31, 2014. In the nearly 100 years since our founding, we have defined the hospitality industry and established a portfolio of 12 world-class brands. Our flagship full-service Hilton Hotels & Resorts brand is the most recognized hotel brand in the world. Our premier brand portfolio also includes our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton, our full-service hotel brands, Curio - A Collection by Hilton, DoubleTree by Hilton and Embassy Suites Hotels, our focused-service hotel brands, Hilton Garden Inn, Hampton Hotels, Homewood Suites by Hilton and Home2 Suites by Hilton and our timeshare brand, Hilton Grand Vacations. More than 157,000 employees proudly serve in our managed, owned, leased and timeshare properties and corporate offices around the world, and we have approximately 44 million members in our award-winning customer loyalty program, Hilton HHonors.

We operate our business through three segments: (1) management and franchise; (2) ownership; and (3) timeshare. These complementary business segments enable us to capitalize on our strong brands, global market presence and significant operational scale. Through our management and franchise segment, which consists of 4,134 hotels with 649,314 rooms as of December 31, 2014, we manage hotels, resorts and timeshare properties owned by third parties and we license our brands to franchisees. Our ownership segment consists of 144 hotels with 58,954 rooms as of December 31, 2014 in which we have an ownership interest or lease. Through our timeshare segment, which consists of 44 properties comprising 6,794 units as of December 31, 2014, we market and sell timeshare intervals, operate timeshare resorts and a timeshare membership club and provide consumer financing.

In addition to our current hotel portfolio, we are focused on the growth of our business through expanding our share of the global lodging industry through our development pipeline, which includes approximately 230,000 rooms scheduled to be opened in the future, all in our management and franchise segment. As of December 31, 2014, approximately 121,000 rooms, representing over half of our development pipeline, were under construction. The expansion of our business is supported by strong lodging industry fundamentals in the current economic environment and long-term growth prospects based on increasing global travel and tourism.

Overall, we believe that our experience in the hotel industry and strong brands and commercial service offerings will continue to drive customer loyalty, including participation in our Hilton HHonors loyalty program. Satisfied customers will continue to provide strong overall hotel performance for our hotel owners and us, and encourage further development of additional hotels under our brands and existing and new hotel owners, which further supports our growth and future financial performance. We believe that our existing portfolio and development pipeline, which will require minimal initial capital investment, put us in a strong position to further improve our business.

Our Brand Portfolio

The goal of each of our brands is to deliver exceptional customer experiences and superior operating performance.

		December 31, 2014
Brand(1)	Segment	Countries/ Territories	Hotels	Rooms	Percentage of Total Rooms	Selected Competitors(2)
	Luxury	12	26	10,653	1.5%	Ritz Carlton, Four Seasons, Peninsula, St. Regis, Mandarin Oriental
	Luxury	18	24	8,091	1.1%	Park Hyatt, Sofitel, Intercontinental, JW Marriott, Fairmont
	Upper Upscale	83	560	201,047	28.1%	Marriott, Sheraton, Hyatt, Radisson Blu, Renaissance, Westin, Sofitel, Swissotel, Mövenpick
	Upper Upscale	1	5	3,170	0.4%	Autograph Collection, Luxury Collection, Ascend Collection
	Upscale	35	410	100,879	14.1%	Sheraton, Marriott, Crowne Plaza, Wyndham, Radisson, Moevenpick, Hotel Nikko, Holiday Inn, Renaissance
	Upper Upscale	6	219	52,140	7.3%	Renaissance, Sheraton, Hyatt, Residence Inn by Marriott
	Upscale	22	618	86,095	12.0%	Courtyard by Marriott, Holiday Inn, Hyatt Place, Novotel, Aloft, Four Points by Sheraton
	Upper Midscale	16	2,005	198,914	27.8%	Fairfield Inn by Marriott, Holiday Inn Express, Comfort Inn, Quality Inn, La Quinta Inns, Wyngate by Wyndham
	Upscale	3	359	40,056	5.6%	Residence Inn by Marriott, Hyatt House, Staybridge Suites, Candlewood Suites
	Upper Midscale	3	45	4,726	0.7%	Candlewood Suites, AmericInn, Towne Place Suites
	Timeshare	4	44	6,794	1.0%	Marriott Vacation Club, Starwood Vacation Ownership, Hyatt Residence, Wyndham Vacations Resorts
____________

(1)	The table above excludes 7 unbranded hotels with 2,497 rooms, representing approximately 0.4 percent of total rooms.

(2)	The table excludes lesser known regional competitors.

Waldorf Astoria Hotels & Resorts: What began as an iconic hotel in New York City is today a portfolio of 26 luxury hotels and resorts. In landmark destinations around the world, Waldorf Astoria Hotels & Resorts reflect their locations, each providing the inspirational environments and personalized attention that are the source of unforgettable moments. Properties typically include elegant spa and wellness facilities, high-end restaurants, golf courses (at resort properties), 24-hour room service, fitness and business centers, meeting, wedding and banquet facilities and special event and concierge services.

Conrad Hotels & Resorts: Conrad is a global luxury brand of 24 properties offering guests personalized experiences with sophisticated, locally inspired surroundings and an intuitive service model based on customization and control, as demonstrated by the Conrad Concierge mobile application that enables guest control of on-property amenities and services. Properties typically include convenient and relaxing spa and wellness facilities, enticing restaurants, comprehensive room service, fitness and business centers, multi-purpose meeting facilities and special event and concierge services.

Canopy by Hilton: Canopy by Hilton represents a new hotel concept that has defined a more accessible lifestyle category, targeting the upper upscale price point segment. Canopy represents an energizing, new hotel in the neighborhood offering simple, guest-directed service, thoughtful local choices and comfortable spaces. Each property is designed as a natural extension of its neighborhood, with local design, food and drink and culture. As of February 12, 2015, two properties were already in the pipeline and letters of intent were signed for an additional 13 properties.

Hilton Hotels & Resorts: Hilton is our global flagship brand and ranks number one for global brand awareness in the hospitality industry, with 560 hotels and resorts in 83 countries and territories across six continents. The brand primarily serves business and leisure upper upscale travelers and meeting groups. Hilton hotels are full-service hotels that typically include meeting, wedding and banquet facilities and special event services, restaurants and lounges, food and beverage services, swimming pools, gift shops, retail facilities and other services.

Curio–A Collection by Hilton: Curio–A Collection by Hilton is created for travelers who seek local discovery and one-of-a-kind experiences. Curio is made up of a collection of hand-picked hotels that retain their unique identity but are able to leverage the many benefits of the Hilton Worldwide global platform, including our common reservation and customer care service and Hilton HHonors guest loyalty program. As of December 31, 2014, just six months after the launch of the brand, Curio had 5 properties open, contributing 3,170 rooms to Hilton's portfolio and signed franchise licensing or management agreements for 6 properties. As of February 12, 2015, letters of intent were signed for an additional 17 properties.

DoubleTree by Hilton: DoubleTree by Hilton is an upscale, full-service hotel designed to provide true comfort to today’s business and leisure travelers. DoubleTree's 410 hotels and resorts are united by the brand’s CARE ("Creating a Rewarding Experience") culture and its iconic warm chocolate chip cookie served at check-in. DoubleTree’s diverse portfolio includes historic icons, small contemporary hotels, resorts and large urban hotels.

Embassy Suites Hotels: Embassy Suites comprises 219 upper upscale, all-suite hotels that feature two-room guest suites with a separate living room and dining/work area, a complimentary cooked-to-order breakfast and complimentary evening receptions every night. Embassy Suites’ bundled pricing ensures that guests receive all of the amenities our properties have to offer at a single price.

Hilton Garden Inn: Hilton Garden Inn is our award-winning, upscale brand with 618 hotels that strives to ensure today’s busy travelers have what they need to be productive on the road. From the Serta Perfect Sleeper bed, to complimentary Internet access, to a comfortable lobby pavilion, Hilton Garden Inn is the brand guests can count on to support them on their journeys.

Hampton Hotels: Hampton Hotels are our moderately priced, upper midscale hotels with limited food and beverage facilities. The Hampton brand also includes Hampton Inn & Suites hotels, which offer both traditional hotel room accommodations and apartment style suites within one property. Across our over 2,000 Hampton locations around the world, guests receive free hot breakfast and free high-speed Internet access, all for a great price and all supported by the Hampton satisfaction guarantee.

Homewood Suites by Hilton: Homewood Suites by Hilton are our upscale, extended-stay hotels that feature residential style accommodations including business centers, swimming pools, convenience stores and limited meeting facilities. These 359 hotels provide the touches, familiarity and comforts of home so that extended-stay travelers can feel at home on the road.

Home2 Suites by Hilton: Home2 Suites by Hilton are upper midscale hotels that provide a modern and savvy option to budget conscious extended-stay travelers. Offering innovative suites with contemporary design and cutting-edge technology, we strive to ensure that our guests are comfortable and productive, whether they are staying a few days or a few months. Each of the brand's 45 hotels offers complimentary continental breakfast, integrated laundry and exercise facility, recycling and sustainability initiatives and a pet-friendly policy.

Hilton Grand Vacations: Hilton Grand Vacations ("HGV") is our timeshare brand. Ownership of a deeded real estate interest with club membership points provides members with a lifetime of vacation advantages and the comfort and convenience of residential-style resort accommodations in select, renowned vacation destinations. Each of our 44 club properties provides a distinctive setting, while signature elements remain consistent, such as high-quality guest service, spacious units and extensive on-property amenities.

Our Customer Loyalty Program

Hilton HHonors is our award-winning guest loyalty program that supports our portfolio of 12 brands and our entire system of hotels and timeshare properties. The program generates significant repeat business by rewarding guests with points for each stay at any of our more than 4,300 hotels worldwide, which are then redeemable for free hotel nights and other rewards. Members also can transact with over 200 partners, including airlines, rail and car rental companies, credit card providers and others. The program provides targeted marketing, promotions and customized guest experiences to approximately 44 million members. Our Hilton HHonors members represented approximately 50 percent of our system-wide occupancy and contributed hotel-level revenues to us and our hotel owners of over $13 billion during the year ended December 31, 2014. Affiliation with our loyalty programs encourages members to allocate more of their travel spending to our hotels. The percentage of travel spending we capture from loyalty members increases as they move up the tiers of our program. The program is funded by contributions from eligible revenues generated by Hilton HHonors members and collected by us from hotels in our system. These funds are applied to reimburse hotels and partners for Hilton HHonors points redemptions and to pay for program administrative expenses and marketing initiatives that support the program.

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

As of December 31, 2014, our system included the following properties and rooms, by type, brand and region:

	Owned / Leased(1)		Managed		Franchised		Total
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Waldorf Astoria Hotels & Resorts
U.S.	2	1,602	11	5,324	—	—	13	6,926
Americas (excluding U.S.)	—	—	1	248	1	984	2	1,232
Europe	2	463	4	898	—	—	6	1,361
Middle East and Africa	—	—	3	703	—	—	3	703
Asia Pacific	—	—	2	431	—	—	2	431
Conrad Hotels & Resorts
U.S.	—	—	4	1,335	—	—	4	1,335
Americas (excluding U.S.)	—	—	—	—	1	294	1	294
Europe	1	191	2	705	1	256	4	1,152
Middle East and Africa	1	614	2	641	—	—	3	1,255
Asia Pacific	—	—	11	3,419	1	636	12	4,055
Hilton Hotels & Resorts
U.S.	23	21,110	42	24,833	174	52,624	239	98,567
Americas (excluding U.S.)	3	1,836	22	7,585	18	5,500	43	14,921
Europe	71	18,425	54	15,909	27	7,568	152	41,902
Middle East and Africa	6	2,276	44	14,007	1	410	51	16,693
Asia Pacific	8	3,954	59	22,029	8	2,981	75	28,964
Curio - A Collection by Hilton
U.S.	—	—	1	998	4	2,172	5	3,170
DoubleTree by Hilton
U.S.	11	4,268	29	8,521	252	61,109	292	73,898
Americas (excluding U.S.)	—	—	3	637	13	2,421	16	3,058
Europe	—	—	13	3,848	41	7,161	54	11,009
Middle East and Africa	—	—	7	1,464	4	488	11	1,952
Asia Pacific	—	—	35	9,997	2	965	37	10,962
Embassy Suites Hotels
U.S.	10	2,523	42	11,118	159	36,576	211	50,217
Americas (excluding U.S.)	—	—	3	653	5	1,270	8	1,923
Hilton Garden Inn
U.S.	2	290	2	246	542	73,988	546	74,524
Americas (excluding U.S.)	—	—	6	808	24	3,683	30	4,491
Europe	—	—	18	3,292	17	2,688	35	5,980
Middle East and Africa	—	—	1	180	—	—	1	180
Asia Pacific	—	—	6	920	—	—	6	920
Hampton Hotels
U.S.	1	130	50	6,238	1,855	179,532	1,906	185,900
Americas (excluding U.S.)	—	—	7	837	60	7,404	67	8,241
Europe	—	—	7	1,091	24	3,610	31	4,701
Asia Pacific	—	—	—	—	1	72	1	72
Homewood Suites by Hilton
U.S.	—	—	28	3,173	314	34,960	342	38,133
Americas (excluding U.S.)	—	—	2	224	15	1,699	17	1,923
Home2 Suites by Hilton
U.S.	—	—	—	—	43	4,502	43	4,502
Americas (excluding U.S.)	—	—	1	97	1	127	2	224
Other	3	1,272	4	1,225	—	—	7	2,497
Lodging	144	58,954	526	153,634	3,608	495,680	4,278	708,268
Hilton Grand Vacations	—	—	44	6,794	—	—	44	6,794
Total	144	58,954	570	160,428	3,608	495,680	4,322	715,062
____________

(1)	Includes hotels owned or leased by entities in which we own a noncontrolling interest.

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

Hotel and Timeshare Management

Our core management services consist of operating hotels under management agreements for the benefit of third parties, who either own or lease the hotels and the associated personal property. Terms of our management agreements vary, but our fees generally consist of a base management fee based on a percentage of each hotel’s gross revenue, and we also may earn an incentive fee based on gross operating profits, cash flow or a combination thereof. In general, the owner pays all operating and other expenses and reimburses our out-of-pocket expenses. In turn, our managerial discretion typically is subject to approval by the owner in certain major areas, including the approval of annual operating and capital expenditure budgets. Additionally, the owners generally pay a monthly program fee based on a percentage of the total gross room revenue that covers the costs of advertising and marketing programs; internet, technology and reservation systems expenses; and quality assurance program costs. As of December 31, 2014, we managed 526 hotels with 153,634 rooms, excluding our owned and leased hotels.

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

In addition to the third-party owned hotels we manage, as of December 31, 2014, we provided management services for 44 timeshare properties owned by homeowners' associations and 144 owned, leased and joint venture hotels from which we recognized management fee revenues.

Franchising

We franchise our brand names, trade and service marks and operating systems to hotel owners under franchise agreements. We do not directly participate in the day-to-day management or operation of franchised hotels and do not employ the individuals working at these locations. We conduct periodic inspections to ensure that brand standards are maintained and consult with franchisees concerning certain aspects of hotel operations. We approve the location for new construction of franchised hotels, as well as certain aspects of development. In some cases, we provide franchisees with product improvement plans that must be completed in accordance with brand standards to remain in our hotel system. As of December 31, 2014, there were 3,608 franchised hotels with 495,680 rooms.

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

Ownership

We are one of the largest hotel owners in the world based upon the number of rooms at our owned, leased and joint venture hotels. Our diverse global portfolio of owned and leased properties includes a number of leading hotels in major gateway cities such as New York City, London, San Francisco, Chicago, São Paolo, Sydney and Tokyo. The portfolio includes iconic hotels with significant underlying real estate value, including the Hilton New York, Hilton Hawaiian Village and the London Hilton on Park Lane. Real estate investment was a critical component of the growth of our business in our early years. Our real estate holdings grew over time through new construction, purchases or leases of hotels, investments in joint ventures and the acquisition of other hotel companies. In recent years, we have expanded our hotel system less through real estate investment and more by increasing the number of management and franchise agreements we have with third-party hotel owners.

We have focused on maximizing the cost efficiency and profitability of the portfolio by, among other things, implementing new labor management practices and systems and reducing fixed costs. Through our disciplined approach to asset management, we have developed and executed on strategic plans for each of our hotels to enhance the market position of each property, and at many of our hotels we have renovated guest rooms and public spaces and added or enhanced meeting and retail space to improve profitability. At certain of our hotels, we are evaluating options for the adaptive reuse of all or a portion of the property to residential, retail or timeshare in order to deploy our real estate to its highest and best use. An example of this is the April 2014 sale of a previously non-income producing parcel of land at the Hilton Hawaiian Village that had previously been used as a loading dock, along with corresponding entitlements, in connection with a planned timeshare development project that will not require any capital investment by us. Further, we have plans at the Hilton New York to redevelop the hotel’s retail platform to include over 10,000 square feet of street-level retail space and convert certain floors to timeshare units, which we expect will increase the value of the property. Additionally, in February 2015, we completed the sale of the Waldorf Astoria New York for $1.95 billion and have entered into a management agreement with the buyer for a 100-year term. We used the proceeds from the sale of the Waldorf Astoria New York to acquire five properties for a total purchase price of $1.76 billion.

Timeshare

Our timeshare segment generates revenue from three primary sources:

•
Timeshare Sales—We market and sell timeshare interests owned by Hilton and third parties. We also source timeshare intervals through sales and marketing agreements with third-party developers. This allows us to sell timeshare intervals on behalf of third-party developers in exchange for sales, marketing and branding fees on interval sales, and to earn fees from resort operations and the servicing of consumer loans while deploying little up-front capital related to the construction of the property.

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

HGV's primary product is the marketing and selling of fee-simple timeshare interests deeded in perpetuity, developed either by us or by third parties. This ownership interest is an interest in real estate equivalent to annual usage rights, generally for one week, at the timeshare resort where the timeshare interval was purchased. Each purchaser is automatically enrolled in the HGV Club, giving the purchaser an annual allotment of Club Points that allow the purchaser to exchange his or her annual usage rights for a number of options, including: a priority reservation period to stay at his or her home resort where his or her timeshare interval is deeded, stays at any resort in the HGV system, reservations for experiential travel such as cruises, conversion to Hilton HHonors points for stays at our hotels and other options, including stays at more than 5,000 resorts included in the RCI timeshare vacation exchange network. In addition, we operate the Hilton Club, which operates for owners of timeshare intervals at the Hilton New York, but whose members also enjoy exchange benefits with the HGV Club. As of December 31, 2014, HGV managed a global system of 44 resorts and the HGV Club and the Hilton Club had more than 229,000 members in total.

Traditionally, timeshare operators have funded 100 percent of the investment necessary to acquire land and construct timeshare properties. In 2010, we began sourcing timeshare intervals through sales and marketing agreements with third-party developers. These agreements enable us to generate fees from the sales and marketing of the timeshare intervals and club memberships and from the management of the timeshare properties without requiring us to fund acquisition and construction costs. Our supply of third-party developed timeshare intervals was approximately 109,000, or 82 percent of our total supply, as of December 31, 2014 and the percentage of sales of timeshare intervals developed by third parties was 59 percent for the year ended December 31, 2014.

Competition

We encounter active and robust competition as a hotel, residential, resort and timeshare manager, franchisor and developer. Competition in the hotel and lodging industry generally is based on the attractiveness of the facility, location, level of service, quality of accommodations, amenities, food and beverage options and outlets, public spaces and other guest services, consistency of service, room rate, brand reputation and the ability to earn and redeem loyalty program points through a global system. Our properties and brands compete with other hotels, resorts, motels and inns in their respective geographic markets or customer segments, including facilities owned by local interests, individuals, national and international chains, institutions, investment and pension funds and real estate investment trusts ("REITs"). We believe that our position as a multi-branded manager, franchisor, owner and operator of hotels makes us one of the largest and most geographically diverse lodging companies in the world.

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

In the timeshare business, we compete with other hotel and resort timeshare operators for sales of timeshare intervals based principally on location, quality of accommodations, price, financing terms, quality of service, terms of property use and opportunity for timeshare owners to exchange into time at other timeshare properties or other travel rewards. In addition, we compete based on brand name recognition and reputation, as well as with national and independent timeshare resale companies and owners reselling existing timeshare intervals, which could reduce demand or prices for sales of new timeshare intervals. Our primary competitors in the timeshare space include Hyatt Residence Club, Marriott Vacations Worldwide Corp., Starwood Vacation Ownership and Wyndham Vacation Resorts.

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

In addition, a number of states regulate the activities of hospitality properties and restaurants, including safety and health standards, as well as the sale of liquor at such properties, by requiring licensing, registration, disclosure statements and compliance with specific standards of conduct. Operators of hospitality properties also are subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. Our franchisees are responsible for their own compliance with laws, including with respect to their employee, minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could reduce the revenue and profitability of our properties and could otherwise adversely affect our operations.

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

Finally, as an international owner, operator and franchisor of hospitality properties in 94 countries and territories, we also are subject to the local laws and regulations in each country in which we operate, including employment laws and practices, privacy laws, tax laws, which may provide for tax rates that exceed those of the U.S. and which may provide that our foreign earnings are subject to withholding requirements or other restrictions, unexpected changes in regulatory requirements or monetary policy and other potentially adverse tax consequences.

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

Employees

As of December 31, 2014, more than 157,000 people were employed at our managed, owned, leased and timeshare properties and corporate locations.

As of December 31, 2014, approximately 30 percent of our employees globally (or 31 percent of our employees in the U.S.) were covered by various collective bargaining agreements generally addressing pay rates, working hours, other terms and conditions of employment, certain employee benefits and orderly settlement of labor disputes.

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

Risks Related to Our Business and Industry

We are subject to the business, financial and operating risks inherent to the hospitality industry, any of which could reduce our revenues and limit opportunities for growth.

Our business is subject to a number of business, financial and operating risks inherent to the hospitality industry, including:

•	significant competition from multiple hospitality providers in all parts of the world;

•	changes in operating costs, including energy, food, employee compensation and benefits and insurance;

•	increases in costs due to inflation that may not be fully offset by price and fee increases in our business;

•	changes in tax and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•	the costs and administrative burdens associated with complying with applicable laws and regulations;

•	the costs or desirability of complying with local practices and customs;

•	significant increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

•	shortages of labor or labor disruptions;

•	the ability of third-party internet and other travel intermediaries to attract and retain customers;

•	the availability and cost of capital necessary for us and third-party hotel owners to fund investments, capital expenditures and service debt obligations;

•	delays in or cancellations of planned or future development or refurbishment projects;

•	the quality of services provided by franchisees;

•	the financial condition of third-party property owners, developers and joint venture partners;

•	relationships with third-party property owners, developers and joint venture partners, including the risk that owners may terminate our management, franchise or joint venture agreements;

•	cyclical over-building in the hotel and timeshare industries;

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

Any of these factors could increase our costs or limit or reduce the prices we are able to charge for hospitality products and services, or otherwise affect our ability to maintain existing properties or develop new properties. As a result, any of these factors can reduce our revenues and limit opportunities for growth.

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

•
conditions that negatively shape public perception of travel, including travel-related accidents and outbreaks of pandemic or contagious diseases, such as Ebola, avian flu, severe acute respiratory syndrome (SARS) and H1N1 (swine flu);

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

Consumer demand for our services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Decreased global or regional demand for hospitality products and services can be especially pronounced during periods of economic contraction or low levels of economic growth, and the recovery period in our industry may lag overall economic improvement. Declines in demand for our products and services due to general economic conditions could negatively affect our business by decreasing the revenues and profitability of our owned properties, limiting the amount of fee revenues we are able to generate from our managed and franchised properties and reducing overall demand for timeshare intervals. In addition, many of the expenses associated with our business, including personnel costs, interest, rent, property taxes, insurance and utilities, are relatively fixed. During a period of overall economic weakness, if we are unable to meaningfully decrease these costs as demand for our hotels and timeshare properties decreases, our business operations and financial performance may be adversely affected.

The hospitality industry is subject to seasonal and cyclical volatility, which may contribute to fluctuations in our results of operations and financial condition.

The hospitality industry is seasonal in nature. The periods during which our lodging properties experience higher revenues vary from property to property, depending principally upon location and the customer base served. We generally expect our revenues to be lower in the first quarter of each year than in each of the three subsequent quarters with the fourth quarter generally being the highest. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of our industry may contribute to fluctuations in our results of operations and financial condition.

Because we operate in a highly competitive industry, our revenues or profits could be harmed if we are unable to compete effectively.

The segments of the hospitality industry in which we operate are subject to intense competition. Our principal competitors are other operators of luxury, full-service and focused-service hotels and timeshare properties, including other major hospitality chains with well-established and recognized brands. We also compete against smaller hotel chains, independent and local hotel owners and operators and independent timeshare operators. If we are unable to compete successfully, our revenues or profits may decline.

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

Competition for timeshare sales

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

Our brands and our reputation are among our most important assets. Our ability to attract and retain guests depends, in part, on the public recognition of our brands and their associated reputation. In addition, the success of our hotel owners’ businesses and their ability to make payments to us may depend on the strength and reputation of our brands. If our brands become obsolete or consumers view them as unfashionable or lacking in consistency and quality, we may be unable to attract guests to our hotels, and may further be unable to attract or retain our hotel owners.

Changes in ownership or management practices, the occurrence of accidents or injuries, natural disasters, crime, individual guest notoriety or similar events at our managed, owned, leased or timeshare properties can harm our reputation, create adverse publicity and cause a loss of consumer confidence in our business. Because of the global nature of our brands and the broad expanse of our business and hotel locations, events occurring in one location could negatively affect the reputation and operations of otherwise successful individual locations. In addition, the recent expansion of social media has compounded the potential scope of negative publicity. We also could face legal claims related to negative events, along with resulting adverse publicity. If the perceived quality of our brands declines, or if our reputation is damaged, our business, financial condition or results of operations could be adversely affected.

Our management and franchise business is subject to risks related to doing business with third-party hotel owners that could adversely affect our reputation, operational results or prospects for growth.

Unless we maintain good relationships with third-party hotel owners and renew or enter into new management and franchise agreements, we may be unable to expand our presence and our business, financial condition and results of operations may suffer.

Our management and franchise business depends on our ability to establish and maintain long-term, positive relationships with third-party property owners and our ability to enter into new and renew management and franchise agreements. Although our management and franchise contracts are typically long-term arrangements, hotel owners may be able to terminate the agreements under certain circumstances, including the failure to meet specified financial or performance criteria. Our ability to meet these financial and performance criteria is subject to, among other things, risks common to the overall hotel industry, including factors outside of our control. In addition, negative management and franchise pricing trends could adversely affect our ability to negotiate with hotel owners. If we fail to maintain and renew existing management and franchise agreements, and enter into new agreements on favorable terms, we may be unable to expand our presence and our business, financial condition and results of operations may suffer.

Our management and franchise business is subject to real estate investment risks for third-party owners that could adversely affect our operational results and our prospects for growth.

Growth of our management and franchise business is affected, and may potentially be limited, by factors influencing real estate development generally, including site availability, financing, planning, zoning and other local approvals. In addition, market factors such as projected room occupancy, changes in growth in demand compared to projected supply, geographic area restrictions in management and franchise agreements, costs of construction and anticipated room rate structure, if not managed effectively by our third-party owners could adversely affect the growth of our management and franchise business.

If our third-party property owners are unable to repay or refinance loans secured by the mortgaged properties, or to obtain financing adequate to fund current operations or growth plans, our revenues, profits and capital resources could be reduced and our business could be harmed.

Many of our third-party property owners pledged their properties as collateral for mortgage loans entered into at the time of development, purchase or refinancing. If our third-party property owners are unable to repay or refinance maturing indebtedness on favorable terms or at all, their lenders could declare a default, accelerate the related debt and repossess the property. A repossession could result in the termination of our management or franchise agreement or eliminate revenues and cash flows from the property. In addition, the owners of managed and franchised hotels depend on financing to buy, develop and improve hotels and in some cases, fund operations during down cycles. Our hotel owners’ inability to obtain adequate funding could materially adversely affect the maintenance and improvement plans of existing hotels, as well as result in the delay or stoppage of the development of our existing pipeline.

If third-party property owners fail to make investments necessary to maintain or improve their properties, guest preference for Hilton brands and reputation and performance results could suffer.

Substantially all of our management and franchise agreements require third-party property owners to comply with quality and reputation standards of our brands. This includes requirements related to the physical condition, safety standards and appearance of the properties as well as the service levels provided by hotel employees. These standards may evolve with customer preference, or we may introduce new requirements over time. If our property owners fail to make investments necessary to maintain or improve the properties in accordance with our standards, guest preference for our brands could diminish. In addition, if third-party property owners fail to observe standards or meet their contractual requirements, we may elect to exercise our termination rights, which would eliminate revenues from these properties and cause us to incur expenses related to terminating these contracts. We may be unable to find suitable or offsetting replacements for any terminated relationships.

Contractual and other disagreements with third-party property owners could make us liable to them or result in litigation costs or other expenses.

Our management and franchise agreements require us and our hotel owners to comply with operational and performance conditions that are subject to interpretation and could result in disagreements. Any dispute with a hotel owner could be very expensive for us, even if the outcome is ultimately in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with any third party. Furthermore, specific to our industry, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties, which means that property owners may assert the right to terminate agreements even where the agreements do not expressly provide for termination. Our fees from any terminated property would be eliminated, and accordingly may negatively affect our results of operations.

The risks resulting from significant investments in owned and leased real estate could increase our costs, reduce our profits and limit our ability to respond to market conditions.

We own or lease a substantial amount of real property, which subjects us to various risks that may not be applicable to managed or franchised properties, including:

•	governmental regulations relating to real estate ownership or operations, including tax, environmental, zoning and eminent domain laws;

•

•	loss in value of real estate due to changes in market conditions or the area in which real estate is located;

•	increased potential civil liability for accidents or other occurrences on owned or leased properties;

•	the ongoing need for owner-funded capital improvements and expenditures to maintain or upgrade properties;

•	periodic total or partial closures due to renovations and facility improvements;

•	risks associated with mortgage debt, including the possibility of default, fluctuating interest rate levels and uncertainties in the availability of replacement financing;

•	fluctuations in real estate values or potential impairments in the value of our assets; and

•	the relative illiquidity of real estate compared to some other assets.

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

Our efforts to develop, redevelop or renovate our owned and leased properties could be delayed or become more expensive.

Certain of our owned and leased properties were constructed more than a century ago. The condition of aging properties could negatively affect our ability to attract guests or result in higher operating and capital costs, either of which could reduce revenues or profits from these properties. There can be no assurance that our planned replacements and repairs will occur, or even if completed, will result in improved performance. In addition, these efforts are subject to a number of risks, including:

•	construction delays or cost overruns (including labor and materials);

•	obtaining zoning, occupancy and other required permits or authorizations;

•	changes in economic conditions that may result in weakened or lack of demand for improvements that we make or negative project returns;

•	governmental restrictions on the size or kind of development;

•	volatility in the debt and capital markets that may limit our ability to raise capital for projects or improvements;

•	lack of availability of rooms or meeting spaces for revenue-generating activities during construction, modernization or renovation projects;

•	force majeure events, including earthquakes, tornadoes, hurricanes, floods or tsunamis; and

•	design defects that could increase costs.

If our properties are not updated to meet guest preferences, if properties under development or renovation are delayed in opening as scheduled, or if renovation investments adversely affect or fail to improve performance, our operations and financial results could be negatively affected.

Our properties may not be permitted to be rebuilt if destroyed.

Certain of our properties may qualify as legally-permissible nonconforming uses and improvements, including certain of our iconic and most profitable properties. If a substantial portion of any such property were to be destroyed by fire or other casualty, we might not be permitted to rebuild that property as it now exists, regardless of the availability of insurance proceeds. Any loss of this nature, whether insured or not, could materially adversely affect our results of operations and prospects.

We have investments in joint venture projects, which limits our ability to manage third-party risks associated with these projects.

In most cases, we are minority participants and do not control the decisions of the joint ventures in which we are involved. Therefore, joint venture investments may involve risks such as the possibility that a co-venturer in an investment might become bankrupt, be unable to meet its capital contribution obligations, have economic or business interests or goals that are inconsistent with our business interests or goals or take actions that are contrary to our instructions or to applicable laws and regulations. In addition, we may be unable to take action without the approval of our joint venture partners, or our joint venture partners could take actions binding on the joint venture without our consent. Consequently, actions by a co-venturer or other third-party could expose us to claims for damages, financial penalties and reputational harm, any of which could adversely affect our business and operations. In addition, we may agree to guarantee indebtedness incurred by a joint venture or co-venturer or provide standard indemnifications to lenders for loss liability or damage occurring as a result of our actions or actions of the joint venture or other co-venturers. Such a guarantee or indemnity may be on a joint and several basis with a co-venturer, in which case we may be liable in the event that our co-venturer defaults on its guarantee obligation. The non-performance of a co-venturer's obligations may cause losses to us in excess of the capital we initially may have invested or committed.

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

Although our joint ventures may generate positive cash flow, in some cases they may be unable to distribute that cash to the joint venture partners. Additionally, in some cases our joint venture partners control distributions and may choose to leave capital in the joint venture rather than distribute it. Because our ability to generate liquidity from our joint ventures depends in part on their ability to distribute capital to us, our failure to receive distributions from our joint venture partners could reduce our cash flow return on these investments.

Our timeshare business is subject to risks associated with regulation, third-party owners and providing financing to purchasers.

The timeshare business is subject to extensive regulation.

We develop, manage, market and sell timeshare intervals. Certain of these activities are subject to extensive state regulation in both the state in which the timeshare property is located and the states in which the timeshare property is marketed and sold. Federal regulation of certain marketing practices also applies. In addition, because we provide financing to some purchasers of timeshare intervals and also service the resulting loans as well as the loans on inventory sold by third-party developers for which we provide marketing services, we are subject to various federal and state regulations, including those requiring disclosure to borrowers regarding the terms of their loans as well as settlement, servicing and collection of loans. If we fail to comply with applicable federal, state and local laws in connection with our timeshare business, we may be unable to offer timeshare intervals or associated financing in certain areas, which could result in a decline in timeshare revenues.

A decline in timeshare interval inventory or our failure to enter into and maintain timeshare management agreements may have an adverse effect on our business or results of operations.

In addition to timeshare interval supply from our owned timeshare properties, we source interval supply through sales and marketing agreements with third-party developers. If we fail to develop timeshare properties or are unsuccessful in entering into new agreements with third-party developers, we may experience a decline in timeshare interval supply available to be sold by us, which could result in a decrease in our revenues. In addition, a decline in timeshare interval supply could result in both a decrease of financing revenues that are generated from purchasers of timeshare intervals and fee revenues that are generated by providing management, loan and collection services to the timeshare properties.

If purchasers default on the loans that we provide to finance their purchases of timeshare intervals, the revenues and profits that we derive from the timeshare business could be reduced.

Providing secured financing to some purchasers of timeshare intervals subjects us to the risk of purchaser default. As of December 31, 2014, we had approximately $1,024 million of timeshare financing receivables outstanding. If a purchaser defaults under the financing that we provide, we could be forced to write off the loan and reclaim ownership of the timeshare interval. We may be unable to resell the property in a timely manner or at the same price, or at all. Also, if a purchaser of a timeshare interval defaults on the related loan during the early part of the amortization period, we may not have recovered the marketing, selling and general and administrative costs associated with the sale of that timeshare interval. If we are unable to recover any of the principal amount of the loan from a defaulting purchaser, or if the allowances for losses from such defaults are inadequate, the revenues and profits that we derive from the timeshare business could be reduced.

Some of our existing development pipeline may not be developed into new hotels, which could materially adversely affect our growth prospects.

As of December 31, 2014, we had a total of 1,351 hotels in our development pipeline, which we define as hotels under construction or approved for development under one of our brands. The commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, the owner's or developer's ability to obtain adequate financing, obtaining governmental or regulatory approvals and adequate financing. As a result, our entire development pipeline may not develop into new hotels that enter our system.

New hotel brands or non-hotel branded concepts that we launch in the future may not be as successful as we anticipate, which could have a material adverse effect on our business, financial condition or results of operations.

We introduced our newest brand, Canopy by Hilton, in October 2014, opened our first Curio - A Collection by Hilton hotel in August 2014, opened the first Herb N' Kitchen Restaurant in 2013, opened our first Home2 Suites by Hilton hotel in 2011 and launched the eforea: spa at Hilton brand in 2010. We may continue to build our portfolio by launching new hotel and non-hotel brands in the future. In addition, the Hilton Garden Inn, DoubleTree by Hilton and Hampton by Hilton brands have been expanding into new jurisdictions outside the United States in recent years. We may continue to expand existing brands into new international markets. New hotel products or concepts or brand expansions may not be accepted by hotel owners, franchisees or customers and we cannot guarantee the level of acceptance any new brand will have in the development and consumer marketplaces.  If new branded hotel products, non-hotel branded concepts or brand expansions are not as successful as we anticipate, we may not recover the costs we incurred in their development or expansion, which could have a material adverse effect on our business, financial condition or results of operations.

Failures in, material damage to, or interruptions in our information technology systems, software or websites and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations.

We depend heavily upon our information technology systems in the conduct of our business. We own and license or otherwise contract for sophisticated technology and systems for property management, procurement, reservations and the operation of the Hilton HHonors customer loyalty program. Such systems are subject to, among other things, damage or interruption from power outages, computer and telecommunications failures, computer viruses and natural and man-made disasters. Although we have a cold disaster recovery site in a separate location to back up our core reservation, distribution and financial systems, substantially all of our data center operations are currently located in a single facility. Any loss or damage to our primary facility could result in operational disruption and data loss as we move production operations to our disaster recovery site. Damage or interruption to our information systems may require a significant investment to update, remediate or replace with alternate systems, and we may suffer interruptions in our operations as a result. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our systems, including those that may result from our failure to adequately develop, implement and maintain a robust disaster recovery plan and backup systems could severely affect our ability to conduct normal business operations and, as a result, have a material adverse effect on our business operations and financial performance.

We rely on third parties for the performance of a significant portion of our information technology functions worldwide. In particular, our reservation system relies on data communications networks operated by unaffiliated third parties. The success of our business depends in part on maintaining our relationships with these third parties and their continuing ability to perform these functions and services in a timely and satisfactory manner. If we experience a loss or disruption in the provision of any of these functions or services, or they are not performed in a satisfactory manner, we may have difficulty in finding alternate providers on terms favorable to us, in a timely manner or at all, and our business could be adversely affected.

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

From time to time we and third parties who serve us experience cyber-attacks, attempted and actual breaches of our or their information technology systems and networks or similar events, which could result in a loss of sensitive business or customer information, systems interruption or the disruption of our operations. The techniques that are used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and are difficult to detect for long periods of time, and we are accordingly unable to anticipate and prevent all data security incidents. For example, in 2011 we were notified by Epsilon, our database marketing vendor, that we were among a group of companies served by Epsilon that were affected by a data breach that resulted in an unauthorized third party gaining access to Epsilon’s files that included names and e-mails of certain of our customers. Since this notification we have been subject to additional cyber-attacks and data breaches.

Even if we are fully compliant with legal standards and contractual requirements, we still may not be able to prevent security breaches involving sensitive data. The sophistication of efforts by hackers to gain unauthorized access to information systems has continued to increase in recent years. Breaches, thefts, losses or fraudulent uses of customer, employee or company data could cause consumers to lose confidence in the security of our websites, mobile applications, point of sale systems and other information technology systems and choose not to purchase from us. Such security breaches also could expose us to risks of data loss, business disruption, litigation and other liability, any of which could adversely affect our business.

We are exposed to risks and costs associated with protecting the integrity and security of our guests’ personal data and other sensitive information.

We are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such information. We collect internal and customer data, including credit card numbers and other personally identifiable information for a variety of important business purposes, including managing our workforce, providing requested products and services and maintaining guest preferences to enhance customer service and for marketing and promotion purposes. We could be exposed to fines, penalties, restrictions, litigation, reputational harm or other expenses, or other adverse effects on our business, due to failure to protect our guests' personal data and other sensitive information or failure to maintain compliance with the various U.S. and foreign data collection and privacy laws or with credit card industry standards or other applicable data security standards.

In addition, states and the federal government have recently enacted additional laws and regulations to protect consumers against identity theft. These laws and similar laws in other jurisdictions have increased the costs of doing business, and failure on our part to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these laws could subject us to potential claims for damages and other remedies. If we were required to pay any significant amounts in satisfaction of claims under these laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, operating results and financial condition could be adversely affected.

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

We may not be able to identify opportunities or complete transactions on commercially reasonable terms or at all or we may not actually realize any anticipated benefits from such acquisitions, investments or alliances. Similarly, we may not be able to obtain financing for acquisitions or investments on attractive terms or at all, or the ability to obtain financing may be restricted by the terms of our indebtedness. In addition, the success of any acquisition or investment also will depend, in part, on our ability to integrate the acquisition or investment with our existing operations.

We may also divest certain properties or assets, and any such divestments may yield lower than expected returns. In some circumstances, sales of properties or other assets may result in losses. Upon sales of properties or assets, we may become subject to contractual indemnity obligations, incur material tax liabilities or, as a result of required debt repayment, face a shortage of liquidity. Finally, any acquisitions, investments or dispositions could demand significant attention from management that would otherwise be available for business operations, which could harm our business.

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

We rely on a variety of direct marketing techniques, including telemarketing, email marketing and postal mailings, and we are subject to various laws and regulations in the U.S. and internationally that govern marketing and advertising practices. Any further restrictions in laws, such as the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, CAN-SPAM Act of 2003, and various U.S. state laws, new laws, or international data protection laws, such as the EU member states’ implementation of proposed privacy regulation, that govern these activities could adversely affect current or planned marketing activities and cause us to change our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could affect our ability to maintain relationships with our customers and acquire new customers. We also obtain access to names of potential customers from travel service providers or other companies and we market to some individuals on these lists directly or through other companies’ marketing materials. If access to these lists were prohibited or otherwise restricted, our ability to develop new customers and introduce them to products could be impaired.

The growth of internet reservation channels could adversely affect our business and profitability.

A significant percentage of hotel rooms for individual guests are booked through internet travel intermediaries, to whom we commit to pay various commissions and transaction fees for sales of our rooms through their systems. If these bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant concessions from us or our franchisees. Although our agreements with many of these intermediaries limit transaction fees for hotels, there can be no assurance that we will be able to renegotiate these agreements upon their expiration with terms as favorable as the provisions that existed before the expiration, replacement or renegotiation. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to the Hilton brands and systems. If this happens, our business and profitability may be significantly affected as shifting customer loyalties divert bookings away from our websites. Internet travel intermediaries also have recently been subject to regulatory scrutiny, particularly in Europe. The outcome of this regulatory activity may affect our ability to compete for direct bookings through our own internet channels.

In addition, although internet travel intermediaries have traditionally competed to attract individual consumers or "transient" business rather than group and convention business, they have recently expanded their business to include marketing to large group and convention business. If that growth continues, it could both divert group and convention business away from our hotels and also increase our cost of sales for group and convention business. Consolidation of internet travel intermediaries, and the entry of major internet companies into the internet travel bookings business, also could divert bookings away from our websites and increase our hotels' cost of sales.

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

We manage the Hilton HHonors guest loyalty and rewards program for the Hilton brands. Program members accumulate points based on eligible stays and hotel charges and redeem the points for a range of benefits including free rooms and other items of value. The program is an important aspect of our business and of the affiliation value for hotel owners under management and franchise agreements. System hotels (including, without limitation, third-party hotels under management and franchise arrangements) contribute a percentage of the guest’s charges to the program for each stay of a program member. In addition to the accumulation of points for future hotels stays at our brands, Hilton HHonors arranges with third-party service providers, such as airlines and rail companies, to exchange monetary value represented by points for program awards. Currently, the program benefits are not taxed as income to members. If the program awards and benefits are materially altered, curtailed or taxed such that a material number of Hilton HHonors members choose to no longer participate in the program, this could adversely affect our business.

Because we derive a portion of our revenues from operations outside the United States, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.

We currently manage, franchise, own or lease hotels and resorts in 94 countries and territories around the world. Our operations outside the United States represented approximately 25 percent of our revenues for each of the years ended December 31, 2014 and 2013. We expect that revenues from our international operations will continue to account for an increasing portion of our total revenues. As a result, we are subject to the risks of doing business outside the United States, including:

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

•	uncertainties as to local laws regarding, and enforcement of, contract and intellectual property rights;

•	forced nationalization of our properties by local, state or national governments; and

•	the difficulties involved in managing an organization doing business in many different countries.

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

Our business operations in countries outside the U.S. are subject to a number of laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act ("FCPA"), as well as trade sanctions administered by the Office of Foreign Assets Control ("OFAC"). The FCPA is intended to prohibit bribery of foreign officials and requires us to keep books and records that accurately and fairly reflect our transactions. OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. Although we have policies in place designed to comply with applicable sanctions, rules and regulations, it is possible that hotels we own or manage in the countries and territories in which we operate may provide services to persons subject to sanctions. Where we have identified potential violations in the past, we have taken appropriate remedial action including filing voluntary disclosures to OFAC. In addition, some of our operations may be subject to the laws and regulations of non-U.S. jurisdictions, including the U.K.’s Bribery Act 2010, which contains significant prohibitions on bribery and other corrupt business activities, and other local anti-corruption laws in the countries and territories in which we conduct operations.

If we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm and incarceration of employees or restrictions on our operation or ownership of hotels and other properties, including the termination of management, franchising and ownership rights. In addition, in certain circumstances, the actions of parties affiliated with us (including our owners, joint venture partners, employees and agents) may expose us to liability under the FCPA, U.S. sanctions or other laws. These restrictions could increase costs of operations, reduce profits or cause us to forgo development opportunities that would otherwise support growth.

In August 2012, Congress enacted the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRSHRA"), which expands the scope of U.S. sanctions against Iran and Syria. In particular, Section 219 of the ITRSHRA amended the Exchange Act to require SEC-reporting companies to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions engaged in by the reporting company or any of its affiliates. These companies are required to separately file with the SEC a notice that such activities have been disclosed in the relevant periodic report, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation with respect to certain disclosed activities, to determine whether sanctions should be imposed.

Under ITRSHRA, we are required to report if we or any of our "affiliates" knowingly engaged in certain specified activities during a period covered by one of our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q. We have engaged in, and may in the future engage in, activities that would require disclosure pursuant to Section 219 of ITRSHRA. In addition, because the SEC defines the term "affiliate" broadly, we may be deemed to be a controlled affiliate of Blackstone, affiliates of Blackstone may also be considered our affiliates. Other affiliates of Blackstone have in the past and may in the future be required to make disclosures pursuant to ITRSHRA, including the activities discussed in the disclosures included on Exhibit 99.1 to this Annual Report on Form 10-K, which disclosures are hereby incorporated by reference herein. Disclosure of such activities and any sanctions imposed on us or our affiliates as a result of these activities could harm our reputation and brands and have a negative effect on our results of operations.

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

We also rely on the general managers at each of our managed, owned and leased hotels to manage daily operations and oversee the efforts of employees. These general managers are trained professionals in the hospitality industry and have extensive experience in many markets worldwide. The failure to retain, train or successfully manage general managers for our managed, owned and leased hotels could negatively affect our operations.

Collective bargaining activity could disrupt our operations, increase our labor costs or interfere with the ability of our management to focus on executing our business strategies.

A significant number of our employees (approximately 30 percent) and employees of our hotel owners are covered by collective bargaining agreements and similar agreements. If relationships with our employees or employees of our hotel owners or the unions that represent them become adverse, the properties we manage, franchise, own or lease could experience labor disruptions such as strikes, lockouts, boycotts and public demonstrations. A number of our collective bargaining agreements, representing approximately nine percent of our organized employees, have expired and are in the process of being renegotiated, and we may be required to negotiate additional collective bargaining agreements in the future if more employees become unionized. Labor disputes, which may be more likely when collective bargaining agreements are being negotiated, could harm our relationship with our employees or employees of our hotel owners, result in increased regulatory inquiries and enforcement by governmental authorities and deter guests. Further, adverse publicity related to a labor dispute could harm our reputation and reduce customer demand for our services. Labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs and limitations on our ability or the ability of our third-party property owners to take cost saving measures during economic downturns. We do not have the ability to control the negotiations of collective bargaining agreements covering unionized labor employed by many third-party property owners. Increased unionization of our workforce, new labor legislation or changes in regulations could disrupt our operations, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies.

Labor shortages could restrict our ability to operate our properties or grow our business or result in increased labor costs that could adversely affect our results of operations.

Our success depends in large part on our ability to attract, retain, train, manage, and engage employees. We employ or manage approximately 157,000 individuals at our managed, owned and leased hotels and corporate offices around the world. If we are unable to attract, retain, train, manage and engage skilled individuals, our ability to manage and staff the managed, owned and leased hotels could be impaired, which could reduce customer satisfaction. In addition, the inability of our franchisees to attract, retain, train, manage and engage skilled employees for the franchised hotels could adversely affect the reputation of our brands. Staffing shortages in various parts of the world also could hinder our ability to grow and expand our businesses. Because payroll costs are a major component of the operating expenses at our hotels and our franchised hotels, a shortage of skilled labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations. Additionally, increase in minimum wage rates could increase costs and reduce profits for us and our franchisees.

Any failure to protect our trademarks and other intellectual property could reduce the value of the Hilton brands and harm our business.

The recognition and reputation of our brands are important to our success. We have over 4,900 trademark registrations in jurisdictions around the world for use in connection with our services, plus at any given time, a number of pending applications for trademarks and other intellectual property. However, those trademark or other intellectual property registrations may not be granted or the steps we take to use, control or protect our trademarks or other intellectual property in the U.S. and other jurisdictions may not always be adequate to prevent third parties from copying or using the trademarks or other intellectual property without authorization. We may also fail to obtain and maintain trademark protection for all of our brands in all jurisdictions. For example, in certain jurisdictions, third parties have registered or otherwise have the right to use certain trademarks that are the same as or similar to our trademarks, which could prevent us from registering trademarks and opening hotels in that jurisdiction. Third parties may also challenge our rights to certain trademarks or oppose our trademark applications. Defending against any such proceedings may be costly, and if unsuccessful, could result in the loss of important intellectual property rights. Obtaining and maintaining trademark protection for multiple brands in multiple jurisdictions is also expensive, and we may therefore elect not to apply for or to maintain certain trademarks.

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

In addition, we license the right to use certain intellectual property from unaffiliated third parties, including the right to grant sublicenses to franchisees. If we are unable to use this intellectual property, our ability to generate revenue from such properties may be diminished.

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

Conducting business in currencies other than the U.S. dollar subjects us to fluctuations in currency exchange rates that could have a negative effect on our financial results. We earn revenues and incur expenses in foreign currencies as part of our operations outside of the U.S. As a result, fluctuations in currency exchange rates may significantly increase the amount of U.S. dollars required for foreign currency expenses or significantly decrease the U.S. dollars received from foreign currency revenues. We also have exposure to currency translation risk because, generally, the results of our business outside of the U.S. are reported in local currency and then translated to U.S. dollars for inclusion in our consolidated financial statements. As a result, changes between the foreign exchange rates and the U.S. dollar will affect the recorded amounts of our foreign assets, liabilities, revenues and expenses and could have a negative effect on our financial results. Our exposure to foreign currency exchange rate fluctuations will grow if the relative contribution of our operations outside the U.S. increases.

To attempt to mitigate foreign currency exposure, we may enter into foreign exchange hedging agreements with financial institutions. However, these hedging agreements may not eliminate foreign currency risk entirely and involve costs and risks of their own in the form of transaction costs, credit requirements and counterparty risk.

If the insurance that we or our owners carry does not sufficiently cover damage or other potential losses or liabilities to third parties involving properties that we manage, franchise or own, our profits could be reduced.

We operate in certain areas where the risk of natural disaster or other catastrophic losses vary, and the occasional incidence of such an event could cause substantial damage to us, our owners or the surrounding area. We carry, and we require our owners to carry, insurance from solvent insurance carriers that we believe is adequate for foreseeable first- and third-party losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we and our owners can obtain or may otherwise restrict our or our owners’ ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we and/or our owners carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property. Because certain types of losses are uncertain, they may be uninsurable or prohibitively expensive. In addition, there are other risks that may fall outside the general coverage terms and limits of our policies.

In some cases, these factors could result in certain losses being completely uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenues, profits, management fees or franchise fees from the property.

Terrorism insurance may not be available at commercially reasonable rates or at all.

Following the September 11, 2001 terrorist attacks in New York City and the Washington, D.C. area, Congress passed the Terrorism Risk Insurance Act of 2002, which established the Terrorism Risk Insurance Program (the “Program”) to provide insurance capacity for terrorist acts. The Program expired at the end of 2014 but was reauthorized, with some adjustments to its provisions, in January 2015 for six years through December 31, 2020.  We carry, and we require our owners and our franchisees to carry, insurance from solvent insurance carriers to respond to both first-party and third-party liability losses related to terrorism. We purchase our first-party property damage and business interruption insurance from a stand-alone market in place of and to supplement insurance from government run pools. If the Program is not extended or renewed upon its expiration in 2020, or if there are changes to the Program that would negatively affect insurance carriers, premiums for terrorism insurance coverage will likely increase and/or the terms of such insurance may be materially amended to increase stated exclusions or to otherwise effectively decrease the scope of coverage available, perhaps to the point where it is effectively unavailable.

Terrorist attacks and military conflicts may adversely affect the hospitality industry.

The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001 underscore the possibility that large public facilities or economically important assets could become the target of terrorist attacks in the future. In particular, properties that are well-known or are located in concentrated business sectors in major cities where our hotels are located may be subject to the risk of terrorist attacks.

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

The occurrence of a terrorist attack with respect to one of our properties could directly and materially adversely affect our results of operations. Furthermore, the loss of any of our well-known buildings could indirectly affect the value of our brands, which would in turn adversely affect our business prospects.

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

We are subject to ongoing and periodic tax audits and disputes in U.S. federal and various state, local and foreign jurisdictions. In particular, our consolidated U.S. federal income tax returns for the fiscal years ended December 31, 2006 and October 24, 2007 are under audit by the Internal Revenue Service ("IRS"), and the IRS has proposed adjustments to increase our taxable income based on several assertions involving intercompany loans, our Hilton HHonors guest loyalty and reward program and our foreign-currency denominated loans issued by one of our subsidiaries. In total, the proposed adjustments sought by the IRS would result in U.S. federal tax owed of approximately $696 million, excluding interest and penalties and potential state income taxes. We disagree with the IRS’s position on each of the assertions and intend to vigorously contest them. Additionally, during 2014, the IRS commenced its audit of tax years December 2007 through 2010. See Note 19: "Income Taxes" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely affecting our financial condition or results of operations.

Changes to accounting rules or regulations may adversely affect our financial condition and results of operations.

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may require retrospective application and affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our financial condition and results of operations. See Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of accounting standards issued but not yet adopted. Additionally, in 2013, the Financial Accounting Standards Board ("FASB"), issued a revised exposure draft outlining proposed changes to current lease accounting in FASB Accounting Standards Codification Topic 840, Leases. The proposed accounting standards update, if ultimately adopted in its current form, could result in significant changes to current accounting, including the capitalization of leases on the balance sheet that currently are recorded off-balance sheet as operating leases. While this change would not affect the cash flow related to our leased hotels and other leased assets, it could adversely affect our balance sheet and could therefore affect our ability to raise financing from banks or other sources.

Changes to estimates or projections used to assess the fair value of our assets, or operating results that are lower than our current estimates at certain locations, may cause us to incur impairment losses that could adversely affect our results of operations.

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

In many jurisdictions, the hotel industry is subject to extensive foreign or U.S. federal, state and local governmental regulations, including those relating to the service of alcoholic beverages, the preparation and sale of food and those relating to building and zoning requirements. We are also subject to licensing and regulation by foreign or U.S. state and local departments relating to health, sanitation, fire and safety standards, and to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions status and citizenship requirements. In addition, the National Labor Relations Board may revise its standard for joint employee relationships, which could increase our risk of being considered a joint employer with our franchisees. We or our third-party owners may be required to expend funds to meet foreign or U.S. federal, state and local regulations in connection with the continued operation or remodeling of certain of our properties. The failure to meet the requirements of applicable regulations and licensing requirements, or publicity resulting from actual or alleged failures, could have an adverse effect on our results of operations.

Foreign or U.S. environmental laws and regulations may cause us to incur substantial costs or subject us to potential liabilities.

We are subject to certain compliance costs and potential liabilities under various foreign and U.S. federal, state and local environmental, health and safety laws and regulations. These laws and regulations govern actions including air emissions, the use, storage and disposal of hazardous and toxic substances, and wastewater disposal. Our failure to comply with such laws, including any required permits or licenses, could result in substantial fines or possible revocation of our authority to conduct some of our operations. We could also be liable under such laws for the costs of investigation, removal or remediation of hazardous or toxic substances at our currently or formerly owned, leased or operated real property (including managed and franchised properties) or at third-party locations in connection with our waste disposal operations, regardless of whether or not we knew of, or caused, the presence or release of such substances. From time to time, we may be required to remediate such substances or remove, abate or manage asbestos, mold, radon gas, lead or other hazardous conditions at our properties. The presence or release of such toxic or hazardous substances could result in third-party claims for personal injury, property or natural resource damages, business interruption or other losses. Such claims and the need to investigate, remediate or otherwise address hazardous, toxic or unsafe conditions could adversely affect our operations, the value of any affected real property, or our ability to sell, lease or assign our rights in any such property, or could otherwise harm our business or reputation. Environmental, health and safety requirements have also become increasingly stringent, and our costs may increase as a result. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and operating restrictions on us.

The cost of compliance with the Americans with Disabilities Act and similar legislation outside of the U.S. may be substantial.

We are subject to the Americans with Disabilities Act ("ADA") and similar legislation in certain jurisdictions outside of the U.S. Under the ADA all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. These regulations apply to accommodations first occupied after January 26, 1993; public accommodations built before January 26, 1993 are required to remove architectural barriers to disabled access where such removal is "readily achievable." The regulations also mandate certain operational requirements that hotel operators must observe. The failure of a property to comply with the ADA could result in injunctive relief, fines, an award of damages to private litigants or mandated capital expenditures to remedy such noncompliance. Any imposition of injunctive relief, fines, damage awards or capital expenditures could adversely affect the ability of an owner or franchisee to make payments under the applicable management or franchise agreement or negatively affect the reputation of our brands. In November 2010, we entered into a settlement with the U.S. Department of Justice related to compliance with the ADA. Under the terms of the settlement, until March 2015 we must: ensure compliance with ADA regulations at our owned and joint venture (in which we own more than a 50 percent interest) properties built after January 26, 1993; require owners of managed or franchised hotels built after January 26, 1993 that enter into a new management or franchise agreement, experience a change in ownership, or renew or extend a management or franchise agreement, to conduct a survey of its facilities and to certify that the hotel complies with the ADA; ensure that new hotels constructed in our system are compliant with ADA regulations; provide ADA training to our employees; improve the accessibility of our websites and reservations system for individuals with disabilities; appoint a national ADA compliance officer; and appoint an ADA contact on-site at each hotel. If we fail to comply with the requirements of the ADA and our related consent decree, we could be subject to fines, penalties, injunctive action, reputational harm and other business effects which could materially and negatively affect our performance and results of operations.

Casinos featured on certain of our properties are subject to gaming laws, and noncompliance could result in the revocation of the gaming licenses.

Several of our properties feature casinos, most of which are operated by third parties. Factors affecting the economic performance of a casino property include:

•	location, including proximity to or easy access from major population centers;

•	appearance;

•	local, regional or national economic conditions;

•	the existence or construction of competing casinos;

•	dependence on tourism; and

•	governmental regulation.

Jurisdictions in which our properties containing casinos are located, including Puerto Rico and Egypt have laws and regulations governing the conduct of casino gaming. These jurisdictions generally require that the operator of a casino must be found suitable and be registered. Once issued, a registration remains in force until revoked. The law defines the grounds for registration, as well as revocation or suspension of such registration. The loss of a gaming license for any reason would have a material adverse effect on the value of a casino property and could reduce fee income associated with such operations and consequently negatively affect our business results.

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

Risks Related to Our Indebtedness

Our substantial indebtedness and other contractual obligations could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.

We have a significant amount of indebtedness. As of December 31, 2014, our total indebtedness was approximately $11.7 billion, including $879 million of non-recourse debt, and our contractual debt maturities of our long-term debt and non-recourse debt for the years ending December 31, 2015, 2016 and 2017, respectively, were $136 million, $238 million and $355 million. Our substantial debt and other contractual obligations could have important consequences, including:

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

The indenture that governs our senior notes, the credit agreement that governs our senior secured credit facilities and the agreements that govern our commercial mortgage-backed securities loan impose significant operating and financial restrictions on us. These restrictions limit our ability and/or the ability of our subsidiaries to, among other things:

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

In addition, if, on the last day of any period of four consecutive quarters on or after June 30, 2014, the aggregate principal amount of revolving credit loans, swing line loans and/or letters of credit (excluding up to $50 million of letters of credit and certain other letters of credit that have been cash collateralized or back-stopped) that are issued and/or outstanding is greater than 25 percent of the revolving credit facility, the credit agreement will require us to maintain a consolidated first lien net leverage ratio not to exceed 7.9 to 1.0. Our subsidiaries’ mortgage-backed loans also require them to maintain certain debt service coverage ratios and minimum net worth requirements.

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

Our Sponsor and its affiliates beneficially owned approximately 55.3 percent of our common stock as of February 9, 2015. Moreover, under our bylaws and the stockholders’ agreement with our Sponsor and its affiliates, for so long as our existing owners and their affiliates retain significant ownership of us, we have agreed to nominate to our board individuals designated by our Sponsor, whom we refer to as the "Sponsor Directors." Even when our Sponsor and its affiliates cease to own shares of our stock representing a majority of the total voting power, for so long as our Sponsor continues to own a significant percentage of our stock our Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, during that period of time, our Sponsor will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

Our Sponsor and its affiliates engage in a broad spectrum of activities, including investments in real estate generally and in the hospitality industry in particular. In the ordinary course of their business activities, our Sponsor and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. For example, our Sponsor owns interests in Extended Stay America, Inc. and La Quinta Holdings Inc., and certain other investments in the hotel industry that compete directly or indirectly with us. In addition, affiliates of our Sponsor directly and indirectly own hotels that we manage or franchise, and they may in the future enter into other transactions with us, including hotel or timeshare development projects, that could result in their having interests that could conflict with ours. Our amended and restated certificate of incorporation provides that none of our Sponsor, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our Sponsor also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may be unavailable to us. In addition, Blackstone may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

We are a "controlled company" within the meaning of New York Stock Exchange ("NYSE") rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to those requirements.

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

Because we do not currently pay any cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than what you paid for it.

We do not currently pay any cash dividends on our common stock. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by our senior secured credit facility and our senior notes and may be limited by covenants of other indebtedness we or our subsidiaries incur in the future. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than what you paid for it.

Future issuances of common stock by us, and the availability for resale of shares held by our pre-IPO investors, may cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our common stock. After the expiration or earlier waiver or termination of the lock-up period described below, substantially all of the outstanding shares of our common stock will be available for resale in the public market. Registration of the sale of these shares of our common stock would permit their sale into the market immediately. The market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. In addition, our Sponsor has pledged substantially all of the shares of our common stock held by it pursuant to a margin loan agreement and any foreclosure upon those shares could result in sales of a substantial number of shares of our common stock in the public market, which could substantially decrease the market price of our common stock.

Pursuant to a registration rights agreement, we have granted our Sponsor and certain management stockholders the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of our common stock held by them. These shares represented approximately 56.1 percent of our outstanding common stock as of

February 9, 2015. These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our stock could decline if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Former members of Hilton Global Holdings LLC ("HGH"), including our Sponsor, who received, in the aggregate, approximately 829,481,530 shares of our common stock from HGH in connection with our initial public offering are currently prohibited from transferring one third of the shares they received (approximately 276,493,843 shares) until June 11, 2015; however, these transfer restrictions are subject to certain exceptions and may be waived, modified or amended at any time. As restrictions on resale end, the market price of our shares of common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

As of February 9, 2015, we had 7,197,925 of equity-based awards to be issued upon vesting or exercise of outstanding options and an aggregate of 72,792,531 shares of common stock available for future issuance under the 2013 Omnibus Incentive Plan. We filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our 2013 Omnibus Incentive Plan. Accordingly, shares registered under such registration statements will be available for sale in the open market.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Hotel Properties

Owned or Controlled Hotels

As of December 31, 2014, we owned a majority or controlling financial interest in the following 52 hotels, representing 28,156 rooms.

Property	Location	Rooms	Ownership
Waldorf Astoria Hotels & Resorts
The Waldorf Astoria New York(1)	New York, NY, USA	1,413	100%
Hilton Hotels & Resorts
Hilton Hawaiian Village Beach Resort & Spa	Honolulu, HI, USA	2,860	100%
Hilton New York	New York, NY, USA	1,985	100%
Hilton San Francisco Union Square	San Francisco, CA, USA	1,915	100%
Hilton New Orleans Riverside	New Orleans, LA, USA	1,622	100%
Hilton Chicago	Chicago, IL, USA	1,544	100%
Hilton Waikoloa Village	Waikoloa, HI, USA	1,241	100%
Caribe Hilton	San Juan, Puerto Rico	915	100%
Hilton Chicago O'Hare Airport	Chicago, IL, USA	860	100%
Hilton Orlando Lake Buena Vista	Orlando, FL, USA	814	100%
Hilton Boston Logan Airport	Boston, MA, USA	599	100%
Hilton Sydney	Sydney, Australia	579	100%
Pointe Hilton Squaw Peak Resort	Phoenix, AZ, USA	563	100%
Hilton Miami Airport	Miami, FL, USA	508	100%
Hilton Atlanta Airport	Atlanta, GA, USA	507	100%
Hilton São Paulo Morumbi	São Paulo, Brazil	503	100%
Hilton McLean Tysons Corner	McLean, VA, USA	458	100%
Hilton Seattle Airport & Conference Center	Seattle, WA, USA	396	100%
Hilton Oakland Airport	Oakland, CA, USA	359	100%
Hilton Paris Orly Airport	Paris, France	340	100%
Hilton Durban	Durban, South Africa	324	100%
Hilton New Orleans Airport	Kenner, LA, USA	317	100%
Hilton Short Hills	Short Hills, NJ, USA	304	100%
Hilton Amsterdam Airport Schiphol	Schiphol, Netherlands	277	100%
Hilton Blackpool	Blackpool, United Kingdom	274	100%
Hilton Rotterdam	Rotterdam, Netherlands	254	100%
Hilton Suites Chicago/Oak Brook	Oakbrook Terrace, IL, USA	211	100%
Hilton Belfast	Belfast, United Kingdom	198	100%
Hilton London Islington	London, United Kingdom	190	100%
Hilton Edinburgh Grosvenor	Edinburgh, United Kingdom	184	100%
Hilton Coylumbridge	Coylumbridge, United Kingdom	175	100%
Hilton Bath City	Bath, United Kingdom	173	100%
Hilton Nuremberg	Nuremberg, Germany	152	100%
Hilton Milton Keynes	Milton Keynes, United Kingdom	138	100%
Hilton Templepatrick Hotel & Country Club	Templepatrick, United Kingdom	129	100%
Hilton Sheffield	Sheffield, United Kingdom	128	100%
DoubleTree by Hilton
DoubleTree Hotel Crystal City – National Airport	Arlington, VA, USA	631	100%
DoubleTree Hotel San Jose	San Jose, CA, USA	505	100%
DoubleTree Hotel Ontario Airport	Ontario, CA, USA	482	67%
DoubleTree Spokane – City Center	Spokane, WA, USA	375	10%
Fess Parker’s DoubleTree Resort Santa Barbara	Santa Barbara, CA, USA	360	50%

Property	Location	Rooms	Ownership
Embassy Suites Hotels
Embassy Suites Washington D.C.	Washington, D.C., USA	318	100%
Embassy Suites Parsippany	Parsippany, NJ, USA	274	100%
Embassy Suites Kansas City – Plaza	Kansas City, MO, USA	266	100%
Embassy Suites Austin – Downtown/Town Lake	Austin, TX, USA	259	100%
Embassy Suites Atlanta – Perimeter Center	Atlanta, GA, USA	241	100%
Embassy Suites San Rafael – Marin County	San Rafael, CA, USA	235	100%
Embassy Suites Kansas City – Overland Park	Overland Park, KS, USA	199	100%
Embassy Suites Phoenix – Airport at 24th Street	Phoenix, AZ, USA	182	100%
Hilton Garden Inn
Hilton Garden Inn LAX/El Segundo	El Segundo, CA, USA	162	100%
Hilton Garden Inn Chicago/Oak Brook	Oakbrook Terrace, IL, USA	128	100%
Hampton Hotels
Hampton Inn & Suites Memphis – Shady Grove	Memphis, TN, USA	130	100%
____________

(1)	In February 2015, we sold this property.

Joint Venture Hotels

As of December 31, 2014, we had a minority or noncontrolling financial interest in and operated the following 17 properties, representing 8,398 rooms. We have a right of first refusal to purchase additional equity interests in certain of these joint ventures. We manage each of the partially owned hotels for the entity owning the hotel.

Property	Location	Rooms	Ownership
Waldorf Astoria Hotels & Resorts
The Waldorf Astoria Chicago	Chicago, IL, USA	189	15%
Conrad Hotels & Resorts
Conrad Cairo	Cairo, Egypt	614	10%
Conrad Dublin	Dublin, Ireland	191	48%
Hilton Hotels & Resorts
Hilton Orlando – Orange County Convention Center	Orlando, FL, USA	1,417	20%
Hilton San Diego Bayfront	San Diego, CA, USA	1,190	25%
Hilton Tokyo Bay	Urayasu-shi, Japan	817	24%
Hilton Berlin	Berlin, Germany	601	40%
Capital Hilton	Washington, D.C., USA	547	25%
Hilton Nagoya	Nagoya, Japan	448	24%
Hilton La Jolla Torrey Pines	La Jolla, CA, USA	394	25%
Hilton Mauritius Resort & Spa	Flic-en-Flac, Mauritius	193	20%
Hilton Imperial Dubrovnik	Dubrovnik, Croatia	147	18%
DoubleTree by Hilton
DoubleTree Las Vegas Airport	Las Vegas, NV, USA	190	50%
DoubleTree Hotel Missoula/Edgewater	Missoula, MT, USA	171	50%
Embassy Suites Hotels
Embassy Suites Alexandria – Old Town	Alexandria, VA, USA	288	50%
Embassy Suites Secaucus – Meadowlands	Secaucus, NJ, USA	261	50%
Other
Myrtle Beach Kingston Plantation (condo management company)	Myrtle Beach, SC, USA	740	50%

Leased Hotels

As of December 31, 2014, we leased the following 75 hotels, representing 22,400 rooms.

Property	Location	Rooms
Waldorf Astoria Hotels & Resorts
Waldorf Astoria Rome Cavalieri	Rome, Italy	370
Waldorf Astoria Amsterdam	Amsterdam, Netherlands	93

Property	Location	Rooms
Hilton Hotels & Resorts
Hilton Tokyo(1)	(Shinjuku-ku) Tokyo, Japan	811
Hilton Ramses	Cairo, Egypt	771
Hilton London Kensington	London, United Kingdom	601
Hilton Vienna	Vienna, Austria	579
Hilton Tel Aviv	Tel Aviv, Israel	562
Hilton Osaka(1)	Osaka, Japan	523
Hilton Istanbul	Istanbul, Turkey	499
Hilton Salt Lake City	Salt Lake City, UT, USA	499
Hilton Munich Park	Munich, Germany	484
Hilton Munich City	Munich, Germany	480
London Hilton on Park Lane	London, United Kingdom	453
Hilton Diagonal Mar Barcelona	Barcelona, Spain	433
Hilton Mainz	Mainz, Germany	431
Hilton Trinidad & Conference Centre	Port of Spain, Trinidad	418
Hilton London Heathrow Airport	London, United Kingdom	398
Hilton Izmir	Izmir, Turkey	380
Hilton Addis Ababa	Addis Ababa, Ethiopia	372
Hilton Vienna Danube	Vienna, Austria	367
Hilton Frankfurt	Frankfurt, Germany	342
Hilton Brighton Metropole	Brighton, United Kingdom	340
Hilton Sandton	Sandton, South Africa	329
Hilton Brisbane	Brisbane, Australia	319
Hilton Glasgow	Glasgow, United Kingdom	319
Hilton Milan	Milan, Italy	319
Hilton Ankara	Ankara, Turkey	310
Hilton Adana	Adana, Turkey	308
Hilton Waldorf	London, United Kingdom	298
Hilton Cologne	Cologne, Germany	296
Hilton Slussen	Stockholm, Sweden	289
Hilton Nairobi(1)	Nairobi, Kenya	287
Hilton Madrid Airport	Madrid, Spain	284
Hilton Parmelia Perth	Parmelia Perth, Australia	284
Hilton London Canary Wharf	London, United Kingdom	282
Hilton Amsterdam	Amsterdam, Netherlands	271
Hilton Newcastle Gateshead	Newcastle Upon Tyne, United Kingdom	254
Hilton Vienna Plaza	Vienna, Austria	254
Hilton Bonn	Bonn, Germany	252
Hilton London Tower Bridge	London, United Kingdom	245
Hilton London Stansted Airport	Stansted, United Kingdom	239
Hilton Manchester Airport	Manchester, United Kingdom	230
Hilton Basel	Basel, Switzerland	220
Hilton Bracknell	Bracknell, United Kingdom	215
Hilton Antwerp	Antwerp, Belgium	210
Hilton Reading	Reading, United Kingdom	210
Hilton Leeds City	Leeds, United Kingdom	208
Hilton Watford	Watford, United Kingdom	200
Hilton Mersin	Mersin, Turkey	186
Hilton Warwick/Stratford-upon-Avon	Warwick, United Kingdom	181
Hilton Leicester	Leicester, United Kingdom	179
Hilton Innsbruck	Innsbruck, Austria	176
Hilton Nottingham	Nottingham, United Kingdom	176
Hilton Odawara Resort & Spa	Odawara City, Japan	173
Hilton St. Anne’s Manor, Bracknell	Wokingham, United Kingdom	170
Hilton Croydon	Croydon, United Kingdom	168
Hilton London Green Park	London, United Kingdom	163
Hilton Cobham	Cobham, United Kingdom	158

Property	Location	Rooms
Hilton Paris La Defense	Paris, France	153
Hilton East Midlands	Derby, United Kingdom	152
Hilton Maidstone	Maidstone, United Kingdom	146
Hilton Avisford Park, Arundel	Arundel, United Kingdom	140
Hilton Northampton	Northampton, United Kingdom	139
Hilton London Hyde Park	London, United Kingdom	132
Hilton York	York, United Kingdom	131
Hilton Mainz City	Mainz, Germany	127
Hilton ParkSA Istanbul	Istanbul, Turkey	117
Hilton Puckrup Hall, Tewkesbury	Tewkesbury, United Kingdom	112
Hilton Glasgow Grosvenor	Glasgow, United Kingdom	97
DoubleTree by Hilton
DoubleTree Hotel Seattle Airport	Seattle, WA, USA	850
DoubleTree Hotel San Diego – Mission Valley	San Diego, CA, USA	300
DoubleTree Hotel Sonoma Wine Country	Rohnert Park, CA, USA	245
DoubleTree Hotel Durango	Durango, CO, USA	159
Other
Scandic Hotel Sergel Plaza	Stockholm, Sweden	403
The Trafalgar London	London, United Kingdom	129
____________

(1)	We own a majority or controlling financial interest, but less than a 100 percent interest, in entities that lease these properties.

Corporate Headquarters and Regional Offices

Our corporate headquarters are located at 7930 Jones Branch Drive, McLean, Virginia 22102. These offices consist of approximately 167,303 square feet of leased space. The lease for this property initially expires on December 31, 2019, with options to renew and increase the rentable square feet. We also have corporate offices in Watford, England (Europe), Dubai, United Arab Emirates (Middle East & Africa) and Singapore (Asia Pacific). Additionally, to support our operations, we have our Hilton HHonors and other commercial services office in Addison, Texas, the Hilton Grand Vacations headquarters in Orlando, Florida and timeshare sales offices in Honolulu, Hawaii, Las Vegas, Nevada, New York City, New York, Orlando, Florida, Tumon Bay, Guam and Tokyo, Japan.

Other non-operating real estate holdings include a centralized operations center located in Memphis, Tennessee, and a Hilton Reservations and Customer Care office in Carrollton, Texas.

We believe that our existing office properties are in good condition and are sufficient and suitable for the conduct of our business. In the event we need to expand our operations, we believe that suitable space will be available on commercially reasonable terms.

Item 3.     Legal Proceedings

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums, including proceedings involving tort and other general liability claims, employee claims, consumer protection claims and claims related to our management of certain hotel properties. Most occurrences involving liability, claims of negligence and employees are covered by insurance with solvent insurance carriers. For those matters not covered by insurance, which include commercial matters, we recognize a liability when we believe the loss is probable and can be reasonably estimated. The ultimate results of claims and litigation cannot be predicted with certainty. We believe we have adequate reserves against such matters. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading publicly on the NYSE under the symbol "HLT" on December 12, 2013. Prior to that time, there was no public market for our common stock. As of February 9, 2015, there were approximately 63 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions. The following table sets forth the high and low sales prices for our common stock as reported by the NYSE for the indicated periods:

	Stock Price
	High	Low
Fiscal Year Ended December 31, 2014
First Quarter	$23.10	$20.55
Second Quarter	$23.80	$20.96
Third Quarter	$25.92	$23.15
Fourth Quarter	$26.53	$20.72

Fiscal Year Ended December 31, 2013
Fourth Quarter (beginning December 12, 2013)	$25.95	$21.15

Dividends

We do not currently pay dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries.

We did not declare or pay any dividends on our common stock during the years ended December 31, 2014, 2013 and 2012.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2014, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.

Securities Authorized for Issuance Under Equity Compensation Plans

	As of December 31, 2014
	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by stockholders(1)	7,304,569	$7.58	72,686,932
____________

(1)	Relates only to the Hilton Worldwide Holdings Inc. 2013 Omnibus Incentive Plan detailed below.

(2)	Includes 6,318,441 shares that may be issued upon the vesting of restricted stock units, which cannot be exercised for consideration.

On December 11, 2013, the Board of Directors and our then sole stockholder adopted the 2013 Omnibus Incentive Plan under which 80,000,000 shares of common stock were reserved. The 2013 Omnibus Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and performance compensation awards to eligible employees, officers, directors, consultants and advisors of Hilton. If an award under the 2013 Omnibus Incentive Plan terminates, lapses or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the 2013 Omnibus Incentive Plan. As of December 31, 2014, there were no equity compensation plans not approved by Hilton stockholders.

Recent Sales of Unregistered Securities

During the years ended December 31, 2014, 2013 and 2012, we did not sell any equity securities that were not registered under the Securities Act.

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

	12/12/2013	12/31/2013	12/31/2014
Hilton Worldwide	$100.0	$103.5	$121.3
S&P 500	$100.0	$104.1	$116.0
S&P Hotel	$100.0	$109.2	$132.8

Item 6.     Selected Financial Data

We derived the selected statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the selected balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected statement of operations data for the years ended December 31, 2011 and 2010 and the selected balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. We derived the selected balance sheet data as of December 31, 2010 from our unaudited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results expected for any future period.

The selected consolidated financial data below should be read together with the consolidated financial statements including the related notes thereto, and "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per share data)
Statement of Operations Data:
Revenues
Owned and leased hotels	$4,239	$4,046	$3,979	$3,898	$3,667
Management and franchise fees and other	1,401	1,175	1,088	1,014	901
Timeshare	1,171	1,109	1,085	944	863
	6,811	6,330	6,152	5,856	5,431
Other revenues from managed and franchised properties	3,691	3,405	3,124	2,927	2,637
Total revenues	10,502	9,735	9,276	8,783	8,068

Expenses
Owned and leased hotels	3,252	3,147	3,230	3,213	3,009
Timeshare	767	730	758	668	634
Depreciation and amortization	628	603	550	564	574
Impairment losses	—	—	54	20	24
General, administrative and other	491	748	460	416	637
	5,138	5,228	5,052	4,881	4,878
Other expenses from managed and franchised properties	3,691	3,405	3,124	2,927	2,637
Total expenses	8,829	8,633	8,176	7,808	7,515

Operating income	1,673	1,102	1,100	975	553
Net income attributable to Hilton stockholders	673	415	352	253	128

Basic and diluted earnings per share	$0.68	$0.45	$0.38	$0.27	$0.14

Weighted average shares outstanding - basic	985	923	921	921	921
Weighted average shares outstanding - diluted	986	923	921	921	921

	December 31,
	2014	2013	2012	2011	2010
	(in millions)
Selected Balance Sheet Data:
Cash and cash equivalents	$566	$594	$755	$781	$796
Restricted cash and cash equivalents	202	266	550	658	619
Total assets	26,125	26,562	27,066	27,312	27,750
Long-term debt(1)	10,813	11,755	15,575	16,311	16,995
Non-recourse timeshare debt(1)(2)	631	672	—	—	—
Non-recourse debt and capital lease obligations of consolidated variable interest entities(1)	248	296	420	481	541
Total equity	4,714	4,276	2,155	1,702	1,544
____________

(1)	Includes current maturities.

(2)
Includes our current and long-term maturities of our non-recourse timeshare financing receivables credit facility ("Timeshare Facility") and our notes backed by timeshare financing receivables ("Securitized Timeshare Debt").

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

Our Business

Hilton is one of the largest and fastest growing hospitality companies in the world, with 4,322 hotels, resorts and timeshare properties comprising 715,062 rooms in 94 countries and territories as of December 31, 2014. Our flagship full-service Hilton Hotels & Resorts brand is the most recognized hotel brand in the world. Our premier brand portfolio also includes our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton, our full-service hotel brands, Hilton Hotels & Resorts, Curio - A Collection by Hilton, DoubleTree by Hilton and Embassy Suites Hotels, our focused-service hotel brands, Hilton Garden Inn, Hampton Hotels, Homewood Suites by Hilton and Home2 Suites by Hilton, and our timeshare brand, Hilton Grand Vacations. We own or lease interests in 144 hotels, many of which are located in global gateway cities, including iconic properties such as the Hilton New York, Hilton Hawaiian Village and the London Hilton on Park Lane. We have approximately 44 million members in our award-winning customer loyalty program, Hilton HHonors.

Segments and Regions

Management analyzes our operations and business by both operating segments and geographic regions. Our operations consist of three reportable segments that are based on similar products or services: management and franchise; ownership; and timeshare. The management and franchise segment provides services, which include hotel management and licensing of our brands to franchisees, as well as property management at timeshare properties. This segment generates its revenue from management and franchise fees charged to hotel owners, including our owned and leased hotels, and to homeowners' associations at timeshare properties. As a manager of hotels and timeshare resorts, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services. The ownership segment derives earnings from providing hotel room rentals, food and beverage sales and other services at our owned and leased hotels. The timeshare segment consists of multi-unit vacation ownership properties and generates revenue by marketing and selling timeshare intervals owned by Hilton and third parties, resort operations and providing consumer financing for the timeshare intervals.

Geographically, management conducts business through three distinct geographic regions: the Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S. is included in the Americas, it is often analyzed separately and apart from the Americas geographic region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Ireland in the west to Russia in the east, and the Middle East and Africa, which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and the Middle East and Africa are often analyzed separately by management. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific island nations.

As of December 31, 2014, approximately 76 percent of our system-wide hotel rooms were located in the U.S. We expect that the percentage of our hotel rooms outside the U.S. will continue to increase in future years as hotels in our pipeline open.

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

To support our growth strategy, we continue to expand our development pipeline. As of December 31, 2014, we had a total of 1,351 hotels in our development pipeline, representing approximately 230,000 rooms under construction or approved for development throughout 79 countries and territories. Of the rooms in the pipeline, approximately 129,000 rooms, representing 56 percent of the pipeline, were located outside the U.S. As of December 31, 2014, approximately 121,000 rooms, representing over half of our development pipeline, were under construction. All of the rooms in the pipeline and under construction are within our management and franchise segment. We do not consider any individual development project relating to properties under our management and franchise segment to be material to us.

Recent Events

Sale of Waldorf Astoria New York

In February 2015, we completed the sale of the Waldorf Astoria New York for a purchase price of $1.95 billion and the existing Waldorf Astoria Loan of approximately $525 million was repaid in full. We used the proceeds from the sale as part of a tax deferred exchange of real property to acquire five properties for a total purchase price of $1.76 billion, including the assumption of a $450 million mortgage loan secured by two of the acquired properties.

New Brands

In October 2014, we launched our newest brand: Canopy by Hilton. This brand represents a new hotel concept that redefines the lifestyle category, offering simple, guest-directed service, thoughtful local choices and comfortable spaces. As of February 12, 2015, 15 Canopy properties comprising more than 2,500 rooms were in the pipeline or had signed letters of intent.

In June 2014, we launched a new brand: Curio - A Collection by Hilton. Created for travelers who seek local discovery and experiences, Curio will consist of a carefully selected collection of hotels that will retain their unique identity but are expected to deliver the many benefits of our system, including the Hilton HHonors guest loyalty program. As of December 31, 2014, 5 properties comprising 3,170 rooms were open and operating. As of February 12, 2015, 23 Curio properties comprising more than 4,000 rooms were either in the pipeline or had signed letters of intent to be included in the collection.

Secondary Offerings

During the year ended December 31, 2014, certain selling stockholders affiliated with Blackstone sold an aggregate of 207,000,000 shares of our common stock (including 27,000,000 shares of common stock that sold pursuant to the exercise in full of underwriters’ options to purchase additional shares). We did not offer any shares of common stock or receive any proceeds from the sale of shares in these offerings, and none of our officers or directors sold any shares of common stock beneficially owned by them in these offerings.

Principal Components and Factors Affecting our Results of Operations

Revenues

Principal Components

We primarily derive our revenues from the following sources:

•
Owned and leased hotels. Represents revenues derived from hotel operations, including room rentals, food and beverage sales and other ancillary goods and services. These revenues are primarily derived from two categories of customers: transient and group. Transient guests are individual travelers who are traveling for business or leisure. Our group guests are traveling for group events that reserve rooms for meetings, conferences or social functions sponsored by associations, corporate, social, military, educational, religious or other organizations. Group business usually includes a block of room accommodations, as well as other ancillary services, such as meeting facilities, catering and banquet services. A majority of our food and beverage sales and other ancillary services are provided to customers who are also occupying rooms at our hotel properties. As a result, occupancy affects all components of our owned and leased hotel revenues.

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

•
Timeshare. Represents revenues derived from the sale and financing of timeshare intervals and revenues from enrollments and other fees, rentals of timeshare units, food and beverage sales and other ancillary services at our timeshare properties and fees, which we refer to as resort operations. Additionally, in recent years, we began a transformation of our timeshare business to a capital light model in which third-party timeshare owners and developers provide capital for development while we act as the sales and marketing agent and property manager. Through these transactions, we receive a sales and marketing commission and branding fees on sales of timeshare intervals, recurring fees to operate the homeowners' associations and revenues from resort operations.

•
Other revenues from managed and franchised properties. These revenues represent the payroll and its related costs for properties that we manage where the property employees are legally our responsibility, as well as certain other operating costs of the managed and franchised properties' operations, marketing expenses and other expenses associated with our brands and shared services that are contractually either reimbursed to us by the property owners or paid from fees collected in advance from these properties when the costs are incurred. We have no legal responsibility for employees at franchised properties. The corresponding expenses are presented as other expenses from managed and franchised properties in our consolidated statements of operations resulting in no effect on operating income or net income.

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

•
Agreements with third-party owners and franchisees and relationships with developers. We depend on our long-term management and franchise agreements with third-party owners and franchisees for a significant portion of our management and franchise fee revenues. The success and sustainability of our management and franchise business depends on our ability to perform under our management and franchise agreements and maintain good relationships with third-party owners and franchisees. Our relationships with these third parties also generate new relationships with developers and opportunities for property development that can support our growth. Growth and maintenance of our hotel system and earning fees relating to hotels in the pipeline are dependent on the ability of developers and owners to access capital for the development, maintenance and renovation of properties. We believe that we have good relationships with our third-party owners, franchisees and developers and are committed to the continued growth and development of these relationships. These relationships exist with a diverse group of owners, franchisees and developers and are not significantly concentrated with any particular third party. Additionally, in recent years we have entered into sales and marketing agreements to sell timeshare intervals on behalf of third-party developers. Our supply of third-party developed timeshare intervals was approximately 109,000, or 82 percent of our total supply, as of December 31, 2014. We expect sales and marketing agreements with third-party developers and resort operations to comprise a growing percentage of our timeshare revenue and revenues derived from the sale and financing of timeshare intervals developed by us to comprise a smaller percentage of our timeshare revenue in future periods, consistent with our strategy to focus our business on the management aspects and deploy less of our capital to asset construction.

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

•
General, administrative and other expenses. General, administrative and other expenses consist primarily of compensation expense for our corporate staff and personnel supporting our business segments (including divisional offices that support our management and franchise segment), professional fees (including consulting, audit and legal fees), travel and entertainment expenses, bad debt expenses for uncollected management, franchise and other fees, contractual performance obligations and office administrative and related expenses. Expenses incurred by our supply management business, laundry facilities and other ancillary businesses are also included in general, administrative and other expenses.

•
Impairment losses. We hold significant amounts of goodwill, amortizing and non-amortizing intangible assets and long-lived assets. We evaluate these assets for impairment as further discussed in "—Critical Accounting Policies and Estimates." These evaluations have, in the past, resulted in impairment losses for certain of these assets based on the specific facts and circumstances surrounding the assets and our estimates of fair value. Based on economic conditions or other factors at a property-specific or company-wide level, we may be required to take additional impairment losses to reflect further declines in our asset values.

•
Other expenses from managed and franchised properties. These expenses represent the payroll and its related costs for properties that we manage where the property employees are legally our responsibility, as well as certain other operating costs of the managed and franchised properties' operations, marketing expenses and other expenses associated with our brands and shared services that are contractually either reimbursed to us by the property owners or paid from fees collected in advance from these properties when the costs are incurred. We have no legal responsibility for the employees at our franchised properties. The corresponding revenues are presented as other revenues from managed and franchised properties in our consolidated statements of operations resulting in no effect on operating income or net income.

Factors Affecting our Costs and Expenses

The following are principal factors that affect the costs and expenses we incur in the course of our operations:

•
Fixed expenses. Many of the expenses associated with managing, franchising and owning hotels and timeshare resorts are relatively fixed. These expenses include personnel costs, rent, property taxes, insurance and utilities, as well as sales and marketing expenses for our timeshare segment. If we are unable to decrease these costs significantly or rapidly when demand for our hotels and other properties decreases, the resulting decline in our revenues can have an adverse effect on our net cash flow, margins and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results of our owned and leased hotel segment more significantly than the results of our management and franchising segments due to the high fixed costs associated with operating an owned or leased hotel. The effectiveness of any cost-cutting efforts is limited by the fixed costs inherent in our business. As a result, we may not be able to offset revenue reductions through cost cutting. Employees at some of our owned and leased hotels are parties to collective bargaining agreements that may also limit our ability to make timely staffing or labor changes in response to declining revenues. In addition, any efforts to reduce costs, or to defer or cancel capital improvements, could adversely affect the economic value of our hotels and brands. We have taken steps to reduce our fixed costs to levels we feel are appropriate to maximize profitability and respond to market conditions without jeopardizing the overall customer experience or the value of our hotels or brands. Also, a significant portion of our costs to support our timeshare business relates to direct sales and marketing of these units. In periods of decreased demand for timeshare intervals, we may be unable to reduce our sales and marketing expenses quickly enough to prevent a deterioration of our profit margins on our timeshare business.

•
Changes in depreciation and amortization expense. Changes in depreciation expense may be driven by renovations of existing hotels, acquisition or development of new hotels, the disposition of existing hotels through sale or closure, or changes in estimates of the useful lives of our assets. As we place new assets into service, we will be required to record additional depreciation expense on those assets. Additionally, we capitalize costs associated with certain software development projects, and as those projects are completed and placed into service, amortization expense will increase.

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

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. Of the 4,278 hotels in our system as of December 31, 2014, 3,514 have been classified as comparable hotels. Our 764 non-comparable hotels included 73 properties, or less than two percent of the total hotels in our system, that were removed from the comparable group during the last year because they sustained substantial property damage, business interruption, undergone large-scale capital projects or comparable results were not available. Of the 4,073 hotels in our system as of December 31, 2013, 3,548 were classified as comparable hotels for the year ended December 31, 2013.

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

EBITDA and Adjusted EBITDA

EBITDA, presented herein, is a financial measure that is not recognized under United States of America ("U.S.") generally accepted accounting principles ("GAAP") that reflects net income attributable to Hilton stockholders, excluding interest expense, a provision for income taxes and depreciation and amortization. We consider EBITDA to be a useful measure of operating performance, due to the significance of our long-lived assets and level of indebtedness.

Adjusted EBITDA, presented herein, is calculated as EBITDA, as previously defined, further adjusted to exclude certain gains, losses and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses; (v) furniture, fixtures and equipment ("FF&E") replacement reserves required under certain lease agreements; (vi) reorganization costs; (vii) share-based and certain other compensation expenses prior to and in connection with our IPO; (viii) severance, relocation and other expenses; and (ix) other items.

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

Results of Operations
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
The hotel operating statistics for our system-wide comparable hotels were as follows:

	Year Ended	Variance
	December 31, 2014	2014 vs. 2013
Owned and leased hotels
Occupancy	78.4%	2.0%	pts.
ADR	$199.24	2.9%
RevPAR	$156.18	5.6%

Managed and franchised hotels
Occupancy	74.3%	2.4%	pts.
ADR	$135.20	3.9%
RevPAR	$100.45	7.3%

System-wide
Occupancy	74.6%	2.4%	pts.
ADR	$141.52	3.7%
RevPAR	$105.63	7.1%

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Year Ended	Variance
	December 31, 2014	2014 vs. 2013
Americas
Occupancy	75.2%	2.3%	pts.
ADR	$137.13	4.1%
RevPAR	$103.16	7.4%

Europe
Occupancy	75.4%	2.6%	pts.
ADR	$170.68	2.4%
RevPAR	$128.65	6.1%

Middle East and Africa
Occupancy	63.5%	3.5%	pts.
ADR	$165.15	(1.3)%
RevPAR	$104.93	4.4%

Asia Pacific
Occupancy	69.2%	2.3%	pts.
ADR	$160.59	1.4%
RevPAR	$111.15	4.9%
During the year ended December 31, 2014, we experienced RevPAR increases in all segments and regions of our business, with occupancy and rate increases in all regions except Middle East and Africa, where rates declined and market demand increased over 2013.

Revenues

Owned and leased hotels

	Year Ended December 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
U.S. owned and leased hotels	$2,227	$2,058	8.2
International owned and leased hotels	2,012	1,988	1.2
	$4,239	$4,046	4.8

During the year ended December 31, 2014, the overall improved performance at our owned and leased hotels was primarily a result of improvement in RevPAR of 5.6 percent at our comparable owned and leased hotels.

As of December 31, 2014, we had 40 consolidated owned and leased hotels located in the U.S., comprising 25,276 rooms. The increase in revenues from our U.S. owned and leased hotels was primarily a result of an increase in RevPAR at our U.S. comparable owned and leased hotels of 6.9 percent, which was due to increases in occupancy and ADR of 1.7 percentage points and 4.6 percent, respectively. The increase in RevPAR at our U.S. comparable owned and leased hotels was attributable to increases in both transient guests and group business. In addition, food and beverage revenues increased 7.0 percent, primarily as a result of increased spending by group customers.

As of December 31, 2014, we had 87 consolidated owned and leased hotels located outside of the U.S., comprising 25,280 rooms. The increase in revenues from our international (non-U.S.) owned and leased hotels included an unfavorable movement in foreign currency rates of $17 million; on a currency neutral basis, revenue increased $41 million. The increase in currency neutral revenue resulted from an increase in RevPAR at our international comparable owned and leased hotels of 3.2 percent, which was primarily a result of increased occupancy of 2.1 percentage points.

Management and franchise fees and other

Management and franchise fee revenue for the years ended December 31, 2014 and 2013 totaled $1,311 million and $1,115 million, respectively. The increase of $196 million, or 17.6 percent, in management and franchise fee business reflects increases in RevPAR of 7.0 percent and 7.5 percent at our comparable managed and franchised properties, respectively. The increases in RevPAR for managed and franchised hotels were as a result of increases in both occupancy and ADR.

The addition of new hotels to our managed and franchised system also contributed to the growth in revenue. During 2014, we added 29 managed properties on a net basis, contributing an additional 9,142 rooms to our system, as well as 188 franchised properties on a net basis, providing an additional 28,636 rooms to our system. As new hotels are established in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods.

Other revenues were $90 million and $60 million, respectively, for the years ended December 31, 2014 and 2013. The increase in other revenues was primarily a result of the increase in revenues earned by our purchasing operations.

Timeshare

	Year Ended December 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Timeshare sales	$844	$821	2.8
Resort operations	195	158	23.4
Financing and other	132	130	1.5
	$1,171	$1,109	5.6

Timeshare sales revenue increased $23 million as a result of increases in commissions recognized from the sale of third-party developed intervals of approximately $47 million, partially offset by a decrease of approximately $24 million in revenue from the sale of timeshare intervals developed by us, primarily resulting from the deferral of revenue recognition due to sales of developed projects that are partially complete. We expect the decline in sales of our owned timeshare inventory to continue as we further develop our capital light timeshare business with a focus on selling timeshare intervals on behalf of third-party developers. Resort operations revenue increased approximately $37 million resulting from increased transient rentals.

Operating Expenses
Owned and leased hotels

	Year Ended December 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
U.S. owned and leased hotels	$1,497	$1,410	6.2
International owned and leased hotels	1,755	1,737	1.0
	$3,252	$3,147	3.3

Fluctuations in operating expenses at our owned and leased hotels can relate to various factors, including changes in occupancy levels, labor costs, utilities, taxes and insurance costs. The change in the number of occupied room nights directly affects certain variable expenses, which include payroll, supplies and other operating expenses.

The increase in U.S. owned and leased hotels operating expenses was primarily a result of increases in payroll costs and other variable costs resulting from increased occupancy.

The increase in international owned and leased hotels operating expenses included a favorable movement in foreign currency rates of $9 million; on a currency neutral basis, operating expenses increased $27 million. The increase resulted from the opening of a new property in 2014, which had operating expenses of $13 million for the year ended December 31, 2014. The increase in currency neutral expenses was also a result of a benefit of $11 million recognized as a reduction in rent expense during the year ended December 31, 2013 relating to a termination payment received for one of our properties with a ground lease.

Timeshare

	Year Ended December 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Timeshare sales	$586	$554	5.8
Resort operations	123	119	3.4
Financing and other	58	57	1.8
	$767	$730	5.1

Timeshare sales expense increased $32 million primarily as a result of increased sales and marketing expenses, most significantly related to our capital light timeshare business.

	Year Ended December 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Depreciation and amortization	$628	$603	4.1

The increase in depreciation and amortization expense was a result of increased amortization expense of $30 million for the year ended December 31, 2014, which was primarily a result of capitalized software costs placed into service during and after 2013. Depreciation expense decreased $5 million in 2014, primarily as a result of $10 million in accelerated depreciation recognized in 2013 resulting from a lease termination at one of our properties, offset by additional depreciation expense from our owned and leased hotels resulting from assets placed in service during and after 2013.

	Year Ended December 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
General, administrative and other	$491	$748	(34.4)
General and administrative expenses consist of our corporate operations, compensation and related expenses, including share-based compensation, and other operating costs. General and administrative expenses were $416 million and $697 million for the years ended December 31, 2014 and 2013, respectively, as a result of a $281 million decrease in share-based compensation expense issued prior to and in connection with our IPO. We incurred $306 million of share-based compensation expense related to the conversion of our executive compensation plan concurrent with our IPO during the fourth quarter of 2013.

Other expenses for the years ended December 31, 2014 and 2013 were $75 million and $51 million, respectively. The increase of $24 million was primarily from our purchasing operations, which is consistent with the increase in revenues from our purchasing operations.

Non-operating Income and Expenses

	Year Ended December 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Interest expense	$618	$620	(0.3)

Interest expense remained relatively unchanged from 2013. Our overall borrowing rate increased based on a series of transactions occurring in October 2013, collectively referred to as the "Debt Refinancing"; however, we reduced our outstanding borrowings during 2014. See Note 13: "Debt" in our consolidated financial statements for further discussion. Additionally, interest expense included the accelerated amortization of $13 million and $23 million of debt issuance costs and original issue discount related to voluntary prepayments on our term loan facility (the "Term Loans") during the years ended December 31, 2014 and 2013, respectively.

	Year Ended December 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Equity in earnings from unconsolidated affiliates	$19	$16	18.8

The increase in equity in earnings from unconsolidated affiliates were primarily a result of improved performance of our unconsolidated affiliates.

	Year Ended December 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Gain (loss) on foreign currency transactions	$26	$(45)	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The net gain (loss) on foreign currency transactions was primarily a result of changes in foreign currency rates on our short-term cross-currency intercompany loans, which are primarily denominated in British Pound Sterling ("GBP") and Australian Dollar ("AUD"). Both GBP and AUD weakened against the USD during the year ended December 31, 2014, resulting in a gain on foreign currency transactions. Further, in 2014 we designated certain GBP denominated intercompany loan receivables as long-term, limiting our exposure to changes in the GBP currency rate. This resulted in $81 million in losses included in other comprehensive income (loss) for the year ended December 31, 2014 that would have otherwise been included in gain (loss) on foreign currency transactions.

	Year Ended December 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Gain on debt extinguishment	$—	$229	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.
The gain on debt extinguishment was the result of the Debt Refinancing that occurred in 2013.

	Year Ended December 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Other gain, net	$37	$7	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.
The other gain, net for the year ended December 31, 2014 was primarily related to a pre-tax gain of $23 million resulting from an equity investments exchange; see Note 3: "Acquisitions" in our consolidated financial statements, as well as pre-tax gains of $13 million resulting from the sale of two hotels and a vacant parcel of land.

The other gain, net for the year ended December 31, 2013 was primarily related to a capital lease restructuring by one of our consolidated variable interest entities ("VIEs") during the period. The revised terms reduced the future minimum lease payments, resulting in a reduction of the capital lease obligation and a residual amount, which was recorded in other gain, net.

	Year Ended December 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Income tax expense	$465	$238	95.4

The increase in income tax expense was primarily the result of an increase in U.S. federal and state taxes as a result of higher taxable income. Additionally, during the year ended December 31, 2013, we released valuation allowances against certain foreign and state deferred tax assets, which provided a tax benefit of $121 million. Refer to Note 19: "Income Taxes" in our consolidated financial statements for a reconciliation of our tax provision at the U.S. statutory rate to our provision for income taxes.

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

	Year Ended December 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Revenues:
Ownership	$4,271	$4,075	4.8
Management and franchise	1,468	1,271	15.5
Timeshare	1,171	1,109	5.6
Segment revenues	6,910	6,455	7.0
Other revenues from managed and franchised properties	3,691	3,405	8.4
Other revenues	99	69	43.5
Intersegment fees elimination	(198)	(194)	2.1
Total revenues	$10,502	$9,735	7.9

Adjusted EBITDA:
Ownership	$999	$926	7.9
Management and franchise	1,468	1,271	15.5
Timeshare	334	297	12.5
Corporate and other	(293)	(284)	3.2
Adjusted EBITDA	$2,508	$2,210	13.5

Ownership

Ownership segment revenues increased $196 million as a result of an improvement in RevPAR of 5.6 percent at our comparable owned and leased hotels. Refer to "—Results of Operations—Year Ended December 31, 2014 Compared with Year Ended December 31, 2013—Revenues—Owned and leased hotels" for further discussion on the increase in revenues from our owned and leased hotels. Our ownership segment's Adjusted EBITDA increased $73 million primarily as a result of the increase in ownership segment revenues, offset by an increase in operating expenses at our owned and leased hotels of $105 million. Refer to "—Results of Operations—Year Ended December 31, 2014 Compared with Year Ended December 31, 2013—Operating Expenses—Owned and leased hotels" for further discussion on the increase in operating expenses.

Management and franchise

Refer to "—Results of Operations—Year Ended December 31, 2014 Compared with Year Ended December 31, 2013—Revenues—Management and franchise and other" for further discussion on the increase in revenues from our managed and franchised properties. Our management and franchise segment's Adjusted EBITDA increased as a result of the increase in management and franchise segment revenues.

Timeshare

Refer to "—Results of Operations—Year Ended December 31, 2014 Compared with Year Ended December 31, 2013—Revenues—Timeshare" for a discussion of the increase in revenues from our timeshare segment. Our timeshare segment's Adjusted EBITDA increased $37 million primarily as a result of the $62 million increase in timeshare revenue, offset by a $37 million increase in timeshare operating expense. Refer to "—Results of Operations—Year Ended December 31, 2014 Compared with Year Ended December 31, 2013—Operating Expenses—Timeshare” for a discussion of the decrease in operating expenses from our timeshare segment.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
The hotel operating statistics for our system-wide comparable hotels were as follows:

	Year Ended	Variance
	December 31, 2013	2013 vs. 2012
Owned and leased hotels
Occupancy	75.9%	0.9%	pts.
ADR	$191.15	3.4%
RevPAR	$145.00	4.6%

Managed and franchised hotels
Occupancy	71.9%	1.4%	pts.
ADR	$130.68	3.3%
RevPAR	$94.02	5.3%

System-wide
Occupancy	72.3%	1.3%	pts.
ADR	$136.49	3.3%
RevPAR	$98.65	5.2%

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Year Ended	Variance
	December 31, 2013	2013 vs. 2012
Americas
Occupancy	72.6%	1.2%	pts.
ADR	$131.77	3.4%
RevPAR	$95.66	5.2%

Europe
Occupancy	73.4%	2.2%	pts.
ADR	$165.56	0.8%
RevPAR	$121.45	3.9%

Middle East and Africa
Occupancy	58.6%	(3.7)%	pts.
ADR	$169.71	13.1%
RevPAR	$99.48	6.4%

Asia Pacific
Occupancy	69.9%	4.5%	pts.
ADR	$170.30	—%
RevPAR	$119.10	7.0%

Revenues

Owned and leased hotels

	Year Ended December 31,		Percent Change
	2013	2012	2013 vs. 2012
	(in millions)
U.S. owned and leased hotels	$2,058	$1,922	7.1
International owned and leased hotels	1,988	2,057	(3.4)
	$4,046	$3,979	1.7

During the year ended December 31, 2013, the overall improved performance at our owned and leased hotels primarily was a result of improvement in RevPAR of 4.6 percent at our comparable owned and leased hotels.

As of December 31, 2013, we had 35 consolidated owned and leased hotels located in the U.S., comprising 24,050 rooms. The increase in revenues from our U.S. owned and leased hotels was primarily as a result of an increase in RevPAR at our U.S. comparable owned and leased hotels of 6.8 percent, which was a result of increases in occupancy and ADR of 1.6 percentage points and 4.5 percent, respectively.

As of December 31, 2013, we had 89 consolidated owned and leased hotels located outside of the U.S., comprising 25,781 rooms. The decrease in revenues from our international (non-U.S.) owned and leased hotels was primarily as a result of an unfavorable movement in foreign currency rates of $63 million; on a currency neutral basis, revenue decreased $6 million. The decrease in currency neutral revenue was a result of a $44 million decrease in revenue from hotels that we sold or where leases expired during the periods, offset by an increase in revenues from our international comparable owned and leased hotels, which had a RevPAR increase of 8.0 percent. The RevPAR increase was a result of a 4.2 percentage point increase in occupancy and a 2.0 percent increase in ADR.

Management and franchise fees and other

Management and franchise fee revenue for the years ended December 31, 2013 and 2012 totaled $1,115 million and $1,032 million, respectively. The increase of $83 million, or 8.0 percent, reflects increases in RevPAR of 6.0 percent and 5.0 percent at our comparable managed and franchised properties, respectively. The increases in RevPAR for managed and franchised hotels were a result of both increases in occupancy and ADR.

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

Other revenues for the years ended December 31, 2013 and 2012 were $60 million and $56 million, respectively. The increase was primarily as a result of an increase in revenues received from our supply management business.

Timeshare

	Year Ended December 31,		Percent Change
	2013	2012	2013 vs. 2012
	(in millions)
Timeshare sales	$821	$815	0.7
Resort operations	158	149	6.0
Financing and other	130	121	7.4
	$1,109	$1,085	2.2

Timeshare sales revenue increased $6 million as a result of an increase of approximately $63 million in sales commissions generated from projects developed by third parties. This increase was offset by a decrease of approximately $57 million in revenue from the sale of timeshare intervals developed by us resulting from lower sales volume, which we expect to continue as we further develop our capital light timeshare business with a focus on selling timeshare intervals on behalf of third-party developers. The increase of approximately $9 million in revenue from our resort operations was primarily as a result of increases in club fees and room rentals. Financing and other revenues increased approximately $9 million primarily as a result of increases in portfolio interest income.

Operating Expenses
Owned and leased hotels

	Year Ended December 31,		Percent Change
	2013	2012	2013 vs. 2012
	(in millions)
U.S. owned and leased hotels	$1,410	$1,370	2.9
International owned and leased hotels	1,737	1,860	(6.6)
	$3,147	$3,230	(2.6)

Fluctuations in operating expenses at our owned and leased hotels can be related to various factors, including changes in occupancy levels, labor costs, utilities, taxes and insurance costs. The change in the number of occupied room nights directly affects certain variable expenses, which include payroll, supplies and other operating expenses.

The increase in U.S. owned and leased hotels expenses was a result of increased occupancy levels, which resulted in an increase in variable operating expenses, including labor and utility costs.

The decrease in international owned and leased hotel expenses was in part a result of foreign currency movements, which contributed $49 million of the decrease, as international owned and leased hotel expenses, on a currency neutral basis, decreased $74 million. The decrease in currency neutral expenses was primarily as a result of the expiration of operating leases and sales of certain properties in 2012, as well as cost mitigation strategies and operational efficiencies employed at all of our owned and leased properties.

Timeshare

	Year Ended December 31,		Percent Change
	2013	2012	2013 vs. 2012
	(in millions)
Timeshare sales	$554	$590	(6.1)
Resort operations	119	118	0.8
Financing and other	57	50	14.0
	$730	$758	(3.7)

Timeshare sales expense decreased $36 million primarily as a result of lower sales volume at our developed properties resulting in lower cost of sales, offset by an increase in sales and marketing expenses, most significantly related to the shift towards our capital light timeshare business.

	Year Ended December 31,		Percent Change
	2013	2012	2013 vs. 2012
	(in millions)
Depreciation and amortization	$603	$550	9.6

Depreciation expense increased $28 million primarily due to $254 million in capital expenditures during the year ended December 31, 2013, resulting in additional depreciation expense on certain owned and leased assets in 2013. Amortization expense increased $25 million for the year ended December 31, 2013 primarily as a result of capitalized software costs that were placed into service during the fourth quarter of 2012.

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

General and administrative expenses were $697 million and $398 million for the years ended December 31, 2013 and 2012, respectively. The increase of $299 million was primarily as a result of share-based compensation expense of approximately $306 million related to the conversion of our executive compensation plan concurrent with our IPO during the fourth quarter of 2013. Other expenses for the years ended December 31, 2013 and 2012 were $51 million and $62 million, respectively. The decrease of $11 million was primarily as a result of a reduction in payments required under performance guarantees on certain managed properties between periods.

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

The other gain, net for the year ended December 31, 2012 was primarily related to the pre-tax gain of $5 million resulting from the sale of our interest in an investment in affiliate accounted for under the equity method, as well as a $6 million gain resulting from the resolution of certain contingencies relating to historical asset sales.

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

Segment Results

The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts:

	Year Ended December 31,		Percent Change
	2013	2012	2013 vs. 2012
	(in millions)
Revenues:
Ownership	$4,075	$4,006	1.7
Management and franchise	1,271	1,180	7.7
Timeshare	1,109	1,085	2.2
Segment revenues	6,455	6,271	2.9
Other revenues from managed and franchised properties	3,405	3,124	9.0
Other revenues	69	66	4.5
Intersegment fees elimination	(194)	(185)	4.9
Total revenues	$9,735	$9,276	4.9

Adjusted EBITDA:
Ownership	$926	$793	16.8
Management and franchise	1,271	1,180	7.7
Timeshare	297	252	17.9
Corporate and other	(284)	(269)	5.6
Adjusted EBITDA	$2,210	$1,956	13.0

Ownership

Ownership segment revenues increased $69 million primarily as a result of an improvement in RevPAR of 4.6 percent at our comparable owned and leased hotels. Refer to "—Results of Operations—Year Ended December 31, 2013 Compared with Year Ended December 31, 2012—Revenues—Owned and leased hotels" for further discussion on the increase in revenues from our owned and leased hotels. Our ownership segment's Adjusted EBITDA increased $133 million primarily as a result of the increase in ownership segment revenues and the decrease in operating expenses at our owned and leased hotels of $83 million. Refer to "—Results of Operations—Year Ended December 31, 2013 Compared with Year Ended December 31, 2012—Operating Expenses—Owned and leased hotels" for further discussion on the decrease in operating expenses.

Management and franchise

Refer to "—Results of Operations—Year Ended December 31, 2013 Compared with Year Ended December 31, 2012—Revenues—Management and franchise and other" for further discussion on the increase in revenues from our managed and franchised properties. Our management and franchise segment's Adjusted EBITDA increased as a result of the increase in management and franchise segment revenues.

Timeshare

Refer to "—Results of Operations—Year Ended December 31, 2013 Compared with Year Ended December 31, 2012—Revenues—Timeshare" for a discussion of the increase in revenues from our timeshare segment. Our timeshare segment's Adjusted EBITDA increased $45 million primarily as a result of the $24 million increase in timeshare revenue and the $28 million decrease in timeshare operating expense. Refer to "—Results of Operations—Year Ended December 31, 2013 Compared with Year Ended December 31, 2012—Operating Expenses—Timeshare” for a discussion of the decrease in operating expenses from our timeshare segment.

Supplemental Financial Data for Unrestricted U.S. Real Estate Subsidiaries

As of December 31, 2014, we owned majority or controlling financial interests in 52 hotels, representing 28,156 rooms. See "Part I—Item 2. Properties" for more information on each of our owned hotels. Of these owned properties, 29 hotels, including The Waldorf Astoria New York, representing an aggregate of 21,261 rooms as of December 31, 2014, were owned by subsidiaries that we collectively refer to as our "Unrestricted U.S. Real Estate Subsidiaries." The properties held by our Unrestricted U.S. Real Estate Subsidiaries secure a $3.5 billion commercial mortgage-backed securities loan secured by 23 U.S. owned real estate assets (the "CMBS Loan"), a $525 million mortgage loan secured by The Waldorf Astoria New York (the "Waldorf Astoria Loan") and a $64 million mortgage loan secured by five other properties, are not included in the c ollateral securing our borrowings under our senior secured credit facility (the "Senior Secured Credit Facility") and the Unrestricted U.S. Real Estate Subsidiaries do not guarantee obligations under our Senior Secured Credit Facility or our $1.5 billion of 5.625% senior notes due 2021 (the "Senior Notes"). In addition, the Unrestricted U.S. Real Estate Subsidiaries are not subject to any of the restrictive covenants in the indenture that governs our Senior Notes. For further discussion, see "—Liquidity and Capital Resources" and Note 13: "Debt" in our consolidated financial statements.

In February 2015, we completed the sale of The Waldorf Astoria New York and repaid the Waldorf Astoria Loan in full. In addition, in February 2015 we also acquired five properties that will be considered Unrestricted U.S. Real Estate Subsidiaries. For further discussion see Note 30: "Subsequent Events" in our consolidated financial statements.

We have included this supplemental financial data to comply with certain financial information requirements regarding our Unrestricted U.S. Real Estate Subsidiaries set forth in the indenture that governs our Senior Notes. For the year ended December 31, 2014, the Unrestricted U.S. Real Estate Subsidiaries represented 19.3 percent of our total revenues, 23.2 percent of net income attributable to Hilton stockholders and 24.4 percent of our Adjusted EBITDA, and as of December 31, 2014, represented 33.3 percent of our total assets and 31.4 percent of our total liabilities.

The following table presents supplemental unaudited financial data, as required by the indenture, for our Unrestricted U.S. Real Estate Subsidiaries:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Revenues	$2,022	$1,880	$1,754
Net income attributable to Hilton stockholders	156	186	159
Capital expenditures for property and equipment	150	134	264
Adjusted EBITDA(1)	612	560	464
Cash provided by (used in):
Operating activities	436	364	343
Investing activities	(147)	(162)	(264)
Financing activities	(308)	(186)	(64)
____________

(1)
The following table provides a reconciliation of our Unrestricted U.S. Real Estate Subsidiaries' EBITDA and Adjusted EBITDA to net income attributable to Hilton stockholders, which we believe is the most closely comparable U.S. GAAP measure.

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Adjusted EBITDA	$612	$560	$464
Other gain, net(1)	23	—	—
Other adjustment items	(3)	(13)	(7)
EBITDA	632	547	457
Interest expense(2)	(169)	(31)	—
Income tax expense	(110)	(132)	(114)
Depreciation and amortization	(197)	(198)	(184)
Net income attributable to Hilton stockholders	$156	$186	$159
____________

(1)
Other gain, net on the Unrestricted U.S. Real Estate Subsidiaries reflects a $23 million pre-tax gain recognized as a result of an equity investments exchange which occurred in the third quarter of 2014. See Note 3: "Acquisitions" in our consolidated financial statements.

(2)
Interest expense on the Unrestricted U.S. Real Estate Subsidiaries reflects $4,025 million of long-term debt securing these properties that was entered into in October 2013 and $64 million mortgage loan assumed in July 2014. Prior to October 2013, the Unrestricted U.S. Real Estate Subsidiaries did not have outstanding long-term debt during the periods presented.

The following table presents supplemental unaudited financial data, as required by the indenture, for our Unrestricted U.S. Real Estate Subsidiaries:

	December 31,
	2014	2013
	(in millions)
Assets	$8,698	$8,649
Liabilities	6,713	6,496

Liquidity and Capital Resources

Overview

As of December 31, 2014, we had total cash and cash equivalents of $768 million, including $202 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balances relates to cash collateral on our self-insurance programs and escrowed cash from our timeshare operations.

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

We finance our business activities primarily with existing cash and cash generated from our operations. We believe that this cash will be adequate to meet anticipated requirements for operating expenses and other expenditures, including corporate expenses, payroll and related benefits, legal costs and purchase commitments for the foreseeable future. The objectives of our cash management policy are to maintain the availability of liquidity, minimize operational costs and use available cash to pay down our outstanding debt. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments across all three of our business segments. Additionally, we have no amounts drawn on our $1.0 billion revolving credit facility (the "Revolving Credit Facility"). As of December 31, 2014, we have the ability to borrow up to $955 million after giving effect to $45 million of outstanding letters of credit under our Revolving Credit Facility.

Recent Events Affecting Our Liquidity and Capital Resources

In February 2015, we completed the sale of the Waldorf Astoria New York for a purchase price of $1.95 billion and received $1.34 billion in net proceeds after giving effect to the payoff in full of outstanding amounts under the $525 million mortgage loan on the Waldorf Astoria New York and certain prorations, adjustments and transaction expenses. In addition, we acquired five properties for a total purchase price of $1.76 billion, including the assumption of a $450 million mortgage loan secured by two of the properties. This mortgage loan is scheduled to mature in April 2018, but may be extended by one year at the borrower’s option, subject to customary conditions. The interest rate payable on the mortgage loan is one-month LIBOR plus 3.5 percent. If the mortgage loan is prepaid prior to May 1, 2015, there is a 1.0 percent prepayment fee; between May 1 and November 1, 2015, the prepayment fee is 0.5 percent. The mortgage loan is non-recourse to the borrower, subject to specified customary carve-outs.

Sources and Uses Of Our Cash and Cash Equivalents

The following table summarizes our net cash flows and key metrics related to our liquidity:

	As of and for the year ended December 31,			Percent Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in millions)
Net cash provided by operating activities	$1,366	$2,101	$1,110	(35.0)	89.3
Net cash used in investing activities	(310)	(382)	(558)	(18.9)	(31.5)
Net cash used in financing activities	(1,070)	(1,863)	(576)	(42.6)	NM(1)
Working capital surplus(2)	242	241	478	0.4	(49.6)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

(2)	Total current assets less total current liabilities.

Our ratio of current assets to current liabilities was 1.11, 1.11 and 1.20 as of December 31, 2014, 2013 and 2012, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from management and franchise revenues, operating income from our owned and leased hotels and resorts and sales of timeshare intervals. In a recessionary market, we may experience significant declines in travel and, thus, declines in demand for our hotel and resort rooms and timeshare intervals. A decline in demand could have a material effect on our cash flow from operating activities.

Net cash provided by operating activities was $1,366 million for the year ended December 31, 2014, compared to $2,101 million for the year ended December 31, 2013. The $735 million decrease was attributable to an increase in cash paid for taxes of $196 million during the year ended December 31, 2014, compared to the year ended December 31, 2013, due to higher taxable income in 2014, as well as a decrease in deferred revenues as of December 31, 2014. In 2013, we collected $650 million from the sales of Hilton HHonors points, most of which was deferred revenue as of December 31, 2013. These were offset by a decrease in cash paid for interest of $21 million in 2014 compared to 2013 and other favorable timing differences in cash generated from operating activities.

The net $991 million increase in cash provided by operating activities during the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to $650 million received from the Hilton HHonors points sales, which increased our deferred revenues, and improved operating income, excluding non-cash share-based compensation expense of $262 million. Net cash provided by operating activities also increased during the year ended December 31, 2013 as a result of the releases of $42 million in collateral against outstanding letters of credit and $20 million of restricted cash from our timeshare operations. Additionally, during the year ended December 31, 2012, our cash provided by operating activities was reduced by $76 million for collateral required to support potential future contributions to certain of our employee benefit plans. For further discussion, see Note 20: "Employee Benefit Plans" in our consolidated financial statements.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2014 was $310 million, compared to $382 million during the year ended December 31, 2013. The $72 million decrease in net cash used in investing activities was primarily attributable to $44 million in proceeds from asset dispositions in the year ended December 31, 2014, related to the sale of two hotels, a land parcel and land and easement rights. Additionally, there were no acquisitions in 2014, while during the year ended December 31, 2013, there were acquisitions of $30 million for a parcel of land and a hotel.

The $176 million decrease in net cash used in investing activities during the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily attributable to a decrease in capital expenditures for property and equipment of $179 million, as a result of the completion of renovations at certain of our owned and leased properties in 2012, and a decrease in software capitalization costs of $25 million, as a result of corporate software projects that were completed in 2012. Additionally, there was an increase in distributions from unconsolidated affiliates of $25 million, primarily related to the sales of our interests in two joint venture entities. The decrease in net cash used in investing activities was partially offset by an increase in acquisitions of $30 million, primarily due to the acquisition of a parcel of land that we previously held under a long-term ground lease for $28 million.

For the years ended December 31, 2014, 2013 and 2012, we capitalized labor costs relating to our investing activities, including capital expenditures and software development, of $9 million, $15 million and $14 million, respectively.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2014 was $1,070 million, compared to $1,863 million during the year ended December 31, 2013. The $793 million decrease was due to a decrease in net repayments of debt of $2,041 million. The higher net repayments of debt in 2013 was primarily due to the Debt Refinancing. Additionally, in December 2013 we received $1,243 million in net proceeds from issuance of common stock from our IPO.

Net cash used in financing activities during the year ended December 31, 2013 increased $1,287 million compared to the year ended December 31, 2012 due to a $2,357 million increase in net repayments of debt, primarily related to an increase in unscheduled, voluntary debt repayments on our senior mortgage loans and secured mezzanine loans (the "Secured Debt"), the repayment of the Secured Debt in connection with the Debt Refinancing and unscheduled, voluntary repayments of $350 million on our Term Loans subsequent to the Debt Refinancing. The increase in net debt repayments was offset by $1,243 million in proceeds from our IPO, which was used to repay amounts outstanding on our Term Loans. Additionally, we paid $180 million of debt issuance costs related to the Debt Refinancing.

Capital Expenditures

Our capital expenditures for property and equipment of $268 million, $254 million and $433 million made during the years ended December 31, 2014, 2013 and 2012, respectively, primarily included expenditures related to the renovation of existing owned and leased properties and our corporate facilities. Our software capitalization costs of $69 million, $78 million and $103 million during the years ended December 31, 2014, 2013 and 2012 related to various systems initiatives for the benefit of our hotel owners and our overall corporate operations.

Senior Secured Credit Facility

Our Revolving Credit Facility provides for $1.0 billion in borrowings, including the ability to draw up to $150 million in the form of letters of credit. As of December 31, 2014, we had $45 million of letters of credit outstanding on our Revolving Credit Facility, leaving us with a borrowing capacity of $955 million. We are currently required to pay a commitment fee of 0.125 percent per annum under the Revolving Credit Facility in respect of the unused commitments thereunder.

Debt

As of December 31, 2014, our total indebtedness, excluding $221 million of our share of debt of our investments in affiliates, was approximately $11.7 billion, including $879 million of non-recourse debt. For further information on our total indebtedness and the Debt Refinancing, refer to Note 13: "Debt" in our consolidated financial statements.

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

Letters of Credit

We had a total of $45 million and $51 million in letters of credit outstanding as of December 31, 2014 and 2013, respectively, the majority of which were outstanding under the Revolving Credit Facility and related to our guarantees on debt and other obligations of third parties and self-insurance programs. The maturities of the letters of credit were within one year as of December 31, 2014.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Long-term debt(1)(2)	$12,967	$428	$1,095	$4,665	$6,779
Non-recourse debt(2)	781	129	341	120	191
Capital lease obligations
Recourse	181	15	12	12	142
Non-recourse	331	23	46	46	216
Operating leases	3,107	263	493	457	1,894
Purchase commitments	79	23	49	1	6
Total contractual obligations	$17,446	$881	$2,036	$5,301	$9,228
____________

(1)	The initial maturity date of the $862 million variable-rate component of the CMBS Loan is November 1, 2015. We have assumed all extensions, which are solely at our option, were exercised.

(2)	Includes principal, as well as estimated interest payments. For our variable-rate debt we have assumed a constant 30-day LIBOR rate of 0.16 percent as of December 31, 2014.

The total amount of unrecognized tax benefits as of December 31, 2014 was $401 million. These amounts are excluded from the table above because they are uncertain and subject to the findings of the taxing authorities in the jurisdictions where we are subject to tax. It is possible that the amount of the liability for unrecognized tax benefits could change during the next year. Refer to Note 19: "Income Taxes" in our consolidated financial statements for further discussion of our liability for unrecognized tax benefits.

In addition to the purchase commitments in the table above, in the normal course of business we enter into purchase commitments for which we are reimbursed by the owners of our managed and franchised hotels. These obligations have minimal or no effect on our net income and cash flow.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of December 31, 2014 included letters of credit of $45 million, guarantees of $25 million for debt and obligations of third parties, performance guarantees with possible cash outlays totaling approximately $119 million, of which we have accrued $45 million as of December 31, 2014 for estimated probable exposure, and construction contract commitments of approximately $68 million for capital expenditures at our owned, leased and consolidated VIE hotels. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract. Additionally, during 2010, in conjunction with a lawsuit settlement, an affiliate of our Sponsor entered into service contracts with the plaintiff. As part of the settlement, we entered into a guarantee with the plaintiff to pay any shortfall that this affiliate does not fund related to those service contracts. The remaining potential exposure under this guarantee as of December 31, 2014 was approximately $33 million. See Note 25: "Commitments and Contingencies" in our consolidated financial statements for further discussion on these amounts.

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

We had $7,483 million of property and equipment, net and $1,980 million of intangible assets with finite lives as of December 31, 2014. Changes in estimates and assumptions used in our impairment testing of property and equipment and intangible assets with finite lives could result in future impairment losses, which could be material.

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

We had $170 million of investments in affiliates as of December 31, 2014. Changes in estimates and assumptions used in our impairment testing of investments in affiliates could result in future impairment losses, which could be material.

In conjunction with our regular assessment of impairment, we did not identify any investments in affiliates with indicators of impairment for which a 10 percent change in our estimates of future cash flows or other significant assumptions would result in material impairment losses.

Acquisitions

Property and equipment are recorded at fair value and allocated to land, buildings and leasehold improvements and furniture and equipment using appraisals and valuations performed by management and independent third parties. Fair values are based on the exit price (i.e., the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date). We evaluate several factors, including market data for similar assets, expected future cash flows discounted at risk adjusted rates and replacement cost for the assets to determine an appropriate exit price when evaluating the fair value of our assets. Other assets and liabilities acquired in a business combination are recorded based on the fair value of the assets acquired and liabilities assumed at acquisition date. Changes to these factors could affect the measurement and allocation of fair value.

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

We had $6,154 million of goodwill as of December 31, 2014. Changes in the estimates and assumptions used in our goodwill impairment testing could result in future impairment losses, which could be material. A change in our estimates and assumptions that would reduce the fair value of each reporting units by 10 percent would not result in an impairment of any of our reporting units.

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

We had $4,963 million of brand intangible assets as of December 31, 2014. Changes in the estimates and assumptions used in our brands impairment testing, most notably revenue growth rates and discount rates, could result in future impairment losses, which could be material. A change in our estimates and assumptions that would reduce the fair value of each of our brands by 10 percent would not result in an impairment of any of the brand intangible assets.

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

We had $1,169 million of guest loyalty liability as of December 31, 2014, including $449 million in current liabilities. Changes in the estimates used in developing our breakage rate could result in a material change to our guest loyalty liability. A 10 percent decrease to the breakage estimate used in determining future award redemption obligations would increase our guest loyalty liability by approximately $44 million.

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

We had $96 million of allowance for loan losses as of December 31, 2014. Changes in the estimates used in developing our default rates could result in a material change to our allowance. A 10 percent increase to our default rates used in the allowance calculation would increase our allowance for loan losses by approximately $39 million.

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

Share-Based Compensation

The process of estimating the fair value of stock-based compensation awards and recognizing the associated expense over the requisite service period involves significant management estimates and assumptions. Refer to Note 21: "Share-Based Compensation" in our consolidated financial statements for additional discussion. Any changes to these estimates will affect the amount of compensation expense we recognize with respect to future grants.

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

Under the terms of the CMBS Loan and Waldorf Astoria Loan entered into in connection with the Debt Refinancing, we are required to hedge interest rate risk using derivative instruments. Under the CMBS Loan, we entered into an interest rate cap agreement in the notional amount of the variable-rate component, or $875 million, which caps one-month LIBOR at 6.0 percent for the initial term of the variable-rate component. Under the Waldorf Astoria Loan, we entered into an interest rate cap agreement in the notional amount of the loan, or $525 million, which caps one-month LIBOR at 4.0 percent for the first 24 months. Thereafter, we are required to renew the interest rate cap agreement annually. As of December 31, 2014, the fair value of these interest rate caps were immaterial to our consolidated balance sheet.

Additionally, in October 2013, we entered into four interest rate swap agreements for a combined notional amount of $1.45 billion, with a term of five years, which swapped the floating three-month LIBOR on a portion of the Term Loans to a fixed rate of 1.87 percent. The carrying value and fair value of these four interest rate swaps was $4 million as of December 31, 2014.

Refer to Note 16: "Derivative Instruments and Hedging Activities" in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the derivative instruments.

The following table sets forth the contractual maturities and the total fair values as of December 31, 2014 for our financial instruments that are materially affected by interest rate risk:

	Maturities by Period
	2015	2016	2017	2018	2019	Thereafter	Carrying Value	Fair Value
	(in millions, excluding average interest rates)
Assets:
Fixed-rate timeshare financing receivables	$140	$122	$126	$127	$121	$388	$1,024	$1,021
Average interest rate(1)							12.15%
Liabilities:
Fixed-rate long-term debt(2)	$—	$132	$54	$2,625	$—	$1,500	$4,311	$4,419
Average interest rate(1)							4.96%
Fixed-rate non-recourse debt(3)	$98	$94	$75	$57	$45	$112	$481	$476
Average interest rate(1)							1.98%
Variable-rate long-term debt(4)	$—	$1	$63	$1,387	$—	$5,000	$6,451	$6,418
Average interest rate(1)							3.31%
Variable-rate non-recourse debt(5)	$—	$—	$150	$—	$—	$—	$150	$150
Average interest rate(1)							1.16%
____________

(1)	Average interest rate as of December 31, 2014.

(2)	Excludes capital lease obligations with a carrying value of $72 million as of December 31, 2014.

(3)	Represents the Securitized Timeshare Debt.

(4)	The initial maturity date of the $862 million variable-rate component of the CMBS Loan is November 1, 2015. We have assumed all extensions, which are solely at our option, were exercised.

(5)	Represents the Timeshare Facility.

Refer to Note 17: "Fair Value Measurements" in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the fair value measurements of our financial assets and liabilities.

Foreign Currency Exchange Rate Risk

We conduct business in various foreign currencies and are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. This exposure is primarily related to our international assets and liabilities, whose value could change materially in reference to our USD reporting currency. The most significant effect of changes to foreign currency values include certain intercompany loans not deemed to be permanently invested and management and franchise fee revenues earned in foreign currencies. As of December 31, 2014, we held nine short-term foreign exchange forward contracts in the notional amount of $28 million to offset exposure to fluctuations in certain foreign currency denominated cash balances.

Item 8.        Financial Statements and Supplementary Data

Management's Report on Internal Control Over Financial Reporting

Management of Hilton Worldwide Holdings Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the Company that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014.

Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014. The report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Hilton Worldwide Holdings Inc.

We have audited Hilton Worldwide Holdings Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Hilton Worldwide Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hilton Worldwide Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hilton Worldwide Holdings Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Hilton Worldwide Holdings Inc. and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 18, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Hilton Worldwide Holdings Inc.

We have audited the accompanying consolidated balance sheets of Hilton Worldwide Holdings Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hilton Worldwide Holdings Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hilton Worldwide Holdings Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 18, 2015

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$566	$594
Restricted cash and cash equivalents	202	266
Accounts receivable, net of allowance for doubtful accounts of $29 and $32	844	731
Inventories	404	396
Deferred income tax assets	20	23
Current portion of financing receivables, net	66	94
Current portion of securitized financing receivables, net	62	27
Prepaid expenses	133	148
Income taxes receivable	132	75
Other	70	29
Total current assets (variable interest entities - $136 and $97)	2,499	2,383
Property, Investments and Other Assets:
Property and equipment, net	7,483	9,058
Property and equipment, net held for sale	1,543	—
Financing receivables, net	416	635
Securitized financing receivables, net	406	194
Investments in affiliates	170	260
Goodwill	6,154	6,220
Brands	4,963	5,013
Management and franchise contracts, net	1,306	1,452
Other intangible assets, net	674	751
Deferred income tax assets	155	193
Other	356	403
Total property, investments and other assets (variable interest entities - $613 and $408)	23,626	24,179
TOTAL ASSETS	$26,125	$26,562
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$2,099	$2,079
Current maturities of long-term debt	10	4
Current maturities of non-recourse debt	127	48
Income taxes payable	21	11
Total current liabilities (variable interest entities - $162 and $86)	2,257	2,142
Long-term debt	10,803	11,751
Non-recourse debt	752	920
Deferred revenues	495	674
Deferred income tax liabilities	5,216	5,053
Liability for guest loyalty program	720	597
Other	1,168	1,149
Total liabilities (variable interest entities - $788 and $583)	21,411	22,286
Commitments and contingencies - see Note 25
Equity:
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of December 31, 2014 and 2013	—	—
Common stock, $0.01 par value; 30,000,000,000 authorized shares and 984,623,863 and 984,615,364 issued and outstanding as of December 31, 2014 and 2013, respectively	10	10
Additional paid-in capital	10,028	9,948
Accumulated deficit	(4,658)	(5,331)
Accumulated other comprehensive loss	(628)	(264)
Total Hilton stockholders' equity	4,752	4,363
Noncontrolling interests	(38)	(87)
Total equity	4,714	4,276
TOTAL LIABILITIES AND EQUITY	$26,125	$26,562

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues
Owned and leased hotels	$4,239	$4,046	$3,979
Management and franchise fees and other	1,401	1,175	1,088
Timeshare	1,171	1,109	1,085
	6,811	6,330	6,152
Other revenues from managed and franchised properties	3,691	3,405	3,124
Total revenues	10,502	9,735	9,276

Expenses
Owned and leased hotels	3,252	3,147	3,230
Timeshare	767	730	758
Depreciation and amortization	628	603	550
Impairment losses	—	—	54
General, administrative and other	491	748	460
	5,138	5,228	5,052
Other expenses from managed and franchised properties	3,691	3,405	3,124
Total expenses	8,829	8,633	8,176

Operating income	1,673	1,102	1,100

Interest income	10	9	15
Interest expense	(618)	(620)	(569)
Equity in earnings (losses) from unconsolidated affiliates	19	16	(11)
Gain (loss) on foreign currency transactions	26	(45)	23
Gain on debt extinguishment	—	229	—
Other gain, net	37	7	15

Income before income taxes	1,147	698	573

Income tax expense	(465)	(238)	(214)

Net income	682	460	359
Net income attributable to noncontrolling interests	(9)	(45)	(7)
Net income attributable to Hilton stockholders	$673	$415	$352

Earnings per share:
Basic and diluted	$0.68	$0.45	$0.38

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2014	2013	2012
Net income	$682	$460	$359
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $(73), $39, and $102	(299)	94	138
Pension liability adjustment, net of tax of $27, $(37), and $23	(45)	60	(41)
Cash flow hedge adjustment, net of tax of $5, $(4), and $—	(9)	6	—
Total other comprehensive income (loss)	(353)	160	97

Comprehensive income	329	620	456
Comprehensive income attributable to noncontrolling interests	(14)	(63)	(21)
Comprehensive income attributable to Hilton stockholders	$315	$557	$435

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2014	2013	2012
Operating Activities:
Net income	$682	$460	$359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	628	603	550
Impairment losses	—	—	54
Equity in losses (earnings) from unconsolidated affiliates	(19)	(16)	11
Loss (gain) on foreign currency transactions	(26)	45	(23)
Gain on debt extinguishment	—	(229)	—
Other gain, net	(37)	(7)	(15)
Share-based compensation	78	262	50
Amortization of deferred financing costs and other	50	25	(5)
Distributions from unconsolidated affiliates	22	27	31
Deferred income taxes	14	65	73
Changes in operating assets and liabilities:
Accounts receivable, net	(143)	(16)	(82)
Inventories	56	19	137
Prepaid expenses	(8)	4	(15)
Income taxes receivable	(57)	(57)	37
Other current assets	(10)	(8)	14
Accounts payable, accrued expenses and other	8	132	71
Income taxes payable	10	(8)	3
Change in restricted cash and cash equivalents	59	91	(79)
Change in timeshare financing receivables	(27)	(15)	(68)
Change in deferred revenues	(179)	592	(8)
Change in liability for guest loyalty program	206	139	6
Change in other liabilities	12	14	(48)
Other	47	(21)	57
Net cash provided by operating activities	1,366	2,101	1,110
Investing Activities:
Capital expenditures for property and equipment	(268)	(254)	(433)
Acquisitions	—	(30)	—
Payments received on other financing receivables	20	5	8
Issuance of other financing receivables	(1)	(10)	(4)
Investments in affiliates	(9)	(4)	(3)
Distributions from unconsolidated affiliates	38	33	8
Proceeds from asset dispositions	44	—	—
Contract acquisition costs	(65)	(44)	(31)
Software capitalization costs	(69)	(78)	(103)
Net cash used in investing activities	(310)	(382)	(558)
Financing Activities:
Net proceeds from issuance of common stock	—	1,243	—
Borrowings	350	14,088	96
Repayment of debt	(1,424)	(17,203)	(854)
Debt issuance costs	(9)	(180)	—
Change in restricted cash and cash equivalents	5	193	187
Capital contribution	13	—	—
Distributions to noncontrolling interests	(5)	(4)	(4)
Acquisition of noncontrolling interests	—	—	(1)
Net cash used in financing activities	(1,070)	(1,863)	(576)
Effect of exchange rate changes on cash and cash equivalents	(14)	(17)	(2)
Net decrease in cash and cash equivalents	(28)	(161)	(26)
Cash and cash equivalents, beginning of period	594	755	781
Cash and cash equivalents, end of period	$566	$594	$755

For supplemental disclosures, see Note 27: "Supplemental Disclosures of Cash Flow Information."

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Common Stock			Accumulated Deficit		Noncontrolling Interests	Total
	Shares	Amount
Balance as of December 31, 2011	921	$1	$8,454	$(6,098)	$(489)	$(166)	$1,702
Net income	—	—	—	352	—	7	359
Share-based compensation	—	—	2	—	—	—	2
Acquisition of noncontrolling interest	—	—	(4)	—	—	3	(1)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	124	14	138
Pension liability adjustment	—	—	—	—	(41)	—	(41)
Other comprehensive loss	—	—	—	—	83	14	97
Distributions	—	—	—	—	—	(4)	(4)
Balance as of December 31, 2012	921	1	8,452	(5,746)	(406)	(146)	2,155
Issuance of common stock	64	9	1,234	—	—	—	1,243
Share-based compensation	—	—	262	—	—	—	262
Net income	—	—	—	415	—	45	460
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	76	18	94
Pension liability adjustment	—	—	—	—	60	—	60
Cash flow hedge adjustment	—	—	—	—	6	—	6
Other comprehensive income	—	—	—	—	142	18	160
Distributions	—	—	—	—	—	(4)	(4)
Balance as of December 31, 2013	985	10	9,948	(5,331)	(264)	(87)	4,276
Share-based compensation	—	—	101	—	—	—	101
Net income	—	—	—	673	—	9	682
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(304)	5	(299)
Pension liability adjustment	—	—	—	—	(45)	—	(45)
Cash flow hedge adjustment	—	—	—	—	(9)	—	(9)
Other comprehensive income	—	—	—	—	(358)	5	(353)
Capital contribution	—	—	13	—	—	—	13
Equity contributions to consolidated variable interest entities	—	—	(34)	—	(6)	40	—
Distributions	—	—	—	—	—	(5)	(5)
Balance as of December 31, 2014	985	$10	$10,028	$(4,658)	$(628)	$(38)	$4,714

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Hilton Worldwide Holdings Inc. ("Hilton" together with its subsidiaries, "we," "us," "our," the "Company" or the "Parent") was incorporated in Delaware on March 18, 2010 to hold, directly or indirectly, all of the equity of Hilton Worldwide, Inc. ("HWI"). The accompanying financial statements present the consolidated financial position of Hilton, which includes consolidation of HWI. Hilton is one of the largest hospitality companies in the world based upon the number of hotel rooms and timeshare units under our 12 distinct brands. We are engaged in owning, leasing, managing, developing and franchising hotels, resorts and timeshare properties. As of December 31, 2014, we owned, leased, managed or franchised 4,278 hotel and resort properties, totaling 708,268 rooms in 94 countries and territories, as well as 44 timeshare properties comprising 6,794 units.

On October 24, 2007, HWI became a wholly owned subsidiary of an affiliate of The Blackstone Group L.P. ("Blackstone" or "our Sponsor"), following the completion of a merger (the "Merger"). In December 2013, we completed a 9,205,128-for-1 stock split on issued and outstanding shares, which is reflected in all share and per share data presented in the consolidated financial statements and accompanying notes, and an initial public offering (the "IPO"). As of December 31, 2014, our Sponsor beneficially owned approximately 55.3 percent of our common stock.

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

All material intercompany transactions and balances have been eliminated in consolidation. References in these financial statements to net income (loss) attributable to Hilton stockholders and Hilton stockholders' equity (deficit) do not include noncontrolling interests, which represent the outside ownership interests of our consolidated, non-wholly owned entities and are reported separately.

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

•
Owned and leased hotel revenues primarily consist of room rentals, food and beverage sales and other ancillary goods and services from owned, leased and consolidated non-wholly owned hotel properties. Revenues are recorded when rooms are occupied or goods and services have been delivered or rendered.

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

•
Other revenues include revenues generated by the incidental support of hotel operations for owned, leased, managed and franchised hotels, including purchasing operations, and other rental income. This includes any revenues received for vendor rebate arrangements we participate in as a manager of hotel and timeshare properties.

•
Timeshare revenues consist of revenues generated from our Hilton Grand Vacations timeshare business. Timeshare revenues are principally generated from the sale and financing of timeshare intervals. Revenue from a deeded timeshare sale is recognized when the customer has executed a binding sales contract, a minimum 10 percent down payment has been received, certain minimum sales thresholds for a timeshare project have been attained, the purchaser’s period to cancel for a refund has expired and the related receivable is deemed to be collectible. We defer revenue recognition for sales that do not meet these criteria. During periods of construction, revenue from timeshare sales is recognized under the percentage-of-completion method. One of our timeshare products is accounted for as a long-term lease with a reversionary interest, rather than the sale of a deeded interest in real estate. In this case, sales revenue is recognized on a straight-line basis over the term of the lease. Revenue from the financing of timeshare sales is recognized on the accrual method as earned based on the outstanding principal, interest rate and terms stated in each individual financing agreement. See "Financing Receivables" section below for further discussion of the policies applicable to our timeshare financing receivables. Additionally, we receive sales commissions from certain third-party developers that we assist in selling their timeshare inventory. We recognize revenue from commissions on these sales as intervals are sold and we fulfill the service requirements under the respective sales agreements with the developers. We also generate revenues from enrollment and other fees, rentals of timeshare units, food and beverage sales and other ancillary services at our timeshare properties that are recognized when units are rented or goods and services are delivered or rendered.

•
Other revenues from managed and franchised properties represent payroll and related costs, certain other operating costs of the managed and franchised properties’ operations, marketing expenses and other expenses associated with our brands and shared services that are contractually reimbursed to us by the property owners or paid from fees collected in advance from these properties when the costs are incurred. The corresponding expenses are presented as other expenses from managed and franchised properties in our consolidated statements of operations, resulting in no effect on operating income (loss) or net income (loss).

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents include cash balances established as security for certain guarantees, lender reserves, ground rent and property tax escrows, reserves statutorily required to be held by our captive insurance subsidiary, and advance deposits received on timeshare sales that are held in escrow until the contract is closed. For purposes of our consolidated statements of cash flows, changes in restricted cash and cash equivalents caused by changes in lender reserves due to restrictions under our loan agreements are shown as financing activities. The remaining changes in restricted cash and cash equivalents are the result of our normal operations, and, as such, are reflected in operating activities.

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

In accordance with the accounting standards for costs and the initial rental operations of real estate projects, we use the relative sales value method of costing our timeshare sales and relieving inventory. In addition, we continually assess our timeshare inventory and, if necessary, impose pricing adjustments to modify sales pace. It is possible that any future changes in our development and sales strategies could have a material effect on the carrying value of certain projects and inventory. We monitor our projects and inventory on an ongoing basis and complete an evaluation each reporting period to ensure that the inventory is stated at the lower of cost or market.

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

Depreciation is recorded using the straight-line method over the assets’ estimated useful lives, which are generally as follows: buildings and improvements (8 to 40 years), furniture and equipment (3 to 8 years) and computer equipment and acquired software (3 years). Leasehold improvements are depreciated over the shorter of the estimated useful life, based on the estimates above, or the lease term.

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

Assets Held for Sale

We classify a property as held for sale when we commit to a plan to sell the asset, the sale of the asset is probable within one year, and it is unlikely that actions to complete the sale will change or that the sale will be withdrawn. When we determine that classification of an asset as held for sale is appropriate, we cease recording depreciation for the asset. Further, the related assets and liabilities of the held for sale property will be classified as assets held for sale in our consolidated balance sheets. Any gains on sales of properties are recognized at the time of sale or deferred and recognized in net income (loss) in subsequent periods as any relevant conditions requiring deferral are satisfied.

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

Investments in Affiliates

We hold investments in affiliates that primarily own or lease hotels under one of our 12 distinct hotel brands. If the entity does not meet the definition of a VIE, we evaluate our voting interest or general partnership interest to determine if we have a controlling financial interest in the entity. Investments in affiliates over which we exercise significant influence, but lack a controlling financial interest, are accounted for using the equity method. We account for investments using the equity method when we own more than a minimal investment, but have no more than a 50 percent voting interest or do not otherwise control the investment. Investments in affiliates over which we are not able to exercise significant influence are accounted for under the cost method.

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

In connection with the Merger, we recorded our equity method investments at their estimated fair value, which resulted in an increase to our historical basis in those entities, primarily as a result of an increase in the fair value of the real estate assets of the investee entities. The basis difference, which is adjusted for impairment losses as they occur, is being amortized as a component of equity in earnings (losses) from unconsolidated affiliates over a period of approximately 40 years.

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
We review the carrying value of our goodwill by comparing the carrying value of our reporting units to their fair value. Our reporting units are the same as our operating segments as described in Note 24: "Business Segments". We perform this evaluation annually or at an interim date if indicators of impairment exist. In any year we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we proceed to the two-step quantitative process. In the first step, we determine the fair value of each of our reporting units. The valuation is based on internal projections of expected future cash flows and operating plans, as well as market conditions relative to the operations of our reporting units. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its estimated fair value, then the second step must be performed. In the second step, we estimate the implied fair value of goodwill, which is determined by taking the fair value of the reporting unit and allocating it to all of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, the excess is recognized within impairment losses in our consolidated statements of operations.

Brands

We own, operate and franchise hotels under our portfolio of brands. There are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of these brands and, accordingly, the useful lives of these brands are considered to be indefinite. Our hotel brand portfolio includes Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts, Canopy by Hilton, Hilton Hotels & Resorts, Curio - A Collection by Hilton, DoubleTree by Hilton (including DoubleTree Suites by Hilton), Embassy Suites Hotels, Hilton Garden Inn, Hampton Hotels (including Hampton Inn & Suites and, outside of the U.S., Hampton by Hilton), Homewood Suites by Hilton and Home2 Suites by Hilton. In addition, we also develop and operate timeshare properties under our Hilton Grand Vacations brand.

At the time of the Merger, our brands were assigned a fair value based on a common valuation technique known as the relief from royalty approach. Home2 Suites by Hilton, Curio - A Collection by Hilton and Canopy by Hilton were launched post-Merger and, as such, they were not assigned fair values. We evaluate our brands for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of the brand is below the carrying value. If a brand’s estimated current fair value is less than its respective carrying value, the excess of the carrying value over the estimated fair value is recognized in our consolidated statements of operations within impairment losses.

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

Hilton HHonors defers revenue received from participating hotels and program partners in an amount equal to the estimated cost per point of the future redemption obligation. We engage outside actuaries to assist in determining the fair value of the future award redemption obligation using statistical formulas that project future point redemptions based on factors that include historical experience, an estimate of "breakage" (points that will never be redeemed), an estimate of the points that will eventually be redeemed and the cost of reimbursing hotels and other third parties in respect to other redemption opportunities available to members. Revenue is recognized by participating hotels and resorts only when points that have been redeemed for hotel stay certificates are used by members or their designees at the respective properties. Additionally, when members of the Hilton HHonors loyalty program redeem award certificates at our owned and leased hotels, we recognize room revenue, included in owned and leased hotels revenues in our consolidated statements of operations.

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

Derivative Instruments

We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. Under the terms of certain loan agreements, we are required to maintain derivative financial instruments to manage interest rates. We do not enter into derivative financial instruments for trading or speculative purposes.

We record all derivatives at fair value. On the date the derivative contract is entered, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid ("cash flow hedge"), a hedge of the fair value of a recognized asset or liability ("fair value hedge"), a hedge of our foreign currency exposure ("net investment hedge") or an undesignated hedge instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge or net investment hedge are recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the consolidated statements of cash flows. Cash flows from undesignated derivative financial instruments are included as an investing activity in our consolidated statements of cash flows.

If we determine that we qualify for and will designate a derivative as a hedging instrument, at the designation date we formally document all relationships between hedging activities, including the risk management objective and strategy for undertaking various hedge transactions. This process includes matching all derivatives that are designated as cash flow hedges to specific forecasted transactions, linking all derivatives designated as fair value hedges to specific assets and liabilities in our consolidated balance sheets and determining the foreign currency exposure of the net investment of the foreign operation for a net investment hedge.

On a quarterly basis, we assess the effectiveness of our designated hedges in offsetting the variability in the cash flows or fair values of the hedged assets or obligations using the Hypothetical Derivative Method. This method compares the cumulative change in fair value of each hedging instrument to the cumulative change in fair value of a hypothetical hedging instrument, which has terms that identically match the critical terms of the respective hedged transactions. Thus, the hypothetical hedging instrument is presumed to perfectly offset the hedged cash flows. Ineffectiveness results when the cumulative change in the fair value of the hedging instrument exceeds the cumulative change in the fair value of the hypothetical hedging instrument. We discontinue hedge accounting prospectively, when the derivative is not highly effective as a hedge, the underlying hedged transaction is no longer probable, or the hedging instrument expires, is sold, terminated or exercised.

Currency Translation

The United States Dollar ("USD") is our reporting currency and is the functional currency of our consolidated and unconsolidated entities operating in the U.S. The functional currency for our consolidated and unconsolidated entities operating outside of the U.S. is the currency of the primary economic environment in which the respective entity operates. Assets and liabilities measured in foreign currencies are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive loss in our consolidated balance sheets. Income and expense accounts are translated at the average exchange rate for the period. Gains and losses from foreign exchange rate changes related to transactions denominated in a currency other than an entity's function currency or intercompany receivables and payables denominated in a currency other than an entity’s functional currency that are not of a long-term investment nature are recognized as gain (loss) on foreign currency transactions in our consolidated statements of operations. Where certain specific evidence indicates intercompany receivables and payables will not be settled in the foreseeable future and are of a long-term nature, gains and losses from foreign exchange rate changes are recognized as other comprehensive income (loss) in our consolidated statements of comprehensive income (loss).

Self-Insurance

We are self-insured or assume deductibles for various levels of general liability, auto liability and workers’ compensation at our owned properties. Additionally, the majority of employees at managed hotels, of which we are the employer, participate in our general liability and auto liability programs. We purchase insurance coverage for claim amounts that exceed our self-insured or deductible obligations. Our insurance reserves are accrued based on estimates of the ultimate cost of claims that occurred during the covered period, which includes claims incurred but not reported, for which we will be responsible. These estimates are prepared with the assistance of outside actuaries and consultants. The ultimate cost of claims for a covered period may differ from our original estimates. Our provision for insured events for the years ended December 31, 2014, 2013 and 2012 was $37 million, $38 million and $27 million, respectively. Our insured claims and adjustments paid for the years ended December 31, 2014, 2013 and 2012 were $43 million, $36 million and $37 million, respectively.

Share-based Compensation

As part of our 2013 Omnibus Incentive Plan (the "Stock Plan"), which was adopted on December 11, 2013, we have awarded time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options") and performance-vesting restricted stock units ("performance shares") to eligible employees and directors.

•
RSUs vest in annual installments over two or three years from the date of grant, subject to the individual’s continued employment through the applicable vesting date. Vested RSUs generally will be settled for our common stock, with the exception of certain awards that will be settled in cash. The grant date fair value is equal to the closing stock price on the date of grant.

•
Options vest over three years in equal annual installments from the date of grant, subject to the individual’s continued employment through the applicable vesting date, and will terminate 10 years from the date of grant or earlier if the individual’s service terminates. The exercise price is equal to the closing price of the Company’s common stock on the date of grant. The grant date fair value is estimated using the Black-Scholes-Merton Model.

•
Performance shares are settled at the end of a three-year performance period with 50 percent of the shares subject to achievement based on a measure of (1) the Company’s total shareholder return relative to the total shareholder return of members of a peer company group ("relative shareholder return") and the other 50 percent of the shares subject to achievement based on (2) the Company’s earnings before interest expense, taxes and depreciation and amortization ("EBITDA") compound annual growth rate ("EBITDA CAGR"). The total number of performance shares that vest based on each performance measure (relative shareholder return and EBITDA CAGR) is based on an achievement factor that in each case, ranges from a zero to 200 percent payout. The grant date fair value of the relative shareholder return awards is estimated using the Monte Carlo Simulation, and the grant date fair value for the EBITDA CAGR awards is equal to the closing stock price on the date of grant.

We recognize the cost of services received in these share-based payment transactions with employees as services are received and recognize either a corresponding increase in additional paid-in capital or accounts payable, accrued expenses and other in our consolidated balance sheets, depending on whether the instruments granted satisfy the equity or liability classification criteria. The measurement objective for these equity awards is the estimated fair value at the grant date of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The compensation expense for an award classified as an equity instrument is recognized ratably over the requisite service period, including an estimate of forfeitures. The requisite service period is the period during which an employee is required to provide service in exchange for an award. Liability awards are measured based on the award’s fair value, and the fair value is remeasured at each reporting date until the date of settlement. Compensation expense for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date) in the fair value of the instrument for each reporting period, including an estimate of forfeitures. Forfeiture rates are estimated based on historical employee terminations for each grant cycle. Compensation expense for awards with performance conditions is recognized over the requisite service period if it is probable that the performance condition will be satisfied. If such performance conditions are not considered probable until they occur, no compensation expense for these awards is recognized.

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

Business Combinations

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

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08 ("ASU 2014-08"), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU amends guidance on reporting discontinued operations only if the disposal of a component of an entity or group of components of an entity represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The provisions of ASU 2014-08 should be applied prospectively for all disposals of components of an entity and for all businesses that, on acquisition, are classified as held for sale that occurred within annual periods beginning on or after December 15, 2014, and interim periods within. We have elected, as permitted by the standard, to early adopt ASU 2014-08 effective for components disposed of or held for sale on or after October 1, 2014. The adoption did not have a material effect on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11 ("ASU 2013-11"), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists in the applicable jurisdiction to settle any additional income taxes that would result from disallowance of the tax position. The provisions of ASU 2013-11 are effective, prospectively, for reporting periods beginning after December 15, 2013. The adoption of this ASU resulted in the reclassification of $108 million of unrecognized tax benefits against deferred income tax assets.

In March 2013, the FASB issued ASU No. 2013-05 ("ASU 2013-05"), Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The ASU clarifies when a cumulative translation adjustment should be released to net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate) within a foreign entity. The provisions of ASU 2013-05 are effective for reporting periods beginning after December 15, 2013. The adoption did not have a material effect on our consolidated financial statements.

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

Note 3: Acquisitions

Equity Investments Exchange

We had a portfolio of 11 hotels we owned through noncontrolling interests in equity investments with one other partner. In July 2014, we entered into an agreement to exchange with our partner our ownership interest in six of these hotels for the remaining interest in the other five hotels. As a result of this exchange, we have a 100 percent ownership interest in five of the 11 hotels and no longer have any ownership interest in the remaining six hotels. The following lists all 11 hotels involved in this exchange, including pre-exchange and post-exchange ownership percentages:

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

This transaction was accounted for as a business combination achieved in stages, resulting in a remeasurement gain based upon the fair values of the equity investments. The carrying values of these equity investments immediately before the exchange were $59 million, and the fair values of these equity investments immediately before the exchange were $83 million, resulting in a pre-tax gain of $24 million recognized in other gain, net in our consolidated statement of operations for the year ended December 31, 2014. We also incurred transaction-related costs of $1 million recognized in other gain, net in our consolidated statement of operations for the year ended December 31, 2014. Following the exchange, we consolidated the five hotels we owned 100 percent.

The fair value of the assets and liabilities acquired as a result of the exchange were as follows:

(in millions)
Cash and cash equivalents	$2
Property and equipment	144
Other intangible assets	1
Long-term debt	(64)
Net assets acquired	$83

See Note 17: "Fair Value Measurements" for additional details on the fair value techniques and inputs used for the remeasurement of the assets and liabilities.

The results of operations from the five wholly owned hotels included in the consolidated statement of operations for the year ended December 31, 2014 following the exchange were not material.

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

Hilton Odawara

In December 2012, we purchased the remaining 53.5 percent ownership interest in the entity that leased the Hilton Odawara for a cash payment of Japanese Yen 155 million, or approximately $1 million. Prior to the acquisition, we were considered to be the primary beneficiary of this VIE and, as such, the entity was consolidated in our consolidated financial statements. Upon completion of the acquisition, we wholly owned the entity, which resulted in a decrease of approximately $4 million to additional paid-in capital.

In conjunction with this acquisition, the entity executed a binding purchase agreement with the owner of the Hilton Odawara to purchase the building and the surrounding land. However, the closing of the sale, which will include the exchange of cash and the acquisition of the title by Hilton, will not occur until December 2015. As a result of this purchase agreement and other factors, the Hilton Odawara lease, which was previously accounted for as an operating lease, was recorded as a capital lease asset and obligation of $15 million as of December 31, 2012.

Note 4: Assets Held for Sale and Disposals

Waldorf Astoria New York

In October 2014, we announced the agreement to sell the Waldorf Astoria New York, a wholly owned hotel, for a purchase price of $1.95 billion, which is payable in cash at closing and is subject to customary pro rations and adjustments. The buyer provided a $100 million cash deposit, which was held in escrow as earnest money. The transaction closed in February 2015. For further discussion see Note 30: "Subsequent Events" in our consolidated financial statements.

Assets and liabilities held for sale related to the Waldorf Astoria New York, which is part of our ownership segment, were as follows as of December 31, 2014:

(in millions)
Assets:
Current assets held for sale(1)	$42
Property and equipment, net held for sale:
Land	1,057
Buildings and leasehold improvements	588
Furniture and equipment	64
Construction-in-progress	6
1,715
Accumulated depreciation and amortization	(172)
Total property and equipment, net held for sale	1,543
Total assets held for sale	$1,585

Liabilities:
Current liabilities related to assets held for sale(2)	$36
Total liabilities held for sale	$36
____________

(1)	Amounts included in other current assets in our consolidated balance sheet as of December 31, 2014.

(2)	Amounts included in accounts payable, accrued liabilities and other in our consolidated balance sheet as of December 31, 2014.

Sale of Other Property and Equipment

During the year ended December 31, 2014, we completed the sale of two hotels for approximately $9 million and a vacant parcel of land for approximately $6 million. As a result of these sales, we recognized a pre-tax gain of $13 million, including the reclassification of a currency translation adjustment of $3 million, which was previously recognized in accumulated other comprehensive loss. The gain was included in other gain, net in our consolidated statement of operations. Additionally, we completed the sale of certain land and easement rights to a related party in connection with a timeshare project. As a result, the related party acquired the rights to the name, plans, designs, contracts and other documents related to the timeshare project. The total consideration received for this transaction was approximately $37 million. We recognized $13 million, net of tax, as a capital contribution within additional paid-in capital, representing the excess of the fair value of the consideration received over the carrying value of the assets sold.

Sale of Investments in Affiliates

During the year ended December 31, 2013, we completed the sale of our 25 percent equity interest in a joint venture entity that owns a hotel for $17 million. As a result of the sale, we recognized a pre-tax loss of $1 million, including the reclassification of a currency translation adjustment of $14 million, which was previously recognized in accumulated other comprehensive loss. The loss was included in other gain, net in our consolidated statement of operations.

Note 5: Inventories

Inventories were as follows:

	December 31,
	2014	2013
	(in millions)
Timeshare	$380	$371
Hotel	24	25
	$404	$396

Note 6: Property and Equipment

Property and equipment were as follows:

	December 31,
	2014	2013
	(in millions)
Land	$3,009	$4,098
Buildings and leasehold improvements	5,150	5,511
Furniture and equipment	1,140	1,172
Construction-in-progress	53	67
	9,352	10,848
Accumulated depreciation and amortization	(1,869)	(1,790)
	$7,483	$9,058

Depreciation and amortization expense on property and equipment, including amortization of assets recorded under capital leases, was $313 million, $318 million and $290 million during the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014 and 2013, property and equipment included approximately $149 million and $130 million, respectively, of capital lease assets primarily consisting of buildings and leasehold improvements, net of accumulated depreciation and amortization of $64 million and $59 million, respectively.

The following table details the impairment losses recognized on our assets included in property and equipment, by property type, for the year ended December 31, 2012:

(in millions)
Owned and leased hotels	$42
Corporate office facilities	11
$53

We estimated the fair values of the assets for which impairment losses were recognized during the year ended December 31, 2012 using a discounted cash flow analysis based on significant unobservable inputs.

Note 7: Financing Receivables

Financing receivables were as follows:

	December 31, 2014
	Securitized Timeshare	Unsecuritized Timeshare	Other	Total
	(in millions)
Financing receivables	$430	$454	$22	$906
Less: allowance	(24)	(58)	(2)	(84)
	406	396	20	822

Current portion of financing receivables	66	74	2	142
Less: allowance	(4)	(10)	—	(14)
	62	64	2	128

Total financing receivables	$468	$460	$22	$950

	December 31, 2013
	Securitized Timeshare	Unsecuritized Timeshare	Other	Total
	(in millions)
Financing receivables	$205	$654	$49	$908
Less: allowance	(11)	(67)	(1)	(79)
	194	587	48	829

Current portion of financing receivables	29	106	—	135
Less: allowance	(2)	(12)	—	(14)
	27	94	—	121

Total financing receivables	$221	$681	$48	$950

Timeshare Financing Receivables

As of December 31, 2014, we had 52,299 timeshare notes outstanding with interest rates ranging from zero to 20.50 percent, an average interest rate of 12.15 percent, a weighted average remaining term of 7.4 years and maturities through 2025. As of December 31, 2014 and 2013, we had ceased accruing interest on timeshare notes with aggregate principal balances of $31 million and $32 million, respectively.

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

In May 2013, we entered into a revolving non-recourse timeshare financing receivables credit facility ("Timeshare Facility") that is secured by certain of our timeshare financing receivables. As of December 31, 2014 and 2013, we had $164 million and $492 million, respectively, of gross timeshare financing receivables secured under our Timeshare Facility.

The changes in our allowance for uncollectible timeshare financing receivables were as follows:

(in millions)
Balance as of December 31, 2011	$97
Write-offs	(33)
Provision for uncollectibles on sales	29
Balance as of December 31, 2012	93
Write-offs	(25)
Provision for uncollectibles on sales	24
Balance as of December 31, 2013	92
Write-offs	(30)
Provision for uncollectibles on sales	34
Balance as of December 31, 2014	$96

Our timeshare financing receivables as of December 31, 2014 mature as follows:

	Securitized Timeshare	Unsecuritized Timeshare
Year	(in millions)
2015	$66	$74
2016	68	54
2017	70	56
2018	70	57
2019	66	55
Thereafter	156	232
	496	528
Less: allowance	(28)	(68)
	$468	$460

The following table details an aged analysis of our gross timeshare financing receivables balance:

	December 31,
	2014	2013
	(in millions)
Current	$980	$948
30 - 89 days past due	13	14
90 - 119 days past due	2	4
120 days and greater past due	29	28
	$1,024	$994

Note 8: Investments in Affiliates

Investments in affiliates were as follows:

	December 31,
	2014	2013
	(in millions)
Equity investments	$153	$245
Other investments	17	15
	$170	$260

We maintain investments in affiliates accounted for under the equity method, which are primarily investments in entities that owned or leased 16 and 30 hotels as of December 31, 2014 and 2013, respectively.

The equity investments had total debt of approximately $0.9 billion and $1.1 billion as of December 31, 2014 and 2013, respectively. Substantially all of the debt is secured solely by the affiliates' assets or is guaranteed by other partners without recourse to us. We were the creditor on $2 million and $17 million of total debt from unconsolidated affiliates as of December 31, 2014 and 2013, respectively, which was included in financing receivables, net in our consolidated balance sheets.

In July 2014, we exchanged our noncontrolling ownership interest in six hotels, held as part of a portfolio that owned 11 hotels previously classified in investments in affiliates and accounted for under the equity method, for the remaining interest in the other five hotels, the acquisition of which we accounted for as a business combination. See Note 3: "Acquisitions" for additional details.

We recorded $19 million and $1 million of impairment losses on certain equity and cost method investments during the year ended December 31, 2012, respectively, which were included in equity in earnings (losses) from unconsolidated affiliates and impairment losses, respectively, in our consolidated statements of operations.

The unamortized basis difference from the Merger was $55 million and $119 million, as of December 31, 2014 and 2013, respectively. We estimate our future amortization expense to be approximately $2 million per year for the remaining amortization period.

Note 9: Consolidated Variable Interest Entities

As of December 31, 2014, 2013 and 2012, we consolidated five, four and three VIEs, respectively. During the years ended December 31, 2014, 2013 and 2012, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Two of our VIEs lease hotels from unconsolidated affiliates in Japan. We hold a significant ownership interest in these VIEs and have the power to direct the activities that most significantly affect their economic performance. Our consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised the following:

	December 31,
	2014	2013
	(in millions)
Cash and cash equivalents	$26	$42
Property and equipment, net	49	26
Non-recourse debt	237	284

The assets of these entities are only available to settle the obligations of these entities. Interest expense related to the non-recourse debt of these two consolidated VIEs was $18 million, $28 million and $33 million during the years ended December 31, 2014, 2013 and 2012, and was included in interest expense in our consolidated statements of operations.

In September 2014, we acquired an additional ownership interest in one of our consolidated VIEs in Japan. The effect of this acquisition was recognized during the year ended December 31, 2014, resulting in a decrease in additional paid-in capital of $6 million, a decrease in accumulated other comprehensive loss of $1 million and an increase in noncontrolling interests of $5 million. Additionally, we identified an immaterial error as of and for the years ended December 31, 2013 and 2012 with respect to accounting for the acquisition of additional ownership interests in our consolidated VIEs in Japan. The cumulative effect of the correction of these transactions resulted in a decrease in additional paid-in capital of $28 million, an increase in accumulated other comprehensive loss of $7 million and an increase in noncontrolling interests of $35 million, and had no net effect on total assets, total liabilities or total equity in any period. The correction has been reflected in our consolidated balance sheet as of December 31, 2014 and within equity contributions to consolidated variable interest entities in our consolidated statement of stockholders’ equity for the year ended December 31, 2014, and did not affect our consolidated statements of operations, consolidated statements of comprehensive income (loss) or consolidated statements of cash flows for the year ended December 31, 2014.

In December 2012, we acquired the remaining ownership interest in one of our consolidated VIEs located in Japan. See Note 3: "Acquisitions" for further discussion of this transaction.

In June 2014 and August 2013, we formed VIEs associated with each of our securitization transactions to issue our Securitized Timeshare Debt. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance, the obligation to absorb their losses and the right to receive benefits that are significant to them. Our consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised the following:

	December 31,
	2014	2013
	(in millions)
Restricted cash and cash equivalents	$20	$8
Securitized financing receivables, net	468	221
Non-recourse debt	481	222

Our consolidated statements of operations included interest income related to these VIEs of $52 million and $17 million for the years ended December 31, 2014 and 2013, respectively, included in timeshare revenue, as well as interest expense related to these VIEs of $8 million and $3 million, for the years ended December 31, 2014 and 2013, respectively, included in interest expense. See Note 7: "Financing Receivables" and Note 13: "Debt" for additional details.

We have an additional VIE that owns one hotel that was immaterial to our consolidated financial statements.

Note 10: Goodwill

As part of the Merger, we recorded $10.5 billion of goodwill representing the excess purchase price over the fair value of the other identified assets and liabilities. During the year ended December 31, 2008, we recognized approximately $4.3 billion of impairment charges relating to our goodwill, including impairment losses of $795 million on our goodwill assigned to our timeshare reporting unit, resulting in no remaining goodwill assigned to that reporting unit. There was no impairment of our goodwill for the years ended December 31, 2014, 2013 and 2012. Our goodwill balances, by reporting unit, were as follows:

	Ownership	Management and Franchise	Total
	(in millions)
Goodwill	$4,559	$5,165	$9,724
Accumulated impairment losses	(3,527)	—	(3,527)
Balance as of December 31, 2012	1,032	5,165	6,197

Foreign currency translation	4	19	23

Goodwill	4,563	5,184	9,747
Accumulated impairment losses	(3,527)	—	(3,527)
Balance as of December 31, 2013	1,036	5,184	6,220

Foreign currency translation	(11)	(55)	(66)

Goodwill	4,552	5,129	9,681
Accumulated impairment losses	(3,527)	—	(3,527)
Balance as of December 31, 2014	$1,025	$5,129	$6,154

Note 11: Other Intangible Assets

Other intangible assets were as follows:

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizing Intangible Assets:
Management and franchise agreements	$2,609	$(1,303)	$1,306
Leases	410	(144)	266
Capitalized software	409	(201)	208
Hilton HHonors	345	(155)	190
Other	34	(24)	10
	$3,807	$(1,827)	$1,980

Non-amortizing Intangible Assets:
Brands	$4,963	$—	$4,963

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizing Intangible Assets:
Management and franchise agreements	$2,573	$(1,121)	$1,452
Leases	436	(132)	304
Capitalized software	342	(124)	218
Hilton HHonors	351	(136)	215
Other	34	(20)	14
	$3,736	$(1,533)	$2,203

Non-amortizing Intangible Assets:
Brands	$5,013	$—	$5,013

Our amortizing intangible assets related to management and franchise agreements, leases, proprietary technologies, capitalized software and Hilton HHonors have finite lives and, accordingly, we recorded amortization expense of $315 million, $285 million and $260 million for the years ended December 31, 2014, 2013 and 2012, respectively. Included in this amortization expense total was amortization expense on capitalized software of $79 million, $52 million and $30 million for the years ended December 31, 2014, 2013 and 2012, respectively, and amortization expense on the Hilton HHonors intangible of $22 million for the years ended December 31, 2014, 2013 and 2012. Changes to our brands intangible asset during the years ended December 31, 2014 and 2013 were due to foreign currency translations.

During the years ended December 31, 2014, 2013 and 2012, we recorded no impairment relating to our other intangible assets.

We estimate our future amortization expense for our amortizing intangible assets to be as follows:

Year	(in millions)
2015	$326
2016	308
2017	263
2018	237
2019	227
Thereafter	619
$1,980

Note 12: Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other were as follows:

	December 31,
	2014	2013
	(in millions)
Accrued employee compensation and benefits	$475	$547
Accounts payable	299	319
Liability for guest loyalty program, current	449	366
Deposit liabilities	201	195
Deferred revenues, current	52	48
Self-insurance reserves, current	82	52
Current liabilities related to assets held for sale(1)	36	—
Other accrued expenses	505	552
	$2,099	$2,079
____________

(1)	See Note 4: "Assets Held for Sale and Disposals" for further information.

Deferred revenues and deposit liabilities are related to our timeshare business and hotel operations. Other accrued expenses consist of taxes, rent, interest and other accrued balances.

Note 13: Debt

Long-term Debt

Long-term debt balances, including obligations for capital leases, and associated interest rates were as follows:

	December 31,
	2014	2013
	(in millions)
Senior secured term loan facility with a rate of 3.50%, due 2020	$5,000	$6,000
Senior notes with a rate of 5.625%, due 2021	1,500	1,500
Commercial mortgage-backed securities loan with an average rate of 4.06%, due 2018(1)	3,487	3,500
Mortgage loan with a rate of 2.31%, due 2018	525	525
Mortgage notes with an average rate of 5.17%, due 2016 to 2017	196	133
Other unsecured notes with a rate of 7.50%, due 2017	54	53
Capital lease obligations with an average rate of 6.09%, due 2015 to 2097	72	73
	10,834	11,784
Less: current maturities of long-term debt	(10)	(4)
Less: unamortized discount on senior secured term loan facility	(21)	(29)
	$10,803	$11,751
____________

(1)	The initial maturity date of the $862 million variable-rate component of this borrowing is November 1, 2015. We have assumed all extensions, which are solely at our option, were exercised.

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

In October 2013, we used the cash proceeds from the transactions above and available cash to repay in full all $13.4 billion in borrowings outstanding, including accrued interest, under our senior mortgage loans and secured mezzanine loans (together, the "Secured Debt"). In addition, we redeemed in full our unsecured notes due 2031 of $96 million in November 2013. We refer to the transactions discussed above as the "Debt Refinancing."

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

Senior Secured Credit Facility

Our Revolving Credit Facility, which matures on October 25, 2018, has a capacity of $1.0 billion and allows for up to $150 million to be drawn in the form of letters of credit. As of December 31, 2014, we had $45 million of letters of credit outstanding and $955 million of available borrowings under the Revolving Credit Facility. We are currently required to pay a commitment fee of 0.125 percent per annum under the Revolving Credit Facility in respect of the unused commitments thereunder.

The Term Loans, which mature on October 25, 2020, were issued with an original issue discount of 0.50 percent. The Term Loans bear interest at variable rates, at our option, which is payable monthly or quarterly depending upon the variable rate that is chosen.

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

During the year ended December 31, 2014, we made voluntary prepayments of $1 billion on our Term Loans.

Senior Notes

Interest on the Senior Notes is payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2014. The Senior Notes are guaranteed on a senior unsecured basis by us and certain of our wholly owned subsidiaries. See Note 28: "Condensed Consolidating Guarantor Financial Information" for additional details.

CMBS Loan

The CMBS loan has a fixed-rate component in the amount of $2.625 billion bearing interest at 4.47 percent with a term of five years and an initial $875 million variable-rate component based on one-month LIBOR plus 265 basis points that has an initial term of two years with three one-year extensions solely at our option, for which the rate would increase by 25 basis points during the final extension period. Interest for both components is payable monthly. Under this loan, we are required to deposit with the lender certain cash reserves for restricted uses. As of December 31, 2014 and 2013, our consolidated balance sheets included $19 million and $29 million, respectively, of restricted cash and cash equivalents related to the CMBS Loan.

During the year ended December 31, 2014, we made a contractually required prepayment of $13 million on the variable-rate component of the CMBS Loan in exchange for the release of certain collateral.

Waldorf Astoria Loan

The Waldorf Astoria Loan matures on October 25, 2018 and bears interest at a variable-rate based on one-month LIBOR plus 215 basis points that is payable monthly.

Non-recourse Debt

Non-recourse debt, including obligations for capital leases, and associated interest rates were as follows:

	December 31,
	2014	2013
	(in millions)
Capital lease obligations of consolidated VIEs with a rate of 6.34%, due 2018 to 2026	$216	$255
Non-recourse debt of consolidated VIEs with an average rate of 3.70%, due 2015 to 2018(1)	32	41
Timeshare Facility with a rate of 1.16%, due 2017	150	450
Securitized Timeshare Debt with a rate of 1.98%, due 2026	481	222
	879	968
Less: current maturities of non-recourse debt	(127)	(48)
	$752	$920
____________

(1)	Excludes the non-recourse debt of our VIE that issued the Securitized Timeshare Debt, as this is presented separately.

Timeshare Facility

In May 2013, we entered into a receivables loan agreement that is secured by certain of our timeshare financing receivables. See Note 7: "Financing Receivables" for further discussion. As of December 31, 2013, under the terms of the loan agreement we were permitted to borrow up to a maximum amount of approximately $450 million based on the amount and credit quality characteristics of the timeshare financing receivables securing the loan. In September 2014, we reduced our total borrowing capacity, as permitted by the loan agreement from $450 million to $300 million.

The loan agreement allowed for us to borrow up to the maximum amount until May 2015, and all amounts borrowed must be repaid by May 2016. In December 2014, we extended the commitment term from May 2015 to December 2016, the final maturity from May 2016 to December 2017 and reduced the interest rate spread by 25 basis points from 1.25 percent to 1.00 percent.

We are required to deposit payments received from customers on the pledged timeshare financing receivables into a depository account maintained by a third party. On a monthly basis, the depository account will first be utilized to make required interest and other payments due under the receivables loan agreement. After payment of all amounts due under the receivables loan agreement, any remaining amounts will be remitted to us for use in our operations. The balance in the depository account, totaling $5 million and $12 million as of December 31, 2014 and 2013, respectively, was included in restricted cash and cash equivalents in our consolidated balance sheets.

Securitized Timeshare Debt

In June 2014, we issued approximately $304 million of 1.77 percent notes and $46 million of 2.07 percent notes due November 2026. In August 2013, we issued approximately $250 million of 2.28 percent notes due January 2026. The Securitized Timeshare Debt is backed by a pledge of assets, consisting primarily of a pool of timeshare financing receivables secured by first mortgages or deeds of trust on timeshare interests. The Securitized Timeshare Debt is a non-recourse obligation and is payable solely from the pool of timeshare financing receivables pledged as collateral to the debt and related assets. A majority of the proceeds from the asset-backed notes were used to reduce the outstanding balance on our Timeshare Facility.

We are required to deposit payments received from customers on the securitized timeshare financing receivables into a depository account maintained by a third party. On a monthly basis, the depository account will first be utilized to make required principal, interest and other payments due with respect to the Securitized Timeshare Debt. After payment of all amounts due with respect to the Securitized Timeshare Debt, any remaining amounts will be remitted to us for use in our operations. The balance in the depository account, totaling $20 million and $8 million as of December 31, 2014 and 2013, respectively, was included in restricted cash and cash equivalents in our consolidated balance sheets.

Debt Maturities

The contractual maturities of our long-term debt and non-recourse debt as of December 31, 2014 were as follows:

Year	(in millions)
2015	$136
2016	238
2017	355
2018(1)	4,083
2019	59
Thereafter	6,842
$11,713
____________

(1)	The CMBS Loan has three one-year extensions solely at our option that effectively extend maturity to November 1, 2018. We have assumed all extensions for purposes of calculating maturity dates.

Note 14: Deferred Revenues

Deferred revenues were as follows:

	December 31,
	2014	2013
	(in millions)
Hilton HHonors points sales	$429	$597
Other	66	77
	$495	$674

Hilton HHonors Points Sales

In October 2013, we sold Hilton HHonors points to American Express Travel Related Services Company, Inc. ("Amex"), and Citibank, N.A. ("Citi"), for $400 million and $250 million, respectively, in cash. Amex and Citi and their respective designees (collectively, the "co-branded card issuers") may use the points in connection with Hilton HHonors co-branded credit cards and for promotions, rewards and incentive programs or certain other activities as they may establish or engage in from time to time. Upon receipt of the cash, we recognized deferred revenues of $650 million in our consolidated balance sheet, which is reduced as the co-branded card issuers use the points for these activities. We recognize revenue as the points are issued by the co-branded issuers to their members.

Other

Other deferred revenues are primarily related to our timeshare business and hotel operations.

Note 15: Other Liabilities

Other long-term liabilities were as follows:

	December 31,
	2014	2013
	(in millions)
Program surplus	$383	$314
Pension obligations	204	138
Other long-term tax liabilities	273	344
Deferred employee compensation and benefits	103	147
Self-insurance reserves	83	81
Guarantee liability	37	51
Other	85	74
	$1,168	$1,149

Program surplus represents obligations to operate our marketing, sales and brand programs on behalf of our hotel owners. Guarantee liability is related to obligations under our outstanding performance guarantees. Our obligations related to the self-insurance claims are expected to be satisfied, on average, over the next three years.

Note 16: Derivative Instruments and Hedging Activities

During the years ended December 31, 2014, 2013 and 2012, derivatives were used to hedge the interest rate risk associated with variable-rate debt. Under the terms of the CMBS Loan and Waldorf Astoria Loan entered into in connection with the Debt Refinancing, we are required to hedge interest rate risk using derivative instruments. Additionally, under the terms of the Secured Debt, we were required to hedge interest rate risk using derivative instruments with an aggregate notional amount equal to the principal amount of the Secured Debt.

During the year ended December 31, 2014, derivatives were also used to hedge foreign exchange risk associated with certain foreign currency denominated cash balances.

Cash Flow Hedges

As of December 31, 2014, we held four interest rate swaps with an aggregate notional amount of $1.45 billion, which swap three-month LIBOR on the Term Loans to a fixed rate of 1.87 percent and expire in October 2018. We elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

Non-designated Hedges

As of December 31, 2014, we held nine short-term foreign exchange forward contracts in the notional amount of $28 million to offset exposure to fluctuations in our foreign currency denominated cash balances. We elected not to designate these foreign exchange forward contracts as hedging instruments.

As of December 31, 2014, we held one interest rate cap in the notional amount of $875 million, for the variable-rate component of the CMBS Loan, which expires in November 2015 and caps one-month LIBOR at 6.0 percent. We also held one interest rate cap in the notional amount of $525 million that expires in November 2015 and caps one-month LIBOR on the Waldorf Astoria Loan at 4.0 percent. We elected not to designate either of these interest rate caps as hedging instruments.

Fair Value of Derivative Instruments

The effects of our derivative instruments on our consolidated balance sheets were as follows:

	December 31, 2014		December 31, 2013
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
		(in millions)		(in millions)
Cash Flow Hedges
Interest rate swaps	Other liabilities	$4	Other assets	$10

Non-designated Hedges
Interest rate caps(1)	Other assets	—	Other assets	—
Forward contracts(1)	Other assets / Accounts payable, accrued expenses and other	—	N/A	N/A
____________

(1)	The fair values of our interest rate caps and forward contracts were immaterial as of December 31, 2014 and 2013.

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our consolidated statements of operations and consolidated statements of comprehensive income (loss) before any effect for income taxes were as follows:

		Amount of Gain (Loss) Recognized in Income
	Classification of Gain (Loss) Recognized	2014	2013	2012
		(in millions)
Cash Flow Hedges
Interest rate swaps(1)	Other comprehensive income (loss)	$(14)	$10	N/A

Non-designated Hedges
Interest rate caps(2)	Other gain, net	—	—	$(1)
Forward contracts	Gain (loss) on foreign currency transactions	1	N/A	N/A
____________

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the years ended December 31, 2014 and 2013.

(2)	An immaterial loss was recorded during the year ended December 31, 2013.

Note 17: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities, which included related current portions, were as follows:

	December 31, 2014
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$326	$—	$326	$—
Restricted cash equivalents	38	—	38	—
Timeshare financing receivables	1,024	—	—	1,021
Liabilities:
Long-term debt(1)	10,741	1,630	—	9,207
Non-recourse debt(2)	631	—	—	626
Interest rate swaps	4	—	4	—

	December 31, 2013
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$309	$—	$309	$—
Restricted cash equivalents	107	—	107	—
Timeshare financing receivables	994	—	—	996
Interest rate swaps	10	—	10	—
Liabilities:
Long-term debt(1)	11,682	57	1,560	10,358
Non-recourse debt(2)	672	—	—	670
____________

(1)	Excludes capital lease obligations with a carrying value of $72 million and $73 million as of December 31, 2014 and 2013, respectively.

(2)
Excludes capital lease obligations of consolidated VIEs with a carrying value of $216 million and $255 million as of December 31, 2014 and 2013, respectively and non-recourse debt of consolidated VIEs with a carrying value of $32 million and $41 million as of December 31, 2014 and 2013, respectively.

We believe the carrying amounts of our other financial assets and liabilities approximated fair value as of December 31, 2014 and 2013. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

Cash equivalents and restricted cash equivalents primarily consisted of short-term interest-bearing money market funds with maturities of less than 90 days, time deposits and commercial paper. The estimated fair values were based on available market pricing information of similar financial instruments.

The estimated fair values of our timeshare financing receivables were based on the expected future cash flows discounted at risk-adjusted rates. The primary sensitivity in these estimates is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value. An increase in the discount rate would result in a decrease in the fair values.

We measure our interest rate swaps at fair value, which were estimated using an income approach. The primary inputs into our fair value estimate include interest rates and yield curves based on observable market inputs of similar instruments.

The estimated fair values of our Level 1 long-term debt were based on prices in active debt markets. The estimated fair values of our Level 2 long-term debt were based on prices in non-active debt markets. The estimated fair values of our Level 3 fixed-rate long-term debt and certain of our Level 3 variable-rate long-term debt were estimated based on the expected future cash flows discounted at risk-adjusted rates. The primary sensitivity in these estimates is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value. An increase in the discount rate would result in a decrease in the fair values. The carrying amounts of certain of our Level 3 variable-rate long-term debt and non-recourse debt approximated fair value as the interest rates under the loan agreements approximated current market rates. The estimated fair values of our Level 3 fixed-rate non-recourse debt were primarily based on indicative quotes received for similar issuances.

As a result of our acquisition of the remaining ownership interest in certain equity method investments, which occurred during the year ended December 31, 2014, we measured financial and nonfinancial assets at fair value on a nonrecurring basis (see Note 3: "Acquisitions"), as follows:

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

No financial or nonfinancial assets were measured at fair value on a nonrecurring basis as of or for the year ended December 31, 2013.

Note 18: Leases

We lease hotel properties, land, equipment and corporate office space under operating and capital leases. As of December 31, 2014 and 2013, we leased 70 hotels under operating leases and six and five hotels under capital leases. As of December 31, 2014 and 2013, two of these capital leases were liabilities of VIEs that we consolidated and were non-recourse to us. Our leases expire at various dates from 2015 through 2196, with varying renewal options, and the majority expire before 2026.

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

The future minimum rent payments, under non-cancelable leases, due in each of the next five years and thereafter as of December 31, 2014, were as follows:

	Operating Leases	Capital Leases	Non-Recourse Capital Leases
Year	(in millions)
2015	$263	$15	$23
2016	253	6	23
2017	240	6	23
2018	234	6	23
2019	223	6	23
Thereafter	1,894	142	216
Total minimum rent payments	$3,107	181	331
Less: amount representing interest		(109)	(115)
Present value of net minimum rent payments		$72	$216

Rent expense for all operating leases was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Minimum rentals	$293	$271	$286
Contingent rentals	146	148	161
	$439	$419	$447

Note 19: Income Taxes

Our tax provision (benefit) includes federal, state and foreign income taxes payable. The domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
U.S. income before tax	$937	$502	$435
Foreign income before tax	210	196	138
Income before income taxes	$1,147	$698	$573

The components of our provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Current:
Federal	$323	$94	$71
State	28	15	13
Foreign	100	64	57
Total current	451	173	141
Deferred:
Federal	8	160	63
State	10	4	2
Foreign	(4)	(99)	8
Total deferred	14	65	73
Total provision for income taxes	$465	$238	$214

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

Reconciliations of our tax provision at the U.S. statutory rate to the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Statutory U.S. federal income tax provision	$402	$244	$201
State income taxes, net of U.S. federal tax benefit	35	31	10
Foreign income tax expense	56	74	18
Foreign losses not subject to U.S. tax	(7)	(24)	(24)
Tax credits	(77)	(67)	(67)
Change in deferred tax asset valuation allowance	14	(121)	56
Change in basis difference in foreign subsidiaries	10	24	18
Provision for uncertain tax positions	5	(19)	(2)
Non-deductible equity based compensation	11	94	—
Other, net	16	2	4
Provision for income taxes	$465	$238	$214

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The composition of net deferred tax balances were as follows:

	December 31,
	2014	2013
	(in millions)
Deferred income tax assets - current	$20	$23
Deferred income tax assets - non-current	155	193
Deferred income tax liabilities - non-current	(5,216)	(5,053)
Net deferred taxes	$(5,041)	$(4,837)

The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax asset (liability) were as follows:

	December 31,
	2014	2013
	(in millions)
Deferred tax assets:
Foreign tax credits	$2	$20
Net operating loss carryforwards	525	573
Compensation	227	187
Deferred transaction costs	14	15
Investments	34	56
Other reserves	93	90
Capital lease obligations	115	133
Self-insurance reserves	54	51
Program surplus	70	42
Other	25	108
Total gross deferred tax assets	1,159	1,275
Less: valuation allowance	(498)	(503)
Deferred tax assets	$661	$772

Deferred tax liabilities:
Property and equipment	$(2,195)	$(2,075)
Brands	(1,895)	(1,910)
Amortizable intangible assets	(526)	(616)
Unrealized foreign currency gains	(407)	(279)
Investment in foreign subsidiaries	(81)	(81)
Deferred income	(598)	(648)
Deferred tax liabilities	(5,702)	(5,609)
Net deferred taxes	$(5,041)	$(4,837)

As of December 31, 2014, we had state and foreign net operating loss carryforwards of $536 million and $1.8 billion, respectively, which resulted in deferred tax assets of $27 million for state jurisdictions and $498 million for foreign jurisdictions. Approximately $43 million of our deferred tax assets as of December 31, 2014 related to net operating loss carryforwards that will expire between 2015 and 2034 with less than $1 million of that amount expiring in 2015. Approximately $482 million of our deferred tax assets as of December 31, 2014 resulted from net operating loss carryforwards that are not subject to expiration. We believe that it is more likely than not that the benefit from certain state and foreign net operating loss carryforwards will not be realized. In recognition of this assessment, we provided a valuation allowance of $3 million and $434 million as of December 31, 2014 on the deferred tax assets relating to these state and foreign net operating loss carryforwards, respectively. Our valuation allowance decreased $5 million during the year ended December 31, 2014.

We classify reserves for tax uncertainties within current income taxes payable and other long-term liabilities in our consolidated balance sheets. Reconciliations of the beginning and ending amount of unrecognized tax benefits were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Balance at beginning of year	$435	$469	$436
Additions for tax positions related to the prior year	25	1	71
Additions for tax positions related to the current year	10	5	5
Reductions for tax positions for prior years	(63)	(2)	(23)
Settlements	(1)	(35)	(14)
Lapse of statute of limitations	(2)	(2)	(6)
Currency translation adjustment	(3)	(1)	—
Balance at end of year	$401	$435	$469

The changes to our unrecognized tax benefits during the years ended December 31, 2014 and 2013 were primarily the result of items identified, resolved, and settled as part of our ongoing U.S. federal audit. We recognize interest and penalties accrued related to uncertain tax positions in income tax expense. As of December 31, 2014 and 2013, we had accrued approximately $22 million and $45 million, respectively, for the payment of interest and penalties. We accrued approximately $8 million, $4 million, and $8 million during the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, interest decreased by $31 million during the year ended December 31, 2014 primarily as a result of the effective settlement of certain unrecognized tax benefits related to the 2006 and October 2007 Internal Revenue Service ("IRS") examination. Included in the balance of uncertain tax positions as of December 31, 2014 and 2013 were $367 million and $340 million, respectively, associated with positions that if favorably resolved would provide a benefit to our effective tax rate. As a result of the expected resolution of examination issues with federal, state, and foreign tax authorities, we believe it is reasonably possible that during the next 12 months the amount of unrecognized tax benefits will decrease up to $23 million.

We file income tax returns, including returns for our subsidiaries, with federal, state and foreign jurisdictions. We are under regular and recurring audit by the IRS on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. We are no longer subject to U.S. federal income tax examination for years through 2004. As of December 31, 2014, we remain subject to federal examinations from 2005-2013, state examinations from 1999-2013 and foreign examinations of our income tax returns for the years 1996 through 2013.

In April 2014, we received 30-day Letters from the IRS and the Revenue Agents Report ("RAR") for the 2006 and October 2007 tax years. We disagreed with several of the proposed adjustments in the RAR, filed a formal appeals protest with the IRS and did not make any tax payments related to this audit. The issues being protested in appeals relate to assertions by the IRS that: (1) certain foreign currency-denominated, intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries; (2) in calculating the amount of U.S. taxable income resulting from our Hilton HHonors guest loyalty program, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed; and (3) certain foreign-currency denominated loans issued by one of our Luxembourg subsidiaries whose functional currency is USD, should instead be treated as issued by one of our Belgian subsidiaries whose functional currency is the Euro, and thus foreign currency gains and losses with respect to such loans should have been measured in Euros, instead of USD. In total, the proposed adjustments sought by the IRS would result in additional U.S. federal tax owed of approximately $696 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to our Hilton HHonors guest loyalty program would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. We plan to pursue all available administrative remedies, and if we are not able to resolve these matters administratively, we plan to pursue judicial remedies. Accordingly, as of December 31, 2014, no accrual has been made for these amounts. Additionally, during 2014, the IRS commenced its audit of tax years December 2007 through 2010.

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

We also have multiple employee benefit plans that cover many of our international employees. These include a plan that covers workers in the United Kingdom (the "U.K. Plan") which was frozen to further service accruals on November 30, 2013, and a number of smaller plans that cover workers in various countries around the world (the "International Plans"). The annual measurement date for all of these plans is December 31.

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

The following table presents the projected benefit obligation, fair value of plan assets, the funded status and the accumulated benefit obligation for the Domestic Plan, the U.K. Plan and the International Plans:

	Domestic Plan		U.K. Plan		International Plans
	2014	2013	2014	2013	2014	2013
	(in millions)
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$424	$491	$380	$365	$112	$125
Service cost	—	—	1	5	2	3
Interest cost	17	18	17	16	4	4
Employee contributions	—	—	—	2	—	—
Actuarial loss (gain)	51	(51)	55	(3)	13	(6)
Settlements and curtailments	(25)	—	—	—	(1)	(2)
Effect of foreign exchange rates	—	—	(25)	8	(8)	(4)
Benefits paid	(42)	(45)	(13)	(13)	(7)	(8)
Other(1)	—	11	—	—	—	—
Benefit obligation at end of year	$425	$424	$415	$380	$115	$112

Change in Plan Assets:
Fair value of plan assets at beginning of year	$320	$273	$385	$363	$87	$85
Actual return on plan assets, net of expenses	20	32	41	20	5	9
Employer contribution	10	40	1	5	6	6
Employee contributions	—	—	—	2	—	—
Effect of foreign exchange rates	—	—	(24)	8	(5)	(4)
Benefits paid	(42)	(45)	(13)	(13)	(7)	(7)
Settlements	(25)	—	—	—	(1)	(2)
Other(1)	—	20	—	—	—	—
Fair value of plan assets at end of year	283	320	390	385	85	87
Funded status at end of year (overfunded/ (underfunded))	(142)	(104)	(25)	5	(30)	(25)
Accumulated benefit obligation	$425	$424	$415	$380	$115	$112
____________

(1)	Includes projected benefit obligations of $11 million and plan assets of $20 million related to certain employees of former Hilton affiliates that were assumed during the year ended December 31, 2013.

Amounts recognized in the consolidated balance sheets consisted of:

	Domestic Plan		U.K. Plan		International Plans
	2014	2013	2014	2013	2014	2013
	(in millions)
Other assets	$1	$2	$—	$8	$6	$5
Accounts payable, accrued expenses and other	—	—	—	—	—	(1)
Other liabilities	(143)	(106)	(25)	(3)	(36)	(29)
Net amount recognized	$(142)	$(104)	$(25)	$5	$(30)	$(25)

Amounts recognized in accumulated other comprehensive loss consisted of:

	Domestic Plan			U.K. Plan			International Plans
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	(in millions)
Net actuarial loss (gain)	$42	$(67)	$29	$33	$—	$17	$10	$(12)	$9
Prior service cost (credit)	(4)	(12)	(4)	—	3	16	—	—	—
Amortization of net loss (gain)	(7)	(3)	1	(1)	(4)	(3)	(1)	(2)	(1)
Net amount recognized	$31	$(82)	$26	$32	$(1)	$30	$9	$(14)	$8

The estimated unrecognized net losses and prior service cost (credit) that will be amortized into net periodic pension cost over the next fiscal year were as follows:

	Domestic Plan			U.K. Plan			International Plans
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	(in millions)
Unrecognized net losses	$3	$1	$4	$2	$1	$4	$1	$1	$1
Unrecognized prior service cost (credit)	4	4	4	—	—	(3)	—	—	—
Amount unrecognized	$7	$5	$8	$2	$1	$1	$1	$1	$1

The net periodic pension cost was as follows:

	Domestic Plan			U.K. Plan			International Plans
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	(in millions)
Service cost	$7	$4	$—	$1	$5	$5	$2	$4	$4
Interest cost	17	17	21	17	17	16	4	4	5
Expected return on plan assets	(18)	(18)	(17)	(24)	(23)	(21)	(4)	(4)	(4)
Amortization of prior service cost (credit)	4	4	4	—	(3)	(16)	—	—	—
Amortization of net loss (gain)	1	3	(1)	1	4	3	1	1	1
Settlement losses	5	—	—	—	—	—	1	—	—
Net periodic pension cost (credit)	$16	$10	$7	$(5)	$—	$(13)	$4	$5	$6

The weighted-average assumptions used to determine benefit obligations were as follows:

	Domestic Plan		U.K. Plan		International Plans
	2014	2013	2014	2013	2014	2013
Discount rate	3.9%	4.7%	3.8%	4.7%	3.3%	4.3%
Salary inflation	N/A	N/A	N/A	1.9%	2.2%	2.3%
Pension inflation	N/A	N/A	N/A	3.0%	1.8%	1.9%

The weighted-average assumptions used to determine net periodic pension cost (credit) were as follows:

	Domestic Plan			U.K. Plan			International Plans
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.7%	3.9%	4.9%	4.7%	4.7%	5.0%	4.3%	3.8%	4.6%
Expected return on plan assets	7.5%	7.5%	6.8%	6.5%	6.5%	6.5%	6.0%	6.3%	6.2%
Salary inflation	N/A	N/A	N/A	N/A	1.9%	1.7%	2.3%	2.2%	2.8%
Pension inflation	N/A	N/A	N/A	N/A	2.8%	2.9%	1.9%	2.0%	1.8%

The investment objectives for the various plans are preservation of capital, current income and long-term growth of capital. All plan assets are managed by outside investment managers and do not include investments in Company stock. Asset allocations are reviewed periodically.

Expected long-term returns on plan assets are determined using historical performance for debt and equity securities held by our plans, actual performance of plan assets and current and expected market conditions. Expected returns are formulated based on the target asset allocation. The target asset allocation for the Domestic Plan as a percentage of total plan assets as of December 31, 2014 and 2013 was 60 percent, in funds that invest in equity securities, and 40 percent, in funds that invest in debt securities. The U.K. Plan and International Plans target asset allocation as a percentage of total plan assets, as of December 31, 2014 and 2013, was 65 percent in funds that invest in equity and debt securities and 35 percent in bond funds.

The following table presents the fair value hierarchy of total plan assets measured at fair value by asset category. The fair value of Level 2 assets were based on available market pricing information of similar financial instruments. There were no Level 3 assets as of December 31, 2014 and 2013.

	December 31, 2014
	Domestic Plan		U.K. Plan		International Plans
	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2
	(in millions)
Cash and cash equivalents	$—	$—	$—	$—	$9	$—
Equity funds	65	—	—	—	5	9
Debt securities	8	86	—	—	—	—
Bond funds	—	—	—	—	—	15
Common collective trusts	—	124	—	390	—	46
Other	—	—	—	—	—	1
Total	$73	$210	$—	$390	$14	$71

	December 31, 2013
	Domestic Plan		U.K. Plan		International Plans
	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2
	(in millions)
Cash and cash equivalents	$—	$—	$—	$—	$10	$—
Equity funds	70	—	—	—	5	9
Debt securities	10	97	—	—	—	—
Bond funds	—	—	—	—	—	16
Real estate funds	—	—	—	—	—	1
Common collective trusts	—	143	—	385	—	45
Other	—	—	—	—	—	1
Total	$80	$240	$—	$385	$15	$72
We expect to contribute approximately $27 million, $13 million and $6 million to the Domestic Plan, the U.K. Plan and the International Plans, respectively, in 2015.

As of December 31, 2014, the benefits expected to be paid in the next five years and in the aggregate for the five years thereafter were as follows:

	Domestic Plan	U.K. Plan	International Plans
Year	(in millions)
2015	$32	$13	$14
2016	27	13	6
2017	26	13	5
2018	26	13	5
2019	26	14	5
2020-2024	130	72	27
	$267	$138	$62

Domestic Plan

As of January 1, 2007, the frozen Domestic Plan and plans maintained for certain domestic hotels currently or formerly managed by us were merged into a multiple employer plan. As of December 31, 2014, the multiple employer plan had combined assets of $307 million and a projected benefit obligation of $451 million.

In 2011, a class action lawsuit against Hilton and the Domestic Plan claiming that the Domestic Plan did not calculate benefit obligations in accordance with the terms of the plan nor were vesting rules followed in accordance with the plan resulted in an increase in our minimum pension obligation and an equal increase to other comprehensive loss as an adjustment of the pension liability. The other comprehensive loss is amortized as prior service cost over the remaining life expectancy of the plan participants as additional pension expense.

In November 2013, we adopted an amendment to the plan relating to the lawsuit, which required us to make a contribution of $31 million at that time, to comply with minimum legal funding obligations of the Domestic Plan. We commenced benefit payments under the new plan document in 2014, in accordance with the requirements of the court order.

In February 2012, we were required to post bond of $76 million under the litigation to support potential future plan contributions. We were required by our insurers to fund this bond with full cash collateral, which is classified as restricted cash and cash equivalents. In November 2014, $57 million of the cash collateral was returned to us based on a reduction of the requirements of our insurer. In February 2015, the bond was ordered to be released, and we expect to receive the remaining cash collateral in the first quarter of 2015.

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

Other Benefit Plans

We also have plans covering qualifying employees and non-officer directors (the "Supplemental Plans"). Benefits for the Supplemental Plans are based upon years of service and compensation. Since December 31, 1996, employees and non-officer directors have not accrued additional benefits under the Supplemental Plans. These plans are self-funded by us and, therefore, have no plan assets isolated to pay benefits due to employees. As of December 31, 2014 and 2013, these plans had benefit obligations of $13 million and $14 million, respectively, which were fully accrued in our consolidated balance sheets. Expense incurred under the Supplemental Plans for the years ended December 31, 2014, 2013 and 2012 were less than $1 million in each period.

We have various employee defined contribution investment plans whereby we contribute matching percentages of employee contributions. The aggregate expense under these plans totaled $23 million, $20 million and $18 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Multi-Employer Pension Plans

Certain employees are covered by union sponsored multi-employer pension plans pursuant to agreements between us and various unions. Our participation in these plans is outlined in the table below:

		Pension Protection Act Zone Status		Contributions
Pension Fund	EIN/ Pension Plan Number	2014	2013	2014	2013	2012
				(in millions)
New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund	13-1764242	Pending	Yellow	$14	$14	$13
Other plans				11	12	11
Total contributions				$25	$26	$24

Eligible employees at our owned hotels in New York City participate in the New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund ("New York Pension Fund"). Our contributions are based on a percentage of all union employee wages as dictated by the collective bargaining agreement that expires on June 30, 2024. Our contributions exceeded 5 percent of the total contributions to the New York Pension Fund in 2013, as indicated in the New York Pension Fund's Annual Return/Report of Employee Benefit Plan on IRS Form 5500 for the year ended December 31, 2013. The New York Pension Fund has implemented a funding improvement plan, and we have not paid a surcharge.

Note 21: Share-Based Compensation

Stock Plan

We recorded share-based compensation expense for awards granted under the Stock Plan of $90 million during the year ended December 31, 2014, which includes amounts reimbursed by hotel owners. Compensation expense under the Stock Plan for the year ended December 31, 2013 was less than $1 million. The total tax benefit recognized related to this compensation expense was $34 million for the year ended December 31, 2014. As of December 31, 2014, we accrued $12 million in accounts payable, accrued expenses and other in our consolidated balance sheet for certain awards settled in cash.

As of December 31, 2014, unrecognized compensation costs for unvested awards was approximately $98 million, which is expected to be recognized over a weighted-average period of 1.8 years on a straight-line basis. There were 72,686,932 shares of common stock available for future issuance under the Stock Plan as of December 31, 2014.

Restricted Stock Units

The following table summarizes the activity of our RSUs during year ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2013	19,500	$20.00
Granted	5,650,362	21.53
Vested	(8,666)	20.38
Forfeited	(384,279)	21.53
Outstanding as of December 31, 2014	5,276,917	21.53

Stock Options

The following table summarizes the activity of our options during year ended December 31, 2014:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2013	—	$—
Granted	1,003,591	21.53
Exercised	—	—
Forfeited, canceled or expired	(17,463)	21.53
Outstanding as of December 31, 2014	986,128	21.53
Exercisable as of December 31, 2014	—	—

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

(2)	At the date of grant we had no plans to pay dividends during the expected term of these options.

(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.

(4)	Estimated using the average of the vesting periods and the contractual term of the options.

Performance Shares

The following table summarizes the activity of our performance shares during year ended December 31, 2014:

	Relative Shareholder Return		EBITDA CAGR
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2013	—	$—	—	$—
Granted	529,984	23.56	529,984	21.53
Vested	—	—	—	—
Forfeited	(9,222)	23.56	(9,222)	21.53
Outstanding as of December 31, 2014	520,762	23.56	520,762	21.53

The grant date fair value of each of the performance shares based on relative shareholder return was determined using a Monte Carlo simulation valuation model with the following assumptions:

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

(2)	At the date of grant we had no plans to pay dividends during the expected term of these performance shares.

(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.

(4)	Midpoint of the 30-calendar day period preceding the end of the performance period.

We determined that the performance condition for the shares based on EBITDA CAGR is probable of achievement and as of December 31, 2014, we recognized compensation expense at 150 percent of the target amount.

Promote Plan

Prior to December 11, 2013, certain members of our senior management team participated in an executive compensation plan ("the Promote Plan"). The Promote Plan provided for the grant of a Tier I liability award and a Tier II equity award. As the vesting of a portion of the Tier I liability awards and all of the Tier II equity awards were previously subject to the achievement of a performance condition in the form of a liquidity event that was not probable, no expense was recognized related to these awards prior to their modification on December 11, 2013.

On December 11, 2013, in connection with our IPO, the Tier I liability awards of $52 million that remained outstanding became fully vested and were paid within 30 days. Additionally, the Tier II equity awards that remained outstanding were exchanged for restricted shares of common stock of equivalent economic value that vest as follows: (i) 40 percent of each award vested on December 11, 2013, the pricing date of our IPO; (ii) 40 percent of each award vested on December 11, 2014, the first anniversary of the pricing date of our IPO, contingent upon continued employment through that date; and (iii) 20 percent of each award will vest on the date that our Sponsor and its affiliates cease to own 50 percent or more of the shares of the Company, contingent upon continued employment through that date. We recorded incremental share-based compensation expense of $306 million during the year ended December 31, 2013 as a result of this modification.

During 2014, the vesting conditions of these restricted shares of common stock were modified to accelerate vesting for six participants. As a result of these modifications, we recorded total incremental compensation expense of $8 million during the year ended December 31, 2014.

The following table summarizes our common stock activity related to the Promote Plan during year ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance as of December 31, 2013	11,195,778	$20.00
Granted	—	—
Vested	(7,749,966)	20.24
Forfeited	—	—
Balance as of December 31, 2014	3,445,812	20.00

Total cash payments under the Promote Plan during the years ended December 31, 2014, 2013 and 2012 were $4 million, $65 million and $95 million, respectively.

We recorded total compensation expense under the Promote Plan of $32 million, $313 million and $50 million during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, unrecognized compensation expense related to the Promote Plan was $66 million and is subject to the achievement of a performance condition in the form of a liquidity event that was not probable.

Cash-based Long-term Incentive Plan

In February 2014, we terminated a cash-based, long-term incentive plan and reversed the associated accruals resulting in a reduction of compensation expense of approximately $25 million for the year ended December 31, 2014.

Note 22 : Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	December 31,
	2014	2013	2012
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$673	$415	$352
Denominator:
Weighted average shares outstanding	985	923	921
Basic EPS	$0.68	$0.45	$0.38

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$673	$415	$352
Denominator:
Weighted average shares outstanding(1)	986	923	921
Diluted EPS	$0.68	$0.45	$0.38
____________

(1)	Includes the 19,500 RSUs granted on December 11, 2013 under the 2013 Director Grant.

Approximately 1 million share-based awards were excluded from the computation of diluted EPS for the year ended December 31, 2014 because their effect would have been anti-dilutive under the treasury stock method.

Note 23: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2011	$(336)	$(153)	$—	$(489)

Other comprehensive income (loss) before reclassifications	124	(35)	—	89
Amounts reclassified from accumulated other comprehensive loss	—	(6)	—	(6)
Net current period other comprehensive income (loss)	124	(41)	—	83

Balance as of December 31, 2012	(212)	(194)	—	(406)

Other comprehensive income before reclassifications	67	54	6	127
Amounts reclassified from accumulated other comprehensive loss	9	6	—	15
Net current period other comprehensive income	76	60	6	142

Balance as of December 31, 2013	(136)	(134)	6	(264)

Other comprehensive loss before reclassifications	(299)	(49)	(9)	(357)
Amounts reclassified from accumulated other comprehensive loss	(5)	4	—	(1)
Net current period other comprehensive loss	(304)	(45)	(9)	(358)

Equity contribution to consolidated variable interest entities	(6)	—	—	(6)

Balance as of December 31, 2014	$(446)	$(179)	$(3)	$(628)
____________

(1)	Includes net investment hedges.

The following table presents additional information about reclassifications out of accumulated other comprehensive loss:

	Year Ended December 31,
	2014	2013
	(in millions)
Currency translation adjustment:
Sale and liquidation of foreign assets(1)	$3	$(15)
Gains on net investment hedges (2)	2	1
Tax benefit(3)(4)	—	5
Total currency translation adjustment reclassifications for the period, net of taxes	5	(9)

Pension liability adjustment:
Amortization of prior service cost(5)	(4)	(1)
Amortization of net loss(5)	(3)	(8)
Tax benefit(3)	3	3
Total pension liability adjustment reclassifications for the period, net of taxes	(4)	(6)

Total reclassifications for the period, net of tax	$1	$(15)
____________

(1)
Reclassified out of accumulated other comprehensive loss to other gain, net in the consolidated statement of operations. Amounts in parentheses indicate a loss in our consolidated statement of operations.

(2)	Reclassified out of accumulated other comprehensive loss to gain (loss) on foreign currency transactions in our consolidated statement of operations.

(3)	Reclassified out of accumulated other comprehensive loss to income tax expense in our consolidated statement of operations.

(4)	The tax benefit was less than $1 million for the year ended December 31, 2014.

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

The ownership segment includes all hotels that we wholly own or lease, as well as consolidated non-wholly owned entities and consolidated VIEs. As of December 31, 2014, this segment included 121 wholly owned and leased hotels and resorts, three non-wholly owned hotel properties and three hotels of consolidated VIEs. While we do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment revenues, we manage these investments in our ownership segment. Our unconsolidated affiliates are primarily investments in entities that owned or leased 16 hotels and one condominium management company as of December 31, 2014.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us under one of our proprietary brand names in our brand portfolio. As of December 31, 2014, this segment included 526 managed hotels and 3,608 franchised hotels. This segment also earns fees for managing properties in our ownership segment.

The timeshare segment includes the development of vacation ownership clubs and resorts, marketing and selling of timeshare intervals, providing timeshare customer financing and resort operations. This segment also provides assistance to third-party developers in selling their timeshare inventory. As of December 31, 2014, this segment included 44 timeshare properties.

Corporate and other represents revenues and related operating expenses generated by the incidental support of hotel operations for owned, leased, managed and franchised hotels and other rental income, as well as corporate assets and related expenditures.

The performance of our operating segments is evaluated primarily based on Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, further adjusted to exclude certain items, including gains, losses and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses; (v) furniture, fixtures and equipment ("FF&E") replacement reserves required under certain lease agreements; (vi) reorganization costs; (vii) share-based and certain other compensation expenses prior to and in connection with the IPO; (viii) severance, relocation and other expenses; and (ix) other items.

The following table presents revenues and Adjusted EBITDA for our reportable segments, reconciled to consolidated amounts:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Revenues:
Ownership(1)(2)	$4,271	$4,075	$4,006
Management and franchise(3)	1,468	1,271	1,180
Timeshare	1,171	1,109	1,085
Segment revenues	6,910	6,455	6,271
Other revenues from managed and franchised properties	3,691	3,405	3,124
Other revenues(4)	99	69	66
Intersegment fees elimination(1)(2)(3)(4)	(198)	(194)	(185)
Total revenues	$10,502	$9,735	$9,276

Adjusted EBITDA:
Ownership(1)(2)(3)(4)(5)	$999	$926	$793
Management and franchise(3)	1,468	1,271	1,180
Timeshare(1)(3)	334	297	252
Corporate and other(2)(4)	(293)	(284)	(269)
Adjusted EBITDA	$2,508	$2,210	$1,956
____________

(1)
Includes charges to timeshare operations for rental fees and fees for other amenities, which were eliminated in our consolidated financial statements. These charges totaled $28 million, $26 million and $24 million for the years ended December 31, 2014, 2013 and 2012, respectively. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the ownership segment and a cost to timeshare Adjusted EBITDA.

(2)	Includes various other intercompany charges of $4 million, $3 million and $3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)
Includes management, royalty and intellectual property fees of $113 million, $100 million and $96 million for the years ended December 31, 2014, 2013 and 2012, respectively. These fees are charged to consolidated owned and leased properties and were eliminated in our consolidated financial statements. Also includes a licensing fee of $44 million, $56 million and $52 million for the years ended December 31, 2014, 2013 and 2012, respectively, which is charged to our timeshare segment by our management and franchise segment and was eliminated in our consolidated financial statements. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the management and franchise segment and a cost to ownership Adjusted EBITDA and timeshare Adjusted EBITDA.

(4)
Includes charges to consolidated owned and leased properties for services provided by our wholly owned laundry business of $9 million, $9 million and $10 million for the years ended December 31, 2014, 2013 and 2012, respectively. These charges were eliminated in our consolidated financial statements.

(5)	Includes unconsolidated affiliate Adjusted EBITDA.

The table below provides a reconciliation of Adjusted EBITDA to EBITDA and EBITDA to net income attributable to Hilton stockholders:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Adjusted EBITDA	$2,508	$2,210	$1,956
Net income attributable to noncontrolling interests	(9)	(45)	(7)
Gain (loss) on foreign currency transactions	26	(45)	23
FF&E replacement reserve	(46)	(46)	(68)
Share-based compensation expense	(32)	(313)	(50)
Impairment losses	—	—	(54)
Impairment losses included in equity in earnings (losses) from unconsolidated affiliates	—	—	(19)
Gain on debt extinguishment	—	229	—
Other gain, net	37	7	15
Other adjustment items	(63)	(76)	(64)
EBITDA	2,421	1,921	1,732
Interest expense	(618)	(620)	(569)
Interest expense included in equity in earnings (losses) from unconsolidated affiliates	(10)	(13)	(13)
Income tax expense	(465)	(238)	(214)
Depreciation and amortization	(628)	(603)	(550)
Depreciation and amortization included in equity in earnings (losses) from unconsolidated affiliates	(27)	(32)	(34)
Net income attributable to Hilton stockholders	$673	$415	$352

The following table presents assets for our reportable segments, reconciled to consolidated amounts:

	December 31,
	2014	2013
	(in millions)
Ownership	$11,595	$11,936
Management and franchise	10,530	11,016
Timeshare	1,840	1,871
Corporate and other	2,160	1,739
	$26,125	$26,562

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Ownership	$245	$240	$396
Timeshare	14	8	28
Corporate and other	9	6	9
	$268	$254	$433

Revenues by country were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
U.S.	$7,927	$7,262	$6,743
All other	2,575	2,473	2,533
	$10,502	$9,735	$9,276

Other than the U.S., there were no countries that individually represented more than 10 percent of total revenues for the years ended December 31, 2014, 2013 and 2012.

Property and equipment, net by country were as follows:

	December 31,
	2014	2013
	(in millions)
U.S.(1)	$6,673	$8,204
All other	810	854
	$7,483	$9,058
____________

(1)	Excludes property and equipment, net held for sale as of December 31, 2014.

Other than the U.S. there were no countries that individually represented over 10 percent of total property and equipment, net as of December 31, 2014 and 2013.

Note 25: Commitments and Contingencies

As of December 31, 2014, we had outstanding guarantees of $25 million, with remaining terms ranging from five years to eight years, for debt and other obligations of third parties. We have one letter of credit, supported by restricted cash and cash equivalents, for a total of $25 million that have been pledged as collateral for one of these guarantees. Although we believe it is unlikely that material payments will be required under these guarantees or letter of credit, there can be no assurance that this will be the case.

We have also provided performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of December 31, 2014, we had seven contracts containing performance guarantees, with expirations ranging from 2018 to 2030, and possible cash outlays totaling approximately $119 million. Our obligations under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining terms of the performance guarantees. We do not have any letters of credit pledged as collateral against these guarantees. As of December 31, 2014 and 2013, we recorded current liabilities of approximately $8 million and $9 million, respectively, and non-current liabilities of approximately $37 million and $51 million, respectively, in our consolidated balance sheets for obligations under our outstanding performance guarantees that are related to certain VIEs for which we are not the primary beneficiary.

As of December 31, 2014, we had outstanding commitments under third-party contracts of approximately $68 million for capital expenditures at certain owned and leased properties, including our consolidated VIEs. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We have entered into an agreement with an affiliate of the owner of a hotel whereby we have agreed to provide a $60 million junior mezzanine loan to finance the construction of a new hotel. The junior mezzanine loan will be subordinated to a senior mortgage loan and senior mezzanine loan provided by third parties unaffiliated with the Company and will be funded on a pro rata basis with these loans as the construction costs are incurred. The conditions precedent to the Company’s obligation to fund the loan were not met until February 2015. We expect to fund $59 million of this commitment as follows; $24 million in 2015, $34 million in 2016, and $1 million in 2017.

We have entered into an agreement with a developer in Las Vegas, Nevada, whereby we have agreed to purchase residential units from the developer that we will convert to timeshare units to be marketed and sold under our Hilton Grand Vacations brand. Subject to certain conditions, we are required to purchase approximately $92 million of inventory ratably over a maximum period of four years, which is equivalent to purchases of approximately $6 million per quarter. We began purchasing inventory during the quarter ended March 31, 2013, and during the years ended December 31, 2014 and 2013, we purchased $29 million and $35 million, respectively, of inventory under this agreement. As of December 31, 2014, our contractual obligations for the years ending December 31, 2015 and 2016, respectively, were $24 million and $4 million.

During 2010, an affiliate of our Sponsor settled a $75 million liability on our behalf in conjunction with a lawsuit settlement by entering into service contracts with the plaintiff. We recorded the portion settled by this affiliate as a capital contribution. Additionally, as part of the settlement, we entered into a guarantee with the plaintiff to pay any shortfall that this affiliate does not fund related to those service contracts up to the value of the settlement amount made by the affiliate. The remaining potential exposure under this guarantee as of December 31, 2014 was approximately $33 million. We have not accrued a liability for this guarantee as we believe the likelihood of any material funding to be remote.

We are involved in other litigation arising from the normal course of business, some of which includes claims for substantial sums. Accruals are recorded when the outcome is probable and can be reasonably estimated in accordance with applicable accounting requirements regarding accounting for contingencies. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of December 31, 2014 will not have a material effect on our consolidated results of operations, financial position or cash flows.

Note 26 : Related Party Transactions

Investment in Affiliates

We hold investments in affiliates that own or lease properties that we manage or franchise. See Note 8: "Investments in Affiliates" for additional information. The following tables summarize amounts included in our consolidated financial statements related to these management and franchise agreements:

	December 31,
	2014	2013
	(in millions)
Balance Sheets
Assets:
Accounts receivable, net of allowance for doubtful accounts	$19	$21
Financing receivables, net	—	15
Management and franchise contracts, net	16	18

Liabilities:
Accounts payable, accrued expenses and other	10	—

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Statements of Operations
Revenues:
Management and franchise fees and other	$25	$31	$29
Other revenues from managed and franchised properties	167	174	172

Expenses:
Other expenses from managed and franchised properties	167	174	172

Non-operating income and expenses:
Interest income	1	3	3

The Blackstone Group

Blackstone directly and indirectly owns or controls hotels that we manage or franchise and for which we receive fees in connection with the management and franchise agreements. Our maximum exposure to loss related to these hotels is limited to the amounts discussed below; therefore, our involvement with these hotels does not expose us to additional variability or risk of loss. The following tables summarize amounts included in our consolidated financial statements related to these management and franchise agreements:

	December 31,
	2014	2013
	(in millions)
Balance Sheets
Assets:
Accounts receivable, net of allowance for doubtful accounts	$52	$26
Management and franchise contracts, net	38	20

Liabilities:
Accounts payable, accrued expenses and other	22	14

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Statements of Operations
Revenues:
Management and franchise fees and other	$60	$42	$29
Other revenues from managed and franchised properties	293	174	135

Expenses:
Other expenses from managed and franchised properties	293	174	135

Statements of Cash Flows
Investing Activities:
Contract acquisition costs(1)	7	15	—
____________

(1)	Contract acquisition costs were less than $1 million for the year ended December 31, 2012.

In April 2014, we completed the sale of certain land and easement rights at one of our hotels to an affiliate of Blackstone in connection with a timeshare project. The total consideration received for this transaction was approximately $37 million. See Note 4: "Assets Held for Sale and Disposals" for additional details.

We also purchase products and services from entities affiliated with or owned by Blackstone. The fees paid for these products and services were $31 million, $24 million and $26 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Note 27 : Supplemental Disclosures of Cash Flow Information

Interest paid during the years ended December 31, 2014, 2013 and 2012, was $514 million, $535 million and $486 million, respectively.

Income taxes, net of refunds, paid during the years ended December 31, 2014, 2013 and 2012 were $429 million, $233 million and $103 million, respectively.

In connection with our IPO in 2013, we incurred net underwriting discounts and commissions of $27 million and other offering expenses of $12 million, which are included in net proceeds from issuance of common stock in our consolidated statement of cash flows.

The following non-cash investing and financing activities were excluded from the consolidated statements of cash flows:

•	In 2014, we transferred $45 million of property and equipment to timeshare inventory as part of a conversion of certain floors at one of our owned properties into timeshare units.

•
In 2014, we completed an equity investments exchange with a joint venture partner of our ownership interest in six hotels for the remaining interest in five other hotels. As a result of the exchange, we acquired $144 million of property and equipment, $1 million of other intangible assets and assumed $64 million of long-term debt. We also disposed of $59 million in equity method investments. See Note 3: "Acquisitions" for further discussion.

•	In 2014, we restructured a capital lease in conjunction with a rent arbitration ruling, for which we recorded an additional capital lease asset and obligation of $11 million.

•	In 2013, one of our consolidated VIEs restructured the terms of its capital lease resulting in a reduction in our capital lease asset and obligation of $44 million and $48 million, respectively.

•
In 2013, we incurred $189 million of debt issuance costs related to the Debt Refinancing, of which $9 million had not been paid as of December 31, 2013 and were included in accounts payable, accrued expenses and other in our consolidated balance sheet. See Note 13: "Debt" for further discussion.

•
In 2012, we executed a capital lease in conjunction with the acquisition of the remaining interest of one of our VIEs, for which we recorded a capital lease asset and obligation of $15 million. See Note 3: "Acquisitions" for further discussion.

Note 28: Condensed Consolidating Guarantor Financial Information

In October 2013, Hilton Worldwide Finance LLC and Hilton Worldwide Finance Corp. (the "Subsidiary Issuers"), entities formed in August 2013 which are 100 percent owned by the Parent, issued the Senior Notes. The obligations of the Subsidiary Issuers are guaranteed jointly and severally on a senior unsecured basis by the Parent, and certain of the Parent's 100 percent owned domestic restricted subsidiaries (the "Guarantors"). The indenture that governs the Senior Notes provides that any subsidiary of the Company that provides a guarantee of the Senior Secured Credit Facility will guarantee the Senior Notes. None of our foreign subsidiaries or U.S. subsidiaries owned by foreign subsidiaries or conducting foreign operations, our non-wholly owned subsidiaries, our subsidiaries that secure the CMBS Loan and $589 million in mortgage loans, or certain of our special purpose subsidiaries formed in connection with our Timeshare Facility and Securitized Timeshare Debt guarantee the Senior Notes (collectively, the "Non-Guarantors").

The guarantees are full and unconditional, subject to certain customary release provisions. The indenture that governs the Senior Notes provides that any Guarantor may be released from its guarantee so long as: (a) the subsidiary is sold or sells all of its assets; (b) the subsidiary is released from its guaranty under the Senior Secured Credit Facility; (c) the subsidiary is declared "unrestricted" for covenant purposes; or (d) the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied.

The following schedules present the condensed consolidating financial information as of December 31, 2014 and 2013, and the years ended December 31, 2014, 2013 and 2012, for the Parent, Subsidiary Issuers, Guarantors and Non-Guarantors.

	December 31, 2014
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$270	$296	$—	$566
Restricted cash and cash equivalents	—	—	135	67	—	202
Accounts receivable, net	—	—	477	367	—	844
Intercompany receivables	—	—	46	—	(46)	—
Inventories	—	—	380	24	—	404
Deferred income tax assets	—	—	10	10	—	20
Current portion of financing receivables, net	—	—	47	19	—	66
Current portion of securitized financing receivables, net	—	—	—	62	—	62
Prepaid expenses	—	—	29	124	(20)	133
Income taxes receivable	—	—	154	—	(22)	132
Other	—	—	5	65	—	70
Total current assets	—	—	1,553	1,034	(88)	2,499
Property, Investments and Other Assets:
Property and equipment, net	—	—	305	7,178	—	7,483
Property and equipment, net held for sale	—	—	—	1,543	—	1,543
Financing receivables, net	—	—	272	144	—	416
Securitized financing receivables, net	—	—	—	406	—	406
Investments in affiliates	—	—	123	47	—	170
Investments in subsidiaries	4,924	11,361	4,935	—	(21,220)	—
Goodwill	—	—	3,847	2,307	—	6,154
Brands	—	—	4,405	558	—	4,963
Management and franchise contracts, net	—	—	1,007	299	—	1,306
Other intangible assets, net	—	—	466	208	—	674
Deferred income tax assets	22	1	—	155	(23)	155
Other	—	85	119	152	—	356
Total property, investments and other assets	4,946	11,447	15,479	12,997	(21,243)	23,626

TOTAL ASSETS	$4,946	$11,447	$17,032	$14,031	$(21,331)	$26,125

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$40	$1,382	$697	$(20)	$2,099
Intercompany payables	—	—	—	46	(46)	—
Current maturities of long-term debt	—	—	—	10	—	10
Current maturities of non-recourse debt	—	—	—	127	—	127
Income taxes payable	—	—	5	38	(22)	21
Total current liabilities	—	40	1,387	918	(88)	2,257
Long-term debt	—	6,479	54	4,270	—	10,803
Non-recourse debt	—	—	—	752	—	752
Deferred revenues	—	—	491	4	—	495
Deferred income tax liabilities	—	—	2,309	2,930	(23)	5,216
Liability for guest loyalty program	—	—	720	—	—	720
Other	194	4	710	260	—	1,168
Total liabilities	194	6,523	5,671	9,134	(111)	21,411

Equity:
Total Hilton stockholders' equity	4,752	4,924	11,361	4,935	(21,220)	4,752
Noncontrolling interests	—	—	—	(38)	—	(38)
Total equity	4,752	4,924	11,361	4,897	(21,220)	4,714

TOTAL LIABILITIES AND EQUITY	$4,946	$11,447	$17,032	$14,031	$(21,331)	$26,125

	December 31, 2013
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$329	$265	$—	$594
Restricted cash and cash equivalents	—	—	194	72	—	266
Accounts receivable, net	—	—	426	305	—	731
Inventories	—	—	370	26	—	396
Deferred income tax assets	—	—	6	17	—	23
Current portion of financing receivables, net	—	—	38	56	—	94
Current portion of securitized financing receivables, net	—	—	—	27	—	27
Prepaid expenses	—	—	15	133	—	148
Income taxes receivable	—	—	98	—	(23)	75
Other	—	—	3	26	—	29
Total current assets	—	—	1,479	927	(23)	2,383
Property, Investments and Other Assets:
Property and equipment, net	—	—	341	8,717	—	9,058
Financing receivables, net	—	—	199	436	—	635
Securitized financing receivables, net	—	—	—	194	—	194
Investments in affiliates	—	—	210	50	—	260
Investments in subsidiaries	4,528	11,942	5,253	—	(21,723)	—
Goodwill	—	—	3,847	2,373	—	6,220
Brands	—	—	4,405	608	—	5,013
Management and franchise contracts, net	—	—	1,143	309	—	1,452
Other intangible assets, net	—	—	511	240	—	751
Deferred income tax assets	21	—	—	193	(21)	193
Other	—	121	133	149	—	403
Total property, investments and other assets	4,549	12,063	16,042	13,269	(21,744)	24,179

TOTAL ASSETS	$4,549	$12,063	$17,521	$14,196	$(21,767)	$26,562

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$60	$1,335	$684	$—	$2,079
Current maturities of long-term debt	—	—	—	4	—	4
Current maturities of non-recourse debt	—	—	—	48	—	48
Income taxes payable	—	—	3	31	(23)	11
Total current liabilities	—	60	1,338	767	(23)	2,142
Long-term debt	—	7,470	54	4,227	—	11,751
Non-recourse debt	—	—	—	920	—	920
Deferred revenues	—	—	674	—	—	674
Deferred income tax liabilities	—	5	2,298	2,771	(21)	5,053
Liability for guest loyalty program	—	—	597	—	—	597
Other	186	—	618	345	—	1,149
Total liabilities	186	7,535	5,579	9,030	(44)	22,286

Equity:
Total Hilton stockholders' equity	4,363	4,528	11,942	5,253	(21,723)	4,363
Noncontrolling interests	—	—	—	(87)	—	(87)
Total equity	4,363	4,528	11,942	5,166	(21,723)	4,276

TOTAL LIABILITIES AND EQUITY	$4,549	$12,063	$17,521	$14,196	$(21,767)	$26,562

	Year Ended December 31, 2014
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$217	$4,053	$(31)	$4,239
Management and franchise fees and other	—	—	788	727	(114)	1,401
Timeshare	—	—	1,075	96	—	1,171
	—	—	2,080	4,876	(145)	6,811
Other revenues from managed and franchised properties	—	—	4,128	427	(864)	3,691
Total revenues	—	—	6,208	5,303	(1,009)	10,502

Expenses
Owned and leased hotels	—	—	162	3,162	(72)	3,252
Timeshare	—	—	798	18	(49)	767
Depreciation and amortization	—	—	306	322	—	628
General, administrative and other	—	—	379	136	(24)	491
	—	—	1,645	3,638	(145)	5,138
Other expenses from managed and franchised properties	—	—	4,128	427	(864)	3,691
Total expenses	—	—	5,773	4,065	(1,009)	8,829

Operating income	—	—	435	1,238	—	1,673

Interest income	—	—	7	3	—	10
Interest expense	—	(334)	(58)	(226)	—	(618)
Equity in earnings from unconsolidated affiliates	—	—	15	4	—	19
Gain (loss) on foreign currency transactions	—	—	441	(415)	—	26
Other gain, net	—	—	6	31	—	37

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(334)	846	635	—	1,147

Income tax benefit (expense)	(5)	128	(321)	(267)	—	(465)

Income (loss) before equity in earnings from subsidiaries	(5)	(206)	525	368	—	682

Equity in earnings from subsidiaries	678	884	359	—	(1,921)	—

Net income	673	678	884	368	(1,921)	682
Net income attributable to noncontrolling interests	—	—	—	(9)	—	(9)
Net income attributable to Hilton stockholders	$673	$678	$884	$359	$(1,921)	$673

Comprehensive income	$315	$669	$813	$95	$(1,563)	$329
Comprehensive income attributable to noncontrolling interests	—	—	—	(14)	—	(14)
Comprehensive income attributable to Hilton stockholders	$315	$669	$813	$81	$(1,563)	$315

	Year Ended December 31, 2013
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$190	$3,882	$(26)	$4,046
Management and franchise fees and other	—	—	587	733	(145)	1,175
Timeshare	—	—	1,052	57	—	1,109
	—	—	1,829	4,672	(171)	6,330
Other revenues from managed and franchised properties	—	—	3,869	351	(815)	3,405
Total revenues	—	—	5,698	5,023	(986)	9,735

Expenses
Owned and leased hotels	—	—	148	3,058	(59)	3,147
Timeshare	—	—	797	12	(79)	730
Depreciation and amortization	—	—	277	326	—	603
General, administrative and other	—	—	620	161	(33)	748
	—	—	1,842	3,557	(171)	5,228
Other expenses from managed and franchised properties	—	—	3,869	351	(815)	3,405
Total expenses	—	—	5,711	3,908	(986)	8,633

Operating income (loss)	—	—	(13)	1,115	—	1,102

Interest income	217	—	7	2	(217)	9
Interest expense	—	(105)	(642)	(90)	217	(620)
Equity in earnings from unconsolidated affiliates	—	—	13	3	—	16
Gain (loss) on foreign currency transactions	—	—	35	(80)	—	(45)
Gain on debt extinguishment	—	—	229	—	—	229
Other gain, net	—	—	2	5	—	7

Income (loss) before income taxes and equity in earnings from subsidiaries	217	(105)	(369)	955	—	698

Income tax benefit (expense)	(84)	40	48	(242)	—	(238)

Income (loss) before equity in earnings from subsidiaries	133	(65)	(321)	713	—	460

Equity in earnings from subsidiaries	282	347	668	—	(1,297)	—

Net income	415	282	347	713	(1,297)	460
Net income attributable to noncontrolling interests	—	—	—	(45)	—	(45)
Net income attributable to Hilton stockholders	$415	$282	$347	$668	$(1,297)	$415

Comprehensive income	$557	$288	$417	$797	$(1,439)	$620
Comprehensive income attributable to noncontrolling interests	—	—	—	(63)	—	(63)
Comprehensive income attributable to Hilton stockholders	$557	$288	$417	$734	$(1,439)	$557

	Year Ended December 31, 2012
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$181	$3,821	$(23)	$3,979
Management and franchise fees and other	—	—	459	762	(133)	1,088
Timeshare	—	—	1,081	4	—	1,085
	—	—	1,721	4,587	(156)	6,152
Other revenues from managed and franchised properties	—	—	3,643	295	(814)	3,124
Total revenues	—	—	5,364	4,882	(970)	9,276

Expenses
Owned and leased hotels	—	—	142	3,141	(53)	3,230
Timeshare	—	—	827	4	(73)	758
Depreciation and amortization	—	—	251	299	—	550
Impairment losses	—	—	13	41	—	54
General, administrative and other	—	—	342	148	(30)	460
	—	—	1,575	3,633	(156)	5,052
Other expenses from managed and franchised properties	—	—	3,643	295	(814)	3,124
Total expenses	—	—	5,218	3,928	(970)	8,176

Operating income	—	—	146	954	—	1,100

Interest income	403	—	7	8	(403)	15
Interest expense	—	—	(916)	(56)	403	(569)
Equity in earnings (losses) from unconsolidated affiliates	—	—	(12)	1	—	(11)
Gain on foreign currency transactions	—	—	12	11	—	23
Other gain, net	—	—	6	9	—	15

Income (loss) before income taxes and equity in earnings from subsidiaries	403	—	(757)	927	—	573

Income tax benefit (expense)	(155)	—	312	(371)	—	(214)

Income (loss) before equity in earnings from subsidiaries	248	—	(445)	556	—	359

Equity in earnings from subsidiaries	104	—	549	—	(653)	—

Net income	352	—	104	556	(653)	359
Net income attributable to noncontrolling interests	—	—	—	(7)	—	(7)
Net income attributable to Hilton stockholders	$352	$—	$104	$549	$(653)	$352

Comprehensive income	$435	$—	$126	$631	$(736)	$456
Comprehensive income attributable to noncontrolling interests	—	—	—	(21)	—	(21)
Comprehensive income attributable to Hilton stockholders	$435	$—	$126	$610	$(736)	$435

	Year Ended December 31, 2014
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by operating activities	$—	$—	$873	$771	$(278)	$1,366

Investing Activities:
Capital expenditures for property and equipment	—	—	(27)	(241)	—	(268)
Payments received on other financing receivables	—	—	17	3	—	20
Issuance of other financing receivables	—	—	—	(1)	—	(1)
Investments in affiliates	—	—	(9)	—	—	(9)
Distributions from unconsolidated affiliates	—	—	36	2	—	38
Proceeds from asset dispositions	—	—	10	34	—	44
Contract acquisition costs	—	—	(19)	(46)	—	(65)
Software capitalization costs	—	—	(69)	—	—	(69)
Net cash used in investing activities	—	—	(61)	(249)	—	(310)

Financing Activities:
Borrowings	—	—	—	350	—	350
Repayment of debt	—	(1,000)	—	(424)	—	(1,424)
Debt issuance costs	—	(6)	—	(3)	—	(9)
Change in restricted cash and cash equivalents	—	—	—	5	—	5
Capital contribution	—	—	—	22	(9)	13
Proceeds from intercompany sales leaseback transaction	—	—	—	22	(22)	—
Intercompany transfers	—	1,006	(871)	(135)	—	—
Dividends paid to Guarantors	—	—	—	(309)	309	—
Distributions to noncontrolling interests	—	—	—	(5)	—	(5)
Net cash used in financing activities	—	—	(871)	(477)	278	(1,070)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(14)	—	(14)
Net increase (decrease) in cash and cash equivalents	—	—	(59)	31	—	(28)
Cash and cash equivalents, beginning of period	—	—	329	265	—	594

Cash and cash equivalents, end of period	$—	$—	$270	$296	$—	$566

	Year Ended December 31, 2013
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by operating activities	$—	$—	$1,574	$630	$(103)	$2,101

Investing Activities:
Capital expenditures for property and equipment	—	—	(23)	(231)	—	(254)
Acquisitions	—	—	—	(30)	—	(30)
Payments received on other financing receivables	—	—	4	1	—	5
Issuance of other financing receivables	—	—	(6)	(4)	—	(10)
Investments in affiliates	—	—	(4)	—	—	(4)
Distributions from unconsolidated affiliates	—	—	33	—	—	33
Contract acquisition costs	—	—	(14)	(30)	—	(44)
Software capitalization costs	—	—	(78)	—	—	(78)
Net cash used in investing activities	—	—	(88)	(294)	—	(382)

Financing Activities:
Net proceeds from issuance of common stock	1,243	—	—	—	—	1,243
Borrowings	—	9,062	—	5,026	—	14,088
Repayment of debt	—	(1,600)	(15,245)	(358)	—	(17,203)
Debt issuance costs	—	(123)	—	(57)	—	(180)
Change in restricted cash and cash equivalents	—	—	222	(29)	—	193
Intercompany transfers	(1,243)	(7,339)	13,324	(4,742)	—	—
Dividends paid to Guarantors	—	—	—	(103)	103	—
Distributions to noncontrolling interests	—	—	—	(4)	—	(4)
Net cash used in financing activities	—	—	(1,699)	(267)	103	(1,863)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(17)	—	(17)
Net increase (decrease) in cash and cash equivalents	—	—	(213)	52	—	(161)
Cash and cash equivalents, beginning of period	—	—	542	213	—	755

Cash and cash equivalents, end of period	$—	$—	$329	$265	$—	$594

	Year Ended December 31, 2012
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by operating activities	$—	$—	$271	$853	$(14)	$1,110

Investing Activities:
Capital expenditures for property and equipment	—	—	(57)	(376)	—	(433)
Payments received on other financing receivables	—	—	5	3	—	8
Issuance of other financing receivables	—	—	(1)	(3)	—	(4)
Investments in affiliates	—	—	(3)	—	—	(3)
Distributions from unconsolidated affiliates	—	—	8	—	—	8
Contract acquisition costs	—	—	(28)	(3)	—	(31)
Software capitalization costs	—	—	(103)	—	—	(103)
Net cash used in investing activities	—	—	(179)	(379)	—	(558)

Financing Activities:
Borrowings	—	—	—	96	—	96
Repayment of debt	—	—	(735)	(119)	—	(854)
Change in restricted cash and cash equivalents	—	—	193	(6)	—	187
Intercompany transfers	—	—	449	(463)	14	—
Distributions to noncontrolling interests	—	—	—	(4)	—	(4)
Acquisitions of noncontrolling interests	—	—	—	(1)	—	(1)
Net cash used in financing activities	—	—	(93)	(497)	14	(576)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2)	—	(2)
Net decrease in cash and cash equivalents	—	—	(1)	(25)	—	(26)
Cash and cash equivalents, beginning of period	—	—	543	238	—	781

Cash and cash equivalents, end of period	$—	$—	$542	$213	$—	$755

Note 29 : Selected Quarterly Financial Information (unaudited)

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

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions, except per share data)
Revenues	$2,363	$2,667	$2,644	$2,828	$10,502
Operating income	338	435	445	455	1,673
Net income	124	212	187	159	682
Net income attributable to Hilton stockholders	123	209	183	158	673
Basic and diluted earnings per share	$0.12	$0.21	$0.19	$0.16	$0.68

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions, except per share data)
Revenues	$2,263	$2,380	$2,449	$2,643	$9,735
Operating income	252	404	357	89	1,102
Net income	38	157	203	62	460
Net income attributable to Hilton stockholders	34	155	200	26	415
Basic and diluted earnings per share	$0.03	$0.17	$0.22	$0.03	$0.45

Note 30: Subsequent Events

In February 2015, we completed the sale of the Waldorf Astoria New York for a purchase price of $1.95 billion and the existing Waldorf Astoria Loan of approximately $525 million was repaid in full. We used the proceeds from the sale as part of a tax deferred exchange of real property to acquire the following five properties for a total purchase price of $1.76 billion:

•	the resort complex consisting of the Waldorf Astoria Orlando and the Hilton Orlando Bonnet Creek in Orlando, Florida (the “Bonnet Creek Resort”);

•	the Casa Marina Resort in Key West, Florida;

•	the Reach Resort in Key West, Florida; and

•	the Parc 55 hotel in San Francisco, California.

As part of the acquisition of the Bonnet Creek Resort, we assumed $450 million of mortgage debt. The sellers of the five properties are affiliated with Blackstone. We will recognize the identifiable assets acquired and liabilities assumed, primarily property and equipment and mortgage debt, and expect to complete the valuation of these assets and liabilities in the first quarter of 2015.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this annual report, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

We have set forth management's report on internal control over financial reporting and the attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting in Item 8 of this Annual Report on Form 10-K. Management's report on internal control over financial reporting is incorporated in this Item 9A by reference.

Changes in Internal Control

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") released an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes, and increasing the framework’s ease of use and application. The 1992 Framework was available until December 15, 2014, after which it was superseded by the 2013 Framework. We transitioned to the 2013 Framework during the fourth quarter of 2014 which resulted in no significant changes to our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

Item 13.     Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

Item 14.     Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

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

(c)    Exhibits:

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36243) filed on December 17, 2013).
3.2	Bylaws of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36243) filed on December 17, 2013).
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

4.3
Second Supplemental Indenture, dated as of September 8, 2014, between Hilton International Holding Corporation and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (No. 333-198693)).

4.4	Form of 5.625% Senior Note due 2021 (included in Exhibit 4.1).
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

10.10
Amendment No. 3 to Receivables Loan Agreement, effective as of December 5, 2014, among Hilton Grand Vacations Trust I LLC, as borrower, Wells Fargo Bank, National Association, as paying agent and securities intermediary, Deutsche Bank AG, New York Branch, as a committed lender and a managing agent, Bank of America, N.A., as a committed lender and a managing agent, and Deutsche Bank Securities, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on December 8, 2014).

10.11
Registration Rights Agreement, dated as of October 4, 2013, among Hilton Worldwide Finance LLC, Hilton Worldwide Finance Corp., Hilton Worldwide Holdings Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the several initial purchasers (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).

10.12
Joinder Agreement, dated as of October 25, 2013, among the subsidiary guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the several initial purchasers (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).

10.13
Stockholders Agreement, dated as of December 17, 2013, by and among Hilton Worldwide Holdings Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36243) filed on December 17, 2013).

10.14
Registration Rights Agreement, dated as of December 17, 2013, among Hilton Worldwide Holdings Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36243) filed on December 17, 2013).

10.15	2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).*
10.16	Form of Restricted Stock Grant and Acknowledgment (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).*
10.17	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).*
10.18	Severance Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).*
10.19	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).*
10.20
Separation Agreement and Release dated as of September 24, 2013, between Hilton Worldwide, Inc. and Thomas C. Kennedy (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).*

10.21
2005 Executive Deferred Compensation Plan (as Amended and Restated Effective as of January 1, 2005) (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K (File No. 001-36243) for the year ended December 31, 2013).*

10.22	Form of Performance Share Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2014).*
10.23	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2014).*

Exhibit Number	Exhibit Description
10.24	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243)for the quarter ended March 31, 2014).*
12	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in McLean, Virginia, on the 18th day of February 2015.

HILTON WORLDWIDE HOLDINGS INC.

By:	/s/ Christopher J. Nassetta
Name:	Christopher J. Nassetta
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 18th day of February, 2015.

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