Form 10-Q
period 2015-03-31
Hilton Worldwide Holdings Inc.
filed 2015-04-29
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of April 28, 2015 was 987,448,909.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$547	$566
Restricted cash and cash equivalents	269	202
Accounts receivable, net of allowance for doubtful accounts of $29 and $29	899	844
Inventories	421	404
Deferred income tax assets	20	20
Current portion of financing receivables, net	60	66
Current portion of securitized financing receivables, net	60	62
Prepaid expenses	153	133
Income taxes receivable	29	132
Other	31	70
Total current assets (variable interest entities - $137 and $136)	2,489	2,499
Property, Investments and Other Assets:
Property and equipment, net	9,193	7,483
Property and equipment, net held for sale	—	1,543
Financing receivables, net	451	416
Securitized financing receivables, net	376	406
Investments in affiliates	156	170
Goodwill	5,916	6,154
Brands	4,925	4,963
Management and franchise contracts, net	1,252	1,306
Other intangible assets, net	639	674
Deferred income tax assets	159	155
Other	349	356
Total property, investments and other assets (variable interest entities - $576 and $613)	23,416	23,626
TOTAL ASSETS	$25,905	$26,125
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$2,132	$2,099
Current maturities of long-term debt	10	10
Current maturities of non-recourse debt	137	127
Income taxes payable	19	21
Total current liabilities (variable interest entities - $171 and $162)	2,298	2,257
Long-term debt	10,572	10,803
Non-recourse debt	711	752
Deferred revenues	447	495
Deferred income tax liabilities	5,344	5,216
Liability for guest loyalty program	742	720
Other	1,169	1,168
Total liabilities (variable interest entities - $741 and $788)	21,283	21,411
Commitments and contingencies - see Note 18
Equity:
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 30,000,000,000 authorized shares, 987,474,411 issued and 987,445,644 outstanding as of March 31, 2015 and 984,623,863 issued and outstanding as of December 31, 2014	10	10
Additional paid-in capital	10,028	10,028
Accumulated deficit	(4,508)	(4,658)
Accumulated other comprehensive loss	(868)	(628)
Total Hilton stockholders' equity	4,662	4,752
Noncontrolling interests	(40)	(38)
Total equity	4,622	4,714
TOTAL LIABILITIES AND EQUITY	$25,905	$26,125

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues
Owned and leased hotels	$957	$945
Management and franchise fees and other	371	312
Timeshare	321	279
	1,649	1,536
Other revenues from managed and franchised properties	950	827
Total revenues	2,599	2,363

Expenses
Owned and leased hotels	768	771
Timeshare	234	177
Depreciation and amortization	175	153
General, administrative and other	127	97
	1,304	1,198
Other expenses from managed and franchised properties	950	827
Total expenses	2,254	2,025

Gain on sales of assets, net	145	—

Operating income	490	338

Interest income	6	1
Interest expense	(144)	(153)
Equity in earnings from unconsolidated affiliates	4	4
Gain (loss) on foreign currency transactions	(18)	14
Other gain (loss), net	(25)	3

Income before income taxes	313	207

Income tax expense	(163)	(83)

Net income	150	124
Net income attributable to noncontrolling interests	—	(1)
Net income attributable to Hilton stockholders	$150	$123

Earnings per share
Basic and diluted	$0.15	$0.12

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$150	$124
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $(91) and $36	(234)	28
Pension liability adjustment, net of tax of $(1) and $—	1	1
Cash flow hedge adjustment, net of tax of $4 and $2	(7)	(3)
Total other comprehensive income (loss)	(240)	26

Comprehensive income (loss)	(90)	150
Comprehensive loss attributable to noncontrolling interests	—	1
Comprehensive income (loss) attributable to Hilton stockholders	$(90)	$151

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating Activities
Net income	$150	$124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175	153
Gain on sale of assets	(145)	—
Equity in earnings from unconsolidated affiliates	(4)	(4)
Loss (gain) on foreign currency transactions	18	(14)
Other loss (gain), net	25	(3)
Share-based compensation	19	19
Distributions from unconsolidated affiliates	12	2
Deferred income taxes	40	(52)
Change in restricted cash and cash equivalents	(2)	(11)
Working capital changes and other	(2)	(67)
Net cash provided by operating activities	286	147

Investing Activities
Capital expenditures for property and equipment	(88)	(43)
Acquisitions, net of cash acquired	(1,298)	—
Payments received on other financing receivables	1	1
Issuance of other financing receivables	(2)	(1)
Investments in affiliates	—	(2)
Distributions from unconsolidated affiliates	2	3
Proceeds from asset dispositions	1,869	—
Contract acquisition costs	(11)	(16)
Software capitalization costs	(8)	(15)
Net cash provided by (used in) investing activities	465	(73)

Financing Activities
Repayment of debt	(710)	(219)
Debt issuance costs	—	(2)
Change in restricted cash and cash equivalents	(57)	(10)
Distributions to noncontrolling interests	(2)	(1)
Excess tax benefits from share-based compensation	8	—
Net cash used in financing activities	(761)	(232)

Effect of exchange rate changes on cash and cash equivalents	(9)	(1)
Net decrease in cash and cash equivalents	(19)	(159)
Cash and cash equivalents, beginning of period	566	594

Cash and cash equivalents, end of period	$547	$435

Supplemental Disclosures
Cash paid during the year:
Interest	$88	$97
Income taxes, net of refunds	20	22

Non-cash financing activities:
Long-term debt assumed	450	—

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock					Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2014	985	$10	$10,028	$(4,658)	$(628)	$(38)	$4,714
Net income	—	—	—	150	—	—	150
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(234)	—	(234)
Pension liability adjustment	—	—	—	—	1	—	1
Cash flow hedge adjustment	—	—	—	—	(7)	—	(7)
Other comprehensive loss	—	—	—	—	(240)	—	(240)
Share-based compensation	2	—	(8)	—	—	—	(8)
Excess tax benefits on equity awards	—	—	8	—	—	—	8
Distributions	—	—	—	—	—	(2)	(2)
Balance as of March 31, 2015	987	$10	$10,028	$(4,508)	$(868)	$(40)	$4,622

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock					Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2013	985	$10	$9,948	$(5,331)	$(264)	$(87)	$4,276
Net income	—	—	—	123	—	1	124
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	30	(2)	28
Pension liability adjustment	—	—	—	—	1	—	1
Cash flow hedge adjustment	—	—	—	—	(3)	—	(3)
Other comprehensive income (loss)	—	—	—	—	28	(2)	26
Share-based compensation	—	—	22	—	—	—	22
Distributions	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2014	985	$10	$9,970	$(5,208)	$(236)	$(89)	$4,447
.

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. ("Hilton" together with its subsidiaries, "we," "us," "our," the "Company" or the "Parent"), a Delaware corporation, is one of the largest hospitality companies in the world based upon the number of hotel rooms and timeshare units under our 12 distinct brands. We are engaged in owning, leasing, managing, developing and franchising hotels, resorts and timeshare properties. As of March 31, 2015, we owned, leased, managed or franchised 4,318 hotel and resort properties, totaling 713,883 rooms in 94 countries and territories, as well as 44 timeshare properties comprising 6,818 units.

As of March 31, 2015, affiliates of The Blackstone Group L.P. ("Blackstone" or "our Sponsor") beneficially owned approximately 55.2 percent of our common stock.

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements for the three months ended March 31, 2015 and 2014 have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Note 2: Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01 ("ASU 2015-01"), Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). This ASU eliminates the concept of extraordinary items and the related income statement presentation of such items. The provisions of ASU 2015-01 are effective for reporting periods beginning after December 15, 2015. We elected, as permitted by the standard, to early adopt ASU 2015-01 on a prospective basis as of January 1, 2015. The adoption did not have an effect on our condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In April 2015, the FASB issued ASU No. 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset, which is consistent with the presentation of debt discounts or premiums. The provisions of ASU 2015-03 are effective for reporting periods beginning after December 31, 2015; early adoption is permitted. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02 ("ASU 2015-02"), Consolidation (Topic 810) - Amendments to the Consolidation Analysis. This ASU modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The provisions of ASU 2015-02 are effective for reporting periods beginning after December 15, 2015;

early adoption is permitted. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 ("ASU 2014-15"), Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU requires management to assess and evaluate whether conditions or events exist, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements issue date. The provisions of ASU 2014-15 are effective for reporting periods beginning after December 15, 2016; early adoption is permitted. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of ASU 2014-09 are effective for reporting periods beginning after December 15, 2016 and are to be applied retrospectively; early adoption is not permitted. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

Note 3: Acquisitions

In February 2015, we used proceeds from the sale of the Waldorf Astoria New York (see Note 4: "Disposals") to acquire, as part of a tax deferred exchange of real property, the following properties from sellers affiliated with Blackstone for a total purchase price of $1.76 billion:

•	the resort complex consisting of the Waldorf Astoria Orlando and the Hilton Orlando Bonnet Creek in Orlando, Florida (the "Bonnet Creek Resort");

•	the Casa Marina Resort in Key West, Florida;

•	the Reach Resort in Key West, Florida; and

•	the Parc 55 hotel in San Francisco, California.

We incurred transaction costs of $19 million recognized in other gain (loss), net in our condensed consolidated statement of operations for the three months ended March 31, 2015.

As of the acquisition date, the fair value of the assets and liabilities acquired were as follows:

(in millions)
Cash and cash equivalents	$16
Restricted cash and cash equivalents	8
Inventories	1
Prepaid expenses	3
Other current assets	1
Property and equipment	1,756
Other intangible assets, net	4
Accounts payable, accrued expenses and other	(25)
Long-term debt	(450)
Net assets acquired	$1,314

The fair value of net assets acquired are subject to adjustments as additional information relative to the fair value at the acquisition date become available through the measurement period, which can extend for up to one year after the acquisition date. See Note 11: "Fair Value Measurements" for additional details on the fair value techniques and inputs used for the measurement of the assets and liabilities.

The results of operations from these properties included in the condensed consolidated statement of operations for the three months ended March 31, 2015 following the acquisitions were not material.

Note 4: Disposals

In February 2015, we completed the sale of the Waldorf Astoria New York for a purchase price of $1.95 billion and we repaid in full the existing mortgage loan secured by our Waldorf Astoria New York property (the "Waldorf Astoria Loan") of approximately $525 million. As a result of this repayment, we recognized a loss of $6 million in other gain (loss), net in our condensed consolidated statement of operations for the three months ended March 31, 2015 related to the reduction of the Waldorf Astoria Loan's remaining carrying amount of debt issuance costs. Additionally, the Waldorf Astoria New York property was considered a business within our ownership segment; therefore, we reduced the carrying amount of our goodwill and reduced the gain recognized on sale by $185 million, the amount representing the fair value of the business disposed of relative to the portion of our ownership reporting unit goodwill that was retained. As a result of the sale, we recognized a gain of $146 million included in gain on sales of assets, net in our condensed consolidated statement of operations for the three months ended March 31, 2015.

Note 5: Property and Equipment

Property and equipment were as follows:

	March 31,	December 31,
	2015	2014
	(in millions)
Land	$3,450	$3,009
Buildings and leasehold improvements	6,345	5,150
Furniture and equipment	1,228	1,140
Construction-in-progress	97	53
	11,120	9,352
Accumulated depreciation and amortization	(1,927)	(1,869)
	$9,193	$7,483

Depreciation and amortization expense on property and equipment, including amortization of assets recorded under capital leases, was $83 million and $77 million during the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 and December 31, 2014, property and equipment included approximately $144 million and $149 million, respectively, of capital lease assets primarily consisting of buildings and leasehold improvements, net of $62 million and $64 million, respectively, of accumulated depreciation and amortization.

Note 6: Financing Receivables

Financing receivables were as follows:

	March 31, 2015
	Securitized Timeshare	Unsecuritized Timeshare	Other	Total
	(in millions)
Financing receivables	$398	$483	$32	$913
Less: allowance	(22)	(63)	(1)	(86)
	376	420	31	827

Current portion of financing receivables	63	67	2	132
Less: allowance	(3)	(9)	—	(12)
	60	58	2	120

Total financing receivables	$436	$478	$33	$947

	December 31, 2014
	Securitized Timeshare	Unsecuritized Timeshare	Other	Total
	(in millions)
Financing receivables	$430	$454	$22	$906
Less: allowance	(24)	(58)	(2)	(84)
	406	396	20	822

Current portion of financing receivables	66	74	2	142
Less: allowance	(4)	(10)	—	(14)
	62	64	2	128

Total financing receivables	$468	$460	$22	$950

Timeshare Financing Receivables

As of March 31, 2015, we had 51,478 timeshare financing receivables with interest rates ranging from zero percent to 20.50 percent, a weighted average interest rate of 12.04 percent, a weighted average remaining term of 7.4 years and maturities through 2025. As of March 31, 2015 and December 31, 2014, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $31 million.

As of March 31, 2015 and December 31, 2014, we had $162 million and $164 million, respectively, of gross timeshare financing receivables secured under our revolving non-recourse timeshare financing receivables credit facility (the "Timeshare Facility").

The changes in our allowance for uncollectible timeshare financing receivables were as follows:

	Three Months Ended
	March 31,
	2015	2014
	(in millions)
Beginning balance	$96	$92
Write-offs	(6)	(8)
Provision for uncollectibles on sales	7	6
Ending balance	$97	$90

Our timeshare financing receivables as of March 31, 2015 mature as follows:

	Securitized Timeshare	Unsecuritized Timeshare
Year	(in millions)
2015 (remaining)	$47	$53
2016	65	56
2017	67	59
2018	67	60
2019	63	59
Thereafter	152	263
	461	550
Less: allowance	(25)	(72)
	$436	$478

The following table details an aged analysis of our gross timeshare financing receivables balance:

	March 31,	December 31,
	2015	2014
	(in millions)
Current	$965	$980
30 - 89 days past due	15	13
90 - 119 days past due	3	2
120 days and greater past due	28	29
	$1,011	$1,024

Note 7: Investments in Affiliates

Investments in affiliates were as follows:

	March 31,	December 31,
	2015	2014
	(in millions)
Equity investments	$139	$153
Other investments	17	17
	$156	$170

We maintain investments in affiliates accounted for under the equity method, which are primarily investments in entities that owned or leased 16 hotels as of March 31, 2015 and December 31, 2014. These entities had total debt of approximately $925 million and $929 million as of March 31, 2015 and December 31, 2014, respectively. Substantially all of the debt is secured solely by the affiliates' assets or is guaranteed by other partners without recourse to us.

Note 8: Consolidated Variable Interest Entities

As of March 31, 2015 and December 31, 2014, we consolidated five variable interest entities ("VIEs"). During the three months ended March 31, 2015 and 2014, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Two of our VIEs lease hotels from unconsolidated affiliates in Japan. We hold a significant ownership interest in these VIEs and have the power to direct the activities that most significantly affect their economic performance. Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised the following:

	March 31,	December 31,
	2015	2014
	(in millions)
Cash and cash equivalents	$28	$26
Property and equipment, net	49	49
Non-recourse debt	236	237

The assets of these entities are only available to settle the obligations of these entities. Interest expense related to the non-recourse debt of these two consolidated VIEs was $5 million during the three months ended March 31, 2015 and 2014 and was included in interest expense in our condensed consolidated statements of operations.

We have two VIEs associated with our securitization transactions that both issued debt (collectively, "Securitized Timeshare Debt"). We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance, the obligation to absorb their losses and the right to receive benefits that are significant to them. Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised the following:

	March 31,	December 31,
	2015	2014
	(in millions)
Restricted cash and cash equivalents	$20	$20
Securitized financing receivables, net	436	468
Non-recourse debt	450	481

Our condensed consolidated statements of operations included interest income related to these VIEs of $15 million and $7 million during the three months ended March 31, 2015 and 2014, respectively, included in timeshare revenue, as well as interest expense related to these VIEs of $3 million and $1 million, respectively, included in interest expense. See Note 6: "Financing Receivables" and Note 9: "Debt" for additional details.

We have an additional consolidated VIE that owns one hotel that was immaterial to our condensed consolidated financial statements.

Note 9: Debt

Long-term Debt

Long-term debt balances, including obligations for capital leases, and associated interest rates as of March 31, 2015 were as follows:

	March 31,	December 31,
	2015	2014
	(in millions)
Senior secured term loan facility with a rate of 3.50%, due 2020	$4,850	$5,000
Senior notes with a rate of 5.625%, due 2021	1,500	1,500
Commercial mortgage-backed securities loan with an average rate of 4.06%, due 2018(1)	3,487	3,487
Mortgage loans with an average rate of 4.13%, due 2016 to 2019(2)	646	721
Other unsecured notes with a rate of 7.50%, due 2017	54	54
Capital lease obligations with an average rate of 6.08%, due 2015 to 2097	65	72
	10,602	10,834
Less: current maturities of long-term debt	(10)	(10)
Less: unamortized discount on senior secured term loan facility	(20)	(21)
	$10,572	$10,803
____________

(1)	The initial maturity date of the variable-rate component of this borrowing is November 1, 2015. We assumed all extensions, which are solely at our option, were exercised.

(2)	For mortgage loans with extensions that are solely at our option, we assumed they were exercised.

During the three months ended March 31, 2015, we made a voluntary prepayment of $150 million on our senior secured term loan facility (the "Term Loans").

As of March 31, 2015, we had $45 million of letters of credit outstanding under our $1.0 billion senior secured revolving credit facility (the "Revolving Credit Facility"), and a borrowing capacity of $955 million.

In February 2015, we repaid the $525 million Waldorf Astoria Loan concurrent with the sale of the Waldorf Astoria New York. See Note 4: "Disposals" for further information on the transaction.

In February 2015, we assumed a $450 million mortgage loan secured by the Bonnet Creek Resort (the "Bonnet Creek Loan") as a result of an acquisition. See Note 3: "Acquisitions" for further information on the transaction. Principal payments, commencing in April 2016, are payable monthly over a 25-year amortization period with the unamortized portion due in full upon maturity. The Bonnet Creek Loan, maturing on April 29, 2018, with an option to extend for one year, bears interest at a variable rate based on one-month LIBOR plus 350 basis points, which is payable monthly.

Our commercial mortgage-backed securities loan secured by 23 of our U.S. owned real estate assets (the "CMBS Loan") and the Bonnet Creek Loan require us to deposit with the lender certain cash reserves for restricted uses. As of March 31, 2015 and December 31, 2014, our condensed consolidated balance sheets included $69 million and $19 million, respectively, of restricted cash and cash equivalents related to these loans.

Non-recourse Debt

Non-recourse debt, including obligations for capital leases, and associated interest rates as of March 31, 2015 were as follows:

	March 31,	December 31,
	2015	2014
	(in millions)
Capital lease obligations of consolidated VIEs with a rate of 6.34%, due 2018 to 2026	$213	$216
Non-recourse debt of consolidated VIEs with an average rate of 3.51%, due 2015 to 2018(1)	35	32
Timeshare Facility with a rate of 1.17%, due 2017	150	150
Securitized Timeshare Debt with an average rate of 1.97%, due 2026	450	481
	848	879
Less: current maturities of non-recourse debt	(137)	(127)
	$711	$752
____________

(1)	Excludes the non-recourse debt of our VIEs that issued the Securitized Timeshare Debt, as it is presented separately.

We are required to deposit payments received from customers on the pledged timeshare financing receivables and securitized timeshare financing receivables related to the Timeshare Facility and Securitized Timeshare Debt, respectively, into a depository account maintained by a third party. On a monthly basis, the depository account will first be utilized to make any required principal, interest and other payments due with respect to the Timeshare Facility and Securitized Timeshare Debt. After payment of all amounts due under the respective agreements, any remaining amounts will be remitted to us for use in our operations. The balance in the depository account, totaling $24 million and $25 million as of March 31, 2015 and December 31, 2014, respectively, was included in restricted cash and cash equivalents in our condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our long-term debt and non-recourse debt as of March 31, 2015 were as follows:

Year	(in millions)
2015 (remaining)	$116
2016	245
2017	359
2018(1)	3,564
2019(1)	485
Thereafter	6,681
$11,450
____________

(1)	We assumed all extensions on the CMBS Loan and Bonnet Creek Loan for purposes of calculating maturity dates.

Note 10: Derivative Instruments and Hedging Activities

During the three months ended March 31, 2015 and 2014, derivatives were used to hedge the interest rate risk associated with variable-rate debt. Certain of our loan agreements require us to hedge interest rate risk using derivative instruments.

During the three months ended March 31, 2015, derivatives were also used to hedge foreign exchange risk associated with certain foreign currency denominated cash balances.

Cash Flow Hedges

As of March 31, 2015, we held four interest rate swaps with an aggregate notional amount of $1.45 billion, which swap three-month LIBOR on the Term Loans to a fixed rate of 1.87 percent and expire in October 2018. We elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

Non-designated Hedges

As of March 31, 2015, we held 24 short-term foreign exchange forward contracts in the notional amount of $79 million to offset exposure to fluctuations in our foreign currency denominated cash balances. We elected not to designate these foreign exchange forward contracts as hedging instruments.

As of March 31, 2015, we held the following interest rate caps:

•	one interest rate cap in the notional amount of $875 million, for the variable-rate component of the CMBS Loan, that expires in November 2015 and caps one-month LIBOR at 6.0 percent;

•	one interest rate cap in the notional amount of $525 million that expires in November 2015 and caps one-month LIBOR at 4.0 percent; and

•	one interest rate cap in the notional amount of $338 million that expires in May 2015 and caps one-month LIBOR at 3.0 percent on the Bonnet Creek Loan.

We did not elect to designate any of these interest rate caps as hedging instruments.

Fair Value of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated balance sheets were as follows:

	March 31, 2015		December 31, 2014
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
		(in millions)		(in millions)
Cash Flow Hedges:
Interest rate swaps	Other liabilities	$15	Other liabilities	$4

Non-designated Hedges:
Interest rate caps(1)	Other assets	—	Other assets	—
Forward contracts(1)	Other assets / Accounts payable, accrued expenses and other	—	Other assets / Accounts payable, accrued expenses and other	—
____________

(1)	The fair values of our interest rate caps and forward contracts were less than $1 million as of March 31, 2015 and December 31, 2014.

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) before any effect for income taxes were as follows:

		Three Months Ended March 31,
	Classification of Gain (Loss) Recognized	2015	2014
		(in millions)
Cash Flow Hedges:
Interest rate swaps(1)	Other comprehensive income (loss)	$(11)	$(5)

Non-designated Hedges:
Interest rate caps	Other gain (loss), net	—	—
Forward contracts	Gain (loss) on foreign currency transactions	(2)	N/A
____________

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three months ended March 31, 2015 and 2014.

Note 11: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities, which included related current portions, were as follows:

	March 31, 2015
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$301	$—	$301	$—
Restricted cash equivalents	41	—	41	—
Timeshare financing receivables	1,011	—	—	1,010
Liabilities:
Long-term debt(1)	10,517	1,641	—	9,052
Non-recourse debt(2)	600	—	—	597
Interest rate swaps	15	—	15	—

	December 31, 2014
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$326	$—	$326	$—
Restricted cash equivalents	38	—	38	—
Timeshare financing receivables	1,024	—	—	1,021
Liabilities:
Long-term debt(1)	10,741	1,630	—	9,207
Non-recourse debt(2)	631	—	—	626
Interest rate swaps	4	—	4	—
____________

(1)	Excludes capital lease obligations with a carrying value of $65 million and $72 million as of March 31, 2015 and December 31, 2014, respectively.

(2)
Excludes capital lease obligations of consolidated VIEs with a carrying value of $213 million and $216 million as of March 31, 2015 and December 31, 2014, respectively, and non-recourse debt of consolidated VIEs with a carrying value of $35 million and $32 million, respectively.

We believe the carrying amounts of our other financial assets and liabilities approximated fair value as of March 31, 2015 and December 31, 2014. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

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

The estimated fair values of our Level 1 long-term debt were based on prices in active debt markets. The estimated fair values of certain of our Level 3 fixed-rate and variable-rate long-term debt were based on the expected future cash flows discounted at risk-adjusted rates. The primary sensitivity in these estimates is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value. An increase in the discount rate would result in a decrease in the fair values. The carrying amounts of certain of our Level 3 variable-rate long-term debt and our Level 3 variable-rate non-recourse debt approximated fair value as the interest rates under the loan agreements approximated current market rates. The estimated fair values of certain of our Level 3 variable-rate long-term debt and our Level 3 fixed-rate non-recourse debt were primarily based on indicative quotes received for similar issuances.

As a result of our acquisition of certain properties during the three months ended March 31, 2015, we measured financial and nonfinancial assets at fair value on a nonrecurring basis (see Note 3: "Acquisitions"), as follows:

Fair Value(1)
(in millions)
Property and equipment	$1,756
Long-term debt	450
____________

(1)	Fair value measurements using significant unobservable inputs (Level 3).

We estimated the fair value of the property and equipment using discounted cash flow analysis, with an estimated stabilized growth rate of 3 percent to 4 percent, discounted cash flow terms ranging from 10 years to 11 years, a terminal capitalization rate of 7 percent to 8 percent and a discount rate of 9 percent to 10 percent. The discount and terminal capitalization rates used for the fair value of the assets reflect the risk profile of the individual markets where the assets are located and are not necessarily indicative of our hotel portfolio as a whole.

The fair value of the long-term debt assumed was estimated based on the expected future cash flows discounted at a risk-adjusted rate of one-month LIBOR plus 275 basis points.

No financial or nonfinancial assets were measured at fair value on a nonrecurring basis as of or for the three months ended March 31, 2014.

Note 12: Income Taxes

At the end of each quarter we estimate the effective tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, foreign, state and local income taxes. The annual effective tax rate expected to be applied for the full year is higher than our statutory tax rate primarily because no tax benefit was recognized for the reduction of goodwill in connection with the sale of the Waldorf Astoria New York (see Note 4: "Disposals" for further information). The higher effective tax rate, as compared to our statutory tax rate, for the three months ended March 31, 2015, was largely attributable to the reduction of goodwill in connection with the sale of the Waldorf Astoria New York and losses incurred by certain foreign subsidiaries for which no tax benefits were recognized. In addition, a foreign jurisdiction where we had deferred tax assets reduced its statutory tax rate, resulting in a reduction to the deferred tax asset and a corresponding recognition of income tax expense of $6 million.

Our total unrecognized tax benefits as of March 31, 2015 and December 31, 2014 were $401 million. We had accrued approximately $25 million and $22 million for the payment of interest and penalties as of March 31, 2015 and December 31, 2014, respectively. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

As a result of the expected resolution of examination issues with federal, state and foreign tax authorities, we believe it is reasonably possible that during the next 12 months the amount of unrecognized tax benefits will decrease up to $25 million. Included in the balance of unrecognized tax benefits as of March 31, 2015 and December 31, 2014 were $369 million and $367 million, respectively, associated with positions that, if favorably resolved, would provide a benefit to our effective tax rate.

We file income tax returns, including returns for our subsidiaries, with federal, state and foreign jurisdictions. We are under regular and recurring audit by the IRS and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. We are no longer subject to U.S. federal income tax examination for years through 2004. As of March 31, 2015, we remain subject to federal examinations from 2005-2013, state examinations from 1999-2013 and foreign examinations of our income tax returns for the years 1996 through 2014.

In April 2014, we received 30-day Letters from the IRS and the Revenue Agents Report ("RAR") for the 2006 and October 2007 tax years. We disagreed with several of the proposed adjustments in the RAR, filed a formal appeals protest with the IRS and did not make any tax payments related to this audit. The issues being protested in appeals relate to assertions by the IRS that: (1) certain foreign currency-denominated, intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries; (2) in calculating the amount of U.S. taxable income resulting from our Hilton HHonors guest loyalty program, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed; and (3) certain foreign-currency denominated loans issued by one of our Luxembourg subsidiaries whose functional currency is USD, should instead be treated as issued by one of our Belgian subsidiaries whose functional currency is the Euro, and thus foreign currency gains and losses with respect to such loans should have been measured in Euros, instead of USD. In total, the proposed adjustments sought by the IRS would result in additional U.S. federal tax owed of approximately $696 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to our Hilton HHonors guest loyalty program would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. We plan to pursue all available administrative remedies, and if we are not able to resolve these matters administratively, we plan to pursue judicial remedies. Accordingly, as of March 31, 2015, no accrual has been made for these amounts.

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

Note 13: Employee Benefit Plans

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

The components of net periodic pension cost (credit) for the Domestic Plan, U.K. Plan and International Plans were as follows:

	Three Months Ended March 31,
	2015			2014
	Domestic Plan	U.K. Plan	International Plans	Domestic Plan	U.K. Plan	International Plans
	(in millions)
Service cost	$2	$—	$1	$2	$—	$1
Interest cost	4	4	1	4	5	1
Expected return on plan assets	(5)	(6)	(1)	(4)	(6)	(1)
Amortization of prior service cost	1	—	—	1	—	—
Amortization of net loss	1	1	—	—	—	—
Net periodic pension cost (credit)	$3	$(1)	$1	$3	$(1)	$1

In February 2012, we were required to post a bond of $76 million under a class action lawsuit against Hilton and the Domestic Plan to support potential future plan contributions from us. We were required by our insurers to fund a cash account as collateral for the bond. In November 2014, $57 million of the cash collateral was released to us based on the requirements of our insurer, and as of March 31, 2015, $19 million that remained in the account was classified as restricted cash and cash equivalents in our condensed consolidated balance sheet. In February 2015, the bond was ordered to be released, and we expect to receive the remaining cash collateral during 2015.

Note 14: Share-Based Compensation

Stock Plan

Under the Hilton Worldwide Holdings Inc. 2013 Omnibus Incentive Plan (the "Stock Plan"), we issue time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options") and performance-vesting restricted stock units and restricted stock (collectively, "performance shares").

We recognized share-based compensation expense for awards granted under the Stock Plan of $28 million and $11 million during the three months ended March 31, 2015 and 2014, respectively, which includes amounts reimbursed by hotel owners. As of March 31, 2015, unrecognized compensation costs for unvested awards was approximately $172 million, which is expected to be recognized over a weighted-average period of 2.1 years on a straight-line basis.

As of March 31, 2015, there were 68,334,884 shares of common stock available for future issuance under the Stock Plan.

Restricted Stock Units

During the three months ended March 31, 2015, we issued 2,017,138 RSUs with a grant date fair value of $27.46, which generally vest in annual installments over two or three years from the date of grant. Vested RSUs generally are settled for our common stock, with the exception of certain awards that are settled in cash.

Stock Options

During the three months ended March 31, 2015, we issued 928,585 options with an exercise price of $27.46, which vest over three years from the date of grant, and terminate 10 years from the date of grant or earlier if the individual’s service terminates.

The grant date fair value of these option grants was $8.39, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility(1)	28.00%
Dividend yield(2)	—%
Risk-free rate(3)	1.67%
Expected term (in years)(4)	6.0
____________

(1)
Due to limited trading history for our common stock, we did not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of our share price. As a result, we used an average historical volatility of our peer group over a time period consistent with our expected term assumption in addition to our historical volatility. Our peer group was determined based upon companies in our industry with similar business models and is consistent with those used to benchmark our executive compensation.

(2)	At the date of grant we had no plans to pay dividends during the expected term of these options.

(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.

(4)	Estimated using the average of the vesting periods and the contractual term of the options.

As of March 31, 2015, 304,940 options were exercisable.

Performance Shares

During the three months ended March 31, 2015, we issued 1,227,140 performance shares. The performance shares are settled at the end of the three-year performance period with 50 percent of the shares subject to achievement based on a measure of (1) the Company’s total shareholder return relative to the total shareholder returns of members of a peer company group ("relative shareholder return") and the other 50 percent of the shares subject to achievement based on (2) the Company’s earnings before interest expense, taxes and depreciation and amortization ("EBITDA") compound annual growth rate ("EBITDA CAGR").

The grant date fair value of these performance share grants based on relative shareholder return was $32.98, which was determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	24.00%
Dividend yield(2)	—%
Risk-free rate(3)	1.04%
Expected term (in years)(4)	2.8
____________

(1)
Due to limited trading history for our common stock, we did not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of our share price. As a result, we used an average historical volatility of our peer group over a time period consistent with our expected term assumption in addition to our historical volatility. Our peer group was determined based upon companies in our industry with similar business models and is consistent with those used to benchmark our executive compensation.

(2)	At the date of grant we had no plans to pay dividends during the expected term of these performance shares.

(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.

(4)	Midpoint of the 30-calendar day period preceding the end of the performance period.

The grant date fair value of these performance share grants based on our EBITDA CAGR was $27.46. For these shares, we determined that the performance condition is probable of achievement and as of March 31, 2015, we recognized compensation expense as follows:

Achievement Percentage
Performance shares granted in 2014	150%
Performance shares granted in 2015	100%

Promote Plan

Prior to December 2013, certain members of our senior management team participated in an executive compensation plan (the "Promote Plan"). Equity awards under the Promote Plan were exchanged for restricted shares of common stock in connection with our initial public offering and 80 percent have vested as of December 11, 2014. The remaining 20 percent will vest on the date that our Sponsor ceases to own 50 percent or more of the shares of the Company, contingent on employment through that date, or on the separation date for employees terminated under certain circumstances specified in the Promote Plan agreement.

During the three months ended March 31, 2015, the vesting conditions of these restricted shares of common stock were modified to accelerate vesting for two participants such that the remaining 20 percent of each participant's award would vest on their respective termination dates, whereas the award would not have otherwise vested. As a result of this modification, we recorded incremental compensation expense of $1 million during the three months ended March 31, 2015.

During the three months ended March 31, 2015 and 2014, total compensation expense recognized for the Promote Plan was $2 million and $13 million, respectively. As of March 31, 2015, unrecognized compensation expense was $64 million, which is subject to the achievement of a performance condition in the form of a liquidity event that was not probable as of March 31, 2015.

Note 15: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
	March 31,
	2015	2014
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$150	$123
Denominator:
Weighted average shares outstanding	986	985
Basic EPS	$0.15	$0.12

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$150	$123
Denominator:
Weighted average shares outstanding	988	985
Diluted EPS	$0.15	$0.12

Less than 1 million share-based compensation awards were excluded from the computation of diluted EPS for the three months ended March 31, 2015 and 2014 because their effect would have been anti-dilutive under the treasury stock method.

Note 16: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2014	$(446)	$(179)	$(3)	$(628)

Other comprehensive loss before reclassifications	(234)	(1)	(7)	(242)
Amounts reclassified from accumulated other comprehensive loss	—	2	—	2
Net current period other comprehensive income (loss)	(234)	1	(7)	(240)

Balance as of March 31, 2015	$(680)	$(178)	$(10)	$(868)

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2013	$(136)	$(134)	$6	$(264)

Other comprehensive income (loss) before reclassifications	30	—	(3)	27
Amounts reclassified from accumulated other comprehensive loss	—	1	—	1
Net current period other comprehensive income (loss)	30	1	(3)	28

Balance as of March 31, 2014	$(106)	$(133)	$3	$(236)
____________

(1)	Includes net investment hedges.

The following table presents additional information about reclassifications out of accumulated other comprehensive loss:

	Three Months Ended
	March 31,
	2015	2014
	(in millions)
Pension liability adjustment:
Amortization of prior service cost(1)	$(1)	$(1)
Amortization of net loss(1)	(2)	—
Tax benefit(2)(3)	1	—
Total pension liability adjustment reclassifications for the period, net of taxes	(2)	(1)

Total reclassifications for the period, net of tax	$(2)	$(1)
____________

(1)
Reclassified out of accumulated other comprehensive loss to general, administrative and other in the condensed consolidated statements of operations. These amounts were included in the computation of net periodic pension cost (credit). See Note 13: "Employee Benefit Plans" for additional information. Amounts in parentheses indicate a loss in our condensed consolidated statements of operations.

(2)	Reclassified out of accumulated other comprehensive loss to income tax expense in our condensed consolidated statements of operations.

(3)	The tax benefit was less than $1 million for the three months ended March 31, 2014.

Note 17: Business Segments

We are a diversified hospitality company with operations organized in three distinct operating segments: ownership, management and franchise and timeshare. Each segment is managed separately because of its distinct economic characteristics.

The ownership segment includes 131 hotels consisting of 52,133 rooms that we wholly own or lease, as well as consolidated non-wholly owned entities and consolidated VIEs. As of March 31, 2015, this segment included 125 wholly owned and leased hotels, three non-wholly owned hotels and three hotels of consolidated VIEs. While we do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment revenues, we manage these investments in our ownership segment. Our unconsolidated affiliates are primarily investments in entities that owned or leased 16 hotels and one condominium management company totaling 8,399 rooms as of March 31, 2015.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us under one of our proprietary brand names in our brand portfolio. As of March 31, 2015, this segment included 518 managed hotels and 3,652 franchised hotels totaling 4,170 hotels consisting of 653,351 rooms. This segment also earns fees for managing properties in our ownership and timeshare segments.

The timeshare segment includes the development of vacation ownership clubs and resorts, marketing and selling of timeshare intervals, providing timeshare customer financing and resort operations. This segment also provides assistance to third-party developers in selling their timeshare inventory. As of March 31, 2015, this segment included 44 timeshare properties totaling 6,818 units.

Corporate and other represents revenues and related operating expenses generated by the incidental support of hotel operations for owned, leased, managed and franchised hotels and other rental income, as well as corporate assets and related expenditures.

The performance of our operating segments is evaluated primarily based on Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses; (v) furniture, fixtures and equipment ("FF&E") replacement reserves required under certain lease agreements; (vi) reorganization costs; (vii) share-based and certain other compensation expenses; (viii) severance, relocation and other expenses; and (ix) other items. To align with management's view of allocating resources and assessing the performance of our segments and to facilitate comparisons with our competitors, beginning in the first quarter of 2015 Adjusted EBITDA excluded all share-based compensation expense, not just share-based compensation recognized in connection with equity issued prior to and in connection with our initial public offering. We have applied this change in the definition to 2014 historical results presented to allow for comparability.

The following table presents revenues and Adjusted EBITDA for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended
	March 31,
	2015	2014
	(in millions)
Revenues
Ownership(1)(2)	$964	$952
Management and franchise(3)	391	331
Timeshare	321	279
Segment revenues	1,676	1,562
Other revenues from managed and franchised properties	950	827
Other revenues(4)	21	21
Intersegment fees elimination(1)(2)(3)(4)	(48)	(47)
Total revenues	$2,599	$2,363

Adjusted EBITDA
Ownership(1)(2)(3)(4)(5)	$190	$175
Management and franchise(3)	391	331
Timeshare(1)(3)	74	82
Corporate and other(2)(4)	(56)	(80)
Adjusted EBITDA	$599	$508
____________

(1)
Includes charges to timeshare operations for rental fees and fees for other amenities, which were eliminated in our condensed consolidated financial statements. These charges totaled $6 million for the three months ended March 31, 2015 and 2014. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the ownership segment and a cost to timeshare Adjusted EBITDA.

(2)	Includes other intercompany charges of $1 million for the three months ended March 31, 2015 and 2014, which were eliminated in our condensed consolidated financial statements.

(3)
Includes management, royalty and intellectual property fees of $30 million and $27 million for the three months ended March 31, 2015 and 2014, respectively. These fees are charged to consolidated owned and leased properties and were eliminated in our condensed consolidated financial statements. Also includes a licensing fee of $9 million and $11 million for the three months ended March 31, 2015 and 2014, respectively, which is charged to our timeshare segment by our management and franchise segment and was eliminated in our condensed consolidated financial statements. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the management and franchise segment and a cost to ownership Adjusted EBITDA and timeshare Adjusted EBITDA.

(4)
Includes charges to consolidated owned and leased properties for services provided by our wholly owned laundry business of $2 million for the three months ended March 31, 2015 and 2014. These charges were eliminated in our condensed consolidated financial statements.

(5)	Includes unconsolidated affiliate Adjusted EBITDA.

The following table provides a reconciliation of Adjusted EBITDA to EBITDA and EBITDA to net income attributable to Hilton stockholders:

	Three Months Ended
	March 31,
	2015	2014
	(in millions)
Adjusted EBITDA	$599	$508
Net income attributable to noncontrolling interests	—	(1)
Gain on sales of assets, net	145	—
Gain (loss) on foreign currency transactions	(18)	14
FF&E replacement reserve	(13)	(11)
Share-based and other compensation benefit (expense)(1)	(30)	23
Other gain (loss), net	(25)	3
Other adjustment items	(19)	(13)
EBITDA	639	523
Interest expense	(144)	(153)
Interest expense included in equity in earnings from unconsolidated affiliates	(2)	(3)
Income tax expense	(163)	(83)
Depreciation and amortization	(175)	(153)
Depreciation and amortization included in equity in earnings from unconsolidated affiliates	(5)	(8)
Net income attributable to Hilton stockholders	$150	$123
____________

(1)
The three months ended March 31, 2014 includes a benefit of $47 million resulting from the reversal of accruals associated with a cash-based, long-term incentive plan that was terminated in February 2014 and replaced by the Stock Plan.

The following table presents assets for our reportable segments, reconciled to consolidated amounts:

	March 31,	December 31,
	2015	2014
	(in millions)
Assets:
Ownership	$11,446	$11,595
Management and franchise	10,458	10,530
Timeshare	1,895	1,840
Corporate and other	2,106	2,160
	$25,905	$26,125

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended
	March 31,
	2015	2014
	(in millions)
Capital expenditures for property and equipment:
Ownership	$82	$42
Timeshare	2	—
Corporate and other	4	1
	$88	$43

Note 18: Commitments and Contingencies

As of March 31, 2015, we had outstanding guarantees of $25 million, with remaining terms ranging from five years to eight years, for debt and other obligations of third parties. We have one letter of credit for $25 million that has been pledged as collateral for one of these guarantees. Although we believe it is unlikely that material payments will be required under these guarantees or letters of credit, there can be no assurance that this will be the case.

We have also provided performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of March 31, 2015, we had seven contracts containing performance guarantees, with expirations ranging from 2018 to 2030, and possible cash outlays totaling approximately $109 million. Our obligations under these guarantees in future periods are dependent on the operating performance levels of these hotels over the remaining terms of the performance guarantees. We do not have any letters of credit pledged as collateral against these guarantees. As of March 31, 2015 and December 31, 2014, we recorded current liabilities of approximately $7 million and $8 million, respectively, and non-current liabilities of approximately $31 million and $37 million, respectively, in our condensed consolidated balance sheets for obligations under our outstanding performance guarantees that are related to certain VIEs for which we are not the primary beneficiary.

As of March 31, 2015, we had outstanding commitments under third-party contracts of approximately $110 million for capital expenditures at certain owned and leased properties, including our consolidated VIEs. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We have entered into an agreement with an affiliate of the owner of a hotel whereby we have agreed to provide a $60 million junior mezzanine loan to finance the construction of a new hotel. The junior mezzanine loan will be subordinated to a senior mortgage loan and senior mezzanine loan provided by third parties unaffiliated with us and will be funded on a pro rata basis with these loans as the construction costs are incurred. During the three months ended March 31, 2015, we funded $2 million of this commitment, which was included in financing receivables, net in our condensed consolidated balance sheet as of March 31, 2015. We currently expect to fund the remainder of our commitment as follows: $22 million in the remainder of 2015, $34 million in 2016 and $2 million in 2017.

We have entered into an agreement with a developer in Las Vegas, Nevada, whereby we have agreed to purchase residential units from the developer that we will convert to timeshare units to be marketed and sold under our Hilton Grand Vacations brand. Subject to certain conditions, we are required to purchase approximately $92 million of inventory ratably over a maximum period of four years, which is equivalent to purchases of approximately $6 million per quarter. During the three months ended March 31, 2015 and 2014, we purchased $5 million and $11 million, respectively, of inventory under this agreement. As of March 31, 2015, our contractual obligations pursuant to this agreement for the remainder of 2015 and the year ended December 31, 2016 were $19 million and $4 million, respectively.

During 2010, an affiliate of our Sponsor settled a $75 million liability on our behalf in conjunction with a lawsuit settlement by entering into service contracts with the plaintiff. We recorded the portion settled by this affiliate as a capital contribution. Additionally, as part of the settlement, we entered into a guarantee with the plaintiff to pay any shortfall that this affiliate does not fund related to those service contracts up to the value of the settlement amount made by the affiliate. The remaining potential exposure under this guarantee as of March 31, 2015 was approximately $30 million. We have not accrued a liability for this guarantee as we believe the likelihood of any material funding to be remote.

We are involved in other litigation arising from the normal course of business, some of which includes claims for substantial sums. Accruals are recorded when the outcome is probable and can be reasonably estimated in accordance with applicable accounting requirements regarding accounting for contingencies. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2015 will not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

Note 19: Condensed Consolidating Guarantor Financial Information

In October 2013, Hilton Worldwide Finance LLC and Hilton Worldwide Finance Corp. (the "Subsidiary Issuers"), entities formed in August 2013 which are 100 percent owned by the Parent, issued the $1.5 billion of 5.625% senior notes due in 2021 (the "Senior Notes"). The obligations of the Subsidiary Issuers are guaranteed jointly and severally on a senior unsecured basis by the Parent, and certain of the Parent's 100 percent owned domestic restricted subsidiaries (the "Guarantors"). The indenture that governs the Senior Notes provides that any subsidiary of the Company that provides a guarantee of a senior secured credit facility consisting of the Revolving Credit Facility and the Term Loans (the "Senior Secured Credit Facility") will guarantee the Senior Notes. None of our foreign subsidiaries or U.S. subsidiaries owned by foreign subsidiaries or conducting foreign operations; our non-wholly owned subsidiaries; our subsidiaries that secure the CMBS Loan and $514 million in mortgage loans; or certain of our special purpose subsidiaries formed in connection with our Timeshare Facility and Securitized Timeshare Debt guarantee the Senior Notes (collectively, the "Non-Guarantors").

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

The following schedules present the condensed consolidating financial information as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014, for the Parent, Subsidiary Issuers, Guarantors and Non-Guarantors.

	March 31, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$238	$309	$—	$547
Restricted cash and cash equivalents	—	—	137	132	—	269
Accounts receivable, net	—	—	515	384	—	899
Intercompany receivables	—	—	50	—	(50)	—
Inventories	—	—	397	24	—	421
Deferred income tax assets	—	—	9	11	—	20
Current portion of financing receivables, net	—	—	41	19	—	60
Current portion of securitized financing receivables, net	—	—	—	60	—	60
Prepaid expenses	—	—	48	119	(14)	153
Income taxes receivable	—	—	52	—	(23)	29
Other	—	—	7	24	—	31
Total current assets	—	—	1,494	1,082	(87)	2,489
Property, Investments and Other Assets:
Property and equipment, net	—	—	300	8,893	—	9,193
Financing receivables, net	—	—	308	143	—	451
Securitized financing receivables, net	—	—	—	376	—	376
Investments in affiliates	—	—	119	37	—	156
Investments in subsidiaries	4,836	11,154	4,774	—	(20,764)	—
Goodwill	—	—	3,847	2,069	—	5,916
Brands	—	—	4,405	520	—	4,925
Management and franchise contracts, net	—	—	972	280	—	1,252
Other intangible assets, net	—	—	443	196	—	639
Deferred income tax assets	22	5	—	159	(27)	159
Other	—	82	121	146	—	349
Total property, investments and other assets	4,858	11,241	15,289	12,819	(20,791)	23,416

TOTAL ASSETS	$4,858	$11,241	$16,783	$13,901	$(20,878)	$25,905

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$61	$1,394	$691	$(14)	$2,132
Intercompany payables	—	—	—	50	(50)	—
Current maturities of long-term debt	—	—	—	10	—	10
Current maturities of non-recourse debt	—	—	—	137	—	137
Income taxes payable	—	—	—	42	(23)	19
Total current liabilities	—	61	1,394	930	(87)	2,298
Long-term debt	—	6,329	54	4,189	—	10,572
Non-recourse debt	—	—	—	711	—	711
Deferred revenues	—	—	447	—	—	447
Deferred income tax liabilities	—	—	2,280	3,091	(27)	5,344
Liability for guest loyalty program	—	—	742	—	—	742
Other	196	15	712	246	—	1,169
Total liabilities	196	6,405	5,629	9,167	(114)	21,283

Equity:
Total Hilton stockholders' equity	4,662	4,836	11,154	4,774	(20,764)	4,662
Noncontrolling interests	—	—	—	(40)	—	(40)
Total equity	4,662	4,836	11,154	4,734	(20,764)	4,622

TOTAL LIABILITIES AND EQUITY	$4,858	$11,241	$16,783	$13,901	$(20,878)	$25,905

	December 31, 2014
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$270	$296	$—	$566
Restricted cash and cash equivalents	—	—	135	67	—	202
Accounts receivable, net	—	—	478	366	—	844
Intercompany receivables	—	—	46	—	(46)	—
Inventories	—	—	380	24	—	404
Deferred income tax assets	—	—	10	10	—	20
Current portion of financing receivables, net	—	—	47	19	—	66
Current portion of securitized financing receivables, net	—	—	—	62	—	62
Prepaid expenses	—	—	29	124	(20)	133
Income taxes receivable	—	—	154	—	(22)	132
Other	—	—	5	65	—	70
Total current assets	—	—	1,554	1,033	(88)	2,499
Property, Investments and Other Assets:
Property and equipment, net	—	—	305	7,178	—	7,483
Property and equipment, net held for sale	—	—	—	1,543	—	1,543
Financing receivables, net	—	—	272	144	—	416
Securitized financing receivables, net	—	—	—	406	—	406
Investments in affiliates	—	—	123	47	—	170
Investments in subsidiaries	4,924	11,361	4,935	—	(21,220)	—
Goodwill	—	—	3,847	2,307	—	6,154
Brands	—	—	4,405	558	—	4,963
Management and franchise contracts, net	—	—	1,007	299	—	1,306
Other intangible assets, net	—	—	466	208	—	674
Deferred income tax assets	22	1	—	155	(23)	155
Other	—	85	119	152	—	356
Total property, investments and other assets	4,946	11,447	15,479	12,997	(21,243)	23,626

TOTAL ASSETS	$4,946	$11,447	$17,033	$14,030	$(21,331)	$26,125

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$40	$1,384	$695	$(20)	$2,099
Intercompany payables	—	—	—	46	(46)	—
Current maturities of long-term debt	—	—	—	10	—	10
Current maturities of non-recourse debt	—	—	—	127	—	127
Income taxes payable	—	—	5	38	(22)	21
Total current liabilities	—	40	1,389	916	(88)	2,257
Long-term debt	—	6,479	54	4,270	—	10,803
Non-recourse debt	—	—	—	752	—	752
Deferred revenues	—	—	493	2	—	495
Deferred income tax liabilities	—	—	2,306	2,933	(23)	5,216
Liability for guest loyalty program	—	—	720	—	—	720
Other	194	4	710	260	—	1,168
Total liabilities	194	6,523	5,672	9,133	(111)	21,411

Equity:
Total Hilton stockholders' equity	4,752	4,924	11,361	4,935	(21,220)	4,752
Noncontrolling interests	—	—	—	(38)	—	(38)
Total equity	4,752	4,924	11,361	4,897	(21,220)	4,714

TOTAL LIABILITIES AND EQUITY	$4,946	$11,447	$17,033	$14,030	$(21,331)	$26,125

	Three Months Ended March 31, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$52	$912	$(7)	$957
Management and franchise fees and other	—	—	322	74	(25)	371
Timeshare	—	—	299	22	—	321
	—	—	673	1,008	(32)	1,649
Other revenues from managed and franchised properties	—	—	1,081	105	(236)	950
Total revenues	—	—	1,754	1,113	(268)	2,599

Expenses
Owned and leased hotels	—	—	41	749	(22)	768
Timeshare	—	—	236	4	(6)	234
Depreciation and amortization	—	—	92	83	—	175
General, administrative and other	—	—	94	37	(4)	127
	—	—	463	873	(32)	1,304
Other expenses from managed and franchised properties	—	—	1,081	105	(236)	950
Total expenses	—	—	1,544	978	(268)	2,254

Gain (loss) on sales of assets, net	—	—	(1)	146	—	145

Operating income	—	—	209	281	—	490

Interest income	—	—	6	—	—	6
Interest expense	—	(73)	(13)	(58)	—	(144)
Equity in earnings from unconsolidated affiliates	—	—	3	1	—	4
Gain (loss) on foreign currency transactions	—	—	183	(201)	—	(18)
Other loss, net	—	—	—	(25)	—	(25)

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(73)	388	(2)	—	313

Income tax benefit (expense)	(1)	28	(152)	(38)	—	(163)

Income (loss) before equity in earnings from subsidiaries	(1)	(45)	236	(40)	—	150

Equity in earnings (losses) from subsidiaries	151	196	(40)	—	(307)	—

Net income (loss)	150	151	196	(40)	(307)	150
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Hilton stockholders	$150	$151	$196	$(40)	$(307)	$150

Comprehensive income (loss)	$(90)	$144	$168	$(245)	$(67)	$(90)
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Hilton stockholders	$(90)	$144	$168	$(245)	$(67)	$(90)

	Three Months Ended March 31, 2014
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$48	$905	$(8)	$945
Management and franchise fees and other	—	—	268	76	(32)	312
Timeshare	—	—	256	23	—	279
	—	—	572	1,004	(40)	1,536
Other revenues from managed and franchised properties	—	—	947	91	(211)	827
Total revenues	—	—	1,519	1,095	(251)	2,363

Expenses
Owned and leased hotels	—	—	36	754	(19)	771
Timeshare	—	—	190	5	(18)	177
Depreciation and amortization	—	—	73	80	—	153
General, administrative and other	—	—	78	22	(3)	97
	—	—	377	861	(40)	1,198
Other expenses from managed and franchised properties	—	—	947	91	(211)	827
Total expenses	—	—	1,324	952	(251)	2,025

Operating income	—	—	195	143	—	338

Interest income	—	—	1	—	—	1
Interest expense	—	(86)	(12)	(55)	—	(153)
Equity in earnings from unconsolidated affiliates	—	—	3	1	—	4
Gain on foreign currency transactions	—	—	6	8	—	14
Other gain, net	—	—	3	—	—	3

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(86)	196	97	—	207

Income tax benefit (expense)	(4)	33	(72)	(40)	—	(83)

Income (loss) before equity in earnings from subsidiaries	(4)	(53)	124	57	—	124

Equity in earnings from subsidiaries	127	180	56	—	(363)	—

Net income	123	127	180	57	(363)	124
Net income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net income attributable to Hilton stockholders	$123	$127	$180	$56	$(363)	$123

Comprehensive income	$151	$124	$190	$76	$(391)	$150
Comprehensive loss attributable to noncontrolling interests	—	—	—	1	—	1
Comprehensive income attributable to Hilton stockholders	$151	$124	$190	$77	$(391)	$151

	Three Months Ended March 31, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by operating activities	$—	$—	$256	$52	$(22)	$286

Investing Activities:
Capital expenditures for property and equipment	—	—	(5)	(83)	—	(88)
Acquisitions, net of cash acquired	—	—	—	(1,298)	—	(1,298)
Payments received on other financing receivables	—	—	—	1	—	1
Issuance of other financing receivables	—	—	(1)	(1)	—	(2)
Distributions from unconsolidated affiliates	—	—	2	—	—	2
Issuance of intercompany receivables	—	—	(184)	—	184	—
Payments received on intercompany receivables	—	—	163	—	(163)	—
Proceeds from asset dispositions	—	—	—	1,869	—	1,869
Contract acquisition costs	—	—	(7)	(4)	—	(11)
Software capitalization costs	—	—	(8)	—	—	(8)
Net cash provided by (used in) investing activities	—	—	(40)	484	21	465

Financing Activities:
Repayment of debt	—	(150)	—	(560)	—	(710)
Intercompany borrowings	—	—	—	184	(184)	—
Repayment of intercompany borrowings	—	—	—	(163)	163	—
Change in restricted cash and cash equivalents	—	—	—	(57)	—	(57)
Intercompany transfers	—	150	(256)	106	—	—
Dividends paid to Guarantors	—	—	—	(22)	22	—
Distributions to noncontrolling interests	—	—	—	(2)	—	(2)
Excess tax benefits from share-based compensation	—	—	8	—	—	8
Net cash used in financing activities	—	—	(248)	(514)	1	(761)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9)	—	(9)
Net increase (decrease) in cash and cash equivalents	—	—	(32)	13	—	(19)
Cash and cash equivalents, beginning of period	—	—	270	296	—	566

Cash and cash equivalents, end of period	$—	$—	$238	$309	$—	$547

	Three Months Ended March 31, 2014
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by operating activities	$—	$—	$84	$104	$(41)	$147

Investing Activities:
Capital expenditures for property and equipment	—	—	(2)	(41)	—	(43)
Payments received on other financing receivables	—	—	1	—	—	1
Issuance of other financing receivables	—	—	—	(1)	—	(1)
Investments in affiliates	—	—	(2)	—	—	(2)
Distributions from unconsolidated affiliates	—	—	3	—	—	3
Contract acquisition costs	—	—	(1)	(15)	—	(16)
Software capitalization costs	—	—	(15)	—	—	(15)
Net cash used in investing activities	—	—	(16)	(57)	—	(73)

Financing Activities:
Repayment of debt	—	(200)	—	(19)	—	(219)
Debt issuance costs	—	(1)	—	(1)	—	(2)
Change in restricted cash and cash equivalents	—	—	—	(10)	—	(10)
Intercompany transfers	—	201	(197)	(4)	—	—
Dividends paid to Guarantors	—	—	—	(41)	41	—
Distributions to noncontrolling interests	—	—	—	(1)	—	(1)
Net cash used in financing activities	—	—	(197)	(76)	41	(232)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1)	—	(1)
Net decrease in cash and cash equivalents	—	—	(129)	(30)	—	(159)
Cash and cash equivalents, beginning of period	—	—	329	265	—	594

Cash and cash equivalents, end of period	$—	$—	$200	$235	$—	$435

Note 20: Subsequent Events

In April 2015, in connection with our tax deferred exchange of real property, we executed an agreement to purchase an additional property for $112 million and paid a $10 million earnest money deposit.

In April 2015, we entered into an agreement to sell the Hilton Sydney for A$442 million Australian Dollars, which is payable in cash at closing and is subject to customary pro rations and adjustments. At closing, we will enter into a management agreement with a 50-year term, including extensions solely at our option, with the buyer. The buyer has provided a cash deposit of A$44 million Australian Dollars, which is being held in escrow as earnest money, and the completion of the transaction is subject to customary closing conditions. Subject to specified terms and conditions, the closing is expected to occur by June 30, 2015. We intend to use the net proceeds to further reduce the amount outstanding on our Term Loan.

In April 2015, we made a voluntary prepayment of $100 million on our Term Loans.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry, macroeconomic factors beyond our control, competition for hotel guests, management and franchise agreements and timeshare sales, risks related to doing business with third-party hotel owners, our significant investments in owned and leased real estate, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the United States and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

Our Business

Hilton is one of the largest and fastest growing hospitality companies in the world, with 4,362 hotels, resorts and timeshare properties comprising 720,701 rooms in 94 countries and territories as of March 31, 2015. Our premier brand portfolio includes our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton, our full-service hotel brands, Hilton Hotels & Resorts, Curio - A Collection by Hilton, DoubleTree by Hilton and Embassy Suites Hotels, our focused-service hotel brands, Hilton Garden Inn, Hampton Hotels, Homewood Suites by Hilton and Home2 Suites by Hilton, and our timeshare brand, Hilton Grand Vacations. We have approximately 46 million members in our award-winning customer loyalty program, Hilton HHonors.

Segments and Regions

Management analyzes our operations and business by both operating segments and geographic regions. Our operations consist of three reportable segments that are based on similar products or services: management and franchise; ownership; and timeshare. The management and franchise segment provides services, which include hotel management and licensing of our brands to franchisees, as well as property management at timeshare properties. This segment generates its revenue from management and franchise fees charged to hotel owners, including our owned and leased hotels, and to homeowners' associations at timeshare properties. As a manager of hotels and timeshare resorts, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services. The ownership segment derives earnings from providing hotel room rentals, food and beverage sales and other services at our owned and leased hotels. The timeshare segment consists of multi-unit vacation ownership properties and generates revenue by marketing and selling timeshare interests owned by Hilton and third parties, resort operations and providing consumer financing for the timeshare interests.

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

As of March 31, 2015, approximately 76 percent of our system-wide hotel rooms were located in the U.S. We expect that the percentage of our hotel rooms outside the U.S. will continue to increase in future years as hotels in our pipeline open.

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

To support our growth strategy, we continue to expand our development pipeline. As of March 31, 2015, we had a total of 1,432 hotels in our development pipeline, representing approximately 240,000 rooms under construction or approved for development throughout 81 countries and territories. Of the rooms in the pipeline, approximately 134,000 rooms, or more than half of the pipeline, were located outside the U.S. As of March 31, 2015, approximately 126,000 rooms, representing over half of our development pipeline, were under construction. All of the rooms in the pipeline and under construction are within our management and franchise segment. We do not consider any individual development project relating to properties under our management and franchise segment to be material to us.

Additionally, in recent years we have entered into sales and marketing agreements to sell timeshare units on behalf of third-party developers. Our supply of third-party developed timeshare intervals was approximately 104,000, or 81 percent of our total supply, as of March 31, 2015.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those: (i) that were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) that have not undergone a change in brand or ownership during the current or comparable periods reported; (iii) that have not sustained substantial property damage, business interruption, undergone large-scale capital projects; and (iv) for which comparable results are available. Of the 4,318 hotels in our system as of March 31, 2015, 3,765 were classified as comparable hotels. Our 553 non-comparable hotels included 81 properties, or approximately two percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, business interruption, undergone large-scale capital projects or comparable results were not available.

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

ADR

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

RevPAR

We calculate Revenue per Available Room ("RevPAR") by dividing hotel room revenue by room nights available to guests for a given period. We consider RevPAR to be a meaningful indicator of our performance as it provides a metric correlated to two primary and key drivers of operations at our hotels: occupancy and ADR. RevPAR is also a useful indicator in measuring performance over comparable periods for comparable hotels.

References to RevPAR, ADR and occupancy are presented on a comparable basis and references to RevPAR and ADR are presented on a currency neutral basis (all periods use the same exchange rates), unless otherwise noted.

EBITDA and Adjusted EBITDA

For a discussion of our definition of EBITDA and Adjusted EBITDA, see Note 17: "Business Segments" in our unaudited condensed consolidated financial statements.

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

Results of Operations
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
The hotel operating statistics by segment for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance
	March 31, 2015	2015 vs. 2014
Owned and leased hotels
Occupancy	73.6%	1.4%	pts.
ADR	$176.75	1.3%
RevPAR	$130.16	3.4%

Managed and franchised hotels
Occupancy	70.9%	2.1%	pts.
ADR	$134.33	3.8%
RevPAR	$95.25	6.9%

System-wide
Occupancy	71.1%	2.1%	pts.
ADR	$138.31	3.5%
RevPAR	$98.40	6.6%

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance
	March 31, 2015	2015 vs. 2014
Americas
Occupancy	72.0%	1.8%	pts.
ADR	$136.85	4.0%
RevPAR	$98.50	6.6%

Europe
Occupancy	68.0%	2.7%	pts.
ADR	$140.91	1.3%
RevPAR	$95.81	5.5%

MEA
Occupancy	64.9%	2.4%	pts.
ADR	$161.39	1.5%
RevPAR	$104.72	5.4%

Asia Pacific
Occupancy	65.8%	6.1%	pts.
ADR	$147.42	(0.1)%
RevPAR	$96.99	10.1%

During the three months ended March 31, 2015, we experienced RevPAR increases in all segments and regions of our business, and occupancy and rate increases in all regions except Asia Pacific, where rates declined slightly in order to generate demand in certain markets with increasing supply.

Revenues

Owned and leased hotels

	Three Months Ended March 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
U.S. owned and leased hotels	$547	$500	9.4
International owned and leased hotels	410	445	(7.9)
	$957	$945	1.3

As of March 31, 2015, we had 44 consolidated owned and leased hotels located in the U.S., comprising 26,851 rooms. The addition of new hotels to our U.S. owned and leased system contributed to the growth in revenue. From March 31, 2014 to March 31, 2015 we added nine U.S. owned and leased hotels on a net basis which resulted in additional revenues of $32 million during the three months ended March 31, 2015. U.S. owned and leased hotel revenues also increased as a result of an increase in RevPAR of 3.3 percent at our U.S. comparable owned and leased hotels, resulting from an increase in transient room revenue of 5.0 percent.

As of March 31, 2015, we had 87 consolidated owned and leased hotels located outside of the U.S., comprising 25,282 rooms. The decrease in revenues from our international (non-U.S.) owned and leased hotels included an unfavorable movement in foreign currency rates of $51 million. This unfavorable movement was a result of the strengthening of the U.S. Dollar ("USD") compared to that of currencies primarily in the Europe and Asia Pacific regions, where the majority of our owned and leased hotels outside of the U.S. are located. On a currency neutral basis, revenue increased $16 million. The increase in currency neutral revenue resulted from an increase in RevPAR at our international comparable owned and leased hotels of 3.5 percent. This increase was primarily as a result of increased group business and transient guest room revenue of 6.4 percent and 1.7 percent, respectively. In addition, food and beverage revenues increased 4.2 percent on a currency neutral basis at our international owned and leased hotels.

Management and franchise fees and other

	Three Months Ended March 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Management fees	$96	$93	3.2
Franchise fees	256	200	28.0
Other	19	19	—
	$371	$312	18.9

The increase in our management and franchise fees are a result of increases in RevPAR of 7.9 percent and 6.6 percent at our comparable managed and franchised properties, respectively. The increases in RevPAR for managed and franchised hotels were a result of increases in both occupancy and ADR. Franchise fees also increased as a result of a $35 million increase in change in ownership and other license fees.

From March 31, 2014 to March 31, 2015 we added 10 managed properties on a net basis, including new development and ownership type transfers, contributing an additional 3,867 rooms to our system, as well as 202 franchised properties on a net basis, providing an additional 30,715 rooms to our system. As new hotels are established in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods.

Timeshare

	Three Months Ended March 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Timeshare sales	$237	$199	19.1
Resort operations	50	49	2.0
Financing and other	34	31	9.7
	$321	$279	15.1

Timeshare sales revenue increased as a result of increases in commissions recognized from the sale of third-party developed intervals of approximately $72 million. This increase was partially offset by a decrease in revenue of $34 million related to the sale of timeshare intervals developed by us. This decrease was primarily related to the recognition of previously deferred revenues during the three months ended March 31, 2014 resulting from the completed construction and opening of one of our developed properties in 2014.

Operating Expenses

Owned and leased hotels

	Three Months Ended March 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
U.S. owned and leased hotels	$388	$357	8.7
International owned and leased hotels	380	414	(8.2)
	$768	$771	(0.4)

Fluctuations in operating expenses at our owned and leased hotels can relate to various factors, including changes in occupancy levels, labor costs, utilities, taxes and insurance costs. The change in the number of occupied room nights directly affects certain variable expenses, which include payroll, supplies and other operating expenses.

The addition of new hotels to our U.S. owned and leased system contributed to the growth in operating expenses. From March 31, 2014 to March 31, 2015 we added nine U.S. owned and leased hotels on a net basis which resulted in additional operating expenses of $12 million during the three months ended March 31, 2015. The remaining increase in operating expenses at our U.S. comparable owned and leased hotels was primarily as a result of increases in payroll costs.

The decrease in international owned and leased hotels operating expenses included a favorable movement in foreign currency rates of $47 million. This favorable movement was a result of the strengthening of the USD compared to that of currencies primarily in the Europe and Asia Pacific regions, where the majority of our owned and leased hotels outside of the U.S. are located. On a currency neutral basis, operating expenses increased $13 million. The increase was primarily as a result of increases in payroll and other operating costs.

Timeshare

	Three Months Ended March 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Timeshare sales	$188	$135	39.3
Resort operations	31	30	3.3
Financing and other	15	12	25.0
	$234	$177	32.2

Timeshare sales expense increased primarily as a result of a $35 million increase in the cost of product related to the reacquisition of owned timeshare inventory for future expected resale. The remaining increase was primarily related to higher sales and marketing expenses, mainly related to our capital light timeshare business.

	Three Months Ended March 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Depreciation and amortization	$175	$153	14.4

Amortization expense increased $17 million primarily as a result of $13 million in accelerated amortization of a management contract intangible asset related to properties that were managed by us prior to being acquired; see Note 3: "Acquisitions" in our unaudited condensed consolidated financial statements for additional discussion. Depreciation expense increased $5 million resulting from assets acquired or placed into service from our owned and leased hotels during and after the three months ended March 31, 2014.

	Three Months Ended March 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
General, administrative and other	$127	$97	30.9

General and administrative expenses consist of our corporate operations, compensation and related expenses, including share-based compensation, and other operating costs. General and administrative expenses were $109 million and $80 million for the three months ended March 31, 2015 and 2014. The increase was primarily as a result of the reversal of accruals related to the termination of a cash-based, long-term incentive plan that was replaced with a share-based compensation plan in the first quarter of 2014 resulting in an $18 million reduction in general and administrative expense for the three months ended March 31, 2014. The increase was also as a result of increased severance costs of approximately $13 million for the three months ended March 31, 2015 compared to the same period in the prior year.

Other expenses for the three months ended March 31, 2015 and 2014 were $18 million and $17 million, respectively.

Gain on sales of assets, net

In February 2015, we completed the sale of the Waldorf Astoria New York for a purchase price of $1.95 billion. As a result of the sale, we recognized a gain of $146 million included in gain on sales of assets, net in our condensed consolidated statement of operations for the three months ended March 31, 2015. See Note 4: "Disposals" in our unaudited condensed consolidated financial statements for additional discussion.

Non-operating Income and Expenses

	Three Months Ended March 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Interest expense	$144	$153	(5.9)

Interest expense decreased $9 million primarily as a result of a decrease in our indebtedness from the debt prepayments of $950 million on the Term Loans between March 31, 2014 and March 31, 2015.

	Three Months Ended March 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Equity in earnings from unconsolidated affiliates	$4	$4	—

Equity in earnings from unconsolidated affiliates remained relatively unchanged as the performance of our unconsolidated affiliates remained consistent with the first quarter of 2014.

	Three Months Ended March 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Gain (loss) on foreign currency transactions	$(18)	$14	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The net gain (loss) on foreign currency transactions primarily relates to changes in foreign currency rates on our short-term cross-currency intercompany loans, predominantly those denominated in the Australian Dollar and Brazilian Real during the three months ended March 31, 2015, resulting in a loss on foreign currency transactions.

	Three Months Ended March 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Other gain (loss), net	$(25)	$3	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The other loss, net for the three months ended March 31, 2015 was primarily related to transaction costs from the acquisition of properties in connection with the tax deferred exchange. See Note 3: "Acquisitions" in our unaudited condensed consolidated financial statements for additional discussion. Additionally, as a result of the repayment of the Waldorf Astoria Loan, we recognized a loss of $6 million from the derecognition of the unamortized debt issuance costs. See Note 4: "Disposals" in our unaudited condensed consolidated financial statements for additional discussion.

The other gain, net for the three months ended March 31, 2014 was primarily related to the pre-tax gain of $3 million resulting from the sale of our interest in an investment in affiliate accounted for under the equity method.

	Three Months Ended March 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Income tax expense	$163	$83	96.4

The increase in income tax expense was due in part to an $106 million increase in our income before income taxes. Further, income tax expense increased as a result of a higher effective tax rate for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our effective tax rate was higher as a result of the reduction in goodwill in connection with the sale of the Waldorf Astoria New York and losses incurred by certain foreign subsidiaries for which no tax benefits were recognized. In addition, a foreign jurisdiction where we had deferred tax assets reduced its statutory tax rate, resulting in a reduction to the deferred tax asset and corresponding recognition of income tax expense of $6 million. Absent these items our effective tax rate would have approximated our statutory tax rate. For further discussion of our effective tax rate, see Note 12: "Income Taxes" in our unaudited condensed consolidated financial statements.

Segment Results

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 17: "Business Segments" in our unaudited condensed consolidated financial statements. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income attributable to Hilton stockholders. For a discussion of how management uses EBITDA and Adjusted EBITDA to manage our business and material limitations on its usefulness, refer to "—Key Business and Financial Metrics Used by Management."

The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts:

	Three Months Ended March 31,		Percent Change
	2015	2014(1)	2015 vs. 2014
	(in millions)
Revenues
Ownership	$964	$952	1.3
Management and franchise	391	331	18.1
Timeshare	321	279	15.1
Segment revenues	1,676	1,562	7.3
Other revenues from managed and franchised properties	950	827	14.9
Other revenues	21	21	—
Intersegment fees elimination	(48)	(47)	2.1
Total revenues	$2,599	$2,363	10.0

Adjusted EBITDA
Ownership	$190	$175	8.6
Management and franchise	391	331	18.1
Timeshare	74	82	(9.8)
Corporate and other	(56)	(80)	(30.0)
Adjusted EBITDA	$599	$508	17.9
____________

(1)	Historical results reflect the change in the definition of Adjusted EBITDA. See Note 17: "Business Segments" for additional information.

Ownership

Ownership segment revenues increased $12 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily as a result of an improvement in RevPAR of 3.4 percent, at our comparable owned and leased hotels. Ownership Adjusted EBITDA increased $15 million primarily as a result of the increase in ownership segment revenues, as well as the decrease in owned and leased operating expenses of $3 million. Refer to "—Revenues—Owned and leased hotels" and "—Operating Expenses—Owned and leased hotels" for further discussion of the changes in revenues and operating expenses at our owned and leased hotels.

Management and franchise

Management and franchise segment revenues increased $60 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily as a result of an increase in RevPAR at our comparable managed and franchised properties of 6.9 percent, as well as the net addition of hotels to our managed and franchised system. Refer to "—Revenues—Management and franchise and other" for further discussion on the increase in revenues from our managed and franchised properties. Management and franchise Adjusted EBITDA increased as a result of the increase in management and franchise segment revenues.

Timeshare

Timeshare Adjusted EBITDA decreased $8 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily as a result of the increase in timeshare revenues of $42 million offset by the increase in timeshare operating expenses of $57 million. Refer to "—Revenues—Timeshare" and "—Operating Expenses—Timeshare" for a discussion of the changes in revenues and operating expenses from our timeshare segment.

Supplemental Financial Data for Unrestricted U.S. Real Estate Subsidiaries

As of March 31, 2015, we owned a majority or controlling financial interest in 56 hotels, representing 29,731 rooms. Of these owned hotels, 33 hotels, representing an aggregate of 22,836 rooms as of March 31, 2015, were owned by subsidiaries that we collectively refer to as our "Unrestricted U.S. Real Estate Subsidiaries." The properties held by our Unrestricted U.S. Real Estate Subsidiaries secure our $3,487 million CMBS Loan and $514 million in mortgage loans and are not included in the collateral securing the Senior Secured Credit Facility. In addition, the Unrestricted U.S. Real Estate Subsidiaries are not subject to any of the restrictive covenants in the indenture that governs our $1.5 billion of Senior Notes, which are unsecured.

In February 2015, we completed the sale of the Waldorf Astoria New York and repaid the Waldorf Astoria Loan in full. In addition, in February 2015, we acquired five properties that are Unrestricted U.S. Real Estate Subsidiaries and assumed a $450 million mortgage loan on two of these properties. For further discussion see Note 3: "Acquisitions" and Note 4 "Disposals" in our condensed consolidated financial statements.

We have included this supplemental financial data to comply with certain financial information requirements regarding our Unrestricted U.S. Real Estate Subsidiaries set forth in the indenture that governs our Senior Notes. For the three months ended March 31, 2015, the Unrestricted U.S. Real Estate Subsidiaries represented 19.4 percent of our total revenues, 96.0 percent of net income attributable to Hilton stockholders and 22.5 percent of our Adjusted EBITDA, and as of March 31, 2015, represented 34.0 percent of our total assets and 31.3 percent of our total liabilities.

The following table presents supplemental unaudited financial data, as required by the indenture that governs our Senior Notes, for our Unrestricted U.S. Real Estate Subsidiaries:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Revenues	$504	$460
Net income attributable to Hilton stockholders	144	16
Capital expenditures for property and equipment	62	27
Adjusted EBITDA(1)	135	119
Cash provided by (used in):
Operating activities	54	53
Investing activities	509	(27)
Financing activities	(536)	(28)
____________

(1)
The following table provides a reconciliation of our Unrestricted U.S. Real Estate Subsidiaries' Adjusted EBITDA and EBITDA to net income attributable to Hilton stockholders, which we believe is the most closely comparable U.S. GAAP financial measure:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Adjusted EBITDA	$135	$119
Other loss, net	(25)	—
Gain on sale of assets, net	146	—
Other adjustment items	(2)	(1)
EBITDA	254	118
Interest expense	(42)	(41)
Income tax expense	(13)	(11)
Depreciation and amortization	(55)	(50)
Net income attributable to Hilton stockholders	$144	$16

The following table presents supplemental unaudited financial data, as required by the indenture that governs our Senior Notes, for our Unrestricted U.S. Real Estate Subsidiaries:

	March 31,	December 31,
	2015	2014
	(in millions)
Assets	$8,812	$8,698
Liabilities	6,658	6,713

Liquidity and Capital Resources

Overview

As of March 31, 2015, we had total cash and cash equivalents of $816 million, including $269 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance related to cash collateral on our self-insurance programs, escrowed cash from our timeshare operations and cash restricted under our long-term debt agreements.

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

During the three months ended March 31, 2015, we made a voluntary prepayment of $150 million on our Term Loans. In February 2015, we completed the sale of the Waldorf Astoria New York hotel and repaid in full the $525 million Waldorf Astoria Loan and assumed the Bonnet Creek Loan of $450 million, resulting in a net reduction of $75 million in mortgage debt.

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

Sources and Uses Of Our Cash and Cash Equivalents

The following table summarizes our net cash flows and key metrics related to our liquidity:

	As of and for the three months ended March 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Net cash provided by operating activities	$286	$147	94.6
Net cash provided by (used in) investing activities	465	(73)	NM(1)
Net cash used in financing activities	(761)	(232)	NM(1)
Working capital surplus(2)	191	309	(38.2)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

(2)	Total current assets less total current liabilities.

Our ratio of current assets to current liabilities was 1.08 and 1.11 as of March 31, 2015 and December 31, 2014, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from management and franchise fee revenue, operating income from our owned and leased properties and sales of timeshare units.

The $139 million increase in net cash provided by operating activities was primarily as a result of improved operating income, as well as an increase in distributions from unconsolidated affiliates of $10 million and a decrease in cash paid for interest of $9 million.

Investing Activities

The $538 million increase in net cash provided by investing activities was primarily attributable to proceeds from the sale of the Waldorf Astoria New York of $1,869 million, offset by the proceeds used of $1,298 million in the acquisitions of the properties in the tax deferred exchange. Additionally, there was an increase in capital expenditures of $45 million, primarily related to planned capital projects at our owned and leased hotels, offset by decreases in software capitalization costs and contract acquisition costs of $7 million and $5 million, respectively.

For the three months ended March 31, 2015 and 2014, we capitalized labor costs relating to capital expenditures and software development of $2 million and $1 million, respectively.

Financing Activities

The $529 million increase in net cash used in financing activities was primarily attributable to the early repayment of the Waldorf Astoria Loan of $525 million in connection with the sale of the Waldorf Astoria New York.

Capital Expenditures

Our capital expenditures for property and equipment of $88 million and $43 million during the three months ended March 31, 2015 and 2014, respectively, primarily consisted of expenditures related to the renovation of existing owned and leased properties and our corporate facilities. Our software capitalization costs of $8 million and $15 million, respectively, related to various systems initiatives for the benefit of our hotel owners and our overall corporate operations. As of March 31, 2015, we had outstanding commitments under construction contracts of approximately $110 million for capital expenditures at certain owned and leased properties, including our consolidated VIEs. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

Senior Secured Credit Facility

Our Revolving Credit Facility provides for $1.0 billion in borrowings, including the ability to draw up to $150 million in the form of letters of credit. As of March 31, 2015, we had $45 million of letters of credit outstanding under our Revolving Credit Facility, and a borrowing capacity of $955 million. We are currently required to pay a commitment fee of 0.125 percent per annum under the Revolving Credit Facility in respect of the unused commitments thereunder.

Debt

As of March 31, 2015, our total indebtedness, excluding $219 million of our share of debt of our investments in affiliates, was approximately $11.5 billion, including $848 million of non-recourse debt. For further information on our total indebtedness and debt repayments, refer to Note 9: "Debt" in our unaudited condensed consolidated financial statements.

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

Off-Balance Sheet Arrangements

See Note 18: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for discussion of our off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Since the date of our Annual Report on Form 10-K, there have been no material changes to our critical accounting policies or the methods or assumptions we apply under them.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates, which may affect future income, cash flows and the fair value of the Company, depending on changes to interest rates and/or foreign exchange rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objective described above, and we do not use derivatives for trading or speculative purposes. See Note 10: "Derivative Instruments and Hedging Activities" in our unaudited condensed consolidated financial statements for additional discussion. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Item 1A.     Risk Factors

As of March 31, 2015, there have been no material changes from the risk factors previously disclosed in response to "Part I —Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Hilton Sydney

One of our wholly owned subsidiaries (the "Seller") entered into an agreement, effective April 29, 2015, to sell the entity that owns the Hilton Sydney to an affiliate of Bright Ruby Resources Pte Ltd. (the "Buyer") for an aggregate purchase price of A$442 million Australian Dollars, which is payable in cash at closing and is subject to customary prorations and adjustments. At closing, a wholly owned subsidiary of the Company intends to enter into a management agreement with a 50-year term with the Buyer, pursuant to which we will continue to operate the hotel under our "Hilton Hotels & Resorts" brand.

Subject to specified and customary terms and conditions and limited adjournment rights, the transaction is expected to close in the second quarter of 2015. We intend to use the proceeds from the sale primarily to pay down outstanding debt. The purchase agreement has no due diligence period, and the closing of the transaction is not subject to the availability of financing. The Buyer has provided a cash deposit of A$44 million Australian Dollars, which is being held in escrow as earnest money.

The purchase agreement contains customary representations and warranties by both the Seller and the Buyer. One of our other wholly owned subsidiaries will guarantee certain post-closing indemnification obligations of the Seller that may arise out of a breach of the Seller’s representations, warranties or post-closing covenants.

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding Travelport Worldwide Limited, which may be considered an affiliate of Blackstone and, therefore, our affiliate.

Item 6.     Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).
3.2	Bylaws of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 17, 2013).
4.1	Third Supplemental Indenture, dated as of March 3, 2015, among Embassy Suites Management LLC, HLT Existing Franchise Holding LLC and Wilmington Trust, National Association, as trustee.
10.1	Form of 2015 Performance Share Agreement.*
10.2	Form of 2015 Restricted Stock Unit Agreement.*
10.3	Form of 2015 Nonqualified Stock Option Agreement.*
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
___________
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

Date: April 29, 2015