Form 10-Q
period 2015-06-30
Hilton Worldwide Holdings Inc.
filed 2015-07-29
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of July 28, 2015 was 987,450,969.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$511	$566
Restricted cash and cash equivalents	248	202
Accounts receivable, net of allowance for doubtful accounts of $30 and $29	937	844
Inventories	424	404
Deferred income tax assets	20	20
Current portion of financing receivables, net	66	66
Current portion of securitized financing receivables, net	59	62
Prepaid expenses	146	133
Income taxes receivable	38	132
Other	52	70
Total current assets (variable interest entities - $133 and $136)	2,501	2,499
Property, Intangibles and Other Assets:
Property and equipment, net	9,191	7,483
Property and equipment, net held for sale	111	1,543
Financing receivables, net	502	416
Securitized financing receivables, net	347	406
Investments in affiliates	156	170
Goodwill	5,945	6,154
Brands	4,940	4,963
Management and franchise contracts, net	1,217	1,306
Other intangible assets, net	629	674
Deferred income tax assets	154	155
Other	358	356
Total property, intangibles and other assets (variable interest entities - $538 and $613)	23,550	23,626
TOTAL ASSETS	$26,051	$26,125
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$2,260	$2,099
Current maturities of long-term debt	10	10
Current maturities of non-recourse debt	136	127
Income taxes payable	20	21
Total current liabilities (variable interest entities - $177 and $162)	2,426	2,257
Long-term debt	10,400	10,803
Non-recourse debt	644	752
Deferred revenues	395	495
Deferred income tax liabilities	5,192	5,216
Liability for guest loyalty program	744	720
Other	1,181	1,168
Total liabilities (variable interest entities - $681 and $788)	20,982	21,411
Commitments and contingencies - see Note 18
Equity:
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 30,000,000,000 authorized shares, 987,479,736 issued and 987,450,969 outstanding as of June 30, 2015 and 984,623,863 issued and outstanding as of December 31, 2014	10	10
Additional paid-in capital	10,115	10,028
Accumulated deficit	(4,347)	(4,658)
Accumulated other comprehensive loss	(673)	(628)
Total Hilton stockholders' equity	5,105	4,752
Noncontrolling interests	(36)	(38)
Total equity	5,069	4,714
TOTAL LIABILITIES AND EQUITY	$26,051	$26,125

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Owned and leased hotels	$1,135	$1,117	$2,092	$2,062
Management and franchise fees and other	407	354	778	666
Timeshare	319	276	640	555
	1,861	1,747	3,510	3,283
Other revenues from managed and franchised properties	1,061	920	2,011	1,747
Total revenues	2,922	2,667	5,521	5,030

Expenses
Owned and leased hotels	817	833	1,585	1,604
Timeshare	220	188	454	365
Depreciation and amortization	173	158	348	311
General, administrative and other	221	133	348	230
	1,431	1,312	2,735	2,510
Other expenses from managed and franchised properties	1,061	920	2,011	1,747
Total expenses	2,492	2,232	4,746	4,257

Gain (loss) on sales of assets, net	(3)	—	142	—

Operating income	427	435	917	773

Interest income	2	5	8	6
Interest expense	(149)	(158)	(293)	(311)
Equity in earnings from unconsolidated affiliates	9	8	13	12
Gain (loss) on foreign currency transactions	5	32	(13)	46
Other gain (loss), net	18	11	(7)	14

Income before income taxes	312	333	625	540

Income tax expense	(145)	(121)	(308)	(204)

Net income	167	212	317	336
Net income attributable to noncontrolling interests	(6)	(3)	(6)	(4)
Net income attributable to Hilton stockholders	$161	$209	$311	$332

Earnings per share
Basic	$0.16	$0.21	$0.32	$0.34
Diluted	$0.16	$0.21	$0.31	$0.34

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$167	$212	$317	$336
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $121, $66, $30 and $102	192	53	(42)	81
Pension liability adjustment, net of tax of $—, $(1), $(1) and $(1)	1	3	2	4
Cash flow hedge adjustment, net of tax of $(1), $3, $3 and $5	2	(6)	(5)	(9)
Total other comprehensive income (loss)	195	50	(45)	76

Comprehensive income	362	262	272	412
Comprehensive income attributable to noncontrolling interests	(6)	(3)	(6)	(2)
Comprehensive income attributable to Hilton stockholders	$356	$259	$266	$410

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating Activities
Net income	$317	$336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	348	311
Gain on sales of assets, net	(142)	—
Equity in earnings from unconsolidated affiliates	(13)	(12)
Loss (gain) on foreign currency transactions	13	(46)
Other loss (gain), net	7	(14)
Share-based compensation	100	41
Distributions from unconsolidated affiliates	20	11
Deferred income taxes	10	(42)
Change in restricted cash and cash equivalents	(9)	(1)
Working capital changes and other	(3)	(72)
Net cash provided by operating activities	648	512

Investing Activities
Capital expenditures for property and equipment	(159)	(110)
Acquisitions, net of cash acquired	(1,410)	—
Payments received on other financing receivables	2	2
Issuance of other financing receivables	(6)	(1)
Investments in affiliates	(5)	(5)
Distributions from unconsolidated affiliates	9	11
Proceeds from asset dispositions	1,869	35
Contract acquisition costs	(19)	(21)
Software capitalization costs	(23)	(32)
Net cash provided by (used in) investing activities	258	(121)

Financing Activities
Borrowings	34	350
Repayment of debt	(961)	(783)
Debt issuance costs	—	(2)
Change in restricted cash and cash equivalents	(29)	(17)
Capital contribution	—	13
Distributions to noncontrolling interests	(4)	(2)
Excess tax benefits from share-based compensation	8	—
Net cash used in financing activities	(952)	(441)

Effect of exchange rate changes on cash and cash equivalents	(9)	1
Net decrease in cash and cash equivalents	(55)	(49)
Cash and cash equivalents, beginning of period	566	594

Cash and cash equivalents, end of period	$511	$545

Supplemental Disclosures
Cash paid during the year:
Interest	$231	$257
Income taxes, net of refunds	197	141

Non-cash investing activities:
Long-term debt assumed	(450)	—
Capital lease restructuring	—	11

Non-cash financing activities:
Long-term debt assumed	450	—
Capital lease restructuring	(24)	11

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock					Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2014	985	$10	$10,028	$(4,658)	$(628)	$(38)	$4,714
Net income	—	—	—	311	—	6	317
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(42)	—	(42)
Pension liability adjustment	—	—	—	—	2	—	2
Cash flow hedge adjustment	—	—	—	—	(5)	—	(5)
Other comprehensive income (loss)	—	—	—	—	(45)	—	(45)
Share-based compensation	2	—	79	—	—	—	79
Excess tax benefits on equity awards	—	—	8	—	—	—	8
Distributions	—	—	—	—	—	(4)	(4)
Balance as of June 30, 2015	987	$10	$10,115	$(4,347)	$(673)	$(36)	$5,069

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock					Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2013	985	$10	$9,948	$(5,331)	$(264)	$(87)	$4,276
Net income	—	—	—	332	—	4	336
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	83	(2)	81
Pension liability adjustment	—	—	—	—	4	—	4
Cash flow hedge adjustment	—	—	—	—	(9)	—	(9)
Other comprehensive income (loss)	—	—	—	—	78	(2)	76
Share-based compensation	—	—	48	—	—	—	48
Capital contribution	—	—	13	—	—	—	13
Distributions	—	—	—	—	—	(2)	(2)
Balance as of June 30, 2014	985	$10	$10,009	$(4,999)	$(186)	$(87)	$4,747
.

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. ("Hilton" together with its subsidiaries, "we," "us," "our," the "Company" or the "Parent"), a Delaware corporation, is one of the largest hospitality companies in the world based upon the number of hotel rooms and timeshare units under our 12 distinct brands. We are engaged in owning, leasing, managing, developing and franchising hotels, resorts and timeshare properties. As of June 30, 2015, we owned, leased, managed or franchised 4,396 hotel and resort properties, totaling 724,943 rooms in 95 countries and territories, as well as 44 timeshare properties comprising 6,908 units.

As of June 30, 2015, affiliates of The Blackstone Group L.P. ("Blackstone" or "our Sponsor") beneficially owned approximately 45.9 percent of our common stock.

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014 have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Accounting Standards Not Yet Adopted

In May 2015, the FASB issued ASU No. 2015-07 ("ASU 2015-07"), Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). This ASU removes the requirement to categorize the investments for which fair value is measured using net asset value per share within the fair value hierarchy. The provisions of ASU 2015-07 are effective for reporting periods beginning after December 15, 2015 and are to be applied retrospectively; early adoption is permitted. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05 ("ASU 2015-05"), Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides a basis for evaluating whether a cloud computing arrangement includes a software license, whereby if an arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses, and if it does not, the customer should account for the arrangement as a service contract. The provisions of ASU 2015-05 are effective for reporting periods beginning after December 15, 2015; early adoption is permitted. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset, which is consistent with the presentation of debt discounts and premiums. The provisions of ASU 2015-03 are effective for reporting periods beginning after December 15, 2015 and are to be applied retrospectively; early adoption is permitted. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of ASU 2014-09 are effective for reporting periods beginning after December 15, 2016; however, in a July 2015 meeting, the FASB affirmed its proposal to defer the effective date by one year. The provisions of this ASU are to be applied retrospectively; early adoption prior to the original effective date is not permitted. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

Note 3: Acquisitions

In February 2015, we used proceeds from the sale of the Waldorf Astoria New York (see Note 4: "Assets Held for Sale and Disposals") to acquire, as part of a tax deferred exchange of real property, the following properties from sellers affiliated with Blackstone for a total purchase price of $1.76 billion:

•	the resort complex consisting of the Waldorf Astoria Orlando and the Hilton Orlando Bonnet Creek in Orlando, Florida (the "Bonnet Creek Resort");

•	the Casa Marina Resort in Key West, Florida;

•	the Reach Resort in Key West, Florida; and

•	the Parc 55 hotel in San Francisco, California.

In June 2015, we acquired the Juniper Hotel Cupertino in Cupertino, California to complete the tax deferred exchange of real property, discussed above, for a total purchase price of $112 million.

We incurred transaction costs of $7 million and $26 million recognized in other gain (loss), net in our condensed consolidated statements of operations for the three and six months ended June 30, 2015, respectively.

As of the acquisition dates, the fair value of the assets and liabilities acquired were as follows:

(in millions)
Cash and cash equivalents	$16
Restricted cash and cash equivalents	8
Inventories	1
Prepaid expenses	3
Other current assets	1
Property and equipment	1,868
Other intangible assets, net	4
Accounts payable, accrued expenses and other	(25)
Long-term debt	(450)
Net assets acquired	$1,426

The fair value of net assets acquired are subject to adjustments as additional information relative to the fair value at the acquisition date becomes available through the measurement period, which can extend for up to one year after the acquisition date. See Note 11: "Fair Value Measurements" for additional details on the fair value techniques and inputs used for the measurement of the assets and liabilities.

The results of operations from these properties included in the condensed consolidated statements of operations were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
	(in millions)
Total revenues	$89	$144
Income before income taxes	19	34

Note 4: Assets Held for Sale and Disposals

Hilton Sydney

In April 2015, we entered into an agreement to sell the Hilton Sydney, a wholly owned hotel, for a purchase price of 442 million Australian Dollars ("AUD") (equivalent to $339 million as of June 30, 2015), which is payable in cash at closing and is subject to customary pro rations and adjustments. The buyer provided a cash deposit of 44 million AUD (equivalent to $34 million as of June 30, 2015), which was held in escrow as earnest money. The sale was completed in July 2015 (see Note 20: "Subsequent Events").

As of June 30, 2015, assets and liabilities held for sale related to the Hilton Sydney, which is within our ownership segment, were as follows:

(in millions)
Assets:
Current assets held for sale(1)	$12
Property and equipment, net held for sale:
Land	4
Buildings and leasehold improvements	134
Furniture and equipment	7
145
Accumulated depreciation and amortization	(34)
Total property and equipment, net held for sale	111
Total assets held for sale	$123

Liabilities:
Current liabilities related to assets held for sale(2)	$10
Total liabilities held for sale	$10
____________

(1)	Amounts included in other current assets in our condensed consolidated balance sheet as of June 30, 2015.

(2)	Amounts included in accounts payable, accrued liabilities and other in our condensed consolidated balance sheet as of June 30, 2015.

Waldorf Astoria New York

In February 2015, we completed the sale of the Waldorf Astoria New York for a purchase price of $1.95 billion and we repaid in full the existing mortgage loan secured by our Waldorf Astoria New York property (the "Waldorf Astoria Loan") of approximately $525 million. As a result of this repayment, we recognized a loss of $6 million in other gain (loss), net in our condensed consolidated statement of operations for the six months ended June 30, 2015 related to the reduction of the Waldorf Astoria Loan's remaining carrying amount of debt issuance costs. Additionally, the Waldorf Astoria New York property was considered a business within our ownership segment; therefore, we reduced the carrying amount of our goodwill and reduced the gain recognized on the sale by $185 million, the amount representing the fair value of the business disposed of relative to the portion of our ownership reporting unit goodwill that was retained. As a result of the sale, we recognized a gain, net of transaction costs, of $144 million included in gain (loss) on sales of assets, net in our condensed consolidated statement of operations for the six months ended June 30, 2015.

Sale of Other Property and Equipment

During the six months ended June 30, 2014, we completed the sale of one hotel for approximately $4 million and a vacant parcel of land for approximately $6 million. As a result of these sales, we recognized a pre-tax gain of $12 million, including the reclassification of a currency translation adjustment of $4 million, from accumulated other comprehensive loss prior to the disposition. The gain was included in other gain (loss), net in our condensed consolidated statement of operations for the six months ended June 30, 2014. Additionally, during the six months ended June 30, 2014, we completed the sale of certain land and easement rights to an affiliate of Blackstone in connection with a timeshare project. As a result, the affiliate of Blackstone acquired the rights to the name, plans, designs, contracts and other documents related to the timeshare project. The total consideration received for this transaction was approximately $37 million. We recognized $13 million, net of tax, as a capital contribution within additional paid-in capital, representing the excess of the fair value of the consideration received over the carrying value of the assets sold.

Note 5: Property and Equipment

Property and equipment were as follows:

	June 30,	December 31,
	2015	2014
	(in millions)
Land	$3,487	$3,009
Buildings and leasehold improvements	6,346	5,150
Furniture and equipment	1,249	1,140
Construction-in-progress	98	53
	11,180	9,352
Accumulated depreciation and amortization	(1,989)	(1,869)
	$9,191	$7,483

Depreciation and amortization expense on property and equipment, including amortization of assets recorded under capital leases, was $89 million and $79 million during the three months ended June 30, 2015 and 2014, respectively, and $172 million and $156 million during the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015 and December 31, 2014, property and equipment included approximately $145 million and $149 million, respectively, of capital lease assets primarily consisting of buildings and leasehold improvements, net of $65 million and $64 million, respectively, of accumulated depreciation and amortization.

Note 6: Financing Receivables

Financing receivables were as follows:

	June 30, 2015
	Securitized Timeshare	Unsecuritized Timeshare(1)	Other	Total
	(in millions)
Financing receivables	$366	$536	$34	$936
Less: allowance	(19)	(67)	(1)	(87)
	347	469	33	849

Current portion of financing receivables	62	73	2	137
Less: allowance	(3)	(9)	—	(12)
	59	64	2	125

Total financing receivables	$406	$533	$35	$974

	December 31, 2014
	Securitized Timeshare	Unsecuritized Timeshare(1)	Other	Total
	(in millions)
Financing receivables	$430	$454	$22	$906
Less: allowance	(24)	(58)	(2)	(84)
	406	396	20	822

Current portion of financing receivables	66	74	2	142
Less: allowance	(4)	(10)	—	(14)
	62	64	2	128

Total financing receivables	$468	$460	$22	$950
____________

(1)
Included in this balance, we had $164 million of gross timeshare financing receivables secured under our revolving non-recourse timeshare financing receivables credit facility (the "Timeshare Facility"), as of June 30, 2015 and December 31, 2014.

Timeshare Financing Receivables

As of June 30, 2015, we had 52,402 timeshare financing receivables with interest rates ranging from zero percent to 20.50 percent, a weighted average interest rate of 11.98 percent, a weighted average remaining term of 7.5 years and maturities through 2025. As of June 30, 2015 and December 31, 2014, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $31 million.

The changes in our allowance for uncollectible timeshare financing receivables were as follows:

	Six Months Ended
	June 30,
	2015	2014
	(in millions)
Beginning balance	$96	$92
Write-offs	(15)	(16)
Provision for uncollectibles on sales	17	15
Ending balance	$98	$91

Our timeshare financing receivables as of June 30, 2015 mature as follows:

	Securitized Timeshare	Unsecuritized Timeshare
Year	(in millions)
2015 (remaining)	$30	$45
2016	63	59
2017	65	63
2018	64	64
2019	60	64
Thereafter	146	314
	428	609
Less: allowance	(22)	(76)
	$406	$533

The following table details an aged analysis of our gross timeshare financing receivables balance:

	June 30,	December 31,
	2015	2014
	(in millions)
Current	$997	$980
30 - 89 days past due	9	13
90 - 119 days past due	3	2
120 days and greater past due	28	29
	$1,037	$1,024

Note 7: Investments in Affiliates

Investments in affiliates were as follows:

	June 30,	December 31,
	2015	2014
	(in millions)
Equity investments	$143	$153
Other investments	13	17
	$156	$170

We maintain investments in affiliates accounted for under the equity method, which are primarily investments in entities that owned or leased 16 hotels as of June 30, 2015 and December 31, 2014. These entities had total debt of approximately $945 million and $929 million as of June 30, 2015 and December 31, 2014, respectively. Substantially all of the debt is secured solely by the affiliates' assets or is guaranteed by other partners without recourse to us.

Note 8: Consolidated Variable Interest Entities

As of June 30, 2015 and December 31, 2014, we consolidated five variable interest entities ("VIEs"). During the six months ended June 30, 2015 and 2014, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Two of our VIEs lease hotels from unconsolidated affiliates in Japan. We hold a significant ownership interest in these VIEs and have the power to direct the activities that most significantly affect their economic performance. Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised the following:

	June 30,	December 31,
	2015	2014
	(in millions)
Cash and cash equivalents	$30	$26
Property and equipment, net	44	49
Non-recourse debt	205	237

The assets of these entities are only available to settle the obligations of these entities. Interest expense related to the non-recourse debt of these two consolidated VIEs was $10 million and $5 million during the three months ended June 30, 2015 and 2014, respectively, and $15 million and $10 million during the six months ended June 30, 2015 and 2014, respectively, and was included in interest expense in our condensed consolidated statements of operations.

In June 2015, one of our consolidated VIEs in Japan modified the terms of its capital lease, resulting in a reduction in non-recourse debt of $24 million. This amount was recognized as a gain in other gain (loss), net in our condensed consolidated statement of operations during the three and six months ended June 30, 2015, as the leased asset had previously been fully impaired.

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

	June 30,	December 31,
	2015	2014
	(in millions)
Restricted cash and cash equivalents	$17	$20
Securitized financing receivables, net	406	468
Non-recourse debt	414	481

Our condensed consolidated statements of operations included interest income related to these VIEs of $13 million and $12 million during the three months ended June 30, 2015 and 2014, respectively, and $28 million and $19 million during the six months ended June 30, 2015 and 2014, respectively, included in timeshare revenue. Additionally, our condensed consolidated statements of operations included interest expense related to these VIEs of $2 million during the three months ended June 30, 2015 and 2014, and $5 million and $3 million during the six months ended June 30, 2015 and 2014, respectively. See Note 6: "Financing Receivables" and Note 9: "Debt" for additional details.

We have an additional consolidated VIE that owns one hotel that was immaterial to our condensed consolidated financial statements.

Note 9: Debt

Long-term Debt

Long-term debt balances, including obligations for capital leases, and associated interest rates as of June 30, 2015 were as follows:

	June 30,	December 31,
	2015	2014
	(in millions)
Senior secured term loan facility with a rate of 3.50%, due 2020	$4,675	$5,000
Senior notes with a rate of 5.625%, due 2021	1,500	1,500
Commercial mortgage-backed securities loan with an average rate of 4.06%, due 2018(1)	3,487	3,487
Mortgage loans with an average rate of 3.99%, due 2016 to 2020(2)	647	721
Other unsecured notes with a rate of 7.50%, due 2017	54	54
Capital lease obligations with an average rate of 6.12%, due 2015 to 2097	66	72
	10,429	10,834
Less: current maturities of long-term debt	(10)	(10)
Less: unamortized discount on senior secured term loan facility	(19)	(21)
	$10,400	$10,803
____________

(1)	The initial maturity date of the variable-rate component of this borrowing is November 1, 2015. We assumed all extensions, which are solely at our option, were exercised.

(2)	For mortgage loans with extensions that are solely at our option, we assumed they were exercised.

During the six months ended June 30, 2015, we made voluntary prepayments of $325 million on our senior secured term loan facility (the "Term Loans").

As of June 30, 2015, we had $45 million of letters of credit outstanding under our $1.0 billion senior secured revolving credit facility (the "Revolving Credit Facility"), and a borrowing capacity of $955 million.

In February 2015, we repaid the $525 million Waldorf Astoria Loan concurrent with the sale of the Waldorf Astoria New York. See Note 4: "Assets Held for Sale and Disposals" for further information on the transaction.

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

Our commercial mortgage-backed securities loan secured by 23 of our U.S. owned real estate assets (the "CMBS Loan") and the Bonnet Creek Loan require us to deposit with the lenders certain cash reserves for restricted uses. As of June 30, 2015 and December 31, 2014, our condensed consolidated balance sheets included $69 million and $19 million, respectively, of restricted cash and cash equivalents related to these loans.

Non-recourse Debt

Non-recourse debt, including obligations for capital leases, and associated interest rates as of June 30, 2015 were as follows:

	June 30,	December 31,
	2015	2014
	(in millions)
Capital lease obligations of consolidated VIEs with a rate of 6.34%, due 2018 to 2026	$185	$216
Non-recourse debt of consolidated VIEs with an average rate of 3.75%, due 2015 to 2018(1)	31	32
Timeshare Facility with a rate of 1.19%, due 2017	150	150
Securitized Timeshare Debt with an average rate of 1.97%, due 2026	414	481
	780	879
Less: current maturities of non-recourse debt	(136)	(127)
	$644	$752
____________

(1)	Excludes the non-recourse debt of our VIEs that issued the Securitized Timeshare Debt, as it is presented separately.

We are required to deposit payments received from customers on the pledged timeshare financing receivables and securitized timeshare financing receivables related to the Timeshare Facility and Securitized Timeshare Debt, respectively, into a depository account maintained by a third party. On a monthly basis, the depository account will first be utilized to make any required principal, interest and other payments due with respect to the Timeshare Facility and Securitized Timeshare Debt. After payment of all amounts due under the respective agreements, any remaining amounts will be remitted to us for use in our operations. The balance in the depository account, totaling $21 million and $25 million as of June 30, 2015 and December 31, 2014, respectively, was included in restricted cash and cash equivalents in our condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our long-term debt and non-recourse debt as of June 30, 2015 were as follows:

Year	(in millions)
2015 (remaining)	$88
2016	213
2017	349
2018(1)	3,563
2019(1)	481
Thereafter	6,515
$11,209
____________

(1)	We assumed all extensions on the CMBS Loan and Bonnet Creek Loan for purposes of calculating maturity dates.

Note 10: Derivative Instruments and Hedging Activities

During the six months ended June 30, 2015 and 2014, derivatives were used to hedge the interest rate risk associated with variable-rate debt. Certain of our loan agreements require us to hedge interest rate risk using derivative instruments.

During the six months ended June 30, 2015, derivatives were also used to hedge foreign exchange risk associated with certain foreign currency denominated cash balances.

Cash Flow Hedges

As of June 30, 2015, we held four interest rate swaps with an aggregate notional amount of $1.45 billion, which swap three-month LIBOR on the Term Loans to a fixed rate of 1.87 percent and expire in October 2018. We elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

Non-designated Hedges

As of June 30, 2015, we held 47 short-term foreign exchange forward contracts in the notional amount of $451 million to offset exposure to fluctuations in our foreign currency denominated cash balances. We elected not to designate these foreign exchange forward contracts as hedging instruments.

As of June 30, 2015, we held the following interest rate caps:

•	one interest rate cap in the notional amount of $875 million, for the variable-rate component of the CMBS Loan, that expires in November 2015 and caps one-month LIBOR at 6.0 percent;

•	one interest rate cap in the notional amount of $525 million that expires in November 2015 and caps one-month LIBOR at 4.0 percent; and

•	one interest rate cap in the notional amount of $338 million that expires in May 2016 and caps one-month LIBOR at 3.0 percent on the Bonnet Creek Loan.

We did not elect to designate any of these interest rate caps as hedging instruments.

Fair Value of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated balance sheets were as follows:

	June 30, 2015		December 31, 2014
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
		(in millions)		(in millions)
Cash Flow Hedges:
Interest rate swaps	Other liabilities	$12	Other liabilities	$4

Non-designated Hedges:
Interest rate caps(1)	Other assets	—	Other assets	—
Forward contracts(1)	Other assets	—	Other assets	—
Forward contracts(2)	Accounts payable, accrued expenses and other	2	Accounts payable, accrued expenses and other	—
____________

(1)	The fair values of our interest rate caps and forward contracts were less than $1 million as of June 30, 2015 and December 31, 2014.

(2)	The fair values of our forward contracts were less than $1 million as of December 31, 2014.

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) before any effect for income taxes were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification of Gain (Loss) Recognized	2015	2014	2015	2014
		(in millions)
Cash Flow Hedges:
Interest rate swaps(1)	Other comprehensive income (loss)	$3	$(9)	$(8)	$(14)

Non-designated Hedges:
Interest rate caps	Other gain (loss), net	—	—	—	—
Forward contracts	Gain (loss) on foreign currency transactions	8	N/A	6	N/A
____________

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three and six months ended June 30, 2015 and 2014.

Note 11: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities, which included related current portions, were as follows:

	June 30, 2015
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$250	$—	$250	$—
Restricted cash equivalents	22	—	22	—
Timeshare financing receivables	1,037	—	—	1,036
Liabilities:
Long-term debt(1)	10,344	1,623	—	8,862
Non-recourse debt(2)	564	—	—	561
Interest rate swaps	12	—	12	—

	December 31, 2014
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$326	$—	$326	$—
Restricted cash equivalents	38	—	38	—
Timeshare financing receivables	1,024	—	—	1,021
Liabilities:
Long-term debt(1)	10,741	1,630	—	9,207
Non-recourse debt(2)	631	—	—	626
Interest rate swaps	4	—	4	—
____________

(1)	Excludes capital lease obligations with a carrying value of $66 million and $72 million as of June 30, 2015 and December 31, 2014, respectively.

(2)
Excludes capital lease obligations of consolidated VIEs with a carrying value of $185 million and $216 million as of June 30, 2015 and December 31, 2014, respectively, and non-recourse debt of consolidated VIEs with a carrying value of $31 million and $32 million, respectively.

We believe the carrying amounts of our other financial assets and liabilities approximated fair value as of June 30, 2015 and December 31, 2014. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

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

As a result of our acquisition of certain properties during the six months ended June 30, 2015, we measured financial and nonfinancial assets at fair value on a nonrecurring basis (see Note 3: "Acquisitions"), as follows:

Fair Value(1)
(in millions)
Property and equipment	$1,868
Long-term debt	450
____________

(1)	Fair values were estimated using significant unobservable inputs (Level 3).

We estimated the fair values of the property and equipment using discounted cash flow analysis, with an estimated stabilized growth rate of 3 percent to 4 percent, discounted cash flow terms ranging from 10 years to 11 years, a terminal capitalization rate of 7 percent to 8 percent and a discount rate of 9 percent to 10 percent. The discount and terminal capitalization rates used for the fair value of the assets reflect the risk profile of the individual markets where the assets are located and are not necessarily indicative of our hotel portfolio as a whole.

The fair value of the long-term debt assumed was estimated based on the expected future cash flows discounted at a risk-adjusted rate of one-month LIBOR plus 275 basis points.

No financial or nonfinancial assets were measured at fair value on a nonrecurring basis as of or for the six months ended June 30, 2014.

Note 12: Income Taxes

At the end of each quarter we estimate the effective tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, foreign, state and local income taxes. The annual effective tax rate expected to be applied for the full year is higher than our statutory tax rate primarily because no tax benefit was recognized for compensation costs incurred for the executive compensation plan that certain members of our senior management team participated in prior to December 2013 (the "Promote Plan") or for the reduction of goodwill in connection with the sale of the Waldorf Astoria New York (see Note 4: "Assets Held for Sale and Disposals" for further information). The higher effective tax rate, as compared to our statutory tax rate, for the three and six months ended June 30, 2015, was largely attributable to the reduction of goodwill in connection with the sale of the Waldorf Astoria New York and compensation costs under the Promote Plan for which no tax benefits were recognized. In addition, a foreign jurisdiction where we had deferred tax assets reduced its statutory tax rate, resulting in a reduction to the deferred tax asset and a corresponding recognition of income tax expense of $6 million during the six months ended June 30, 2015.

Our total unrecognized tax benefits as of June 30, 2015 and December 31, 2014 were $402 million and $401 million, respectively. We had accrued approximately $26 million and $22 million for the payment of interest and penalties as of June 30, 2015 and December 31, 2014, respectively. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

As a result of the expected resolution of examination issues with federal, state and foreign tax authorities, we believe it is reasonably possible that during the next 12 months the amount of unrecognized tax benefits will decrease up to $24 million. Included in the balance of unrecognized tax benefits as of June 30, 2015 and December 31, 2014 were $369 million and $367 million, respectively, associated with positions that, if favorably resolved, would provide a benefit to our effective tax rate.

We file income tax returns, including returns for our subsidiaries, with federal, state and foreign jurisdictions. We are under regular and recurring audit by the IRS and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. We are no longer subject to U.S. federal income tax examination for years through 2004. As of June 30, 2015, we remain subject to federal examinations from 2005-2013, state examinations from 1999-2013 and foreign examinations of our income tax returns for the years 1996 through 2014.

In April 2014, we received 30-day Letters from the IRS and the Revenue Agents Report ("RAR") for the 2006 and October 2007 tax years. We disagreed with several of the proposed adjustments in the RAR, filed a formal appeals protest with the IRS and did not make any tax payments related to this audit. The issues being protested in appeals relate to assertions by the IRS that: (1) certain foreign currency-denominated, intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries; (2) in calculating the amount of U.S. taxable income resulting from our Hilton HHonors guest loyalty program, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed; and (3) certain foreign-currency denominated loans issued by one of our Luxembourg subsidiaries whose functional currency is USD, should instead be treated as issued by one of our Belgian subsidiaries whose functional currency is the Euro, and thus foreign currency gains and losses with respect to such loans should have been measured in Euros, instead of USD. In total, the proposed adjustments sought by the IRS would result in additional U.S. federal tax owed of approximately $696 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to our Hilton HHonors guest loyalty program would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. We plan to pursue all available administrative remedies, and if we are not able to resolve these matters administratively, we plan to pursue judicial remedies. Accordingly, as of June 30, 2015, no accrual has been made for these amounts.

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

The components of net periodic pension cost (credit) for the Domestic Plan, U.K. Plan and International Plans were as follows:

	Three Months Ended June 30,
	2015			2014
	Domestic Plan	U.K. Plan	International Plans	Domestic Plan	U.K. Plan	International Plans
	(in millions)
Service cost	$1	$—	$—	$2	$—	$1
Interest cost	4	4	1	4	4	1
Expected return on plan assets	(5)	(6)	(1)	(5)	(6)	(1)
Amortization of prior service cost	1	—	—	1	—	—
Amortization of net loss	1	—	1	1	—	—
Settlement losses	—	—	2	1	—	—
Net periodic pension cost (credit)	$2	$(2)	$3	$4	$(2)	$1

	Six Months Ended June 30,
	2015			2014
	Domestic Plan	U.K. Plan	International Plans	Domestic Plan	U.K. Plan	International Plans
	(in millions)
Service cost	$3	$—	$1	$4	$—	$2
Interest cost	8	8	2	8	9	2
Expected return on plan assets	(10)	(12)	(2)	(9)	(12)	(2)
Amortization of prior service cost	2	—	—	2	—	—
Amortization of net loss	2	1	1	1	—	—
Settlement losses	—	—	2	1	—	—
Net periodic pension cost (credit)	$5	$(3)	$4	$7	$(3)	$2

In February 2012, we were required to post a bond of $76 million under a class action lawsuit against Hilton and the Domestic Plan to support potential future plan contributions from us. We were required by our insurers to fund a cash account as collateral for the bond. As of June 30, 2015, the bond had been released and the full amount of the cash collateral was returned to us.

Note 14: Share-Based Compensation

Stock Plan

Under the Hilton Worldwide Holdings Inc. 2013 Omnibus Incentive Plan (the "Stock Plan"), we issue time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options"), performance-vesting restricted stock units and restricted stock (collectively, "performance shares") and deferred share units ("DSUs").

We recognized share-based compensation expense for awards granted under the Stock Plan of $27 million and $24 million during the three months ended June 30, 2015 and 2014, respectively, and $55 million and $35 million during the six months ended June 30, 2015 and 2014, respectively, which included amounts reimbursed by hotel owners. As of June 30, 2015, unrecognized compensation costs for unvested awards was approximately $147 million, which is expected to be recognized over a weighted-average period of 2.0 years on a straight-line basis.

As of June 30, 2015, there were 68,434,143 shares of common stock available for future issuance under the Stock Plan.

Restricted Stock Units

During the six months ended June 30, 2015, we issued 2,042,032 RSUs with a weighted average grant date fair value of $27.48, which generally vest in annual installments over two or three years from the date of grant. Vested RSUs generally are settled for our common stock, with the exception of certain awards that are settled in cash.

Stock Options

During the six months ended June 30, 2015, we issued 928,585 options with an exercise price of $27.46, which vest over three years from the date of grant, and terminate 10 years from the date of grant or earlier if the individual’s service terminates.

The grant date fair value of these options was $8.39, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility(1)	28.00%
Dividend yield(2)	—%
Risk-free rate(3)	1.67%
Expected term (in years)(4)	6.0
____________

(1)
Due to limited trading history of our common stock, we did not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of our share price. As a result, we used an average historical volatility of our peer group over a time period consistent with our expected term assumption in addition to our historical volatility. Our peer group was determined based upon companies in our industry with similar business models and is consistent with those used to benchmark our executive compensation.

(2)	At the date of grant we had no plans to pay dividends during the expected term of these options.

(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.

(4)	Estimated using the average of the vesting periods and the contractual term of the options.

As of June 30, 2015, 299,615 options were exercisable.

Performance Shares

During the six months ended June 30, 2015, we issued 1,227,140 performance shares. The performance shares are settled at the end of the three-year performance period with 50 percent of the shares subject to achievement based on a measure of the Company’s total shareholder return relative to the total shareholder returns of members of a peer company group ("relative shareholder return") and the other 50 percent of the shares subject to achievement based on the Company’s earnings before interest expense, taxes and depreciation and amortization ("EBITDA") compound annual growth rate ("EBITDA CAGR").

The grant date fair value of these performance shares based on relative shareholder return was $32.98, which was determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	24.00%
Dividend yield(2)	—%
Risk-free rate(3)	1.04%
Expected term (in years)(4)	2.8
____________

(1)
Due to limited trading history of our common stock, we did not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of our share price. As a result, we used an average historical volatility of our peer group over a time period consistent with our expected term assumption in addition to our historical volatility. Our peer group was determined based upon companies in our industry with similar business models and is consistent with those used to benchmark our executive compensation.

(2)	At the date of grant we had no plans to pay dividends during the expected term of these performance shares.

(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.

(4)	Midpoint of the 30-calendar day period preceding the end of the performance period.

The grant date fair value of these performance shares based on our EBITDA CAGR was $27.46. For performance shares based on our EBITDA CAGR, we determined that the performance condition is probable of achievement and as of June 30, 2015, we recognized compensation expense based on the anticipated achievement percentage as follows:

Achievement Percentage
Performance shares granted in 2014	150%
Performance shares granted in 2015	125%

Deferred Share Units

During the three months ended June 30, 2015, we issued to our independent directors 14,451 DSUs with a grant date fair value of $29.06, which are fully vested and non-forfeitable on the grant date. DSUs are settled for shares of our common stock and deliverable upon the earlier of termination of the individual's service on our Board of Directors or a change in control.

Promote Plan

Equity awards under the Promote Plan were exchanged for restricted shares of common stock in connection with our initial public offering and 80 percent vested as of December 11, 2014. In May 2015, our Sponsor ceased to own 50 percent or more of the shares of the Company, at which point the remaining 20 percent of restricted shares of common stock vested, resulting in the recognition of compensation expense of $64 million upon occurrence of that event.

During the three months ended June 30, 2015 and 2014, total compensation expense recognized for the Promote Plan was $64 million and $6 million, respectively, and was $66 million and $19 million during the six months ended June 30, 2015 and 2014, respectively.

Note 15: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$161	$209	$311	$332
Denominator:
Weighted average shares outstanding	987	985	986	985
Basic EPS	$0.16	$0.21	$0.32	$0.34

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$161	$209	$311	$332
Denominator:
Weighted average shares outstanding	989	985	989	985
Diluted EPS	$0.16	$0.21	$0.31	$0.34

Approximately 2 million and 1 million share-based compensation awards were excluded from the computation of diluted EPS for the three and six months ended June 30, 2015, respectively, and 1 million awards were excluded for the three and six months ended June 30, 2014 because their effect would have been anti-dilutive under the treasury stock method.

Note 16: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2014	$(446)	$(179)	$(3)	$(628)

Other comprehensive loss before reclassifications	(42)	(2)	(5)	(49)
Amounts reclassified from accumulated other comprehensive loss	—	4	—	4
Net current period other comprehensive income (loss)	(42)	2	(5)	(45)

Balance as of June 30, 2015	$(488)	$(177)	$(8)	$(673)

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2013	$(136)	$(134)	$6	$(264)

Other comprehensive income (loss) before reclassifications	87	2	(9)	80
Amounts reclassified from accumulated other comprehensive loss	(4)	2	—	(2)
Net current period other comprehensive income (loss)	83	4	(9)	78

Balance as of June 30, 2014	$(53)	$(130)	$(3)	$(186)
____________

(1)	Includes net investment hedges.

The following table presents additional information about reclassifications out of accumulated other comprehensive loss:

	Six Months Ended
	June 30,
	2015	2014
	(in millions)
Currency translation adjustment:
Sale and liquidation of foreign assets(1)	$—	$4
Total currency translation adjustment reclassifications for the period, net of taxes	—	4

Pension liability adjustment:
Amortization of prior service cost(2)	$(2)	$(2)
Amortization of net loss(2)	(4)	(1)
Tax benefit(3)	2	1
Total pension liability adjustment reclassifications for the period, net of taxes	(4)	(2)

Total reclassifications for the period, net of tax	$(4)	$2
____________

(1)
Reclassified out of accumulated other comprehensive loss to other gain (loss), net in our condensed consolidated statements of operations. Amounts in parentheses indicate a loss in our condensed consolidated statements of operations.

(2)
Reclassified out of accumulated other comprehensive loss to general, administrative and other in our condensed consolidated statements of operations. These amounts were included in the computation of net periodic pension cost (credit). See Note 13: "Employee Benefit Plans" for additional information. Amounts in parentheses indicate a loss in our condensed consolidated statements of operations.

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

The ownership segment included 149 properties totaling 60,759 rooms, comprising 126 hotels that we wholly owned or leased, three consolidated non-wholly owned entities, three consolidated VIEs, as well as 17 unconsolidated investments in affiliates comprising 16 hotels and one management company, as of June 30, 2015. While we do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment revenues, we manage these investments in our ownership segment.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us under one of our proprietary brand names in our brand portfolio. As of June 30, 2015, this segment included 513 managed hotels and 3,734 franchised hotels totaling 4,247 hotels consisting of 664,184 rooms. This segment also earns fees for managing properties in our ownership and timeshare segments.

The timeshare segment includes the development of vacation ownership clubs and resorts, marketing and selling of timeshare intervals, providing timeshare customer financing and resort operations. This segment also provides assistance to third-party developers in selling their timeshare inventory. As of June 30, 2015, this segment included 44 timeshare properties totaling 6,908 units.

Corporate and other represents revenues and related operating expenses generated by the incidental support of hotel operations for owned, leased, managed and franchised hotels and other rental income, as well as corporate assets and related expenditures.

The performance of our operating segments is evaluated primarily based on Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses; (v) furniture, fixtures and equipment ("FF&E") replacement reserves required under certain lease agreements; (vi) reorganization costs; (vii) share-based and certain other compensation expenses; (viii) severance, relocation and other expenses; and (ix) other items. To align with management's view of allocating resources and assessing the performance of our segments and to facilitate comparisons with our competitors, beginning in the first quarter of 2015, Adjusted EBITDA excluded all share-based compensation expense, not just share-based compensation recognized in connection with equity issued prior to and in connection with our initial public offering. We have applied this change in the definition to 2014 historical results presented to allow for comparability.

The following table presents revenues and Adjusted EBITDA for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Revenues
Ownership(1)(2)	$1,141	$1,126	$2,105	$2,078
Management and franchise(3)	434	371	825	702
Timeshare	319	276	640	555
Segment revenues	1,894	1,773	3,570	3,335
Other revenues from managed and franchised properties	1,061	920	2,011	1,747
Other revenues(4)	21	25	42	46
Intersegment fees elimination(1)(2)(3)(4)	(54)	(51)	(102)	(98)
Total revenues	$2,922	$2,667	$5,521	$5,030

Adjusted EBITDA
Ownership(1)(2)(3)(4)(5)	$318	$292	$508	$467
Management and franchise(3)	434	371	825	702
Timeshare(1)(3)	86	71	160	153
Corporate and other(2)(4)	(61)	(60)	(117)	(140)
Adjusted EBITDA	$777	$674	$1,376	$1,182
____________

(1)
Includes charges to timeshare operations for rental fees and fees for other amenities, which were eliminated in our condensed consolidated financial statements. These charges totaled $5 million and $8 million for the three months ended June 30, 2015 and 2014, respectively, and $11 million and $14 million for the six months ended June 30, 2015 and 2014, respectively. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the ownership segment and a cost to timeshare Adjusted EBITDA.

(2)
Includes other intercompany charges of $1 million for the three months ended June 30, 2015 and 2014, and $2 million for the six months ended June 30, 2015 and 2014, which were eliminated in our condensed consolidated financial statements.

(3)
Includes management, royalty and intellectual property fees of $36 million and $29 million for the three months ended June 30, 2015 and 2014, respectively, and $66 million and $56 million for the six months ended June 30, 2015 and 2014, respectively. These fees are charged to consolidated owned and leased properties and were eliminated in our condensed consolidated financial statements. Also includes a licensing fee of $11 million for the three months ended June 30, 2015 and 2014, and $20 million and $22 million for the six months ended June 30, 2015 and 2014, respectively, which is charged to our timeshare segment by our management and franchise segment and was eliminated in our condensed consolidated financial statements. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the management and franchise segment and a cost to ownership Adjusted EBITDA and timeshare Adjusted EBITDA.

(4)
Includes charges to consolidated owned and leased properties for services provided by our wholly owned laundry business of $1 million and $2 million for the three months ended June 30, 2015 and 2014, respectively, and $3 million and $4 million for the six months ended June 30, 2015 and 2014, respectively. These charges were eliminated in our condensed consolidated financial statements.

(5)	Includes unconsolidated affiliate Adjusted EBITDA.

The following table provides a reconciliation of Adjusted EBITDA to EBITDA and EBITDA to net income attributable to Hilton stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Adjusted EBITDA	$777	$674	$1,376	$1,182
Net income attributable to noncontrolling interests	(6)	(3)	(6)	(4)
Gain (loss) on sales of assets, net	(3)	—	142	—
Gain (loss) on foreign currency transactions	5	32	(13)	46
FF&E replacement reserve	(14)	(12)	(27)	(23)
Share-based and other compensation expense	(92)	(29)	(122)	(6)
Other gain (loss), net	18	11	(7)	14
Other adjustment items	(50)	(17)	(69)	(30)
EBITDA	635	656	1,274	1,179
Interest expense	(149)	(158)	(293)	(311)
Interest expense included in equity in earnings from unconsolidated affiliates	(2)	(3)	(4)	(6)
Income tax expense	(145)	(121)	(308)	(204)
Depreciation and amortization	(173)	(158)	(348)	(311)
Depreciation and amortization included in equity in earnings from unconsolidated affiliates	(5)	(7)	(10)	(15)
Net income attributable to Hilton stockholders	$161	$209	$311	$332

The following table presents assets for our reportable segments, reconciled to consolidated amounts:

	June 30,	December 31,
	2015	2014
	(in millions)
Assets:
Ownership	$11,728	$11,595
Management and franchise	10,476	10,530
Timeshare	1,925	1,840
Corporate and other	1,922	2,160
	$26,051	$26,125

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	Six Months Ended
	June 30,
	2015	2014
	(in millions)
Capital expenditures for property and equipment:
Ownership	$148	$106
Timeshare	5	1
Corporate and other	6	3
	$159	$110

Note 18: Commitments and Contingencies

As of June 30, 2015, we had outstanding guarantees of $25 million, with remaining terms ranging from five years to eight years, for debt and other obligations of third parties. We have one letter of credit for $25 million that has been pledged as collateral for one of these guarantees. Although we believe it is unlikely that material payments will be required under these guarantees or letters of credit, there can be no assurance that this will be the case.

We have also provided performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of June 30, 2015, we had six contracts containing performance guarantees, with expirations ranging from 2019 to 2030, and possible cash outlays totaling approximately $101 million. Our obligations under these guarantees in future periods are dependent on the operating performance levels of these hotels over the remaining terms of the performance guarantees. We do not have any letters of credit pledged as collateral against these guarantees. As of June 30, 2015 and December 31, 2014, we recorded current liabilities of approximately $8 million, and non-current liabilities of approximately $30 million and $37 million, respectively, in our condensed consolidated balance sheets for obligations under our outstanding performance guarantees that are related to certain VIEs for which we are not the primary beneficiary.

As of June 30, 2015, we had outstanding commitments under third-party contracts of approximately $101 million for capital expenditures at certain owned and leased properties, including our consolidated VIEs. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We have entered into an agreement with an affiliate of the owner of a hotel whereby we have agreed to provide a $60 million junior mezzanine loan to finance the construction of a new hotel. The junior mezzanine loan will be subordinated to a senior mortgage loan and senior mezzanine loan provided by third parties unaffiliated with us and will be funded on a pro rata basis with these loans as the construction costs are incurred. During the six months ended June 30, 2015, we funded $6 million of this commitment, and we currently expect to fund the remainder of our commitment as follows: $17 million in the remainder of 2015, $36 million in 2016 and $1 million in 2017.

We have entered into an agreement with a developer in Las Vegas, Nevada, whereby we have agreed to purchase residential units from the developer that we will convert to timeshare units to be marketed and sold under our Hilton Grand Vacations brand. Subject to certain conditions, we are required to purchase approximately $92 million of inventory ratably over a maximum period of four years, which is equivalent to purchases of approximately $6 million per quarter. During the six months ended June 30, 2015 and 2014, we purchased $17 million and $11 million, respectively, of inventory under this agreement. As of June 30, 2015, our contractual obligations pursuant to this agreement were $11 million, all of which we expect to incur in 2016.

During 2010, an affiliate of our Sponsor settled a $75 million liability on our behalf in conjunction with a lawsuit settlement by entering into service contracts with the plaintiff. We recorded the portion settled by this affiliate as a capital contribution. Additionally, as part of the settlement, we entered into a guarantee with the plaintiff to pay any shortfall that this affiliate does not fund related to those service contracts up to the value of the settlement amount made by the affiliate. The remaining potential exposure under this guarantee as of June 30, 2015 was approximately $27 million. We have not accrued a liability for this guarantee as we believe the likelihood of any material funding to be remote.

We are involved in other litigation arising from the normal course of business, some of which includes claims for substantial sums. Accruals are recorded when the outcome is probable and can be reasonably estimated in accordance with applicable accounting requirements regarding accounting for contingencies. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2015 will not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

Note 19: Condensed Consolidating Guarantor Financial Information

In October 2013, Hilton Worldwide Finance LLC and Hilton Worldwide Finance Corp. (the "Subsidiary Issuers"), entities formed in August 2013 which are 100 percent owned by the Parent, issued $1.5 billion of 5.625% senior notes due in 2021 (the "Senior Notes"). The obligations of the Subsidiary Issuers are guaranteed jointly and severally on a senior unsecured basis by the Parent and certain of the Parent's 100 percent owned domestic restricted subsidiaries (the "Guarantors"). The indenture that governs the Senior Notes provides that any subsidiary of the Company that provides a guarantee of a senior secured credit facility consisting of the Revolving Credit Facility and the Term Loans (the "Senior Secured Credit Facility") will guarantee the Senior Notes. None of our foreign subsidiaries or U.S. subsidiaries owned by foreign subsidiaries or conducting foreign operations; our non-wholly owned subsidiaries; our subsidiaries that secure the CMBS Loan and $544 million in mortgage loans; or certain of our special purpose subsidiaries formed in connection with our Timeshare Facility and Securitized Timeshare Debt guarantee the Senior Notes (collectively, the "Non-Guarantors").

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

The following schedules present the condensed consolidating financial information as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014, for the Parent, Subsidiary Issuers, Guarantors and Non-Guarantors.

	June 30, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$197	$314	$—	$511
Restricted cash and cash equivalents	—	—	144	104	—	248
Accounts receivable, net	—	—	521	416	—	937
Intercompany receivables	—	—	28	—	(28)	—
Inventories	—	—	401	23	—	424
Deferred income tax assets	—	—	10	10	—	20
Current portion of financing receivables, net	—	—	47	19	—	66
Current portion of securitized financing receivables, net	—	—	—	59	—	59
Prepaid expenses	—	—	40	115	(9)	146
Income taxes receivable	—	—	61	—	(23)	38
Other	—	—	8	44	—	52
Total current assets	—	—	1,457	1,104	(60)	2,501
Property, Intangibles and Other Assets:
Property and equipment, net	—	—	297	8,894	—	9,191
Property and equipment, net held for sale	—	—	—	111	—	111
Financing receivables, net	—	—	357	145	—	502
Securitized financing receivables, net	—	—	—	347	—	347
Investments in affiliates	—	—	117	39	—	156
Investments in subsidiaries	5,284	11,408	5,106	—	(21,798)	—
Goodwill	—	—	3,847	2,098	—	5,945
Brands	—	—	4,405	535	—	4,940
Management and franchise contracts, net	—	—	940	277	—	1,217
Other intangible assets, net	—	—	428	201	—	629
Deferred income tax assets	24	4	—	154	(28)	154
Other	—	78	132	148	—	358
Total property, intangibles and other assets	5,308	11,490	15,629	12,949	(21,826)	23,550

TOTAL ASSETS	$5,308	$11,490	$17,086	$14,053	$(21,886)	$26,051

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$39	$1,509	$721	$(9)	$2,260
Intercompany payables	—	—	—	28	(28)	—
Current maturities of long-term debt	—	—	—	10	—	10
Current maturities of non-recourse debt	—	—	—	136	—	136
Income taxes payable	—	—	3	40	(23)	20
Total current liabilities	—	39	1,512	935	(60)	2,426
Long-term debt	—	6,155	54	4,191	—	10,400
Non-recourse debt	—	—	—	644	—	644
Deferred revenues	—	—	394	1	—	395
Deferred income tax liabilities	—	—	2,250	2,970	(28)	5,192
Liability for guest loyalty program	—	—	744	—	—	744
Other	203	12	724	242	—	1,181
Total liabilities	203	6,206	5,678	8,983	(88)	20,982

Equity:
Total Hilton stockholders' equity	5,105	5,284	11,408	5,106	(21,798)	5,105
Noncontrolling interests	—	—	—	(36)	—	(36)
Total equity	5,105	5,284	11,408	5,070	(21,798)	5,069

TOTAL LIABILITIES AND EQUITY	$5,308	$11,490	$17,086	$14,053	$(21,886)	$26,051

	December 31, 2014
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$270	$296	$—	$566
Restricted cash and cash equivalents	—	—	135	67	—	202
Accounts receivable, net	—	—	478	366	—	844
Intercompany receivables	—	—	46	—	(46)	—
Inventories	—	—	380	24	—	404
Deferred income tax assets	—	—	10	10	—	20
Current portion of financing receivables, net	—	—	47	19	—	66
Current portion of securitized financing receivables, net	—	—	—	62	—	62
Prepaid expenses	—	—	29	124	(20)	133
Income taxes receivable	—	—	154	—	(22)	132
Other	—	—	5	65	—	70
Total current assets	—	—	1,554	1,033	(88)	2,499
Property, Intangibles and Other Assets:
Property and equipment, net	—	—	305	7,178	—	7,483
Property and equipment, net held for sale	—	—	—	1,543	—	1,543
Financing receivables, net	—	—	272	144	—	416
Securitized financing receivables, net	—	—	—	406	—	406
Investments in affiliates	—	—	123	47	—	170
Investments in subsidiaries	4,924	11,361	4,935	—	(21,220)	—
Goodwill	—	—	3,847	2,307	—	6,154
Brands	—	—	4,405	558	—	4,963
Management and franchise contracts, net	—	—	1,007	299	—	1,306
Other intangible assets, net	—	—	466	208	—	674
Deferred income tax assets	22	1	—	155	(23)	155
Other	—	85	119	152	—	356
Total property, intangibles and other assets	4,946	11,447	15,479	12,997	(21,243)	23,626

TOTAL ASSETS	$4,946	$11,447	$17,033	$14,030	$(21,331)	$26,125

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$40	$1,384	$695	$(20)	$2,099
Intercompany payables	—	—	—	46	(46)	—
Current maturities of long-term debt	—	—	—	10	—	10
Current maturities of non-recourse debt	—	—	—	127	—	127
Income taxes payable	—	—	5	38	(22)	21
Total current liabilities	—	40	1,389	916	(88)	2,257
Long-term debt	—	6,479	54	4,270	—	10,803
Non-recourse debt	—	—	—	752	—	752
Deferred revenues	—	—	493	2	—	495
Deferred income tax liabilities	—	—	2,306	2,933	(23)	5,216
Liability for guest loyalty program	—	—	720	—	—	720
Other	194	4	710	260	—	1,168
Total liabilities	194	6,523	5,672	9,133	(111)	21,411

Equity:
Total Hilton stockholders' equity	4,752	4,924	11,361	4,935	(21,220)	4,752
Noncontrolling interests	—	—	—	(38)	—	(38)
Total equity	4,752	4,924	11,361	4,897	(21,220)	4,714

TOTAL LIABILITIES AND EQUITY	$4,946	$11,447	$17,033	$14,030	$(21,331)	$26,125

	Three Months Ended June 30, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$61	$1,079	$(5)	$1,135
Management and franchise fees and other	—	—	349	83	(25)	407
Timeshare	—	—	298	21	—	319
	—	—	708	1,183	(30)	1,861
Other revenues from managed and franchised properties	—	—	1,169	124	(232)	1,061
Total revenues	—	—	1,877	1,307	(262)	2,922

Expenses
Owned and leased hotels	—	—	41	799	(23)	817
Timeshare	—	—	221	4	(5)	220
Depreciation and amortization	—	—	81	92	—	173
General, administrative and other	—	—	194	29	(2)	221
	—	—	537	924	(30)	1,431
Other expenses from managed and franchised properties	—	—	1,169	124	(232)	1,061
Total expenses	—	—	1,706	1,048	(262)	2,492

Gain (loss) on sales of assets, net	—	—	1	(4)	—	(3)

Operating income	—	—	172	255	—	427

Interest income	—	—	1	1	—	2
Interest expense	—	(71)	(15)	(63)	—	(149)
Equity in earnings from unconsolidated affiliates	—	—	8	1	—	9
Gain (loss) on foreign currency transactions	—	—	(323)	328	—	5
Other gain, net	—	—	—	18	—	18

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(71)	(157)	540	—	312

Income tax benefit (expense)	(4)	27	53	(221)	—	(145)

Income (loss) before equity in earnings from subsidiaries	(4)	(44)	(104)	319	—	167

Equity in earnings from subsidiaries	165	209	313	—	(687)	—

Net income	161	165	209	319	(687)	167
Net income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Net income attributable to Hilton stockholders	$161	$165	$209	$313	$(687)	$161

Comprehensive income	$356	$167	$240	$481	$(882)	$362
Comprehensive income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Comprehensive income attributable to Hilton stockholders	$356	$167	$240	$475	$(882)	$356

	Three Months Ended June 30, 2014
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$55	$1,068	$(6)	$1,117
Management and franchise fees and other	—	—	306	79	(31)	354
Timeshare	—	—	250	26	—	276
	—	—	611	1,173	(37)	1,747
Other revenues from managed and franchised properties	—	—	1,030	102	(212)	920
Total revenues	—	—	1,641	1,275	(249)	2,667

Expenses
Owned and leased hotels	—	—	39	813	(19)	833
Timeshare	—	—	200	4	(16)	188
Depreciation and amortization	—	—	77	81	—	158
General, administrative and other	—	—	103	32	(2)	133
	—	—	419	930	(37)	1,312
Other expenses from managed and franchised properties	—	—	1,030	102	(212)	920
Total expenses	—	—	1,449	1,032	(249)	2,232

Operating income	—	—	192	243	—	435

Interest income	—	—	3	2	—	5
Interest expense	—	(86)	(15)	(57)	—	(158)
Equity in earnings from unconsolidated affiliates	—	—	7	1	—	8
Gain (loss) on foreign currency transactions	—	—	37	(5)	—	32
Other gain, net	—	—	3	8	—	11

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(86)	227	192	—	333

Income tax benefit (expense)	—	33	(95)	(59)	—	(121)

Income (loss) before equity in earnings from subsidiaries	—	(53)	132	133	—	212

Equity in earnings from subsidiaries	209	262	130	—	(601)	—

Net income	209	209	262	133	(601)	212
Net income attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Net income attributable to Hilton stockholders	$209	$209	$262	$130	$(601)	$209

Comprehensive income	$259	$203	$225	$226	$(651)	$262
Comprehensive income attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Comprehensive income attributable to Hilton stockholders	$259	$203	$225	$223	$(651)	$259

	Six Months Ended June 30, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$113	$1,991	$(12)	$2,092
Management and franchise fees and other	—	—	671	157	(50)	778
Timeshare	—	—	597	43	—	640
	—	—	1,381	2,191	(62)	3,510
Other revenues from managed and franchised properties	—	—	2,250	229	(468)	2,011
Total revenues	—	—	3,631	2,420	(530)	5,521

Expenses
Owned and leased hotels	—	—	82	1,548	(45)	1,585
Timeshare	—	—	457	8	(11)	454
Depreciation and amortization	—	—	173	175	—	348
General, administrative and other	—	—	288	66	(6)	348
	—	—	1,000	1,797	(62)	2,735
Other expenses from managed and franchised properties	—	—	2,250	229	(468)	2,011
Total expenses	—	—	3,250	2,026	(530)	4,746

Gain on sales of assets, net	—	—	—	142	—	142

Operating income	—	—	381	536	—	917

Interest income	—	—	7	1	—	8
Interest expense	—	(144)	(28)	(121)	—	(293)
Equity in earnings from unconsolidated affiliates	—	—	11	2	—	13
Gain (loss) on foreign currency transactions	—	—	(140)	127	—	(13)
Other loss, net	—	—	—	(7)	—	(7)

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(144)	231	538	—	625

Income tax benefit (expense)	(5)	55	(99)	(259)	—	(308)

Income (loss) before equity in earnings from subsidiaries	(5)	(89)	132	279	—	317

Equity in earnings from subsidiaries	316	405	273	—	(994)	—

Net income	311	316	405	279	(994)	317
Net income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Net income attributable to Hilton stockholders	$311	$316	$405	$273	$(994)	$311

Comprehensive income	$266	$311	$408	$236	$(949)	$272
Comprehensive income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Comprehensive income attributable to Hilton stockholders	$266	$311	$408	$230	$(949)	$266

	Six Months Ended June 30, 2014
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$103	$1,973	$(14)	$2,062
Management and franchise fees and other	—	—	574	155	(63)	666
Timeshare	—	—	506	49	—	555
	—	—	1,183	2,177	(77)	3,283
Other revenues from managed and franchised properties	—	—	1,977	193	(423)	1,747
Total revenues	—	—	3,160	2,370	(500)	5,030

Expenses
Owned and leased hotels	—	—	75	1,567	(38)	1,604
Timeshare	—	—	390	9	(34)	365
Depreciation and amortization	—	—	150	161	—	311
General, administrative and other	—	—	181	54	(5)	230
	—	—	796	1,791	(77)	2,510
Other expenses from managed and franchised properties	—	—	1,977	193	(423)	1,747
Total expenses	—	—	2,773	1,984	(500)	4,257

Operating income	—	—	387	386	—	773

Interest income	—	—	4	2	—	6
Interest expense	—	(172)	(27)	(112)	—	(311)
Equity in earnings from unconsolidated affiliates	—	—	10	2	—	12
Gain on foreign currency transactions	—	—	43	3	—	46
Other gain, net	—	—	6	8	—	14

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(172)	423	289	—	540

Income tax benefit (expense)	(4)	66	(167)	(99)	—	(204)

Income (loss) before equity in earnings from subsidiaries	(4)	(106)	256	190	—	336

Equity in earnings from subsidiaries	336	442	186	—	(964)	—

Net income	332	336	442	190	(964)	336
Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income attributable to Hilton stockholders	$332	$336	$442	$186	$(964)	$332

Comprehensive income	$410	$327	$415	$302	$(1,042)	$412
Comprehensive income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Comprehensive income attributable to Hilton stockholders	$410	$327	$415	$300	$(1,042)	$410

	Six Months Ended June 30, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by operating activities	$—	$—	$300	$416	$(68)	$648

Investing Activities:
Capital expenditures for property and equipment	—	—	(14)	(145)	—	(159)
Acquisitions, net of cash acquired	—	—	—	(1,410)	—	(1,410)
Payments received on other financing receivables	—	—	1	1	—	2
Issuance of other financing receivables	—	—	(4)	(2)	—	(6)
Investments in affiliates	—	—	(5)	—	—	(5)
Distributions from unconsolidated affiliates	—	—	9	—	—	9
Issuance of intercompany receivables	—	—	(184)	—	184	—
Payments received on intercompany receivables	—	—	184	—	(184)	—
Proceeds from asset dispositions	—	—	—	1,869	—	1,869
Contract acquisition costs	—	—	(11)	(8)	—	(19)
Software capitalization costs	—	—	(23)	—	—	(23)
Net cash provided by (used in) investing activities	—	—	(47)	305	—	258

Financing Activities:
Borrowings	—	—	—	34	—	34
Repayment of debt	—	(325)	—	(636)	—	(961)
Intercompany borrowings	—	—	—	184	(184)	—
Repayment of intercompany borrowings	—	—	—	(184)	184	—
Change in restricted cash and cash equivalents	—	—	—	(29)	—	(29)
Intercompany transfers	—	325	(334)	9	—	—
Dividends paid to Guarantors	—	—	—	(68)	68	—
Distributions to noncontrolling interests	—	—	—	(4)	—	(4)
Excess tax benefits from share-based compensation	—	—	8	—	—	8
Net cash used in financing activities	—	—	(326)	(694)	68	(952)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9)	—	(9)
Net increase (decrease) in cash and cash equivalents	—	—	(73)	18	—	(55)
Cash and cash equivalents, beginning of period	—	—	270	296	—	566

Cash and cash equivalents, end of period	$—	$—	$197	$314	$—	$511

	Six Months Ended June 30, 2014
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by operating activities	$—	$—	$506	$163	$(157)	$512

Investing Activities:
Capital expenditures for property and equipment	—	—	(6)	(104)	—	(110)
Payments received on other financing receivables	—	—	1	1	—	2
Issuance of other financing receivables	—	—	—	(1)	—	(1)
Investments in affiliates	—	—	(5)	—	—	(5)
Distributions from unconsolidated affiliates	—	—	11	—	—	11
Proceeds from asset dispositions	—	—	4	31	—	35
Contract acquisition costs	—	—	(3)	(18)	—	(21)
Software capitalization costs	—	—	(32)	—	—	(32)
Net cash used in investing activities	—	—	(30)	(91)	—	(121)

Financing Activities:
Borrowings	—	—	—	350	—	350
Repayment of debt	—	(450)	—	(333)	—	(783)
Debt issuance costs	—	(1)	—	(1)	—	(2)
Change in restricted cash and cash equivalents	—	—	—	(17)	—	(17)
Intercompany transfers	—	451	(513)	62	—	—
Dividends paid to Guarantors	—	—	—	(157)	157	—
Capital contribution	—	—	—	13	—	13
Distributions to noncontrolling interests	—	—	—	(2)	—	(2)
Net cash used in financing activities	—	—	(513)	(85)	157	(441)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
Net decrease in cash and cash equivalents	—	—	(37)	(12)	—	(49)
Cash and cash equivalents, beginning of period	—	—	329	265	—	594

Cash and cash equivalents, end of period	$—	$—	$292	$253	$—	$545

Note 20: Subsequent Events

In July 2015, we completed the sale of the Hilton Sydney for a purchase price of 442 million AUD and at closing, we entered into a management agreement with a 50-year term, including extensions solely at our option, with the buyer. We used the net proceeds to make a prepayment of $350 million on our Term Loans.

In July 2015, we initiated a quarterly dividend program and declared a cash dividend of $0.07 per share on shares of our common stock to be paid on or before September 25, 2015 to stockholders of record of our common stock as of the close of business on August 14, 2015.

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

Overview

Our Business

Hilton is one of the largest and fastest growing hospitality companies in the world, with 4,440 hotels, resorts and timeshare properties comprising 731,851 rooms in 95 countries and territories as of June 30, 2015. Our premier brand portfolio includes our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton, our full-service hotel brands, Hilton Hotels & Resorts, Curio - A Collection by Hilton, DoubleTree by Hilton and Embassy Suites by Hilton, our focused-service hotel brands, Hilton Garden Inn, Hampton by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton, and our timeshare brand, Hilton Grand Vacations. We have approximately 47 million members in our award-winning customer loyalty program, Hilton HHonors.

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

As of June 30, 2015, approximately 76 percent of our system-wide hotel rooms were located in the U.S. We expect that the percentage of our hotel rooms outside the U.S. will continue to increase in future years as hotels in our pipeline open.

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

To support our growth strategy, we continue to expand our development pipeline. As of June 30, 2015, we had a total of 1,510 hotels in our development pipeline, representing more than 250,000 rooms under construction or approved for development throughout 85 countries and territories, including 32 countries and territories where we do not currently have any open hotels. Of the rooms in the pipeline, approximately 136,000 rooms, or more than half of the pipeline, were located outside the U.S. As of June 30, 2015, approximately 128,000 rooms, representing over half of our development pipeline, were under construction. All of the rooms in the pipeline and under construction are within our management and franchise segment. We do not consider any individual development project relating to properties under our management and franchise segment to be material to us.

Additionally, in recent years we have entered into sales and marketing agreements to sell timeshare units on behalf of third-party developers. Our supply of third-party developed timeshare intervals was approximately 101,000, or 81 percent of our total supply, as of June 30, 2015.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those: (i) that were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) that have not undergone a change in brand or ownership during the current or comparable periods reported; (iii) that have not sustained substantial property damage, business interruption, undergone large-scale capital projects; and (iv) for which comparable results are available. Of the 4,396 hotels in our system as of June 30, 2015, 3,741 were classified as comparable hotels. Our 655 non-comparable hotels included 76 properties, or approximately two percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage or business interruption, underwent large-scale capital projects or comparable results were not available.

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

Results of Operations
Three and Six Months Ended June 30, 2015 Compared with Three and Six Months Ended June 30, 2014
The hotel operating statistics by segment for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance		Six Months Ended	Variance
	June 30, 2015	2015 vs. 2014		June 30, 2015	2015 vs. 2014
Owned and leased hotels
Occupancy	83.1%	2.4%	pts.	78.4%	1.9%	pts.
ADR	$187.13	1.8%		$182.28	1.6%
RevPAR	$155.45	4.8%		$142.88	4.1%

Managed and franchised hotels
Occupancy	78.9%	1.2%	pts.	74.9%	1.7%	pts.
ADR	$137.81	3.5%		$136.18	3.6%
RevPAR	$108.68	5.2%		$102.05	6.0%

System-wide
Occupancy	79.2%	1.3%	pts.	75.2%	1.7%	pts.
ADR	$142.48	3.4%		$140.54	3.4%
RevPAR	$112.82	5.2%		$105.70	5.8%

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance		Six Months Ended	Variance
	June 30, 2015	2015 vs. 2014		June 30, 2015	2015 vs. 2014
Americas
Occupancy	80.1%	0.9%	pts.	76.1%	1.3%	pts.
ADR	$141.25	3.9%		$139.16	3.9%
RevPAR	$113.17	5.1%		$105.87	5.7%

Europe
Occupancy	80.5%	1.6%	pts.	74.3%	2.2%	pts.
ADR	$158.03	2.6%		$150.61	1.9%
RevPAR	$127.22	4.6%		$111.84	5.0%

MEA
Occupancy	67.8%	4.4%	pts.	66.6%	3.5%	pts.
ADR	$139.21	(4.2)%		$151.92	(1.5)%
RevPAR	$94.42	2.5%		$101.20	4.0%

Asia Pacific
Occupancy	67.6%	6.1%	pts.	66.8%	6.4%	pts.
ADR	$140.54	(0.6)%		$143.50	(0.4)%
RevPAR	$95.02	9.4%		$95.86	10.1%

During the three and six months ended June 30, 2015, we experienced RevPAR increases in all segments and regions of our business resulting from occupancy and rate increases in all regions, except MEA and Asia Pacific, where despite increases in occupancy, we experienced declines in ADR.

Revenues

Owned and leased hotels

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
U.S. owned and leased hotels	$649	$576	12.7	$1,196	$1,076	11.2
International owned and leased hotels	486	541	(10.2)	896	986	(9.1)
	$1,135	$1,117	1.6	$2,092	$2,062	1.5

As of June 30, 2015, we had 45 consolidated owned and leased hotels located in the U.S., comprising 27,075 rooms. The addition of new hotels to our U.S. owned and leased system contributed to the growth in revenue. From June 30, 2014 to June 30, 2015, we added ten hotels on a net basis to our owned and leased portfolio, which resulted in additional revenues of $28 million and $60 million during the three and six months ended June 30, 2015, respectively. U.S. owned and leased hotel revenues also increased as a result of an increase in RevPAR of 7.0 percent and 5.3 percent during the three and six months ended June 30, 2015, respectively, at our U.S. comparable owned and leased hotels, resulting from increases in both occupancy and ADR.

As of June 30, 2015, we had 87 consolidated owned and leased hotels located outside of the U.S., comprising 25,280 rooms. The decreases in revenues from our international (non-U.S.) owned and leased hotels included unfavorable movements in foreign currency rates of $73 million and $124 million during the three and six months ended June 30, 2015, respectively. These unfavorable movements were a result of the strengthening of the U.S. Dollar ("USD") compared to that of currencies primarily in the Europe and Asia Pacific regions, where the majority of our owned and leased hotels outside of the U.S. are located. From June 30, 2014 to June 30, 2015, two hotels were removed from our international owned and leased portfolio, which contributed $7 million and $13 million to the decreases in revenues during the three and six months ended June 30, 2015, respectively. On a currency neutral basis and excluding the property removals, revenue increased $25 million and $47 million during the three and six months ended June 30, 2015, respectively. The increases in currency neutral revenue resulted from increases in RevPAR at our international comparable owned and leased hotels of 1.9 percent and 2.6 percent during the three and six months ended June 30, 2015, respectively, primarily as a result of increases in transient guest room revenue from increased occupancy. Additionally, there were increases in revenues at our non-comparable international owned and leased hotels of $19 million and $29 million during the three and six months ended June 30, 2015, respectively, primarily as a result of the completion of large renovation projects at certain hotels and an increase in operations at one of our properties that opened in 2014.

Management and franchise fees and other

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Management fees	$98	$94	4.3	$194	$187	3.7
Franchise fees	289	237	21.9	545	437	24.7
Other	20	23	(13.0)	39	42	(7.1)
	$407	$354	15.0	$778	$666	16.8

The increases in our management and franchise fees were a result of increases in RevPAR of 6.0 percent and 4.9 percent at our comparable managed and franchised properties, respectively, during the three months ended June 30, 2015, and 6.8 percent and 5.7 percent during the six months ended June 30, 2015, respectively. The increases in RevPAR for managed and franchised hotels were a result of increases in both occupancy and ADR. Franchise fees also increased as a result of increases in change in ownership and other license fees of $26 million and $61 million during the three and six months ended June 30, 2015, respectively.

From June 30, 2014 to June 30, 2015, we added 241 managed and franchised properties on a net basis, including new development and ownership type transfers, providing an additional 37,792 rooms to our system. As new hotels are established in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods.

The decreases in other revenues resulted from decreased revenues from our purchasing operations for the three and six months ended June 30, 2015 of $4 million and $7 million, respectively, partially offset by increased revenues from our laundry services and other revenues.

Timeshare

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Timeshare sales	$233	$195	19.5	$470	$394	19.3
Resort operations	51	48	6.3	101	97	4.1
Financing and other	35	33	6.1	69	64	7.8
	$319	$276	15.6	$640	$555	15.3

Timeshare sales revenue during the three months ended June 30, 2015 increased as a result of an increase in commissions recognized from the sale of third-party developed intervals of approximately $24 million, as well as a $14 million increase in revenues related to the sale of timeshare intervals developed by us. During the six months ended June 30, 2015, timeshare sales revenue increased as a result of a $96 million increase in commissions recognized from the sale of third-party developed intervals, offset by a decrease of $20 million in revenues related to the sale of timeshare intervals developed by us, primarily related to the recognition of previously deferred revenues during the six months ended June 30, 2014 resulting from the completed construction and opening of one of our developed properties in 2014.

Operating Expenses

Owned and leased hotels

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
U.S. owned and leased hotels	$400	$369	8.4	$788	$726	8.5
International owned and leased hotels	417	464	(10.1)	797	878	(9.2)
	$817	$833	(1.9)	$1,585	$1,604	(1.2)

Fluctuations in operating expenses at our owned and leased hotels can relate to various factors, including changes in occupancy levels, labor costs, utilities, taxes and insurance costs. The change in the number of occupied room nights directly affects certain variable expenses, which include payroll, supplies and other operating expenses.

The increases in operating expenses at our U.S. comparable owned and leased hotels were primarily as a result of increases in variable operating costs resulting from increased occupancy. Additionally, we added ten U.S. owned and leased hotels on a net basis, from June 30, 2014 to June 30, 2015, which resulted in additional operating expenses of $5 million and $17 million during the three and six months ended June 30, 2015, respectively.

The decreases in international owned and leased hotels operating expenses included favorable movements in foreign currency rates of $62 million and $109 million during the three and six months ended June 30, 2015, respectively. These favorable movements were a result of the strengthening of the USD compared to that of currencies primarily in the Europe and Asia Pacific regions, where the majority of our owned and leased hotels outside of the U.S. are located. Additionally, between June 30, 2014 and June 30, 2015, two hotels were removed from our international owned and leased portfolio, which contributed $7 million and $12 million to the decreases in operating expenses during the three and six months ended June 30, 2015, respectively. On a currency neutral basis and excluding the property removals, operating expenses increased $22 million and $40 million during the three and six months ended June 30, 2015, respectively, primarily as a result of increases in variable operating costs resulting from increased occupancy. Additionally, there were increases in operating expenses at our non-comparable international owned and leased hotels of $10 million and $18 million during the three and six months ended June 30, 2015, respectively, as a result of the completion of large renovation projects at certain hotels and an increase in operations at one of our properties that opened in 2014, which is consistent with the increase in revenues for these hotels.

Timeshare

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Timeshare sales	$172	$142	21.1	$360	$277	30.0
Resort operations	32	32	—	63	62	1.6
Financing and other	16	14	14.3	31	26	19.2
	$220	$188	17.0	$454	$365	24.4

Timeshare sales expense increased during the three and six months ended June 30, 2015 primarily as a result of increases of $14 million and $50 million, respectively, in the cost of sales of our inventory mainly related to the increase in the costs of owned timeshare inventory resulting from upgrades into a third-party developed property in which we earn commissions. The remaining increases were primarily related to higher sales and marketing expenses, mainly as a result of the increase in timeshare revenue primarily related to our capital light timeshare business.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Depreciation and amortization	$173	$158	9.5	$348	$311	11.9

Amortization expense increased $5 million and $22 million, respectively, during the three and six months ended June 30, 2015. The increase during the six months ended June 30, 2015 was primarily as a result of $13 million in accelerated amortization of a management contract intangible asset related to properties that were managed by us prior to our acquisition of the properties; see Note 3: "Acquisitions" in our unaudited condensed consolidated financial statements for additional discussion. The increases during the three and six months ended June 30, 2015 were also a result of capitalized software costs placed into service during and after the same periods in 2014. Depreciation expense increased $10 million and $15 million, respectively, during the three and six months ended June 30, 2015, resulting from assets acquired or placed into service from our owned and leased hotels during and after the same periods in 2014, net of the effect of asset disposals in 2015.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
General and administrative	$208	$113	84.1	$317	$193	64.2
Other	13	20	(35.0)	31	37	(16.2)
	$221	$133	66.2	$348	$230	51.3

General and administrative expenses consist of our corporate operations, compensation and related expenses, including share-based compensation, and other operating costs. The increases in general and administrative expenses for the three and six months ended June 30, 2015 were primarily a result of increases in share-based compensation expense under our Promote Plan of $58 million and $47 million, respectively, primarily due to the recognition of $64 million of expense when all remaining awards under the Promote Plan vested in May 2015. Also, the increases for the three and six months ended June 30, 2015 were a result of increased severance costs of approximately $41 million and $54 million, respectively. Additionally, the increase for the six months ended June 30, 2015 was a result of the reversal of accruals related to the termination of a cash-based, long-term incentive plan that was replaced with the Stock Plan in the first quarter of 2014 resulting in an $18 million reduction in general and administrative expense during the six months ended June 30, 2014.

The decreases in other expenses primarily represented decreased expenses incurred by our purchasing operations, which were in line with decreases in revenues from these purchasing operations.

Gain (loss) on sales of assets, net

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Gain (loss) on sales of assets, net	$(3)	$—	NM(1)	$142	$—	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

In February 2015, we completed the sale of the Waldorf Astoria New York for a purchase price of $1.95 billion. As a result of the sale, we recognized a gain, net of transaction costs, of $144 million included in gain (loss) on sales of assets, net in our condensed consolidated statement of operations for the six months ended June 30, 2015. See Note 4: "Assets Held for Sale and Disposals" in our unaudited condensed consolidated financial statements for additional discussion.

Non-operating Income and Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Interest expense	$149	$158	(5.7)	$293	$311	(5.8)

Interest expense decreased $9 million and $18 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily as a result of a decrease in our indebtedness due to the debt prepayments of $875 million on the Term Loans between June 30, 2014 and June 30, 2015.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Equity in earnings from unconsolidated affiliates	$9	$8	12.5	$13	$12	8.3

The increases in equity in earnings from unconsolidated affiliates were primarily due to improved performance of our unconsolidated affiliates, partially offset by decreases in equity in earnings from unconsolidated affiliates that were involved in an equity investments exchange or sold during the prior year.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Gain (loss) on foreign currency transactions	$5	$32	NM(1)	$(13)	$46	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The net gain on foreign currency transactions for the three months ended June 30, 2015 primarily related to changes in foreign currency rates on our non-designated short-term foreign exchange forward contracts, predominantly those denominated in the AUD. The net loss on foreign currency transactions for the six months ended June 30, 2015 primarily related to changes in foreign currency rates on our short-term cross-currency intercompany loans, predominantly those denominated in AUD and Brazilian Real.

The net gain on foreign currency transactions for the three and six months ended June 30, 2014 was primarily a result of changes in foreign currency rates on our short-term cross-currency intercompany loans, predominantly those denominated in British Pound Sterling and AUD.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Other gain (loss), net	$18	$11	NM(1)	$(7)	$14	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The net gain for the three months ended June 30, 2015 was primarily related to a gain of $24 million recognized as a result of the reduction of a capital lease liability from one of our consolidated VIEs during the period. This gain was offset by additional transaction costs from the acquisition of an additional property in connection with the tax deferred exchange. See Note 3: "Acquisitions" and Note 8: "Consolidated Variable Interest Entities" in our unaudited condensed consolidated financial statements for additional discussion.

The net loss for the six months ended June 30, 2015 was primarily related to transaction costs from the acquisition of properties in connection with the tax deferred exchange, partially offset by the gain from the capital lease liability reduction from one of our consolidated VIEs. Additionally, as a result of the repayment of the Waldorf Astoria Loan, we recognized a loss of $6 million from the derecognition of the unamortized debt issuance costs during the six months ended June 30, 2015. See Note 4: "Assets Held for Sale and Disposals" in our unaudited condensed consolidated financial statements for additional discussion.

The other gain, net for the three and six months ended June 30, 2014 was primarily related to pre-tax gains of $12 million resulting from the sale of an owned hotel and a vacant parcel of land that occurred in the second quarter of 2014.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Income tax expense	$145	$121	19.8	$308	$204	51.0

The increase in income tax expense was primarily the result of a higher annual effective tax rate expected to be applied for the full year. Our annual effective tax rate was higher as a result of the reduction in goodwill in connection with the sale of the Waldorf Astoria New York and compensation costs incurred for the Promote Plan for which no tax benefits were recognized. In addition, a foreign jurisdiction where we had deferred tax assets reduced its statutory tax rate, resulting in a reduction to the deferred tax asset and corresponding recognition of income tax expense of $6 million during the six months ended June 30, 2015. Absent these items our effective tax rate would have approximated our statutory tax rate. For further discussion of our effective tax rate, see Note 12: "Income Taxes" in our unaudited condensed consolidated financial statements.

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

The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts:

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2015	2014(1)	2015 vs. 2014	2015	2014(1)	2015 vs. 2014
	(in millions)			(in millions)
Revenues
Ownership	$1,141	$1,126	1.3	$2,105	$2,078	1.3
Management and franchise	434	371	17.0	825	702	17.5
Timeshare	319	276	15.6	640	555	15.3
Segment revenues	1,894	1,773	6.8	3,570	3,335	7.0
Other revenues from managed and franchised properties	1,061	920	15.3	2,011	1,747	15.1
Other revenues	21	25	(16.0)	42	46	(8.7)
Intersegment fees elimination	(54)	(51)	5.9	(102)	(98)	4.1
Total revenues	$2,922	$2,667	9.6	$5,521	$5,030	9.8

Adjusted EBITDA
Ownership	$318	$292	8.9	$508	$467	8.8
Management and franchise	434	371	17.0	825	702	17.5
Timeshare	86	71	21.1	160	153	4.6
Corporate and other	(61)	(60)	1.7	(117)	(140)	(16.4)
Adjusted EBITDA	$777	$674	15.3	$1,376	$1,182	16.4
____________

(1)	Historical results reflect the change in the definition of Adjusted EBITDA. See Note 17: "Business Segments" for additional information.

Ownership

Ownership segment revenues increased $15 million and $27 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily as a result of increases in owned and leased hotel revenues. Ownership Adjusted EBITDA increased $26 million and $41 million, respectively, primarily as a result of increases in ownership segment revenues, as well as decreases in owned and leased operating expenses of $16 million and $19 million, respectively. Refer to "—Revenues—Owned and leased hotels" and "—Operating Expenses—Owned and leased hotels" for further discussion of the changes in revenues and operating expenses at our owned and leased hotels.

Management and franchise

Management and franchise segment revenues increased $63 million and $123 million for the three and six months ended June 30, 2015, respectively, compared to the same period in 2014, primarily as a result of increases in RevPAR at our comparable managed and franchised properties of 5.2 percent and 6.0 percent, respectively, as well as the net addition of hotels to our managed and franchised system. Refer to "—Revenues—Management and franchise and other" for further discussion on the increases in revenues from our managed and franchised properties. Management and franchise Adjusted EBITDA increased as a result of the increases in management and franchise segment revenues.

Timeshare

Timeshare Adjusted EBITDA increased $15 million and $7 million for the three and six months ended June 30, 2015, respectively, compared to the same period in 2014, primarily as a result of the increases in timeshare revenues of $43 million and $85 million, respectively, offset by the increases in timeshare operating expenses of $32 million and $89 million, respectively. Refer to "—Revenues—Timeshare" and "—Operating Expenses—Timeshare" for a discussion of the changes in revenues and operating expenses from our timeshare segment.

Supplemental Financial Data for Unrestricted U.S. Real Estate Subsidiaries

As of June 30, 2015, we owned a majority or controlling financial interest in 57 hotels, representing 29,955 rooms. Of these owned hotels, 35 hotels, representing an aggregate of 23,542 rooms as of June 30, 2015, were owned by subsidiaries that we collectively refer to as our "Unrestricted U.S. Real Estate Subsidiaries." The properties held by our Unrestricted U.S. Real Estate Subsidiaries secure our $3,487 million CMBS Loan and $544 million in mortgage loans and are not included in the collateral securing the Senior Secured Credit Facility. In addition, the Unrestricted U.S. Real Estate Subsidiaries are not subject to any of the restrictive covenants in the indenture that governs our $1.5 billion of Senior Notes, which are unsecured.

In February 2015, we completed the sale of the Waldorf Astoria New York and repaid the Waldorf Astoria Loan in full. In addition, in February 2015, we acquired five properties that are Unrestricted U.S. Real Estate Subsidiaries and assumed a $450 million mortgage loan on two of these properties. In June 2015, we acquired an additional property that is an Unrestricted U.S. Real Estate Subsidiary. For further discussion see Note 3: "Acquisitions" and Note 4: "Assets Held for Sale and Disposals" in our condensed consolidated financial statements.

We have included this supplemental financial data to comply with certain financial information requirements regarding our Unrestricted U.S. Real Estate Subsidiaries set forth in the indenture that governs our Senior Notes. For the six months ended June 30, 2015, the Unrestricted U.S. Real Estate Subsidiaries represented 20.1 percent of our total revenues, 59.2 percent of net income attributable to Hilton stockholders and 25.1 percent of our Adjusted EBITDA, and as of June 30, 2015, represented 34.3 percent of our total assets and 31.9 percent of our total liabilities.

The following table presents supplemental unaudited financial data, as required by the indenture that governs our Senior Notes, for our Unrestricted U.S. Real Estate Subsidiaries:

	Six Months Ended June 30,
	2015	2014
	(in millions)
Revenues	$1,107	$996
Net income attributable to Hilton stockholders	184	64
Capital expenditures for property and equipment	108	62
Adjusted EBITDA(1)	345	296
Cash provided by (used in):
Operating activities	167	126
Investing activities	351	(62)
Financing activities	(511)	(50)
____________

(1)
The following table provides a reconciliation of our Unrestricted U.S. Real Estate Subsidiaries' Adjusted EBITDA and EBITDA to net income attributable to Hilton stockholders, which we believe is the most closely comparable U.S. GAAP financial measure:

	Six Months Ended June 30,
	2015	2014
	(in millions)
Adjusted EBITDA	$345	$296
Net income attributable to noncontrolling interests(1)	(1)	—
Gain on sale of assets, net	144	—
Share-based and other compensation benefit (expense)	(1)	1
Other loss, net	(30)	—
EBITDA	457	297
Interest expense	(86)	(84)
Income tax expense	(70)	(47)
Depreciation and amortization	(117)	(102)
Net income attributable to Hilton stockholders	$184	$64
____________

(1)	In June 2015, one of our consolidated non-wholly owned entities was transferred into the Unrestricted U.S. Real Estate Subsidiaries group as part of a debt refinancing of that entity.

The following table presents supplemental unaudited financial data, as required by the indenture that governs our Senior Notes, for our Unrestricted U.S. Real Estate Subsidiaries:

	June 30,	December 31,
	2015	2014
	(in millions)
Assets	$8,939	$8,772
Liabilities	6,695	6,759

Liquidity and Capital Resources

Overview

As of June 30, 2015, we had total cash and cash equivalents of $759 million, including $248 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance related to cash collateral on our self-insurance programs, escrowed cash from our timeshare operations and cash restricted under our long-term debt agreements.

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

During the six months ended June 30, 2015, we made voluntary prepayments of $325 million on our Term Loans. In February 2015, we completed the sale of the Waldorf Astoria New York hotel and repaid in full the $525 million Waldorf Astoria Loan and upon acquisition of the Bonnet Creek Resort, assumed the Bonnet Creek Loan of $450 million, resulting in a net reduction of $75 million in mortgage debt. We have also used the net proceeds from the sale of the Hilton Sydney, completed in July 2015, to make an additional $350 million prepayment on our Term Loans.

We finance our business activities primarily with existing cash and cash generated from our operations. We believe that this cash will be adequate to meet anticipated requirements for operating expenses and other expenditures, including corporate expenses, payroll and related benefits, legal costs and purchase commitments for the foreseeable future. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new existing investments across all three of our business segments and returning available capital to stockholders.

In July 2015, we initiated a quarterly dividend program and declared a cash dividend of $0.07 per share on shares of our common stock to be paid on or before September 25, 2015 to stockholders of record of our common stock as of the close of business on August 14, 2015.

Sources and Uses Of Our Cash and Cash Equivalents

The following table summarizes our net cash flows and key metrics related to our liquidity:

	As of and for the Six Months Ended June 30,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Net cash provided by operating activities	$648	$512	26.6
Net cash provided by (used in) investing activities	258	(121)	NM(1)
Net cash used in financing activities	(952)	(441)	NM(1)
Working capital surplus(2)	75	297	(74.7)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

(2)	Total current assets less total current liabilities.

Our ratio of current assets to current liabilities was 1.03 and 1.11 as of June 30, 2015 and December 31, 2014, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from management and franchise fee revenue, operating income from our owned and leased properties and sales of timeshare units.

The $136 million increase in net cash provided by operating activities was primarily as a result of improved operating income, as well as an increase in distributions from unconsolidated affiliates of $9 million and a decrease in cash paid for interest of $26 million, offset by an increase in net cash paid for income taxes of $56 million.

Investing Activities

The $379 million increase in net cash provided by investing activities was primarily attributable to proceeds from the sale of the Waldorf Astoria New York of $1,869 million, offset by the proceeds used of $1,410 million in the acquisitions of the properties in the tax deferred exchange. Additionally, there was an increase in capital expenditures of $49 million, primarily related to planned capital projects at our owned and leased hotels, offset by decreases in software capitalization costs and contract acquisition costs of $9 million and $2 million, respectively.

Financing Activities

The $511 million increase in net cash used in financing activities was primarily attributable to the early repayment of the Waldorf Astoria Loan of $525 million in connection with the sale of the Waldorf Astoria New York. Additionally, during the six months ended June 30, 2014, we issued $350 million of Securitized Timeshare Debt and used $300 million of the proceeds to reduce our outstanding balance on the Timeshare Facility.

Capital Expenditures

Our capital expenditures for property and equipment of $159 million and $110 million during the six months ended June 30, 2015 and 2014, respectively, primarily consisted of expenditures related to the renovation of existing owned and leased properties and our corporate facilities. Our software capitalization costs of $23 million and $32 million during the six months ended June 30, 2015 and 2014, respectively, related to various systems initiatives for the benefit of our hotel owners and our overall corporate operations. As of June 30, 2015, we had outstanding commitments under construction contracts of approximately $101 million for capital expenditures at certain owned and leased properties, including our consolidated VIEs. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

Senior Secured Credit Facility

Our Revolving Credit Facility provides for $1.0 billion in borrowings, including the ability to draw up to $150 million in the form of letters of credit. As of June 30, 2015, we had $45 million of letters of credit outstanding under our Revolving Credit Facility, and a borrowing capacity of $955 million. We are currently required to pay a commitment fee of 0.125 percent per annum under the Revolving Credit Facility in respect of the unused commitments thereunder.

Debt

As of June 30, 2015, our total indebtedness, excluding $219 million of our share of debt of our investments in affiliates, was approximately $11.2 billion, including $780 million of non-recourse debt. For further information on our total indebtedness and debt repayments, refer to Note 9: "Debt" in our unaudited condensed consolidated financial statements.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.     Risk Factors

As of June 30, 2015, there have been no material changes from the risk factors previously disclosed in response to "Part I —Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Item 6.     Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).
3.2	Bylaws of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 17, 2013).
10.1	Form of Deferred Share Unit Agreement.*
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: July 29, 2015