Form 10-Q
period 2015-09-30
Hilton Worldwide Holdings Inc.
filed 2015-10-28
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of October 26, 2015 was 987,451,862.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$628	$566
Restricted cash and cash equivalents	276	202
Accounts receivable, net of allowance for doubtful accounts of $30 and $29	929	844
Inventories	430	404
Deferred income tax assets	20	20
Current portion of financing receivables, net	68	66
Current portion of securitized financing receivables, net	56	62
Prepaid expenses	182	133
Income taxes receivable	19	132
Other	38	70
Total current assets (variable interest entities - $136 and $136)	2,646	2,499
Property, Intangibles and Other Assets:
Property and equipment, net	9,132	7,483
Property and equipment, net held for sale	—	1,543
Financing receivables, net	544	416
Securitized financing receivables, net	321	406
Investments in affiliates	154	170
Goodwill	5,902	6,154
Brands	4,929	4,963
Management and franchise contracts, net	1,176	1,306
Other intangible assets, net	603	674
Deferred income tax assets	157	155
Other	368	356
Total property, intangibles and other assets (variable interest entities - $519 and $613)	23,286	23,626
TOTAL ASSETS	$25,932	$26,125
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$2,261	$2,099
Current maturities of long-term debt	116	10
Current maturities of non-recourse debt	132	127
Income taxes payable	49	21
Total current liabilities (variable interest entities - $183 and $162)	2,558	2,257
Long-term debt	9,945	10,803
Non-recourse debt	623	752
Deferred revenues	341	495
Deferred income tax liabilities	5,293	5,216
Liability for guest loyalty program	754	720
Other	1,238	1,168
Total liabilities (variable interest entities - $667 and $788)	20,752	21,411
Commitments and contingencies - see Note 18
Equity:
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 30,000,000,000 authorized shares, 987,480,629 issued and 987,451,862 outstanding as of September 30, 2015 and 984,623,863 issued and outstanding as of December 31, 2014	10	10
Additional paid-in capital	10,134	10,028
Accumulated deficit	(4,137)	(4,658)
Accumulated other comprehensive loss	(793)	(628)
Total Hilton stockholders' equity	5,214	4,752
Noncontrolling interests	(34)	(38)
Total equity	5,180	4,714
TOTAL LIABILITIES AND EQUITY	$25,932	$26,125

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Owned and leased hotels	$1,082	$1,079	$3,174	$3,141
Management and franchise fees and other	416	364	1,194	1,030
Timeshare	334	295	974	850
	1,832	1,738	5,342	5,021
Other revenues from managed and franchised properties	1,063	906	3,074	2,653
Total revenues	2,895	2,644	8,416	7,674

Expenses
Owned and leased hotels	798	816	2,383	2,420
Timeshare	219	199	673	564
Depreciation and amortization	171	159	519	470
General, administrative and other	145	119	493	349
	1,333	1,293	4,068	3,803
Other expenses from managed and franchised properties	1,063	906	3,074	2,653
Total expenses	2,396	2,199	7,142	6,456

Gain on sales of assets, net	164	—	306	—

Operating income	663	445	1,580	1,218

Interest income	3	2	11	8
Interest expense	(138)	(156)	(431)	(467)
Equity in earnings from unconsolidated affiliates	9	4	22	16
Gain (loss) on foreign currency transactions	(8)	(5)	(21)	41
Other gain (loss), net	1	24	(6)	38

Income before income taxes	530	314	1,155	854

Income tax expense	(247)	(127)	(555)	(331)

Net income	283	187	600	523
Net income attributable to noncontrolling interests	(4)	(4)	(10)	(8)
Net income attributable to Hilton stockholders	$279	$183	$590	$515

Earnings per share
Basic	$0.28	$0.19	$0.60	$0.52
Diluted	$0.28	$0.19	$0.60	$0.52

Cash dividends declared per share	$0.07	$—	$0.07	$—

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$283	$187	$600	$523
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $(79), $(95), $(49) and $7	(115)	(212)	(157)	(131)
Pension liability adjustment, net of tax of $(1), $(2), $(2) and $(3)	1	(1)	3	3
Cash flow hedge adjustment, net of tax of $4, $(3), $7 and $2	(6)	5	(11)	(4)
Total other comprehensive loss	(120)	(208)	(165)	(132)

Comprehensive income (loss)	163	(21)	435	391
Comprehensive income attributable to noncontrolling interests	(4)	(8)	(10)	(10)
Comprehensive income (loss) attributable to Hilton stockholders	$159	$(29)	$425	$381

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating Activities
Net income	$600	$523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	519	470
Gain on sales of assets, net	(306)	—
Equity in earnings from unconsolidated affiliates	(22)	(16)
Loss (gain) on foreign currency transactions	21	(41)
Other loss (gain), net	6	(38)
Share-based compensation	114	57
Distributions from unconsolidated affiliates	22	20
Deferred income taxes	34	(62)
Change in restricted cash and cash equivalents	(13)	(3)
Working capital changes and other	16	(11)
Net cash provided by operating activities	991	899

Investing Activities
Capital expenditures for property and equipment	(214)	(184)
Acquisitions, net of cash acquired	(1,410)	—
Payments received on other financing receivables	3	18
Issuance of other financing receivables	(9)	(1)
Investments in affiliates	(5)	(6)
Distributions from unconsolidated affiliates	18	32
Proceeds from asset dispositions	2,197	40
Contract acquisition costs	(27)	(54)
Software capitalization costs	(38)	(45)
Net cash provided by (used in) investing activities	515	(200)

Financing Activities
Borrowings	35	350
Repayment of debt	(1,342)	(1,075)
Debt issuance costs	—	(9)
Change in restricted cash and cash equivalents	(53)	(19)
Capital contribution	—	13
Dividends paid	(69)	—
Distributions to noncontrolling interests	(6)	(3)
Excess tax benefits from share-based compensation	8	—
Net cash used in financing activities	(1,427)	(743)

Effect of exchange rate changes on cash and cash equivalents	(17)	(7)
Net increase (decrease) in cash and cash equivalents	62	(51)
Cash and cash equivalents, beginning of period	566	594

Cash and cash equivalents, end of period	$628	$543

Supplemental Disclosures
Cash paid during the year:
Interest	$329	$353
Income taxes, net of refunds	359	284

Non-cash investing activities:
Acquisition of property and equipment	—	144
Acquisition of other intangible assets	—	1
Disposition of equity investments	—	(59)
Long-term debt assumed	(450)	—
Capital lease restructuring	—	11

Non-cash financing activities:
Long-term debt assumed	450	64
Capital lease restructuring	(24)	11
See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock					Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2014	985	$10	$10,028	$(4,658)	$(628)	$(38)	$4,714
Net income	—	—	—	590	—	10	600
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(157)	—	(157)
Pension liability adjustment	—	—	—	—	3	—	3
Cash flow hedge adjustment	—	—	—	—	(11)	—	(11)
Other comprehensive loss	—	—	—	—	(165)	—	(165)
Dividends	—	—	—	(69)	—	—	(69)
Share-based compensation	2	—	98	—	—	—	98
Excess tax benefits on equity awards	—	—	8	—	—	—	8
Distributions	—	—	—	—	—	(6)	(6)
Balance as of September 30, 2015	987	$10	$10,134	$(4,137)	$(793)	$(34)	$5,180

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock					Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2013	985	$10	$9,948	$(5,331)	$(264)	$(87)	$4,276
Net income	—	—	—	515	—	8	523
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(133)	2	(131)
Pension liability adjustment	—	—	—	—	3	—	3
Cash flow hedge adjustment	—	—	—	—	(4)	—	(4)
Other comprehensive income (loss)	—	—	—	—	(134)	2	(132)
Share-based compensation	—	—	73	—	—	—	73
Capital contribution	—	—	13	—	—	—	13
Distributions	—	—	—	—	—	(3)	(3)
Equity contributions to consolidated variable interest entities	—	—	(34)	—	(6)	40	—
Balance as of September 30, 2014	985	$10	$10,000	$(4,816)	$(404)	$(40)	$4,750
.

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world based upon the number of hotel rooms and timeshare units under our 12 distinct brands. We are engaged in owning, leasing, managing, developing and franchising hotels, resorts and timeshare properties. As of September 30, 2015, we owned, leased, managed or franchised 4,480 hotel and resort properties, totaling 737,922 rooms in 97 countries and territories, as well as 45 timeshare properties comprising 7,152 units.

As of September 30, 2015, affiliates of The Blackstone Group L.P. ("Blackstone" or "our Sponsor") beneficially owned approximately 45.9 percent of our common stock.

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Note 2: Recently Issued Accounting Pronouncements

Accounting Standards Not Yet Adopted

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16 ("ASU 2015-16"), Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires adjustments to provisional amounts that are identified during the measurement period of a business combination to be recognized in the reporting period in which the adjustment amounts are determined. Acquirers are no longer required to revise comparative information for prior periods as if the accounting for the business combination had been completed as of the acquisition date. The provisions of ASU 2015-16 are effective for reporting periods beginning after December 15, 2015. We have elected, as permitted by the standard, to early adopt ASU 2015-16 on a prospective basis as of October 1, 2015. The adoption is not expected to have a material effect on our consolidated financial position or results of operations.

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

In April 2015, the FASB issued ASU No. 2015-05 ("ASU 2015-05"), Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides a basis for evaluating whether a cloud computing arrangement includes a software license, whereby if an arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses, and if it does not, the customer should account for the arrangement as a service contract. The provisions of ASU 2015-05 are effective for reporting periods beginning after December 15, 2015; early adoption is permitted. The adoption is not expected to have a material effect on our consolidated financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset, which is consistent with the presentation of debt discounts and premiums. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that absent authoritative guidance in ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the staff of the Securities and Exchange Commission would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The provisions of ASU 2015-03 are effective for reporting periods beginning after December 15, 2015 and are to be applied retrospectively; early adoption is permitted. The adoption of this ASU is not expected to have a material effect on our consolidated financial position or results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 ("ASU 2015-14"), Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for reporting periods beginning after December 15, 2016 to reporting periods beginning after December 15, 2017. The provisions of this ASU are to be applied retrospectively; early adoption is not permitted. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

Note 3: Acquisitions

Tax Deferred Exchange

In February 2015, we used proceeds from the sale of the Waldorf Astoria New York (see Note 4: "Disposals") to acquire, as part of a tax deferred exchange of real property, the following properties from sellers affiliated with Blackstone for a total purchase price of $1.76 billion:

•	the resort complex consisting of the Waldorf Astoria Orlando and the Hilton Orlando Bonnet Creek in Orlando, Florida (the "Bonnet Creek Resort");

•	the Casa Marina Resort in Key West, Florida;

•	the Reach Resort in Key West, Florida; and

•	the Parc 55 in San Francisco, California.

In June 2015, we acquired the Juniper Hotel Cupertino in Cupertino, California to complete the tax deferred exchange of real property, discussed above, for a total purchase price of $112 million.

We incurred transaction costs of $26 million recognized in other gain (loss), net in our condensed consolidated statement of operations for the nine months ended September 30, 2015.

As of the acquisition dates, the fair values of the assets acquired and liabilities assumed were as follows:

(in millions)
Cash and cash equivalents	$16
Restricted cash and cash equivalents	8
Inventories	1
Prepaid expenses	3
Other current assets	1
Property and equipment	1,868
Other intangible assets	4
Accounts payable, accrued expenses and other	(25)
Long-term debt	(450)
Net assets acquired	$1,426

These fair values are subject to adjustments as additional information relative to the fair values at the acquisition date becomes available through the measurement period, which can extend for up to one year after the acquisition date. See Note 11: "Fair Value Measurements" for additional details on the fair value techniques and inputs used for the measurement of the assets and liabilities.

The results of operations from these properties included in the condensed consolidated statements of operations were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
	(in millions)
Total revenues	$84	$228
Income before income taxes	10	44

Equity Investments Exchange

In July 2014, we entered into an agreement to exchange our ownership interest in six hotels for the remaining interest in five other hotels that were part of an equity investment portfolio we owned with one other partner. As a result of this exchange, we have a 100 percent ownership interest in five hotels and no longer have any ownership interest in the remaining six hotels. This transaction was accounted for as a business combination achieved in stages, resulting in a remeasurement gain based upon the fair values of the equity investments. The carrying values of these equity investments immediately before the exchange totaled $59 million and the fair values of these equity investments immediately before the exchange totaled $83 million, resulting in a pre-tax gain of $23 million, net of transaction costs, recognized in other gain (loss), net in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

Note 4: Disposals

Hilton Sydney

In July 2015, we completed the sale of the Hilton Sydney for a purchase price of 442 million Australian Dollars ("AUD") (equivalent to $340 million as of the closing date). As a result of the sale, we recognized a pre-tax gain of $163 million included in gain on sales of assets, net in our condensed consolidated statements of operations for the three and nine months ended September 30, 2015. The pre-tax gain was net of transaction costs, a goodwill reduction of $36 million and reclassification of a currency translation adjustment of $25 million from accumulated other comprehensive loss into earnings concurrent with the disposition. The goodwill reduction was due to our consideration of the Hilton Sydney property as a business within our ownership segment; therefore, we reduced the carrying amount of our goodwill by the amount representing the fair value of the business disposed relative to the fair value of the portion of our ownership reporting unit goodwill that was retained.

Waldorf Astoria New York

In February 2015, we completed the sale of the Waldorf Astoria New York for a purchase price of $1.95 billion and we repaid in full the existing mortgage loan secured by our Waldorf Astoria New York property (the "Waldorf Astoria Loan") of approximately $525 million. As a result of the sale, we recognized a gain of $143 million included in gain on sales of assets, net in our condensed consolidated statement of operations for the nine months ended September 30, 2015. The gain was net of transaction costs and a goodwill reduction of $185 million. The goodwill reduction was due to our consideration of the Waldorf Astoria New York property as a business within our ownership segment; therefore, we reduced the carrying amount of our goodwill by the amount representing the fair value of the business disposed relative to the fair value of the portion of our ownership reporting unit goodwill that was retained. Additionally, we recognized a loss of $6 million in other gain (loss), net in our condensed consolidated statement of operations for the nine months ended September 30, 2015 related to the reduction of the Waldorf Astoria Loan's remaining carrying amount of debt issuance costs.

Sale of Other Property and Equipment

During the nine months ended September 30, 2014, we completed the sales of two hotels and a vacant parcel of land for approximately $15 million. As a result of these sales, we recognized a pre-tax gain of $13 million, including the reclassification of a currency translation adjustment of $3 million, from accumulated other comprehensive loss concurrent with the disposition. The gain was included in other gain (loss), net in our condensed consolidated statement of operations for the nine months ended September 30, 2014. Additionally, during the nine months ended September 30, 2014, we completed the sale of certain land and easement rights to an affiliate of Blackstone in connection with a timeshare project. As a result, the affiliate of Blackstone acquired the rights to the name, plans, designs, contracts and other documents related to the timeshare project. The total consideration received for this transaction was approximately $37 million. We recognized $13 million, net of tax, as a capital contribution within additional paid-in capital, representing the excess of the fair value of the consideration received over the carrying value of the assets sold.

Note 5: Property and Equipment

Property and equipment were as follows:

	September 30,	December 31,
	2015	2014
	(in millions)
Land	$3,484	$3,009
Buildings and leasehold improvements	6,349	5,150
Furniture and equipment	1,258	1,140
Construction-in-progress	102	53
	11,193	9,352
Accumulated depreciation and amortization	(2,061)	(1,869)
	$9,132	$7,483

Depreciation and amortization expense on property and equipment, including amortization of assets recorded under capital leases, was $88 million and $79 million during the three months ended September 30, 2015 and 2014, respectively, and $260 million and $235 million during the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015 and December 31, 2014, property and equipment included approximately $143 million and $149 million, respectively, of capital lease assets primarily consisting of buildings and leasehold improvements, net of $69 million and $64 million, respectively, of accumulated depreciation and amortization.

Note 6: Financing Receivables

Financing receivables were as follows:

	September 30, 2015
	Securitized Timeshare	Unsecuritized Timeshare(1)	Other	Total
	(in millions)
Financing receivables	$337	$582	$36	$955
Less: allowance	(16)	(74)	—	(90)
	321	508	36	865

Current portion of financing receivables	59	75	2	136
Less: allowance	(3)	(9)	—	(12)
	56	66	2	124

Total financing receivables	$377	$574	$38	$989

	December 31, 2014
	Securitized Timeshare	Unsecuritized Timeshare(1)	Other	Total
	(in millions)
Financing receivables	$430	$454	$22	$906
Less: allowance	(24)	(58)	(2)	(84)
	406	396	20	822

Current portion of financing receivables	66	74	2	142
Less: allowance	(4)	(10)	—	(14)
	62	64	2	128

Total financing receivables	$468	$460	$22	$950
____________

(1)
Included in this balance, we had $164 million of gross timeshare financing receivables secured under our revolving non-recourse timeshare financing receivables credit facility (the "Timeshare Facility"), as of September 30, 2015 and December 31, 2014, respectively.

Timeshare Financing Receivables

As of September 30, 2015, we had 52,840 timeshare financing receivables with interest rates ranging from zero percent to 20.50 percent, a weighted average interest rate of 11.92 percent, a weighted average remaining term of 7.6 years and maturities through 2026.

Our timeshare financing receivables as of September 30, 2015 mature as follows:

	Securitized Timeshare	Unsecuritized Timeshare
Year	(in millions)
2015 (remaining)	$15	$29
2016	60	62
2017	62	66
2018	61	68
2019	57	69
Thereafter	141	363
	396	657
Less: allowance	(19)	(83)
	$377	$574

As of September 30, 2015 and December 31, 2014, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $30 million and $31 million, respectively. The following table details an aged analysis of our gross timeshare financing receivables balance:

	September 30,	December 31,
	2015	2014
	(in millions)
Current	$1,011	$980
30 - 89 days past due	12	13
90 - 119 days past due	3	2
120 days and greater past due	27	29
	$1,053	$1,024

The changes in our allowance for uncollectible timeshare financing receivables were as follows:

	Nine Months Ended
	September 30,
	2015	2014
	(in millions)
Beginning balance	$96	$92
Write-offs	(23)	(24)
Provision for uncollectibles on sales	29	25
Ending balance	$102	$93

Note 7: Investments in Affiliates

Investments in affiliates were as follows:

	September 30,	December 31,
	2015	2014
	(in millions)
Equity investments	$145	$153
Other investments	9	17
	$154	$170

We maintain investments in affiliates accounted for under the equity method, which are primarily investments in entities that owned or leased 16 hotels as of September 30, 2015 and December 31, 2014. These entities had total debt of approximately $949 million and $929 million as of September 30, 2015 and December 31, 2014, respectively. Substantially all of the debt is secured solely by the affiliates' assets or is guaranteed by other partners without recourse to us.

Note 8: Consolidated Variable Interest Entities

As of September 30, 2015 and December 31, 2014, we consolidated five variable interest entities ("VIEs"); two lease hotels from unconsolidated affiliates in Japan, two are associated with our timeshare financing receivables securitization transactions that both issued debt (collectively, "Securitized Timeshare Debt") and one owns a hotel in the U.S. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our VIEs are only available to settle the obligations of these entities. Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised the following:

	September 30,	December 31,
	2015	2014
	(in millions)
Cash and cash equivalents	$38	$27
Restricted cash and cash equivalents	17	22
Property and equipment, net	73	77
Securitized financing receivables, net	377	468
Other non-current assets	53	56
Non-recourse debt	605	729

During the nine months ended September 30, 2015 and 2014, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

In June 2015, one of our consolidated VIEs in Japan modified the terms of its capital lease, resulting in a reduction in non-recourse debt of $24 million. This amount was recognized as a gain in other gain (loss), net in our condensed consolidated statement of operations during the nine months ended September 30, 2015, as the leased asset had previously been fully impaired.

In September 2014, we acquired an additional ownership interest in one of our consolidated VIEs in Japan. The effect of this acquisition was recognized during the nine months ended September 30, 2014, resulting in a decrease in additional paid-in capital of $6 million, a decrease in accumulated other comprehensive loss of $1 million and an increase in noncontrolling interests of $5 million.

Note 9: Debt

Long-term Debt

Long-term debt balances, including obligations for capital leases, and associated interest rates as of September 30, 2015 were as follows:

	September 30,	December 31,
	2015	2014
	(in millions)
Senior secured term loan facility with a rate of 3.50%, due 2020	$4,325	$5,000
Senior notes with a rate of 5.625%, due 2021	1,500	1,500
Commercial mortgage-backed securities loan with an average rate of 4.07%, due 2018(1)	3,487	3,487
Mortgage loans with an average rate of 4.00%, due 2016 to 2020(2)	648	721
Other unsecured notes with a rate of 7.50%, due 2017	54	54
Capital lease obligations with an average rate of 6.12%, due 2015 to 2097	66	72
	10,080	10,834
Less: current maturities of long-term debt	(116)	(10)
Less: unamortized discount on senior secured term loan facility	(19)	(21)
	$9,945	$10,803
____________

(1)	The initial maturity date of the variable-rate component of this borrowing is November 1, 2015. We assumed all extensions, which are solely at our option, were exercised.

(2)	For mortgage loans with maturity date extensions that are solely at our option, we assumed they were exercised.

During the nine months ended September 30, 2015, we made prepayments of $675 million on our senior secured term loan facility (the "Term Loans"), including a contractually required prepayment using the net proceeds from the sale of the Hilton Sydney. See Note 4: "Disposals" for further information on the transaction.

As of September 30, 2015, we had $45 million of letters of credit outstanding under our $1.0 billion senior secured revolving credit facility (the "Revolving Credit Facility"), and a borrowing capacity of $955 million.

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

Our commercial mortgage-backed securities loan secured by 23 of our U.S. owned real estate assets (the "CMBS Loan") and the Bonnet Creek Loan require us to deposit with the lenders certain cash reserves for restricted uses. As of September 30, 2015 and December 31, 2014, our condensed consolidated balance sheets included $91 million and $19 million, respectively, of restricted cash and cash equivalents related to these loans.

Non-recourse Debt

Non-recourse debt, including obligations for capital leases, and associated interest rates as of September 30, 2015 were as follows:

	September 30,	December 31,
	2015	2014
	(in millions)
Capital lease obligations of consolidated VIEs with a rate of 6.34%, due 2018 to 2026	$189	$216
Non-recourse debt of consolidated VIEs with an average rate of 3.74%, due 2015 to 2018(1)	32	32
Timeshare Facility with a rate of 1.20%, due 2017	150	150
Securitized Timeshare Debt with an average rate of 1.97%, due 2026	384	481
	755	879
Less: current maturities of non-recourse debt	(132)	(127)
	$623	$752
____________

(1)	Excludes the non-recourse debt of our VIEs that issued the Securitized Timeshare Debt, as it is presented separately.

We are required to deposit payments received from customers on the pledged timeshare financing receivables and securitized timeshare financing receivables related to the Timeshare Facility and Securitized Timeshare Debt, respectively, into a depository account maintained by a third party. On a monthly basis, the depository account will be utilized to make any required principal, interest and other payments due with respect to the Timeshare Facility and Securitized Timeshare Debt. The balance in the depository account, totaling $19 million and $25 million as of September 30, 2015 and December 31, 2014, respectively, was included in restricted cash and cash equivalents in our condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our long-term debt and non-recourse debt as of September 30, 2015 were as follows:

Year	(in millions)
2015 (remaining)	$48
2016	229
2017	348
2018(1)	3,562
2019(1)	481
Thereafter	6,167
$10,835
____________

(1)	We assumed all extensions that are solely at our option for purposes of calculating maturity dates.

Note 10: Derivative Instruments and Hedging Activities

During the nine months ended September 30, 2015 and 2014, derivatives were used to hedge the interest rate risk associated with variable-rate debt. Certain of our loan agreements require us to hedge interest rate risk using derivative instruments.

During the nine months ended September 30, 2015, derivatives were also used to hedge foreign exchange risk associated with certain foreign currency denominated cash balances.

Cash Flow Hedges

As of September 30, 2015, we held four interest rate swaps with an aggregate notional amount of $1.45 billion, which swap three-month LIBOR on the Term Loans to a fixed rate of 1.87 percent and expire in October 2018. We elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

Non-designated Hedges

As of September 30, 2015, we held 29 short-term foreign exchange forward contracts with an aggregate notional amount of $92 million to offset exposure to fluctuations in our foreign currency denominated cash balances. We elected not to designate these foreign exchange forward contracts as hedging instruments.

As of September 30, 2015, we also held the following interest rate caps:

•	one interest rate cap in the notional amount of $875 million, for the variable-rate component of the CMBS Loan, that expires in November 2015 and caps one-month LIBOR at 6.0 percent;

•	one interest rate cap in the notional amount of $525 million that expires in November 2015 and caps one-month LIBOR at 4.0 percent; and

•	one interest rate cap in the notional amount of $338 million that expires in May 2016 and caps one-month LIBOR at 3.0 percent on the Bonnet Creek Loan.

We did not elect to designate any of these interest rate caps as hedging instruments.

Fair Value of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated balance sheets were as follows:

	September 30, 2015		December 31, 2014
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
		(in millions)		(in millions)
Cash Flow Hedges:
Interest rate swaps	Other liabilities	$22	Other liabilities	$4

Non-designated Hedges:
Interest rate caps(1)	Other assets	—	Other assets	—
Forward contracts(2)	Other assets	1	Other assets	—
Forward contracts(1)	Accounts payable, accrued expenses and other	—	Accounts payable, accrued expenses and other	—
____________

(1)	The fair values of our interest rate caps and forward contracts were less than $1 million as of September 30, 2015 and December 31, 2014.
(2) The fair values of our forward contracts were less than $1 million as of December 31, 2014.

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss), before any effect for income taxes, were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification of Gain (Loss) Recognized	2015	2014	2015	2014
		(in millions)
Cash Flow Hedges:
Interest rate swaps(1)	Other comprehensive income (loss)	$(10)	$8	$(18)	$(6)

Non-designated Hedges:
Interest rate caps	Other gain (loss), net	—	—	—	—
Forward contracts	Gain (loss) on foreign currency transactions	6	N/A	12	N/A
____________

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three and nine months ended September 30, 2015 and 2014.

Note 11: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities, which included related current portions, were as follows:

	September 30, 2015
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$355	$—	$355	$—
Restricted cash equivalents	25	—	25	—
Timeshare financing receivables	1,053	—	—	1,053
Liabilities:
Long-term debt(1)	9,995	1,616	—	8,525
Non-recourse debt(2)	534	—	—	534
Interest rate swaps	22	—	22	—

	December 31, 2014
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$326	$—	$326	$—
Restricted cash equivalents	38	—	38	—
Timeshare financing receivables	1,024	—	—	1,021
Liabilities:
Long-term debt(1)	10,741	1,630	—	9,207
Non-recourse debt(2)	631	—	—	626
Interest rate swaps	4	—	4	—
____________

(1)	Excludes capital lease obligations with a carrying value of $66 million and $72 million as of September 30, 2015 and December 31, 2014, respectively.

(2)
Excludes capital lease obligations of consolidated VIEs with a carrying value of $189 million and $216 million as of September 30, 2015 and December 31, 2014, respectively, and non-recourse debt of consolidated VIEs with a carrying value of $32 million as of September 30, 2015 and December 31, 2014.

We believe the carrying amounts of our other financial assets and liabilities approximated fair value as of September 30, 2015 and December 31, 2014. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

Cash equivalents and restricted cash equivalents primarily consisted of short-term interest-bearing money market funds with maturities of less than 90 days, time deposits and commercial paper. The estimated fair values were based on available market pricing information of similar financial instruments.

The estimated fair values of our timeshare financing receivables were based on the expected future cash flows discounted at weighted-average interest rates of the current portfolio, which reflect the risk of the underlying notes, primarily determined by the credit worthiness of the borrowers.

The estimated fair values of our Level 1 long-term debt were based on prices in active debt markets. The estimated fair values of our Level 3 long-term debt were based on indicative quotes received for similar issuances, the expected future cash flows discounted at risk-adjusted rates or the carrying value as the interest rates under the loan agreements approximated current market rates.

The estimated fair values of our Level 3 non-recourse debt approximated carrying values as the interest rates under the loan agreements either approximated current market rates or there were not significant fluctuations in current market rates to change the fair values of the underlying instruments.

We measure our interest rate swaps at fair value, which were estimated using an income approach. The primary inputs into our fair value estimate include interest rates and yield curves based on observable market inputs of similar instruments.

As a result of our acquisition of certain properties during the nine months ended September 30, 2015, we measured financial and nonfinancial assets and liabilities at fair value on a nonrecurring basis (see Note 3: "Acquisitions") as follows:

(in millions)

Property and equipment	$1,868
Long-term debt	450

We estimated the fair values of these financial and nonfinancial assets and liabilities using discounted cash flow analyses with the following significant unobservable inputs (Level 3):

Property and equipment:
Estimated stabilized growth rate	3 to 4 percent
Term	10 to 11 years
Terminal capitalization rate(1)	7 to 8 percent
Discount rate(1)	9 to 10 percent

Long-term debt:
Risk adjusted rate	One-month LIBOR plus 275 basis points
____________

(1)	Reflects the risk profile of the individual markets where the assets are located and are not necessarily indicative of our hotel portfolio as a whole.

Note 12: Income Taxes

At the end of each quarter we estimate the effective tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, foreign, state and local income taxes. The annual effective tax rate expected to be applied for the full year is higher than our statutory tax rate primarily because no tax benefit was recognized for compensation costs incurred for the executive compensation plan that certain members of our senior management team participated in prior to December 2013 (the "Promote Plan") or for the reduction of goodwill in connection with the sales of the Waldorf Astoria New York and the Hilton Sydney (see Note 4: "Disposals" for further information). The higher effective tax rate, as compared to our statutory tax rate, for the three and nine months ended September 30, 2015, was largely attributable to the reduction of goodwill in connection with the sales of the Waldorf Astoria New York and the Hilton Sydney as well as compensation costs under the Promote Plan for which no tax benefits were recognized. In addition, a foreign jurisdiction where we had deferred tax assets reduced its statutory tax rate, resulting in a reduction to the deferred tax asset and a corresponding recognition of income tax expense of $6 million during the nine months ended September 30, 2015.

Our total unrecognized tax benefits as of September 30, 2015 and December 31, 2014 were $407 million and $401 million, respectively. We had accrued approximately $26 million and $22 million for the payment of interest and penalties as of September 30, 2015 and December 31, 2014, respectively. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

As a result of the expected resolution of examination issues with federal, state and foreign tax authorities, we believe it is reasonably possible that during the next 12 months the amount of unrecognized tax benefits will decrease up to $21 million. Included in the balance of unrecognized tax benefits as of September 30, 2015 and December 31, 2014 were $377 million and $367 million, respectively, associated with positions that, if favorably resolved, would provide a benefit to our effective tax rate.

We file income tax returns, including returns for our subsidiaries, with federal, state and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service ("IRS") and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. We are no longer subject to U.S. federal income tax examination for years through 2004. As of September 30, 2015, we remain subject to federal examinations from 2005-2014, state examinations from 1999-2014 and foreign examinations of our income tax returns for the years 1996 through 2014.

In April 2014, we received 30-day Letters from the IRS and the Revenue Agents Report ("RAR") for the 2006 and October 2007 tax years. We disagreed with several of the proposed adjustments in the RAR, filed a formal appeals protest with the IRS and did not make any tax payments related to this audit. The issues being protested in appeals relate to assertions by the IRS that: (1) certain foreign currency-denominated, intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries; (2) in calculating the amount of U.S. taxable income resulting from our Hilton HHonors guest loyalty program, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed; and (3) certain foreign-currency denominated loans issued by one of our Luxembourg subsidiaries whose functional currency is U.S. Dollar ("USD"), should instead be treated as issued by one of our Belgian subsidiaries whose functional currency is the Euro, and thus foreign currency gains and losses with respect to such loans should have been measured in Euros, instead of USD. In total, the proposed adjustments sought by the IRS would result in additional U.S. federal tax owed of approximately $696 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to our Hilton HHonors guest loyalty program would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. We plan to pursue all available administrative remedies, and if we are not able to resolve these matters administratively, we plan to pursue judicial remedies. Accordingly, as of September 30, 2015, no accrual has been made for these amounts.

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

The components of net periodic pension cost (credit) for the Domestic Plan, U.K. Plan and International Plans were as follows:

	Three Months Ended September 30,
	2015			2014
	Domestic Plan	U.K. Plan	International Plans	Domestic Plan	U.K. Plan	International Plans
	(in millions)
Service cost	$2	$1	$1	$1	$1	$—
Interest cost	4	3	1	5	4	1
Expected return on plan assets	(4)	(7)	(1)	(5)	(7)	(1)
Amortization of prior service cost	1	—	—	1	—	—
Amortization of net loss	—	—	—	—	1	—
Settlement losses	—	—	1	1	—	—
Net periodic pension cost (credit)	$3	$(3)	$2	$3	$(1)	$—

	Nine Months Ended September 30,
	2015			2014
	Domestic Plan	U.K. Plan	International Plans	Domestic Plan	U.K. Plan	International Plans
	(in millions)
Service cost	$5	$1	$2	$5	$1	$2
Interest cost	12	11	3	13	13	3
Expected return on plan assets	(14)	(19)	(3)	(14)	(19)	(3)
Amortization of prior service cost	3	—	—	3	—	—
Amortization of net loss	2	1	1	1	1	—
Settlement losses	—	—	3	2	—	—
Net periodic pension cost (credit)	$8	$(6)	$6	$10	$(4)	$2

Note 14: Share-Based Compensation

Stock Plan

Under the Hilton Worldwide Holdings Inc. 2013 Omnibus Incentive Plan (the "Stock Plan"), we issue time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options"), performance-vesting restricted stock units and restricted stock (collectively, "performance shares") and deferred share units ("DSUs").

We recognized share-based compensation expense for awards granted under the Stock Plan of $22 million and $25 million during the three months ended September 30, 2015 and 2014, respectively, and $77 million and $60 million during the nine months ended September 30, 2015 and 2014, respectively, which included amounts reimbursed by hotel owners. As of September 30, 2015, unrecognized compensation costs for unvested awards was approximately $119 million, which is expected to be recognized over a weighted-average period of 1.8 years on a straight-line basis.

As of September 30, 2015, there were 68,524,469 shares of common stock available for future issuance under the Stock Plan.

Restricted Stock Units

During the nine months ended September 30, 2015, we issued 2,052,145 RSUs with a weighted average grant date fair value of $27.47, which generally vest in annual installments over two or three years from the date of grant. Vested RSUs generally are settled for our common stock, with the exception of certain awards that are settled in cash.

Stock Options

During the nine months ended September 30, 2015, we issued 928,585 options with an exercise price of $27.46, which vest over three years from the date of grant, and terminate 10 years from the date of grant or earlier if the individual’s service terminates.

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

As of September 30, 2015, 299,615 options were exercisable.

Performance Shares

During the nine months ended September 30, 2015, we issued 1,227,140 performance shares. The performance shares are settled at the end of the three-year performance period with 50 percent of the shares subject to achievement based on a measure of the Company’s total shareholder return relative to the total shareholder returns of members of a peer company group ("relative shareholder return") and the other 50 percent of the shares subject to achievement based on the Company’s earnings before interest expense, taxes and depreciation and amortization ("EBITDA") compound annual growth rate ("EBITDA CAGR").

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

The grant date fair value of these performance shares based on our EBITDA CAGR was $27.46. For performance shares based on our EBITDA CAGR, we determined that the performance condition is probable of achievement and as of September 30, 2015, we recognized compensation expense based on the anticipated achievement percentage as follows:

Achievement Percentage
Performance shares granted in 2014	150%
Performance shares granted in 2015	125%

Deferred Share Units

During the nine months ended September 30, 2015, we issued to our independent directors 18,538 DSUs with a weighted average grant date fair value of $28.32, which are fully vested and non-forfeitable on the grant date. DSUs are settled for shares of our common stock and deliverable upon the earlier of termination of the individual's service on our Board of Directors or a change in control.

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

Total compensation expense recognized for the Promote Plan was $6 million during the three months ended September 30, 2014, and was $66 million and $25 million during the nine months ended September 30, 2015 and 2014, respectively.

Note 15: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$279	$183	$590	$515
Denominator:
Weighted average shares outstanding	987	985	986	985
Basic EPS	$0.28	$0.19	$0.60	$0.52

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$279	$183	$590	$515
Denominator:
Weighted average shares outstanding	989	987	989	986
Diluted EPS	$0.28	$0.19	$0.60	$0.52

Approximately 1 million share-based compensation awards were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2015 and 2014 because their effect would have been anti-dilutive under the treasury stock method.

Note 16: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2014	$(446)	$(179)	$(3)	$(628)

Other comprehensive loss before reclassifications	(173)	(1)	(11)	(185)
Amounts reclassified from accumulated other comprehensive loss	16	4	—	20
Net current period other comprehensive income (loss)	(157)	3	(11)	(165)

Balance as of September 30, 2015	$(603)	$(176)	$(14)	$(793)

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2013	$(136)	$(134)	$6	$(264)

Other comprehensive loss before reclassifications	(129)	—	(4)	(133)
Amounts reclassified from accumulated other comprehensive loss	(4)	3	—	(1)
Net current period other comprehensive income (loss)	(133)	3	(4)	(134)

Equity contribution to consolidated variable interest entities	(6)	—	—	(6)

Balance as of September 30, 2014	$(275)	$(131)	$2	$(404)
____________

(1)	Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature.

The following table presents additional information about reclassifications out of accumulated other comprehensive loss; amounts in parentheses indicate a loss in our condensed consolidated statements of operations:

	Nine Months Ended
	September 30,
	2015	2014
	(in millions)
Currency translation adjustment:
Sale and liquidation of foreign assets(1)	$(25)	$3
Gains on net investment hedges(2)	—	1
Tax benefit(3)(4)	9	—
Total currency translation adjustment reclassifications for the period, net of taxes	(16)	4

Pension liability adjustment:
Amortization of prior service cost(5)	$(3)	$(3)
Amortization of net loss(5)	(4)	(2)
Tax benefit(3)	3	2
Total pension liability adjustment reclassifications for the period, net of taxes	(4)	(3)

Total reclassifications for the period, net of tax	$(20)	$1
____________

(1)
Reclassified out of accumulated other comprehensive loss to gain on sales of assets, net for the nine months ended September 30, 2015 and other gain (loss), net for the nine months ended September 30, 2014 in our condensed consolidated statements of operations. See Note 4: "Disposals" for additional information.

(2)	Reclassified out of accumulated other comprehensive loss to gain (loss) on foreign currency transactions in our condensed consolidated statements of operations.

(3)	Reclassified out of accumulated other comprehensive loss to income tax expense in our condensed consolidated statements of operations.

(4)	The tax benefit was less than $1 million for the nine months ended September 30, 2014.

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

The ownership segment included 147 properties totaling 59,962 rooms, comprising 124 hotels that we wholly owned or leased, three consolidated non-wholly owned entities, three consolidated VIEs and unconsolidated investments in affiliates that owned or operated 17 hotels, as of September 30, 2015. While we do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment revenues, we manage these investments in our ownership segment.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us under one of our proprietary brand names in our brand portfolio. As of September 30, 2015, this segment included 522 managed hotels and 3,811 franchised hotels totaling 4,333 hotels consisting of 677,960 rooms. This segment also earns fees for managing properties in our ownership and timeshare segments.

The timeshare segment includes the development of vacation ownership clubs and resorts, marketing and selling of timeshare intervals, providing timeshare customer financing and resort operations. This segment also provides assistance to third-party developers in selling their timeshare inventory. As of September 30, 2015, this segment included 45 timeshare properties totaling 7,152 units.

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

The following table presents revenues and Adjusted EBITDA for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Revenues
Ownership(1)(2)	$1,089	$1,087	$3,194	$3,165
Management and franchise(3)	438	383	1,263	1,085
Timeshare	334	295	974	850
Segment revenues	1,861	1,765	5,431	5,100
Other revenues from managed and franchised properties	1,063	906	3,074	2,653
Other revenues(4)	25	24	67	70
Intersegment fees elimination(1)(2)(3)(4)	(54)	(51)	(156)	(149)
Total revenues	$2,895	$2,644	$8,416	$7,674

Adjusted EBITDA
Ownership(1)(2)(3)(4)(5)	$281	$262	$789	$729
Management and franchise(3)	438	383	1,263	1,085
Timeshare(1)(3)	99	80	259	233
Corporate and other(2)(4)	(60)	(56)	(177)	(196)
Adjusted EBITDA	$758	$669	$2,134	$1,851
____________

(1)
Includes charges to timeshare operations for rental fees and fees for other amenities, which were eliminated in our condensed consolidated financial statements. These charges totaled $6 million and $7 million for the three months ended September 30, 2015 and 2014, respectively, and $17 million and $21 million for the nine months ended September 30, 2015 and 2014, respectively. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the ownership segment and an expense to timeshare Adjusted EBITDA.

(2)
Includes other intercompany charges of $1 million for the three months ended September 30, 2015 and 2014, and $3 million for the nine months ended September 30, 2015 and 2014, which were eliminated in our condensed consolidated financial statements.

(3)
Includes management, royalty and intellectual property fees of $33 million and $30 million for the three months ended September 30, 2015 and 2014, respectively, and $99 million and $86 million for the nine months ended September 30, 2015 and 2014, respectively. These fees are charged to consolidated owned and leased properties and were eliminated in our condensed consolidated financial statements. Also includes a licensing fee of $11 million for the three months ended September 30, 2015 and 2014, and $31 million and $33 million for the nine months ended September 30, 2015 and 2014, respectively, which is charged to our timeshare segment by our management and franchise segment and was eliminated in our condensed consolidated financial statements. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the management and franchise segment and an expense to ownership Adjusted EBITDA and timeshare Adjusted EBITDA.

(4)
Includes charges to consolidated owned and leased properties for services provided by our wholly owned laundry business of $3 million and $2 million for the three months ended September 30, 2015 and 2014, respectively, and $6 million for the nine months ended September 30, 2015 and 2014. These charges were eliminated in our condensed consolidated financial statements.

(5)	Includes unconsolidated affiliate Adjusted EBITDA.

The following table provides a reconciliation of Adjusted EBITDA to EBITDA and EBITDA to net income attributable to Hilton stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Adjusted EBITDA	$758	$669	$2,134	$1,851
Net income attributable to noncontrolling interests	(4)	(4)	(10)	(8)
Gain on sales of assets, net	164	—	306	—
Gain (loss) on foreign currency transactions	(8)	(5)	(21)	41
FF&E replacement reserve	(9)	(9)	(36)	(32)
Share-based and other compensation expense	(21)	(30)	(143)	(36)
Other gain (loss), net	1	24	(6)	38
Other adjustment items	(40)	(11)	(109)	(41)
EBITDA	841	634	2,115	1,813
Interest expense	(138)	(156)	(431)	(467)
Interest expense included in equity in earnings from unconsolidated affiliates	(1)	(2)	(5)	(8)
Income tax expense	(247)	(127)	(555)	(331)
Depreciation and amortization	(171)	(159)	(519)	(470)
Depreciation and amortization included in equity in earnings from unconsolidated affiliates	(5)	(7)	(15)	(22)
Net income attributable to Hilton stockholders	$279	$183	$590	$515

The following table presents assets for our reportable segments, reconciled to consolidated amounts:

	September 30,	December 31,
	2015	2014
	(in millions)
Assets:
Ownership	$11,506	$11,595
Management and franchise	10,463	10,530
Timeshare	1,922	1,840
Corporate and other	2,041	2,160
	$25,932	$26,125

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	Nine Months Ended
	September 30,
	2015	2014
	(in millions)
Capital expenditures for property and equipment:
Ownership	$200	$173
Timeshare	7	5
Corporate and other	7	6
	$214	$184

Note 18: Commitments and Contingencies

As of September 30, 2015, we had outstanding guarantees of $25 million, with remaining terms ranging from five years to eight years, for debt and other obligations of third parties. We have one letter of credit for $25 million that has been pledged as collateral for one of these guarantees. Although we believe it is unlikely that material payments will be required under these guarantees or letters of credit, there can be no assurance that this will be the case.

We have also provided performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of September 30, 2015, we had six contracts containing performance guarantees, with expirations ranging from 2019 to 2030, and possible cash outlays totaling approximately $102 million. Our obligations under these guarantees in future periods are dependent on the operating performance levels of these hotels over the remaining terms of the performance guarantees. We do not have any letters of credit pledged as collateral against these guarantees. As of September 30, 2015 and December 31, 2014, we recorded current liabilities of approximately $8 million and non-current liabilities of approximately $28 million and $37 million, respectively, in our condensed consolidated balance sheets for obligations under our outstanding performance guarantees that are related to certain VIEs for which we are not the primary beneficiary.

As of September 30, 2015, we had outstanding commitments under third-party contracts of approximately $88 million for capital expenditures at certain owned and leased properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We have entered into an agreement with an affiliate of the owner of a hotel whereby we have agreed to provide a $60 million junior mezzanine loan to finance the construction of a new hotel. The junior mezzanine loan will be subordinated to a senior mortgage loan and senior mezzanine loan provided by third parties unaffiliated with us and will be funded on a pro rata basis with these loans as the construction costs are incurred. During the nine months ended September 30, 2015, we funded $11 million of this commitment, and we currently expect to fund the remainder of our commitment as follows: $6 million in the remainder of 2015, $39 million in 2016 and $4 million in 2017.

We have entered into an agreement with a developer in Las Vegas, Nevada, whereby we have agreed to purchase residential units from the developer that we will convert to timeshare units to be marketed and sold under our Hilton Grand Vacations brand. Subject to certain conditions, we are required to purchase approximately $92 million of inventory ratably over a maximum period of four years. During the nine months ended September 30, 2015 and 2014, we purchased $17 million and $23 million, respectively, of inventory under this agreement. As of September 30, 2015, our remaining contractual obligations pursuant to this agreement were $11 million, all of which we expect to incur in 2016.

During 2010, an affiliate of our Sponsor settled a $75 million liability on our behalf in conjunction with a lawsuit settlement by entering into service contracts with the plaintiff. We recorded the portion settled by this affiliate as a capital contribution. Additionally, as part of the settlement, we entered into a guarantee with the plaintiff to pay any shortfall that this affiliate does not fund related to those service contracts up to the value of the settlement amount made by the affiliate. The remaining potential exposure under this guarantee as of September 30, 2015 was approximately $25 million. We have not accrued a liability for this guarantee as we believe the likelihood of any material funding to be remote.

We are involved in other litigation arising from the normal course of business, some of which includes claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2015 will not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

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

The following schedules present the condensed consolidating financial information as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014, for the Parent, Subsidiary Issuers, Guarantors and Non-Guarantors.

	September 30, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$270	$358	$—	$628
Restricted cash and cash equivalents	—	—	145	131	—	276
Accounts receivable, net	—	—	523	406	—	929
Intercompany receivables	—	—	27	—	(27)	—
Inventories	—	—	407	23	—	430
Deferred income tax assets	—	—	9	11	—	20
Current portion of financing receivables, net	—	—	48	20	—	68
Current portion of securitized financing receivables, net	—	—	—	56	—	56
Prepaid expenses	—	—	68	117	(3)	182
Income taxes receivable	—	—	21	—	(2)	19
Other	—	—	7	31	—	38
Total current assets	—	—	1,525	1,153	(32)	2,646
Property, Intangibles and Other Assets:
Property and equipment, net	—	—	292	8,840	—	9,132
Financing receivables, net	—	—	399	145	—	544
Securitized financing receivables, net	—	—	—	321	—	321
Investments in affiliates	—	—	113	41	—	154
Investments in subsidiaries	5,394	11,202	4,849	—	(21,445)	—
Goodwill	—	—	3,851	2,051	—	5,902
Brands	—	—	4,405	524	—	4,929
Management and franchise contracts, net	—	—	904	272	—	1,176
Other intangible assets, net	—	—	410	193	—	603
Deferred income tax assets	24	7	—	157	(31)	157
Other	—	74	151	143	—	368
Total property, intangibles and other assets	5,418	11,283	15,374	12,687	(21,476)	23,286

TOTAL ASSETS	$5,418	$11,283	$16,899	$13,840	$(21,508)	$25,932

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$60	$1,484	$720	$(3)	$2,261
Intercompany payables	—	—	—	27	(27)	—
Current maturities of long-term debt	—	—	—	116	—	116
Current maturities of non-recourse debt	—	—	—	132	—	132
Income taxes payable	—	—	—	51	(2)	49
Total current liabilities	—	60	1,484	1,046	(32)	2,558
Long-term debt	—	5,807	54	4,084	—	9,945
Non-recourse debt	—	—	—	623	—	623
Deferred revenues	—	—	340	1	—	341
Deferred income tax liabilities	—	—	2,301	3,023	(31)	5,293
Liability for guest loyalty program	—	—	754	—	—	754
Other	204	22	764	248	—	1,238
Total liabilities	204	5,889	5,697	9,025	(63)	20,752

Equity:
Total Hilton stockholders' equity	5,214	5,394	11,202	4,849	(21,445)	5,214
Noncontrolling interests	—	—	—	(34)	—	(34)
Total equity	5,214	5,394	11,202	4,815	(21,445)	5,180

TOTAL LIABILITIES AND EQUITY	$5,418	$11,283	$16,899	$13,840	$(21,508)	$25,932

	December 31, 2014
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$270	$296	$—	$566
Restricted cash and cash equivalents	—	—	135	67	—	202
Accounts receivable, net	—	—	478	366	—	844
Intercompany receivables	—	—	46	—	(46)	—
Inventories	—	—	380	24	—	404
Deferred income tax assets	—	—	10	10	—	20
Current portion of financing receivables, net	—	—	47	19	—	66
Current portion of securitized financing receivables, net	—	—	—	62	—	62
Prepaid expenses	—	—	29	124	(20)	133
Income taxes receivable	—	—	154	—	(22)	132
Other	—	—	5	65	—	70
Total current assets	—	—	1,554	1,033	(88)	2,499
Property, Intangibles and Other Assets:
Property and equipment, net	—	—	305	7,178	—	7,483
Property and equipment, net held for sale	—	—	—	1,543	—	1,543
Financing receivables, net	—	—	272	144	—	416
Securitized financing receivables, net	—	—	—	406	—	406
Investments in affiliates	—	—	123	47	—	170
Investments in subsidiaries	4,924	11,361	4,935	—	(21,220)	—
Goodwill	—	—	3,847	2,307	—	6,154
Brands	—	—	4,405	558	—	4,963
Management and franchise contracts, net	—	—	1,007	299	—	1,306
Other intangible assets, net	—	—	466	208	—	674
Deferred income tax assets	22	1	—	155	(23)	155
Other	—	85	119	152	—	356
Total property, intangibles and other assets	4,946	11,447	15,479	12,997	(21,243)	23,626

TOTAL ASSETS	$4,946	$11,447	$17,033	$14,030	$(21,331)	$26,125

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$40	$1,384	$695	$(20)	$2,099
Intercompany payables	—	—	—	46	(46)	—
Current maturities of long-term debt	—	—	—	10	—	10
Current maturities of non-recourse debt	—	—	—	127	—	127
Income taxes payable	—	—	5	38	(22)	21
Total current liabilities	—	40	1,389	916	(88)	2,257
Long-term debt	—	6,479	54	4,270	—	10,803
Non-recourse debt	—	—	—	752	—	752
Deferred revenues	—	—	493	2	—	495
Deferred income tax liabilities	—	—	2,306	2,933	(23)	5,216
Liability for guest loyalty program	—	—	720	—	—	720
Other	194	4	710	260	—	1,168
Total liabilities	194	6,523	5,672	9,133	(111)	21,411

Equity:
Total Hilton stockholders' equity	4,752	4,924	11,361	4,935	(21,220)	4,752
Noncontrolling interests	—	—	—	(38)	—	(38)
Total equity	4,752	4,924	11,361	4,897	(21,220)	4,714

TOTAL LIABILITIES AND EQUITY	$4,946	$11,447	$17,033	$14,030	$(21,331)	$26,125

	Three Months Ended September 30, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$64	$1,025	$(7)	$1,082
Management and franchise fees and other	—	—	355	86	(25)	416
Timeshare	—	—	314	20	—	334
	—	—	733	1,131	(32)	1,832
Other revenues from managed and franchised properties	—	—	1,199	116	(252)	1,063
Total revenues	—	—	1,932	1,247	(284)	2,895

Expenses
Owned and leased hotels	—	—	46	773	(21)	798
Timeshare	—	—	221	4	(6)	219
Depreciation and amortization	—	—	82	89	—	171
General, administrative and other	—	—	117	33	(5)	145
	—	—	466	899	(32)	1,333
Other expenses from managed and franchised properties	—	—	1,199	116	(252)	1,063
Total expenses	—	—	1,665	1,015	(284)	2,396

Gain on sales of assets, net	—	—	—	164	—	164

Operating income	—	—	267	396	—	663

Interest income	—	—	2	1	—	3
Interest expense	—	(69)	(9)	(60)	—	(138)
Equity in earnings from unconsolidated affiliates	—	—	7	2	—	9
Gain (loss) on foreign currency transactions	—	—	213	(221)	—	(8)
Other gain, net	—	—	—	1	—	1

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(69)	480	119	—	530

Income tax benefit (expense)	(1)	27	(200)	(73)	—	(247)

Income (loss) before equity in earnings from subsidiaries	(1)	(42)	280	46	—	283

Equity in earnings from subsidiaries	280	322	42	—	(644)	—

Net income	279	280	322	46	(644)	283
Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income attributable to Hilton stockholders	$279	$280	$322	$42	$(644)	$279

Comprehensive income	$159	$274	$301	$(47)	$(524)	$163
Comprehensive income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Comprehensive income attributable to Hilton stockholders	$159	$274	$301	$(51)	$(524)	$159

	Three Months Ended September 30, 2014
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$60	$1,026	$(7)	$1,079
Management and franchise fees and other	—	—	299	84	(19)	364
Timeshare	—	—	271	24	—	295
	—	—	630	1,134	(26)	1,738
Other revenues from managed and franchised properties	—	—	1,019	107	(220)	906
Total revenues	—	—	1,649	1,241	(246)	2,644

Expenses
Owned and leased hotels	—	—	41	793	(18)	816
Timeshare	—	—	200	5	(6)	199
Depreciation and amortization	—	—	78	81	—	159
General, administrative and other	—	—	94	27	(2)	119
	—	—	413	906	(26)	1,293
Other expenses from managed and franchised properties	—	—	1,019	107	(220)	906
Total expenses	—	—	1,432	1,013	(246)	2,199

Operating income	—	—	217	228	—	445

Interest income	—	—	2	—	—	2
Interest expense	—	(83)	(15)	(58)	—	(156)
Equity in earnings from unconsolidated affiliates	—	—	3	1	—	4
Gain (loss) on foreign currency transactions	—	—	205	(210)	—	(5)
Other gain, net	—	—	—	24	—	24

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(83)	412	(15)	—	314

Income tax benefit (expense)	(1)	32	(160)	2	—	(127)

Income (loss) before equity in earnings from subsidiaries	(1)	(51)	252	(13)	—	187

Equity in earnings from subsidiaries	184	235	(17)	—	(402)	—

Net income	183	184	235	(13)	(402)	187
Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income attributable to Hilton stockholders	$183	$184	$235	$(17)	$(402)	$183

Comprehensive income	$(29)	$189	$282	$(273)	$(190)	$(21)
Comprehensive income attributable to noncontrolling interests	—	—	—	(8)	—	(8)
Comprehensive income attributable to Hilton stockholders	$(29)	$189	$282	$(281)	$(190)	$(29)

	Nine Months Ended September 30, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$177	$3,016	$(19)	$3,174
Management and franchise fees and other	—	—	1,026	243	(75)	1,194
Timeshare	—	—	911	63	—	974
	—	—	2,114	3,322	(94)	5,342
Other revenues from managed and franchised properties	—	—	3,449	345	(720)	3,074
Total revenues	—	—	5,563	3,667	(814)	8,416

Expenses
Owned and leased hotels	—	—	128	2,321	(66)	2,383
Timeshare	—	—	678	12	(17)	673
Depreciation and amortization	—	—	255	264	—	519
General, administrative and other	—	—	405	99	(11)	493
	—	—	1,466	2,696	(94)	4,068
Other expenses from managed and franchised properties	—	—	3,449	345	(720)	3,074
Total expenses	—	—	4,915	3,041	(814)	7,142

Gain on sales of assets, net	—	—	—	306	—	306

Operating income	—	—	648	932	—	1,580

Interest income	—	—	9	2	—	11
Interest expense	—	(213)	(37)	(181)	—	(431)
Equity in earnings from unconsolidated affiliates	—	—	18	4	—	22
Gain (loss) on foreign currency transactions	—	—	73	(94)	—	(21)
Other loss, net	—	—	—	(6)	—	(6)

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(213)	711	657	—	1,155

Income tax benefit (expense)	(6)	82	(299)	(332)	—	(555)

Income (loss) before equity in earnings from subsidiaries	(6)	(131)	412	325	—	600

Equity in earnings from subsidiaries	596	727	315	—	(1,638)	—

Net income	590	596	727	325	(1,638)	600
Net income attributable to noncontrolling interests	—	—	—	(10)	—	(10)
Net income attributable to Hilton stockholders	$590	$596	$727	$315	$(1,638)	$590

Comprehensive income	$425	$585	$709	$189	$(1,473)	$435
Comprehensive income attributable to noncontrolling interests	—	—	—	(10)	—	(10)
Comprehensive income attributable to Hilton stockholders	$425	$585	$709	$179	$(1,473)	$425

	Nine Months Ended September 30, 2014
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$163	$2,999	$(21)	$3,141
Management and franchise fees and other	—	—	873	239	(82)	1,030
Timeshare	—	—	777	73	—	850
	—	—	1,813	3,311	(103)	5,021
Other revenues from managed and franchised properties	—	—	2,996	300	(643)	2,653
Total revenues	—	—	4,809	3,611	(746)	7,674

Expenses
Owned and leased hotels	—	—	116	2,360	(56)	2,420
Timeshare	—	—	590	14	(40)	564
Depreciation and amortization	—	—	228	242	—	470
General, administrative and other	—	—	275	81	(7)	349
	—	—	1,209	2,697	(103)	3,803
Other expenses from managed and franchised properties	—	—	2,996	300	(643)	2,653
Total expenses	—	—	4,205	2,997	(746)	6,456

Operating income	—	—	604	614	—	1,218

Interest income	—	—	6	2	—	8
Interest expense	—	(255)	(42)	(170)	—	(467)
Equity in earnings from unconsolidated affiliates	—	—	13	3	—	16
Gain (loss) on foreign currency transactions	—	—	248	(207)	—	41
Other gain, net	—	—	6	32	—	38

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(255)	835	274	—	854

Income tax benefit (expense)	(5)	98	(327)	(97)	—	(331)

Income (loss) before equity in earnings from subsidiaries	(5)	(157)	508	177	—	523

Equity in earnings from subsidiaries	520	677	169	—	(1,366)	—

Net income	515	520	677	177	(1,366)	523
Net income attributable to noncontrolling interests	—	—	—	(8)	—	(8)
Net income attributable to Hilton stockholders	$515	$520	$677	$169	$(1,366)	$515

Comprehensive income	$381	$516	$697	$29	$(1,232)	$391
Comprehensive income attributable to noncontrolling interests	—	—	—	(10)	—	(10)
Comprehensive income attributable to Hilton stockholders	$381	$516	$697	$19	$(1,232)	$381

	Nine Months Ended September 30, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by operating activities	$—	$—	$722	$456	$(187)	$991

Investing Activities:
Capital expenditures for property and equipment	—	—	(19)	(195)	—	(214)
Acquisitions, net of cash acquired	—	—	—	(1,410)	—	(1,410)
Payments received on other financing receivables	—	—	1	2	—	3
Issuance of other financing receivables	—	—	(7)	(2)	—	(9)
Investments in affiliates	—	—	(5)	—	—	(5)
Distributions from unconsolidated affiliates	—	—	18	—	—	18
Issuance of intercompany receivables	—	—	(184)	—	184	—
Payments received on intercompany receivables	—	—	184	—	(184)	—
Proceeds from asset dispositions	—	—	—	2,197	—	2,197
Contract acquisition costs	—	—	(14)	(13)	—	(27)
Software capitalization costs	—	—	(38)	—	—	(38)
Net cash provided by (used in) investing activities	—	—	(64)	579	—	515

Financing Activities:
Borrowings	—	—	—	35	—	35
Repayment of debt	—	(675)	—	(667)	—	(1,342)
Intercompany borrowings	—	—	—	184	(184)	—
Repayment of intercompany borrowings	—	—	—	(184)	184	—
Change in restricted cash and cash equivalents	—	—	—	(53)	—	(53)
Intercompany transfers	69	675	(666)	(78)	—	—
Dividends paid	(69)	—	—	—	—	(69)
Dividends paid to Guarantors	—	—	—	(187)	187	—
Distributions to noncontrolling interests	—	—	—	(6)	—	(6)
Excess tax benefits from share-based compensation	—	—	8	—	—	8
Net cash used in financing activities	—	—	(658)	(956)	187	(1,427)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(17)	—	(17)
Net increase in cash and cash equivalents	—	—	—	62	—	62
Cash and cash equivalents, beginning of period	—	—	270	296	—	566

Cash and cash equivalents, end of period	$—	$—	$270	$358	$—	$628

	Nine Months Ended September 30, 2014
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by operating activities	$—	$—	$761	$345	$(207)	$899

Investing Activities:
Capital expenditures for property and equipment	—	—	(13)	(171)	—	(184)
Payments received on other financing receivables	—	—	16	2	—	18
Issuance of other financing receivables	—	—	—	(1)	—	(1)
Investments in affiliates	—	—	(6)	—	—	(6)
Distributions from unconsolidated affiliates	—	—	30	2	—	32
Proceeds from asset dispositions	—	—	6	34	—	40
Contract acquisition costs	—	—	(13)	(41)	—	(54)
Software capitalization costs	—	—	(45)	—	—	(45)
Net cash used in investing activities	—	—	(25)	(175)	—	(200)

Financing Activities:
Borrowings	—	—	—	350	—	350
Repayment of debt	—	(700)	—	(375)	—	(1,075)
Debt issuance costs	—	(6)	—	(3)	—	(9)
Change in restricted cash and cash equivalents	—	—	—	(19)	—	(19)
Intercompany transfers	—	706	(830)	124	—	—
Dividends paid to Guarantors	—	—	—	(207)	207	—
Capital contribution	—	—	—	13	—	13
Distributions to noncontrolling interests	—	—	—	(3)	—	(3)
Net cash used in financing activities	—	—	(830)	(120)	207	(743)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7)	—	(7)
Net increase (decrease) in cash and cash equivalents	—	—	(94)	43	—	(51)
Cash and cash equivalents, beginning of period	—	—	329	265	—	594

Cash and cash equivalents, end of period	$—	$—	$235	$308	$—	$543

Note 20: Subsequent Events

In October 2015, we made a voluntary prepayment of $100 million on our Term Loans.

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

Overview

Our Business

Hilton is one of the largest and fastest growing hospitality companies in the world, with 4,525 hotels, resorts and timeshare properties comprising 745,074 rooms in 97 countries and territories as of September 30, 2015. Our premier brand portfolio includes our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton, our full-service hotel brands, Hilton Hotels & Resorts, Curio - A Collection by Hilton, DoubleTree by Hilton and Embassy Suites by Hilton, our focused-service hotel brands, Hilton Garden Inn, Hampton by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton, and our timeshare brand, Hilton Grand Vacations. We have approximately 49 million members in our award-winning customer loyalty program, Hilton HHonors.

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

As of September 30, 2015, approximately 75 percent of our system-wide hotel rooms were located in the U.S. We expect that the percentage of our hotel rooms outside the U.S. will continue to increase in future years as hotels in our pipeline open.

System Growth and Pipeline

To support our business and growth strategy, we continue to expand our global footprint, fee-based business and the capital efficiency of our timeshare business. As we enter into new management and franchise contracts we expand our business with minimal or no capital investment by us as the manager or franchisor, as the capital required to build and maintain hotels is typically provided by the third-party owner of the respective hotel. Additionally, prior to approving the addition of new hotels to our management and franchise development pipeline, we evaluate the economic viability of the hotel based on the geographic location, the credit quality of the third-party owner and other factors. As a result, by increasing the number of management and franchise agreements with third-party owners, we expect to achieve a higher overall return on invested capital.

As of September 30, 2015, we had a total of 1,555 hotels in our development pipeline, representing approximately 260,000 rooms under construction or approved for development throughout 85 countries and territories, including 33 countries and territories where we do not currently have any open hotels. All of the rooms in the pipeline are within our management and franchise segment. Of the rooms in the pipeline, approximately 136,000 rooms, or more than half of the pipeline, were located outside the U.S. As of September 30, 2015, approximately 130,000 rooms, representing over half of our development pipeline, were under construction. We do not consider any individual development project to be material to us.

Additionally, we enter into agreements to sell timeshare units developed by third parties. Our supply of third-party developed timeshare intervals was approximately 109,000, or 83 percent of our total supply, as of September 30, 2015.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those: (i) that were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) that have not undergone a change in brand or ownership during the current or comparable periods reported; (iii) that have not sustained substantial property damage, business interruption, undergone large-scale capital projects; and (iv) for which comparable results are available. Of the 4,480 hotels in our system as of September 30, 2015, 3,653 were classified as comparable hotels. Our 827 non-comparable hotels included 123 properties, or approximately three percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage or business interruption, underwent large-scale capital projects or comparable results were not available.

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

Results of Operations
Three and Nine Months Ended September 30, 2015 Compared with Three and Nine Months Ended September 30, 2014
The hotel operating statistics by segment for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance		Nine Months Ended	Variance
	September 30, 2015	2015 vs. 2014		September 30, 2015	2015 vs. 2014
Owned and leased hotels
Occupancy	83.9%	1.3%	pts.	80.1%	1.7%	pts.
ADR	$186.95	3.9%		$183.57	2.4%
RevPAR	$156.77	5.4%		$147.07	4.6%

Managed and franchised hotels
Occupancy	79.6%	1.2%	pts.	76.6%	1.6%	pts.
ADR	$138.25	4.1%		$137.03	3.8%
RevPAR	$109.99	5.8%		$105.01	6.0%

System-wide
Occupancy	79.9%	1.2%	pts.	76.9%	1.6%	pts.
ADR	$142.90	4.2%		$141.48	3.7%
RevPAR	$114.15	5.8%		$108.80	5.9%

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance		Nine Months Ended	Variance
	September 30, 2015	2015 vs. 2014		September 30, 2015	2015 vs. 2014
Americas
Occupancy	80.5%	0.8%	pts.	77.7%	1.2%	pts.
ADR	$141.06	4.1%		$140.00	4.0%
RevPAR	$113.51	5.2%		$108.80	5.6%

Europe
Occupancy	84.1%	2.1%	pts.	77.6%	2.2%	pts.
ADR	$160.82	6.1%		$154.27	3.5%
RevPAR	$135.21	8.8%		$119.64	6.4%

MEA
Occupancy	66.1%	4.1%	pts.	66.5%	3.7%	pts.
ADR	$157.97	2.3%		$153.95	(0.2)%
RevPAR	$104.46	9.1%		$102.30	5.7%

Asia Pacific
Occupancy	71.5%	4.9%	pts.	68.2%	6.0%	pts.
ADR	$136.77	2.6%		$140.11	0.6%
RevPAR	$97.73	10.2%		$95.49	10.3%

During the three and nine months ended September 30, 2015, we experienced RevPAR increases in all segments and regions of our business with the majority of our RevPAR growth resulting from increases in ADR globally.

Revenues

Owned and leased hotels

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
U.S. owned and leased hotels	$611	$560	9.1	$1,807	$1,636	10.5
International owned and leased hotels	471	519	(9.2)	1,367	1,505	(9.2)
	$1,082	$1,079	0.3	$3,174	$3,141	1.1

As of September 30, 2015, we had 45 consolidated owned and leased hotels located in the U.S., comprising 27,075 rooms. The addition of new hotels to our U.S. owned and leased system contributed to the growth in revenue. From January 1, 2014 to September 30, 2015, we added ten hotels on a net basis to our U.S. owned and leased portfolio, which resulted in additional revenues of $24 million and $84 million during the three and nine months ended September 30, 2015, respectively. U.S. owned and leased hotel revenues also increased as a result of an increase in RevPAR of 3.5 percent and 4.7 percent during the three and nine months ended September 30, 2015, respectively, at our U.S. comparable owned and leased hotels, which was primarily a result of increases in both transient and group business.

As of September 30, 2015, we had 85 consolidated owned and leased hotels located outside of the U.S., comprising 24,483 rooms. The decreases in revenues from our international (non-U.S.) owned and leased hotels included unfavorable movements in foreign currency rates of $61 million and $175 million during the three and nine months ended September 30, 2015, respectively. These unfavorable movements were a result of the strengthening of the USD compared to that of currencies primarily in the Europe and Asia Pacific regions, where the majority of our owned and leased hotels outside of the U.S. are located. From January 1, 2014 to September 30, 2015, four hotels were removed from our international owned and leased portfolio on a net basis, which accounted for $31 million and $46 million of the decreases in revenues, on a currency neutral basis, during the three and nine months ended September 30, 2015, respectively. Excluding the property removals, revenues increased $45 million and $85 million, on a currency neutral basis, during the three and nine months ended September 30, 2015, respectively. The increases in currency neutral revenues resulted from increases in RevPAR at our international comparable owned and leased hotels of 8.2 percent and 4.6 percent, respectively, which was primarily a result of increases in transient guest business. Additionally, there were increases in revenues at our non-comparable international owned and leased hotels of $17 million and $41 million during the three and nine months ended September 30, 2015, respectively, primarily as a result of the completion of large renovation projects at certain hotels, which had previously limited the availability of those properties to guests.

Management and franchise fees and other

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Management fees	$95	$90	5.6	$289	$277	4.3
Franchise fees	299	252	18.7	844	689	22.5
Other	22	22	—	61	64	(4.7)
	$416	$364	14.3	$1,194	$1,030	15.9

The increases in our management and franchise fees were a result of increases in RevPAR of 7.4 percent and 5.3 percent at our comparable managed and franchised properties, respectively, during the three months ended September 30, 2015, and 7.2 percent and 5.6 percent during the nine months ended September 30, 2015, respectively. The increases in RevPAR for managed and franchised hotels were a result of increases in both occupancy and ADR. Franchise fees also increased during the three and nine months ended September 30, 2015 as a result of increases in licensing and other fees of $21 million and $82 million, respectively, as well as the addition of new managed and franchised properties to our portfolio.

From September 30, 2014 to September 30, 2015, we added 257 managed and franchised properties on a net basis, including new development and ownership type transfers, providing an additional 38,888 rooms to our system. As new hotels are established in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods.

Timeshare

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Timeshare sales	$246	$215	14.4	$716	$609	17.6
Resort operations	51	44	15.9	152	141	7.8
Financing and other	37	36	2.8	106	100	6.0
	$334	$295	13.2	$974	$850	14.6

Timeshare sales revenue increased during the three and nine months ended September 30, 2015 as a result of increases in commissions recognized from the sale of third-party developed intervals of $42 million and $138 million, respectively, offset by decreases of $11 million and $31 million, respectively, in revenues related to the sale of timeshare intervals owned by us. During the three and nine months ended September 30, 2015, we had higher sales volume on third-party developed timeshare intervals.

Operating Expenses

Owned and leased hotels

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
U.S. owned and leased hotels	$403	$372	8.3	$1,191	$1,098	8.5
International owned and leased hotels	395	444	(11.0)	1,192	1,322	(9.8)
	$798	$816	(2.2)	$2,383	$2,420	(1.5)

Fluctuations in operating expenses at our owned and leased hotels can relate to various factors, including changes in occupancy levels, labor costs, utilities, taxes and insurance costs. The change in the number of occupied room nights directly affects certain variable expenses, which include payroll, supplies and other operating expenses.

The increases in operating expenses at our U.S. comparable owned and leased hotels were primarily as a result of increases in variable operating costs resulting from increased occupancy. Additionally, we added ten U.S. owned and leased hotels on a net basis, from January 1, 2014 to September 30, 2015, which resulted in increased operating expenses of $5 million and $22 million during the three and nine months ended September 30, 2015, respectively.

The decreases in international owned and leased hotels operating expenses included favorable movements in foreign currency rates of $52 million and $153 million during the three and nine months ended September 30, 2015, respectively. These favorable movements were a result of the strengthening of the USD compared to that of currencies primarily in the Europe and Asia Pacific regions, where the majority of our owned and leased hotels outside of the U.S. are located. Additionally, from January 1, 2014 to September 30, 2015, four hotels were removed from our international owned and leased portfolio, which contributed $23 million and $38 million to the decreases in operating expenses, on a currency neutral basis, during the three and nine months ended September 30, 2015, respectively. Excluding the property removals, operating expenses increased $24 million and $60 million, on a currency neutral basis, during the three and nine months ended September 30, 2015, respectively, primarily as a result of increases in variable operating costs resulting from increased occupancy and higher contingent rent consistent with improved operations at certain leased hotels. Additionally, there were increases in operating expenses at our non-comparable international owned and leased hotels of $5 million and $19 million during the three and nine months ended September 30, 2015, respectively, as a result of the completion of large renovation projects at certain hotels, which is consistent with the increase in revenues for these hotels.

Timeshare

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Timeshare sales	$172	$152	13.2	$532	$429	24.0
Resort operations	31	31	—	94	93	1.1
Financing and other	16	16	—	47	42	11.9
	$219	$199	10.1	$673	$564	19.3

Timeshare sales expense increased during the three and nine months ended September 30, 2015 primarily as a result of increases of $9 million and $59 million, respectively, in the cost of sales of our inventory mainly related to the increase in costs to reacquire inventory developed by us resulting from upgrades into a third-party developed property for which we earn commissions. Additionally, there were higher sales and marketing expenses as a result of the increases in sales volume, which was primarily attributable to the sale of third-party developed timeshare intervals.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Depreciation	$88	$79	11.4	$260	$235	10.6
Amortization	83	80	3.8	259	235	10.2
	$171	$159	7.5	$519	$470	10.4

The increases in depreciation expense resulted from assets acquired or placed into service from our owned and leased hotels, net of the effect of asset disposals. The increase in amortization expense during the nine months ended September 30, 2015 was primarily as a result of $13 million in accelerated amortization of a management contract intangible asset related to properties that were managed by us prior to our acquisition of them. The increases during the three and nine months ended September 30, 2015 were also a result of capitalized software costs placed into service during and after the same periods in 2014.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
General and administrative	$131	$101	29.7	$448	$294	52.4
Other	14	18	(22.2)	45	55	(18.2)
	$145	$119	21.8	$493	$349	41.3

General and administrative expenses consist of our corporate operations, compensation and related expenses, including share-based compensation, and other operating costs. The increases in general and administrative expenses for the three and nine months ended September 30, 2015 was primarily a result of increased severance costs of approximately $35 million and $89 million, respectively. The increase for the nine months ended September 30, 2015 was also a result of the increase in share-based compensation expense under our Promote Plan of $41 million, primarily due to the recognition of $64 million of expense when all remaining awards under the Promote Plan vested in May 2015. Additionally, the increase for the nine months ended September 30, 2015 was a result of the reversal of accruals in the first quarter of 2014 related to the termination of a cash-based, long-term incentive plan that was replaced with the Stock Plan, resulting in an $18 million reduction in general and administrative expense during the nine months ended September 30, 2014.

Gain on sales of assets, net

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Gain on sales of assets, net	$164	$—	NM(1)	$306	$—	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

During the nine months ended September 30, 2015, we completed the sales of two properties, including the sale of the Hilton Sydney during the three months ended September 30, 2015. See Note 4: "Disposals" in our unaudited condensed consolidated financial statements for additional discussion.

Non-operating Income and Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Interest expense	$138	$156	(11.5)	$431	$467	(7.7)

Interest expense decreased $18 million and $36 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily as a result of a decrease in our indebtedness due to the debt prepayments of $975 million on the Term Loans between September 30, 2014 and September 30, 2015.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Equity in earnings from unconsolidated affiliates	$9	$4	NM(1)	$22	$16	37.5
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The increases in equity in earnings from unconsolidated affiliates were primarily due to improved performance at these unconsolidated hotels, partially offset by $3 million in equity in earnings that were included in the nine months ended September 30, 2014 from unconsolidated affiliates that were involved in an equity investments exchange or sold during that year; see Note 3: "Acquisitions" in our unaudited condensed consolidated financial statements for additional discussion.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Gain (loss) on foreign currency transactions	$(8)	$(5)	NM(1)	$(21)	$41	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The net loss on foreign currency transactions for the three months ended September 30, 2015 primarily related to changes in foreign currency rates on our short-term cross-currency intercompany notes, predominantly those denominated in British Pound Sterling. The net loss on foreign currency transactions for the nine months ended September 30, 2015 primarily related to changes in foreign currency rates on our short-term cross-currency intercompany loans, predominantly those denominated in AUD and Brazilian Real.

The net loss on foreign currency transactions for the three months ended September 30, 2014 primarily related to changes in foreign currency rates on our short-term cross-currency intercompany notes, predominantly those denominated in AUD.The net gain on foreign currency transactions for the nine months ended September 30, 2014 was primarily a result of changes in foreign currency rates on our short-term cross-currency intercompany loans, predominantly those denominated in British Pound Sterling and AUD.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Other gain (loss), net	$1	$24	NM(1)	$(6)	$38	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The net loss for the nine months ended September 30, 2015 was primarily related to transaction costs from the acquisition of properties in connection with the tax deferred exchange, partially offset by the gain from the capital lease liability reduction from one of our consolidated VIEs. Additionally, as a result of the repayment of the Waldorf Astoria Loan, we recognized a loss of $6 million from the derecognition of the unamortized debt issuance costs during the nine months ended September 30, 2015.

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

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Income tax expense	$247	$127	94.5	$555	$331	67.7

The increase in income tax expense was due in part to a $216 million and $301 million increase in our income before income taxes for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Further, income tax expense increased as a result of a higher annual effective tax rate expected to be applied for the full year. Our annual effective tax rate was higher as a result of the reduction in goodwill in connection with the sales of the Waldorf Astoria New York and the Hilton Sydney as well as the compensation costs incurred for the Promote Plan for which no tax benefits were recognized. In addition, a foreign jurisdiction where we had deferred tax assets reduced its statutory tax rate, resulting in a reduction to the deferred tax asset and corresponding recognition of income tax expense of $6 million during the nine months ended September 30, 2015. For further discussion of our effective tax rate, see Note 12: "Income Taxes" in our unaudited condensed consolidated financial statements.

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

The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts:

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2015	2014(1)	2015 vs. 2014	2015	2014(1)	2015 vs. 2014
	(in millions)			(in millions)
Revenues
Ownership	$1,089	$1,087	0.2	$3,194	$3,165	0.9
Management and franchise	438	383	14.4	1,263	1,085	16.4
Timeshare	334	295	13.2	974	850	14.6
Segment revenues	1,861	1,765	5.4	5,431	5,100	6.5
Other revenues from managed and franchised properties	1,063	906	17.3	3,074	2,653	15.9
Other revenues	25	24	4.2	67	70	(4.3)
Intersegment fees elimination	(54)	(51)	5.9	(156)	(149)	4.7
Total revenues	$2,895	$2,644	9.5	$8,416	$7,674	9.7

Adjusted EBITDA
Ownership	$281	$262	7.3	$789	$729	8.2
Management and franchise	438	383	14.4	1,263	1,085	16.4
Timeshare	99	80	23.8	259	233	11.2
Corporate and other	(60)	(56)	7.1	(177)	(196)	(9.7)
Adjusted EBITDA	$758	$669	13.3	$2,134	$1,851	15.3
____________

(1)	Historical results reflect the change in the definition of Adjusted EBITDA. See Note 17: "Business Segments" for additional information.

Ownership

Ownership segment revenues increased $2 million and $29 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily as a result of increases in owned and leased hotel revenues. Ownership Adjusted EBITDA increased $19 million and $60 million, respectively, primarily as a result of increases in ownership segment revenues, as well as decreases in owned and leased operating expenses of $18 million and $37 million, respectively. Refer to "—Revenues—Owned and leased hotels" and "—Operating Expenses—Owned and leased hotels" for further discussion of the changes in revenues and operating expenses at our owned and leased hotels.

Management and franchise

Management and franchise segment revenues increased $55 million and $178 million for the three and nine months ended September 30, 2015, respectively, compared to the same period in 2014, primarily as a result of increases in RevPAR at our comparable managed and franchised properties of 5.8 percent and 6.0 percent, respectively, an increase in licensing and other fees, as well as the net addition of hotels to our managed and franchised system. Refer to "—Revenues—Management and franchise and other" for further discussion on the increases in revenues from our managed and franchised properties. Management and franchise Adjusted EBITDA increased as a result of the increases in management and franchise segment revenues.

Timeshare

Timeshare Adjusted EBITDA increased $19 million and $26 million for the three and nine months ended September 30, 2015, respectively, compared to the same period in 2014, primarily as a result of the increases in timeshare revenues of $39 million and $124 million, respectively, offset by the increases in timeshare operating expenses of $20 million and $109 million, respectively. Refer to "—Revenues—Timeshare" and "—Operating Expenses—Timeshare" for a discussion of the changes in revenues and operating expenses from our timeshare segment.

Supplemental Financial Data for Unrestricted U.S. Real Estate Subsidiaries

As of September 30, 2015, we owned a majority or controlling financial interest in 56 hotels, representing 29,376 rooms. Of these owned hotels, 35 hotels, representing an aggregate of 23,542 rooms as of September 30, 2015, were owned by subsidiaries that we collectively refer to as our "Unrestricted U.S. Real Estate Subsidiaries." The properties held by our Unrestricted U.S. Real Estate Subsidiaries secure either our $3,487 million CMBS Loan or one of our $544 million in mortgage loans and are not included in the collateral securing the Senior Secured Credit Facility. In addition, the Unrestricted U.S. Real Estate Subsidiaries are not subject to any of the restrictive covenants in the indenture that governs our Senior Notes, which are unsecured.

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

We have included this supplemental financial data to comply with certain financial information requirements regarding our Unrestricted U.S. Real Estate Subsidiaries set forth in the indenture that governs our Senior Notes. For the nine months ended September 30, 2015, the Unrestricted U.S. Real Estate Subsidiaries represented 19.7 percent of our total revenues, 35.8 percent of net income attributable to Hilton stockholders and 24.2 percent of our Adjusted EBITDA, and as of September 30, 2015, represented 34.4 percent of our total assets and 32.3 percent of our total liabilities.

The following tables present supplemental unaudited financial data, as required by the indenture that governs our Senior Notes, for our Unrestricted U.S. Real Estate Subsidiaries:

	Nine Months Ended
	September 30,
	2015	2014
	(in millions)
Revenues	$1,660	$1,499
Net income attributable to Hilton stockholders	211	111
Capital expenditures for property and equipment	147	104
Adjusted EBITDA(1)	516	447
Cash provided by (used in):
Operating activities	293	250
Investing activities	309	(104)
Financing activities	(596)	(143)
____________

(1)
The following table provides a reconciliation of our Unrestricted U.S. Real Estate Subsidiaries' Adjusted EBITDA and EBITDA to net income attributable to Hilton stockholders, which we believe is the most closely comparable U.S. GAAP financial measure:

	Nine Months Ended
	September 30,
	2015	2014
	(in millions)
Adjusted EBITDA	$516	$447
Net income attributable to noncontrolling interests(1)	(1)	—
Gain on sale of assets, net	143	—
Share-based and other compensation benefit (expense)	(1)	1
Other loss, net	(30)	23
Other adjustment items	(1)	(1)
EBITDA	626	470
Interest expense	(130)	(128)
Income tax expense	(105)	(78)
Depreciation and amortization	(180)	(153)
Net income attributable to Hilton stockholders	$211	$111
____________
(1)    In June 2015, one of our consolidated non-wholly owned properties was transferred into the Unrestricted U.S. Real Estate Subsidiaries group as part of a debt refinancing of that property.

	September 30,	December 31,
	2015	2014
	(in millions)
Assets	$8,924	$8,772
Liabilities	6,713	6,759

Liquidity and Capital Resources

Overview

As of September 30, 2015, we had total cash and cash equivalents of $904 million, including $276 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance related to cash collateral on our self-insurance programs, escrowed cash from our timeshare operations and cash restricted under our long-term debt agreements.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, payroll and related benefits, legal costs, operating costs associated with the management of hotels, interest and scheduled principal payments on our outstanding indebtedness, contract acquisition costs and capital expenditures for renovations and maintenance at our owned and leased hotels. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our owned and leased hotels, purchase commitments, dividends as declared, costs associated with potential acquisitions and corporate capital expenditures.

During the nine months ended September 30, 2015, we made prepayments of $675 million on our Term Loans, including a contractually required prepayment using the net proceeds from the sale of the Hilton Sydney. In February 2015, we completed the sale of the Waldorf Astoria New York hotel and repaid in full the $525 million Waldorf Astoria Loan and upon acquisition of the Bonnet Creek Resort, assumed the Bonnet Creek Loan of $450 million, resulting in a net reduction of $75 million in mortgage debt.

We finance our business activities primarily with existing cash and cash generated from our operations. We believe that this cash will be adequate to meet anticipated requirements for operating expenses and other expenditures, including corporate expenses, payroll and related benefits, legal costs and purchase commitments for the foreseeable future. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments across all three of our business segments and returning available capital to stockholders.

In September 2015, we paid a cash dividend of $0.07 per share on shares of our common stock, for a total of $69 million.

Sources and Uses Of Our Cash and Cash Equivalents

The following table summarizes our net cash flows and key metrics related to our liquidity:

	As of and for the Nine Months Ended September 30,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Net cash provided by operating activities	$991	$899	10.2
Net cash provided by (used in) investing activities	515	(200)	NM(1)
Net cash used in financing activities	(1,427)	(743)	92.1
Working capital surplus(2)	88	274	(67.9)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

(2)	Total current assets less total current liabilities.

Our ratio of current assets to current liabilities was 1.03 and 1.11 as of September 30, 2015 and December 31, 2014, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from management and franchise fee revenue, operating income from our owned and leased properties and sales of timeshare units.

The $92 million increase in net cash provided by operating activities was primarily as a result of improved operating income, as well as a decrease in cash paid for interest of $24 million, offset by an increase in net cash paid for income taxes of $75 million.

Investing Activities

The $715 million increase in net cash provided by investing activities was primarily attributable to net proceeds from the sales of the Waldorf Astoria New York and Hilton Sydney of $1,866 million and $331 million, respectively, offset by the proceeds used of $1,410 million in the acquisitions of the properties in the tax deferred exchange.

Financing Activities

The $684 million increase in net cash used in financing activities was primarily attributable to a decrease in borrowings of $315 million, an increase of repayments of debt of $267 million and the payment of a cash dividend totaling $69 million in September 2015. The changes in borrowings and repayments of debt were primarily due to the repayment of the Waldorf Astoria Loan of $525 million in connection with the sale of the Waldorf Astoria New York, as well as $675 million of prepayments on our Term Loans, including a $350 million prepayment using the net proceeds from the sale of the Hilton Sydney, during the nine months ended September 30, 2015. Comparatively, during the nine months ended September 30, 2014, we issued $350 million of Securitized Timeshare Debt, of which $300 million of proceeds was used to reduce our outstanding balance on the Timeshare Facility, combined with prepayments on our Term Loans of $700 million.

Capital Expenditures

Our capital expenditures for property and equipment of $214 million and $184 million during the nine months ended September 30, 2015 and 2014, respectively, primarily consisted of expenditures related to the renovation of existing owned and leased properties and our corporate facilities. Our software capitalization costs of $38 million and $45 million during the nine months ended September 30, 2015 and 2014, respectively, related to various systems initiatives for the benefit of our hotel owners and our overall corporate operations. As of September 30, 2015, we had outstanding commitments under construction contracts of approximately $88 million for capital expenditures at certain owned and leased properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

Senior Secured Credit Facility

Our Revolving Credit Facility provides for $1.0 billion in borrowings, including the ability to draw up to $150 million in the form of letters of credit. As of September 30, 2015, we had $45 million of letters of credit outstanding under our Revolving Credit Facility, and a borrowing capacity of $955 million. We are currently required to pay a commitment fee of 0.125 percent per annum under the Revolving Credit Facility in respect of the unused commitments thereunder.

Debt

As of September 30, 2015, our total indebtedness, excluding $219 million of our share of debt of our investments in affiliates, was approximately $10.8 billion, including $755 million of non-recourse debt. For further information on our total indebtedness and debt repayments, refer to Note 9: "Debt" in our unaudited condensed consolidated financial statements.

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

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures, issue additional equity securities or draw on our Revolving Credit Facility. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hotel and timeshare industries that are beyond our control.

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

Item 1A.     Risk Factors

As of September 30, 2015, there have been no material changes from the risk factors previously disclosed in response to "Part I —Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at one of our hotels and activities at Travelport Worldwide Limited, which may be considered an affiliate of Blackstone and, therefore, our affiliate.

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

Date: October 28, 2015