Form 10-K
period 2015-12-31
Hilton Worldwide Holdings Inc.
filed 2016-02-26
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer ☒                          Accelerated filer ☐
Non -accelerated filer ☐ (Do not check if a smaller reporting company)    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $14,679 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).
The number of shares of common stock outstanding on February 19, 2016 was 987,873,503.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant's definitive proxy statement relating to its 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-K TABLE OF CONTENTS
YEAR ENDED DECEMBER 31, 2015

PART I
Forward -Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the proposed spin-offs and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "approximately," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks inherent to the hospitality industry, macroeconomic factors beyond our control, competition for hotel guests, management and franchise agreements and timeshare sales, risks related to doing business with third-party hotel owners, our significant investments in owned and leased real estate, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the United States of America ("U.S."), risks related to our proposed spin-offs and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Part I—Item 1A. Risk Factors." These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

Investment funds associated with or designated by The Blackstone Group L.P. and their affiliates, our former majority owners, are referred to herein as "Blackstone."

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

Item 1.    Business

Overview

Hilton Worldwide is one of the largest and fastest growing hospitality companies in the world, with 4,610 hotels, resorts and timeshare properties comprising 758,502 rooms in 100 countries and territories as of December 31, 2015. In the nearly 100 years since our founding, we have defined the hospitality industry and established a portfolio of distinct, market-leading brands. Our flagship full service Hilton Hotels & Resorts brand is the most recognized hotel brand in the world. Our premier brand portfolio includes our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton, our full service hotel brands, Hilton Hotels & Resorts, Curio - A Collection by Hilton, DoubleTree by Hilton and Embassy Suites by Hilton, our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton, our timeshare brand, Hilton Grand Vacations, and our new focused service midscale brand, Tru by Hilton, launched in January 2016. More than 164,000 employees proudly serve in our managed, owned, leased and timeshare properties and corporate offices around the world, and we have approximately 51 million members in our award-winning customer loyalty program, Hilton HHonors.

We operate our business through three segments: (1) ownership; (2) management and franchise; and (3) timeshare. These complementary business segments enable us to capitalize on our strong brands, global market presence and significant operational scale. Our ownership segment consists of 146 hotels with 59,463 rooms as of December 31, 2015 in which we have an ownership interest or lease. Through our management and franchise segment, which consists of 4,419 hotels with 691,887 rooms as of December 31, 2015, we manage hotels, resorts and timeshare properties owned by third parties and we license our brands to franchisees. Through our timeshare segment, which consists of 45 properties comprising 7,152 units as of December 31, 2015, we market and sell timeshare intervals; operate timeshare resorts and a timeshare membership club; and provide consumer financing.

In addition to our current hotel portfolio, we are focused on the growth of our business through expanding our share of the global lodging industry through our development pipeline, which includes over 266,000 rooms, all in our management and franchise segment, scheduled to be opened in the future. As of December 31, 2015, approximately 134,000 rooms, representing over half of our development pipeline, were under construction. The expansion of our business is supported by strong lodging industry fundamentals, including limited supply growth, in the current economic environment and long-term growth prospects based on increasing global travel and tourism.

Overall, we believe that our experience in the hotel industry and strong, well-defined brands that operate throughout the lodging industry chain scales and commercial service offerings will continue to drive customer loyalty, including participation in our Hilton HHonors loyalty program. Satisfied customers will continue to provide strong overall hotel performance for our hotel owners and us, and encourage further development of additional hotels under our brands and with existing and new hotel owners, which further supports our growth and future financial performance. We believe that our existing portfolio and development pipeline, which will require minimal initial capital investment from us, put us in a strong position to further improve our business and serve our customers in the future.

In February 2016, we announced a plan to separate a substantial portion of our ownership business, consisting primarily of our owned hotels located in the U.S., as well as our timeshare business from Hilton to form two additional new publicly traded companies. See Item 1A. Risk Factors and Note 29: "Subsequent Events" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional discussion.

Our Brand Portfolio

The goal of each of our brands is to deliver exceptional customer experiences and superior operating performance.

		December 31, 2015
Brand(1)	Chain Scale	Countries/ Territories	Properties	Rooms	Percentage of Total Rooms	Selected Competitors(2)
	Luxury	12	25	10,303	1.4%	Ritz Carlton, Four Seasons, Peninsula, St. Regis, Mandarin Oriental
	Luxury	18	23	7,785	1.0%	Park Hyatt, Sofitel, Intercontinental, JW Marriott, Fairmont
	Lifestyle	—	—	—	N/A	Kimpton, Le Meridien, Hyatt Centric, Joie De Vivre
	Upper Upscale	85	572	206,635	27.2%	Marriott, Sheraton, Hyatt Regency, Radisson Blu, Renaissance, Westin, Sofitel
	Upper Upscale	4	18	4,704	0.6%	Autograph Collection, Luxury Collection, Ascend Collection, Tribute
	Upscale	38	457	110,772	14.6%	Sheraton, Crowne Plaza, Wyndham, Radisson, Holiday Inn, Renaissance, Delta, Hyatt
	Upper Upscale	6	225	53,284	7.0%	Renaissance, Sheraton, Hyatt, Residence Inn
	Upscale	26	668	94,031	12.4%	Courtyard, Holiday Inn, Hyatt Place, Novotel, Aloft, Four Points
	Upper Midscale	20	2,108	210,372	27.7%	Fairfield Inn, Holiday Inn Express, Comfort Inn, La Quinta Inns, Wyngate, AmericInn
	Upscale	3	387	43,401	5.7%	Residence Inn, Hyatt House, Staybridge Suites, Candlewood Suites
	Upper Midscale	3	73	7,600	1.0%	Candlewood Suites, Towne Place Suites, Hawthorn Suites
	Timeshare	4	45	7,152	0.9%	Marriott Vacation Club, Starwood Vacation Ownership, Hyatt Residence, Wyndham Vacations Resorts
____________

(1)
The table above excludes nine unbranded properties with 2,463 rooms, representing approximately 0.5 percent of total rooms. The table also excludes our new midscale brand, Tru by Hilton, which launched in January 2016.

(2)	The table excludes lesser known regional competitors.

Waldorf Astoria Hotels & Resorts: What began as an iconic hotel in New York City is today a portfolio of 25 luxury hotels and resorts. In landmark destinations around the world, Waldorf Astoria Hotels & Resorts reflect their locations, each providing the inspirational environments and personalized attention that are the source of unforgettable moments. Properties typically include elegant spa and wellness facilities, high-end restaurants, golf courses (at resort properties), 24-hour room service, fitness and business centers, meeting, wedding and banquet facilities and special event and concierge services.

Conrad Hotels & Resorts: Conrad is a global luxury brand of 23 properties offering guests personalized experiences with sophisticated, locally inspired surroundings and an intuitive service model based on customization and control, as demonstrated by the Conrad Concierge mobile application that enables guest control of on-property amenities and services. Properties typically include convenient and relaxing spa and wellness facilities, enticing restaurants, comprehensive room service, fitness and business centers, multi-purpose meeting facilities and special event and concierge services.

Canopy by Hilton: Canopy by Hilton represents a new hotel concept that has defined a more accessible lifestyle category, targeting the upper upscale price point segment. Canopy represents an energizing, new hotel in the neighborhood offering simple, guest-directed service, thoughtful local choices and comfortable spaces. Each property is designed as a natural extension of its neighborhood, with local design, food and drink and culture. As of December 31, 2015, 28 properties were in the pipeline or in various states of approval. The first Canopy hotel is expected to open in March 2016.

Hilton Hotels & Resorts: Hilton is our global flagship brand and ranks number one for global brand awareness in the hospitality industry, with 572 hotels and resorts in 85 countries and territories across six continents. The brand primarily serves business and leisure upper upscale travelers and meeting groups. Hilton hotels are full service hotels that typically include meeting, wedding and banquet facilities and special event services, restaurants and lounges, food and beverage services, swimming pools, gift shops, retail facilities and other services.

Curio – A Collection by Hilton: Curio – A Collection by Hilton is created for travelers who seek local discovery and one-of-a-kind experiences. Curio is made up of a collection of hand-picked hotels that retain their unique identity but are able to leverage the many benefits of the Hilton Worldwide global platform, including our common reservation and customer care service and Hilton HHonors guest loyalty program. As of December 31, 2015, Curio had 18 properties open, contributing 4,704 rooms to our portfolio, and 66 properties were in the pipeline or in various states of approval.

DoubleTree by Hilton: DoubleTree by Hilton is an upscale, full service hotel designed to provide true comfort to today’s business and leisure travelers. DoubleTree's 457 hotels and resorts are united by the brand’s CARE ("Creating a Rewarding Experience") culture and its iconic warm chocolate chip cookie served at check-in. DoubleTree’s diverse portfolio includes historic icons, small contemporary hotels, resorts and large urban hotels.

Embassy Suites by Hilton: Embassy Suites by Hilton comprises 225 upper upscale, all-suite hotels that feature two-room guest suites with a separate living room and dining/work area, a complimentary cooked-to-order breakfast and complimentary evening receptions every night. Embassy Suites’ bundled pricing ensures that guests receive all of the amenities our properties have to offer at a single price.

Hilton Garden Inn: Hilton Garden Inn is our award-winning, upscale brand with 668 hotels that strives to ensure today’s busy travelers have what they need to be productive on the road. From the Serta Perfect Sleeper bed, to complimentary internet access, to a comfortable lobby pavilion, Hilton Garden Inn is the brand guests can count on to support them on their journeys.

Hampton by Hilton: Hampton by Hilton is our moderately priced, upper midscale hotel with limited food and beverage facilities. The Hampton by Hilton brand also includes Hampton Inn & Suites hotels, which offer both traditional hotel rooms and suite accommodations within one property. Across our over 2,100 Hampton locations around the world, guests receive free hot breakfast and free high-speed internet access, all for a great price and all supported by the 100% Hampton Guarantee.

Tru by Hilton: Tru by Hilton is a new midscale brand, launched in January 2016, designed to attract a cross-generation of travelers who share a desire for human connection. Tru by Hilton embraces the value-conscious traveler, offering a back-to-basics experience. Each property will include lively social spaces in a large, first floor lobby with a work, play and eat zone, all with a unique personality. As of February 16, 2016, Tru by Hilton had commitments for 163 properties. The first property is expected to open in the fourth quarter of 2016.

Homewood Suites by Hilton: Homewood Suites by Hilton are our upscale, extended-stay hotels that feature residential style accommodations including business centers, swimming pools, convenience stores and limited meeting facilities. These 387 hotels provide the touches, familiarity and comforts of home so that extended-stay travelers can feel at home on the road.

Home2 Suites by Hilton: Home2 Suites by Hilton are upper midscale hotels that provide a modern and savvy option to budget conscious extended-stay travelers. Offering innovative suites with contemporary design and cutting-edge technology, we strive to ensure that our guests are comfortable and productive, whether they are staying a few days or a few months. Each of the brand's 73 hotels, 28 of which were opened in 2015, offers complimentary continental breakfast, integrated laundry and exercise facility, recycling and sustainability initiatives and a pet-friendly policy. During 2015, 143 properties were added to our pipeline, and as of December 31, 2015, 297 properties were in the pipeline or in various states of approval.

Hilton Grand Vacations: Hilton Grand Vacations ("HGV") is our timeshare brand. Ownership of a deeded real estate interest with club membership points provides members with a lifetime of vacation advantages and the comfort and convenience of residential-style resort accommodations in select, renowned vacation destinations. Each of our 45 club properties provides a distinctive setting, while signature elements remain consistent, such as high-quality guest service, spacious units and extensive on-property amenities.

Our Customer Loyalty Program

Hilton HHonors is our award-winning guest loyalty program that supports our portfolio of brands and our entire system of hotels and timeshare properties. The program generates significant repeat business by rewarding guests with points for each stay at any of our more than 4,500 hotels worldwide, which are then redeemable for free hotel nights and other rewards. Members also can transact with over 140 partners, including airlines, rail and car rental companies, credit card providers and others. The program provides targeted marketing, promotions and customized guest experiences to approximately 51 million members. Our Hilton HHonors members represented approximately 52 percent of our system-wide occupancy and contributed hotel-level revenues to us and our hotel owners of over $15 billion during the year ended December 31, 2015. Affiliation with our loyalty programs encourages members to allocate more of their travel spending to our hotels. The percentage of travel spending we capture from loyalty members increases as they move up the tiers of our program. The program is funded by contributions from eligible revenues generated by Hilton HHonors members and collected by us from hotels in our system. These funds are applied to reimburse hotels and partners for Hilton HHonors points redemptions and to pay for program administrative expenses and marketing initiatives that support the program.

Our Business

We operate our business across three segments: (1) ownership; (2) management and franchise; and (3) timeshare. For more information regarding our segments, see "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 23: "Business Segments" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As of December 31, 2015, our system included the following properties and rooms, by type, brand and region:

	Owned / Leased(1)		Managed		Franchised		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
Waldorf Astoria Hotels & Resorts
U.S.	4	1,148	8	5,523	—	—	12	6,671
Americas (excluding U.S.)	—	—	1	153	1	984	2	1,137
Europe	2	463	4	898	—	—	6	1,361
Middle East and Africa	—	—	3	703	—	—	3	703
Asia Pacific	—	—	2	431	—	—	2	431
Conrad Hotels & Resorts
U.S.	—	—	3	1,029	—	—	3	1,029
Americas (excluding U.S.)	—	—	—	—	1	294	1	294
Europe	1	191	2	707	1	256	4	1,154
Middle East and Africa	1	614	2	641	—	—	3	1,255
Asia Pacific	—	—	11	3,417	1	636	12	4,053
Hilton Hotels & Resorts
U.S.	25	23,143	40	24,042	173	52,622	238	99,807
Americas (excluding U.S.)	3	1,836	23	7,656	19	5,994	45	15,486
Europe	69	17,927	57	16,650	28	7,879	154	42,456
Middle East and Africa	6	2,276	45	14,186	1	410	52	16,872
Asia Pacific	7	3,380	68	25,652	8	2,982	83	32,014
Curio - A Collection by Hilton
U.S.	1	224	1	998	12	2,679	14	3,901
Americas (excluding U.S.)	—	—	—	—	3	525	3	525
Europe	—	—	—	—	1	278	1	278
DoubleTree by Hilton
U.S.	11	4,264	28	8,276	274	65,848	313	78,388
Americas (excluding U.S.)	—	—	4	785	17	3,283	21	4,068
Europe	—	—	11	3,456	56	9,665	67	13,121
Middle East and Africa	—	—	9	1,874	4	488	13	2,362
Asia Pacific	—	—	41	11,868	2	965	43	12,833
Embassy Suites by Hilton
U.S.	10	2,523	34	9,154	173	39,702	217	51,379
Americas (excluding U.S.)	—	—	3	623	5	1,282	8	1,905
Hilton Garden Inn
U.S.	2	290	4	430	569	77,887	575	78,607
Americas (excluding U.S.)	—	—	7	948	28	4,371	35	5,319
Europe	—	—	18	3,306	27	4,453	45	7,759
Middle East and Africa	—	—	5	1,017	—	—	5	1,017
Asia Pacific	—	—	8	1,329	—	—	8	1,329
Hampton by Hilton
U.S.	1	130	50	6,178	1,927	186,943	1,978	193,251
Americas (excluding U.S.)	—	—	11	1,416	77	9,164	88	10,580
Europe	—	—	10	1,537	30	4,630	40	6,167
Asia Pacific	—	—	—	—	2	374	2	374
Homewood Suites by Hilton
U.S.	—	—	25	2,687	345	38,791	370	41,478
Americas (excluding U.S.)	—	—	2	224	15	1,699	17	1,923
Home2 Suites by Hilton
U.S.	—	—	—	—	71	7,376	71	7,376
Americas (excluding U.S.)	—	—	1	97	1	127	2	224
Other	3	1,054	3	957	3	452	9	2,463
Lodging	146	59,463	544	158,848	3,875	533,039	4,565	751,350
Hilton Grand Vacations	—	—	45	7,152	—	—	45	7,152
Total	146	59,463	589	166,000	3,875	533,039	4,610	758,502
____________

(1)	Includes properties owned or leased by entities in which we own a noncontrolling interest.

Ownership

We are one of the largest hotel owners in the world based upon the number of rooms at our owned, leased and joint venture hotels. Our diverse global portfolio of owned and leased properties includes a number of leading hotels in major gateway cities such as New York City, London, San Francisco, Chicago, São Paolo and Tokyo. The portfolio includes iconic hotels with significant underlying real estate value, including the Hilton New York, Hilton Hawaiian Village and the London Hilton on Park Lane. Real estate investment was a critical component of the growth of our business in our early years. Our real estate holdings grew over time through new construction, purchases or leases of hotels, investments in joint ventures and the acquisition of other hotel companies. In recent years, we have expanded our hotel system less through real estate investment and more by increasing the number of management and franchise agreements we have with third-party hotel owners.

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

Hotel and Timeshare Management

Our core management services consist of operating hotels under management agreements for the benefit of third parties, who either own or lease the hotels and the associated personal property. Terms of our management agreements vary, but our fees generally consist of a base management fee based on a percentage of the hotel’s gross revenue, and we also may earn an incentive fee based on gross operating profits, cash flow or a combination thereof. In general, the owner pays all operating and other expenses and reimburses our out-of-pocket expenses. In turn, our managerial discretion typically is subject to approval by the owner in certain major areas, including the approval of annual operating and capital expenditure budgets. Additionally, the owners generally pay a monthly fee based on a percentage of the total gross room revenue that covers the costs of advertising and marketing programs; internet, technology and reservation systems expenses; and quality assurance program costs. Owners are also responsible for various other fees and charges, including payments for participation in our Hilton HHonors reward program, training, consultation and procurement of certain goods and services. As of December 31, 2015, we managed 544 hotels with 158,848 rooms, excluding our owned and leased hotels and timeshare properties.

The initial terms of our management agreements for full service hotels typically are 20 years. In certain cases where we have entered into a franchise agreement as well as a management agreement, we classify these hotels as managed hotels in our portfolio. Extension options for our management agreements are negotiated and vary, but typically are more prevalent in full service hotels. Typically, these agreements contain one or two extension options that are either for 5 or 10 years and can be exercised at our or the other party’s option or by mutual agreement.

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

In addition to the third-party owned hotels we manage, as of December 31, 2015, we provided management services for 45 timeshare properties owned by homeowners' associations and 146 owned, leased and joint venture hotels from which we recognized management fee revenues. Revenues from our owned and leased hotels are eliminated in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Franchising

We franchise our brand names, trade and service marks and operating systems to hotel owners under franchise agreements. We do not directly participate in the day-to-day management or operation of franchised hotels and do not employ the individuals working at these locations. We conduct periodic inspections to ensure that brand standards are maintained. We approve the location for new construction of franchised hotels, as well as certain aspects of development. In some cases, we provide franchisees with product improvement plans that must be completed in accordance with brand standards to remain in our hotel system. As of December 31, 2015, we franchised 3,875 hotels with 533,039 rooms.

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

Our franchise agreements typically have initial terms of approximately 20 years for new construction and approximately 10 to 20 years for properties that are converted from other brands. At the expiration of the initial term, we may have a contractual right or obligation to relicense the hotel to the franchisee, at our or the hotel owner’s option or by mutual agreement, for an additional term ranging from 10 to 15 years. We have the right to terminate a franchise agreement upon specified events of default, including nonpayment of fees or noncompliance with brand standards. If a franchise agreement is terminated by us because of a franchisee’s default, the franchisee is contractually required to pay us liquidated damages.

Timeshare

Our timeshare segment generates revenue from three primary sources:

•
Timeshare Sales—We market and sell timeshare interests owned by Hilton and third parties. We also source timeshare intervals through sales and marketing agreements with third-party developers. This allows us to sell timeshare intervals on behalf of third-party developers using the Hilton Grand Vacations brand in exchange for sales, marketing and branding fees on interval sales, and to earn fees from resort operations and the servicing of consumer loans while deploying little up-front capital related to the construction of the property.

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

HGV's primary product is the marketing and selling of fee-simple timeshare interests deeded in perpetuity, developed either by us or by third parties. This ownership interest is an interest in real estate equivalent to annual usage rights, generally for one week, at the timeshare resort where the timeshare interval was purchased. Each purchaser is automatically enrolled in the HGV Club, giving the purchaser an annual allotment of club points that allow the purchaser to exchange his or her annual usage rights for a number of options, including: a priority reservation period to stay at his or her home resort where his or her timeshare interval is deeded, stays at any resort in the HGV system, reservations for experiential travel such as cruises, conversion to Hilton HHonors points for stays at our hotels and other options, including stays at more than 5,000 resorts included in the RCI timeshare vacation exchange network. In addition, we operate the Hilton Club, which operates for owners of timeshare intervals at the Hilton New York, but whose members also enjoy exchange benefits with the HGV Club. As of December 31, 2015, HGV managed a global system of 45 resorts and the HGV Club and the Hilton Club had nearly 250,000 members in total.

Traditionally, timeshare operators have funded 100 percent of the investment necessary to acquire land and construct timeshare properties. In 2010, we began sourcing timeshare intervals through sales and marketing agreements with third-party developers. These agreements enable us to generate fees from the sales and marketing of the timeshare intervals and club memberships and from the management of the timeshare properties without requiring us to fund acquisition and construction costs. In addition, we source intervals by acquiring units in third-party developed properties, which requires less capital than constructing timeshare properties. Our supply of third-party developed timeshare intervals was approximately 114,000, or 85 percent of our total supply, as of December 31, 2015, and the percentage of sales of timeshare intervals developed by third parties was 66 percent for the year ended December 31, 2015.

Competition

We encounter active and robust competition as a hotel, residential, resort and timeshare manager, franchisor, owner and developer. Competition in the hotel and lodging industry generally is based on the attractiveness of the facility, location, level of service, quality of accommodations, amenities, food and beverage options and outlets, public spaces and other guest services, consistency of service, room rate, brand reputation and the ability to earn and redeem loyalty program points through a global system. Our properties and brands compete with other hotels, resorts, motels and inns in their respective geographic markets or customer segments, including facilities owned by local interests, individuals, national and international chains, institutions, investment and pension funds and real estate investment trusts ("REITs"). We believe that our position as a multi-branded manager, franchisor, owner and operator of hotels makes us one of the largest and most geographically diverse lodging companies in the world.

Our principal competitors include other branded and independent hotel operating companies, national and international hotel brands and ownership companies, including hotel REITs. While local and independent brand competitors vary, on a global scale our primary competitors are firms such as Accor S.A., Carlson Rezidor Group, Hong Kong and Shanghai Hotels, Limited, Hyatt Hotels Corporation, Intercontinental Hotel Group, Marriott International, Mövenpick Hotels and Resorts, Starwood Hotels & Resorts Worldwide and Wyndham Worldwide Corporation.

In the timeshare business, we compete with other hotel and resort timeshare operators for sales of timeshare intervals based principally on location, quality of accommodations, price, financing terms, quality of service, terms of property use and opportunity for timeshare owners to exchange into time at other timeshare properties or other travel rewards. In addition, we compete based on brand name recognition and reputation, as well as with national and independent timeshare resale companies and owners reselling existing timeshare intervals, which could reduce demand or prices for sales of new timeshare intervals. Our primary competitors in the timeshare space include Diamond Resorts International, Hyatt Residence Club, Marriott Vacations Worldwide, Starwood Vacation Ownership and Wyndham Vacation Resorts.

Seasonality

The hospitality industry is seasonal in nature. The periods during which our lodging properties experience higher revenues vary from property to property, depending principally upon location and the customer-base served. We generally expect our revenues to be lower in the first quarter of each year than in each of the three subsequent quarters.

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

Finally, as an international owner, operator and franchisor of hospitality properties in 100 countries and territories, we also are subject to the local laws and regulations in each country in which we operate, including employment laws and practices, privacy laws, tax laws, which may provide for tax rates that exceed those of the U.S. and which may provide that our foreign earnings are subject to withholding requirements or other restrictions, unexpected changes in regulatory requirements or monetary policy and other potentially adverse tax consequences.

Environmental Matters

We are subject to certain requirements and potential liabilities under various foreign and U.S. federal, state and local environmental, health and safety laws and regulations and incur costs in complying with such requirements. These laws and regulations govern actions including air emissions, the use, storage and disposal of hazardous and toxic substances, and wastewater disposal. In addition to investigation and remediation liabilities that could arise under such laws, we may also face personal injury, property damage, fines or other claims by third parties concerning environmental compliance or contamination. In addition to our hotel accommodations, we operate a number of laundry facilities located in certain areas where we have multiple properties. We use and store hazardous and toxic substances, such as cleaning materials, pool chemicals, heating oil and fuel for back-up generators at some of our facilities, and we generate certain wastes in connection with our operations. Some of our properties include older buildings, and some may have, or may historically have had, dry-cleaning facilities and underground storage tanks for heating oil and back-up generators. We have from time to time been responsible for investigating and remediating contamination at some of our facilities, such as contamination that has been discovered when we have removed underground storage tanks, and we could be held responsible for any contamination resulting from the disposal of wastes that we generate, including at locations where such wastes have been sent for disposal. In some cases, we may be entitled to indemnification from the party that caused the contamination pursuant to our management or franchise agreements, but there can be no assurance that we would be able to recover all or any costs we incur in addressing such problems. From time to time, we may also be required to manage, abate, remove or contain mold, lead, asbestos-containing materials, radon gas or other hazardous conditions found in or on our properties. We have implemented an on-going operations and maintenance plan at each of our owned and operated properties that seeks to identify and remediate these conditions as appropriate. Although we have incurred, and expect that we will continue to incur, costs relating to the investigation, identification and remediation of hazardous materials known or discovered to exist at our properties, those costs have not had, and are not expected to have, a material adverse effect on our financial condition, results of operations or cash flow.

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

U.S. hotels that we manage are permitted to participate in our insurance programs by mutual agreement with our hotel owners or, if not participating, must purchase insurance programs consistent with our requirements. U.S. franchised hotels are not permitted to participate in our insurance programs but rather must purchase insurance programs consistent with our requirements. Non-U.S. managed and franchised hotels are required to participate in certain of our insurance programs. All other insurance programs purchased by hotel owners must meet our requirements. In addition, our management and franchise agreements typically include provisions requiring the owner of the hotel property to indemnify us against losses arising from the design, development and operation of hotels owned by such third parties.

History

Hilton Worldwide Holdings Inc. was incorporated in Delaware in March 2010. In 1919, our founder Conrad Hilton purchased his first hotel in Cisco, Texas. Through our predecessors, we commenced operations in 1946 when our subsidiary Hilton Hotels Corporation, later renamed Hilton Worldwide, Inc., was incorporated in Delaware.

Employees

As of December 31, 2015, more than 164,000 people were employed at our managed, owned, leased and timeshare properties and corporate locations.

As of December 31, 2015, approximately 31 percent of our employees globally (or 32 percent of our employees in the U.S.) were covered by various collective bargaining agreements generally addressing pay rates, working hours, other terms and conditions of employment, certain employee benefits and orderly settlement of labor disputes.

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

Our business is subject to a number of business, financial and operating risks inherent to the hospitality industry, including:

•	significant competition from multiple hospitality providers in all parts of the world;

•	changes in operating costs, including energy, food, employee compensation and benefits and insurance;

•	increases in costs due to inflation that may not be fully offset by price and fee increases in our business;

•	changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•	the costs and administrative burdens associated with complying with applicable laws and regulations;

•	the costs or desirability of complying with local practices and customs;

•	significant increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

•	shortages of labor or labor disruptions;

•	the ability of third-party internet and other travel intermediaries to attract and retain customers;

•	the availability and cost of capital necessary for us and third-party hotel owners to fund investments, capital expenditures and service debt obligations;

•	delays in or cancellations of planned or future development or refurbishment projects;

•	the quality of services provided by franchisees;

•	the financial condition of third-party property owners, developers and joint venture partners;

•	relationships with third-party property owners, developers and joint venture partners, including the risk that owners may terminate our management, franchise or joint venture agreements;

•	cyclical over-building in the hotel and timeshare industries;

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

The segments of the hospitality industry in which we operate are subject to intense competition. Our principal competitors are other operators of luxury, full service and focused service hotels and timeshare properties, including other major hospitality chains with well-established and recognized brands. We also compete against smaller hotel chains, independent and local hotel owners and operators, home and apartment sharing services and independent timeshare operators. If we are unable to compete successfully, our revenues or profits may decline.

Competition for hotel guests

We face competition for individual guests, group reservations and conference business. We compete for these customers based primarily on brand name recognition and reputation, as well as location, room rates, property size and availability of rooms and conference space, quality of the accommodations, customer satisfaction, amenities and the ability to earn and redeem loyalty program points. Our competitors may have greater commercial, financial and marketing resources and more efficient technology platforms, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could affect our ability to compete for guests effectively, or they could offer a type of lodging product that customers find attractive but that we do not offer.

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

Competition for timeshare sales

We compete with other timeshare operators for sales of timeshare intervals based principally on location, quality of accommodations, price, financing terms, quality of service, terms of property use, opportunity for timeshare owners to exchange their owned interval for use of other timeshare properties or other travel rewards as well as brand name recognition and reputation. Our ability to attract and retain purchasers of timeshare intervals depends on our success in distinguishing the quality and value of our timeshare offerings from those offered by others. If we are unable to do so, our ability to compete effectively for sales of timeshare intervals could be adversely affected.

Any deterioration in the quality or reputation of our brands could have an adverse effect on our reputation, business, financial condition or results of operations.

Our brands and our reputation are among our most important assets. Our ability to attract and retain guests depends, in part, on the public recognition of our brands and their associated reputation. In addition, the success of our hotel owners’ businesses and their ability to make payments to us for our services may depend on the strength and reputation of our brands. If our brands become obsolete or consumers view them as unfashionable or lacking in consistency and quality, we may be unable to attract guests to our hotels, and may further be unable to attract or retain our hotel owners.

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

Our management and franchise business depends on our ability to establish and maintain long-term, positive relationships with third-party property owners and our ability to enter into new and renew management and franchise agreements. Although our management and franchise contracts are typically long-term arrangements, hotel owners may be able to terminate the agreements under certain circumstances, including the failure to meet specified financial or performance criteria. Our ability to meet these financial and performance criteria is subject to, among other things, risks common to the overall hotel industry, including factors outside of our control. In addition, negative management and franchise pricing trends could adversely affect our ability to negotiate with hotel owners. If we fail to maintain and renew existing management and franchise agreements and enter into new agreements on favorable terms, we may be unable to expand our presence and our business, and our financial condition and results of operations may suffer.

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

Many of our third-party property owners pledged their properties as collateral for mortgage loans entered into at the time of development, purchase or refinancing. If our third-party property owners are unable to repay or refinance maturing indebtedness on favorable terms or at all, their lenders could declare a default, accelerate the related debt and repossess the property. A repossession could result in the termination of our management or franchise agreement or eliminate revenues and cash flows from the property. In addition, the owners of managed and franchised hotels depend on financing to buy, develop and improve hotels and in some cases, fund operations during down cycles. Our hotel owners’ inability to obtain adequate funding could materially adversely affect the maintenance and improvement plans of existing hotels, result in the delay or stoppage of the development of our existing pipeline and limit additional development to further expand our hotel portfolio.

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

Certain of our owned and leased properties were constructed more than a century ago. The condition of aging properties could negatively affect our ability to attract guests or result in higher operating and capital costs, either of which could reduce revenues or profits from these properties. There can be no assurance that our planned replacements and repairs will occur, or even if completed, will result in improved performance. In addition, these efforts are subject to a number of risks, including:

•	construction delays or cost overruns (including labor and materials);

•	obtaining zoning, occupancy and other required permits or authorizations;

•	changes in economic conditions that may result in weakened or lack of demand for improvements that we make or negative project returns;

•	governmental restrictions on the size or kind of development;

•	volatility in the debt and capital markets that may limit our ability to raise capital for projects or improvements;

•	lack of availability of rooms or meeting spaces for revenue-generating activities during construction, modernization or renovation projects;

•	force majeure events, including earthquakes, tornadoes, hurricanes, floods or tsunamis, or acts of terrorism; and

•	design defects that could increase costs.

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

Providing secured financing to some purchasers of timeshare intervals subjects us to the risk of purchaser default. As of December 31, 2015, we had approximately $1,082 million of timeshare financing receivables outstanding. If a purchaser defaults under the financing that we provide, we could be forced to write off the loan and reclaim ownership of the timeshare interval. We may be unable to resell the property in a timely manner or at the same price, or at all. Also, if a purchaser of a timeshare interval defaults on the related loan during the early part of the amortization period, we may not have recovered the marketing, selling and general and administrative costs associated with the sale of that timeshare interval. If we are unable to recover any of the principal amount of the loan from a defaulting purchaser, or if the allowances for losses from such defaults are inadequate, the revenues and profits that we derive from the timeshare business could be reduced.

Some of our existing development pipeline may not be developed into new hotels, which could materially adversely affect our growth prospects.

As of December 31, 2015, we had a total of 1,616 hotels in our development pipeline, which we define as hotels under construction or approved for development under one of our brands. The commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, the owner's or developer's ability to obtain adequate financing, obtaining governmental or regulatory approvals and adequate financing. As a result, not every hotel in our development pipeline may develop into a new hotel that enters our system.

New hotel brands or non-hotel branded concepts that we launch in the future may not be as successful as we anticipate, which could have a material adverse effect on our business, financial condition or results of operations.

We launched a new midscale brand, Tru by Hilton, in January 2016. We introduced a new brand, Canopy by Hilton, in October 2014, opened our first Curio - A Collection by Hilton hotel in August 2014, opened the first Herb N' Kitchen Restaurant in 2013 and opened our first Home2 Suites by Hilton hotel in 2011. We may continue to build our portfolio by launching new hotel and non-hotel brands in the future. In addition, the Hilton Garden Inn, DoubleTree by Hilton and Hampton by Hilton brands have been expanding into new jurisdictions outside the United States in recent years. We may continue to expand existing brands into new international markets. New hotel products or concepts or brand expansions may not be accepted by hotel owners, franchisees or customers and we cannot guarantee the level of acceptance any new brand will have in the development and consumer marketplaces.  If new branded hotel products, non-hotel branded concepts or brand expansions are not as successful as we anticipate, we may not recover the costs we incurred in their development or expansion, which could have a material adverse effect on our business, financial condition or results of operations.

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

From time to time we and third parties who serve us experience cyber-attacks, attempted and actual breaches of our or their information technology systems and networks or similar events, which could result in a loss of sensitive business or customer information, systems interruption or the disruption of our operations. The techniques that are used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and are difficult to detect for long periods of time, and we are accordingly unable to anticipate and prevent all data security incidents. In November 2015, we announced that we had identified and taken action to eradicate unauthorized malware that targeted payment card information in some point-of-sale systems in our hotels and had determined that specific payment card information was targeted by this malware. We expect we will be subject to additional cyber-attacks in the future and may experience data breaches.

Even if we are fully compliant with legal standards and contractual requirements, we still may not be able to prevent security breaches involving sensitive data. The sophistication of efforts by hackers to gain unauthorized access to information systems has continued to increase in recent years. Breaches, thefts, losses or fraudulent uses of customer, employee or company data could cause consumers to lose confidence in the security of our websites, mobile applications, point of sale systems and other information technology systems and choose not to purchase from us. Such security breaches also could expose us to risks of data loss, business disruption, litigation and other costs or liabilities, any of which could adversely affect our business.

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

In addition, states and the federal government have enacted additional laws and regulations to protect consumers against identity theft. These laws and similar laws in other jurisdictions have increased the costs of doing business, and failure on our part to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these laws could subject us to potential claims for damages and other remedies. If we were required to pay any significant amounts in satisfaction of claims under these laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, operating results and financial condition could be adversely affected.

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

We may also divest certain properties or assets, and any such divestments may yield lower than expected returns or otherwise fail to achieve the benefits we expect. In some circumstances, sales of properties or other assets may result in losses. Upon sales of properties or assets, we may become subject to contractual indemnity obligations, incur material tax liabilities or, as a result of required debt repayment, face a shortage of liquidity. Finally, any acquisitions, investments or dispositions could demand significant attention from management that would otherwise be available for business operations, which could harm our business.

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

We rely on a variety of direct marketing techniques, including telemarketing, email marketing and postal mailings, and we are subject to various laws and regulations in the U.S. and internationally that govern marketing and advertising practices. Any further restrictions in laws and court or agency interpretation of such laws, such as the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, CAN-SPAM Act of 2003, and various U.S. state laws, new laws, or international data protection laws, such as the EU member states’ implementation of proposed privacy regulation, that govern these activities could adversely affect current or planned marketing activities and cause us to change our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could affect our ability to maintain relationships with our customers and acquire new customers. We also obtain access to names of potential customers from travel service providers or other companies and we market to some individuals on these lists directly or through other companies’ marketing materials. If access to these lists were prohibited or otherwise restricted, our ability to develop new customers and introduce them to products could be impaired.

The growth of internet reservation channels could adversely affect our business and profitability.

A significant percentage of hotel rooms for individual guests are booked through internet travel intermediaries, to whom we commit to pay various commissions and transaction fees for sales of our rooms through their systems. Search engines and peer-to-peer inventory sources also provide online travel services that compete with our business. If these bookings increase, certain hospitality intermediaries may be able to obtain higher commissions, reduced room rates or other significant concessions from us or our franchisees. These hospitality intermediaries also may reduce these bookings by de-ranking our hotels in search results on their platforms, and other online providers may divert business away from our hotels. Although our agreements with many hospitality intermediaries limit transaction fees for hotels, there can be no assurance that we will be able to renegotiate these agreements upon their expiration with terms as favorable as the provisions that existed before the expiration, replacement or renegotiation. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to the Hilton brands and systems. If this happens, our business and profitability may be significantly affected as shifting customer loyalties divert bookings away from our websites. Internet travel intermediaries also have been subject to regulatory scrutiny, particularly in Europe. The outcome of this regulatory activity may affect our ability to compete for direct bookings through our own internet channels.

In addition, although internet travel intermediaries have traditionally competed to attract individual consumers or "transient" business rather than group and convention business, in recent years they have expanded their business to include marketing to large group and convention business. If that growth continues, it could both divert group and convention business away from our hotels and also increase our cost of sales for group and convention business. Consolidation of internet travel intermediaries, and the entry of major internet companies into the internet travel bookings business, also could divert bookings away from our websites and increase our hotels' cost of sales.

Our reservation system is an important component of our business operations and a disruption to its functioning could have an adverse effect on our performance and results.

We manage a global reservation system that communicates reservations to our branded hotels when made by individuals directly, either online, by telephone to our call centers or through devices via our mobile application, or through intermediaries like travel agents, internet travel web sites and other distribution channels. The cost, speed, efficacy and efficiency of the reservation system are important aspects of our business and are important considerations of hotel owners in choosing to affiliate with our brands. Any failure to maintain or upgrade, and any other disruption to our reservation system may adversely affect our business.

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

We currently manage, franchise, own or lease hotels and resorts in 100 countries and territories around the world. Our operations outside the United States represented approximately 22 percent and 25 percent of our revenues for each of the years ended December 31, 2015 and 2014, respectively. We expect that revenues from our international operations will continue to account for an increasing portion of our total revenues. As a result, we are subject to the risks of doing business outside the United States, including:

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

Our ability to maintain our competitive position depends somewhat on the efforts and abilities of our senior executives. Finding suitable replacements for senior executives could be difficult. Losing the services of one or more of these senior executives could adversely affect strategic relationships, including relationships with third-party property owners, significant customers, joint venture partners and vendors, and limit our ability to execute our business strategies.

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

A significant number of our employees (approximately 31 percent) and employees of our hotel owners are covered by collective bargaining agreements and similar agreements. If relationships with our employees or employees of our hotel owners or the unions that represent them become adverse, the properties we manage, franchise, own or lease could experience labor disruptions such as strikes, lockouts, boycotts and public demonstrations. A number of our collective bargaining agreements, representing approximately 11 percent of our organized employees, have expired and are in the process of being renegotiated, and we may be required to negotiate additional collective bargaining agreements in the future if more employees become unionized. Labor disputes, which may be more likely when collective bargaining agreements are being negotiated, could harm our relationship with our employees or employees of our hotel owners, result in increased regulatory inquiries and enforcement by governmental authorities and deter guests. Further, adverse publicity related to a labor dispute could harm our reputation and reduce customer demand for our services. Labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs and limitations on our ability or the ability of our third-party property owners to take cost saving measures during economic downturns. We do not have the ability to control the negotiations of collective bargaining agreements covering unionized labor employed by many third-party property owners. Increased unionization of our workforce, new labor legislation or changes in regulations could disrupt our operations, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies.

Labor shortages could restrict our ability to operate our properties or grow our business or result in increased labor costs that could adversely affect our results of operations.

Our success depends in large part on our ability to attract, retain, train, manage, and engage employees. We employ or manage approximately 164,000 individuals at our managed, owned and leased hotels and corporate offices around the world. If we are unable to attract, retain, train, manage and engage skilled individuals, our ability to manage and staff the managed, owned and leased hotels could be impaired, which could reduce customer satisfaction. In addition, the inability of our franchisees to attract, retain, train, manage and engage skilled employees for the franchised hotels could adversely affect the reputation of our brands. Staffing shortages in various parts of the world also could hinder our ability to grow and expand our businesses. Because payroll costs are a major component of the operating expenses at our hotels and our franchised hotels, a shortage of skilled labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations. Additionally, increase in minimum wage rates could increase costs and reduce profits for us and our franchisees.

Any failure to protect our trademarks and other intellectual property could reduce the value of the Hilton brands and harm our business.

The recognition and reputation of our brands are important to our success. We have over 5,100 trademark registrations in jurisdictions around the world for use in connection with our services, plus at any given time, a number of pending applications for trademarks and other intellectual property. However, those trademark or other intellectual property registrations may not be granted or the steps we take to use, control or protect our trademarks or other intellectual property in the U.S. and other jurisdictions may not always be adequate to prevent third parties from copying or using the trademarks or other intellectual property without authorization. We may also fail to obtain and maintain trademark protection for all of our brands in all jurisdictions. For example, in certain jurisdictions, third parties have registered or otherwise have the right to use certain trademarks that are the same as or similar to our trademarks, which could prevent us from registering trademarks and opening hotels in that jurisdiction. Third parties may also challenge our rights to certain trademarks or oppose our trademark applications. Defending against any such proceedings may be costly, and if unsuccessful, could result in the loss of important intellectual property rights. Obtaining and maintaining trademark protection for multiple brands in multiple jurisdictions is also expensive, and we may therefore elect not to apply for or to maintain certain trademarks.

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

Third parties may make claims against us for infringing their patent, trademark, copyright or other intellectual property rights or for misappropriating their trade secrets. We have been and are currently party to a number of such claims and may receive additional claims in the future. Any such claims, even those without merit, could:

•	be expensive and time consuming to defend, and result in significant damages;

•	force us to stop using the intellectual property that is being challenged or to stop providing products or services that use the challenged intellectual property;

•	force us to redesign or rebrand our products or services;

•	require us to enter into royalty, licensing, co-existence or other agreements to obtain the right to use a third party’s intellectual property;

•	limit our ability to develop new intellectual property; and

•	limit the use or the scope of our intellectual property or other rights.

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

We are subject to ongoing and periodic tax audits and disputes in U.S. federal and various state, local and foreign jurisdictions. In particular, our consolidated U.S. federal income tax returns for the fiscal years ended December 31, 2006 through December 31, 2010 are under audit by the Internal Revenue Service ("IRS"), and the IRS has proposed adjustments to increase our taxable income based on several assertions involving intercompany loans, our Hilton HHonors guest loyalty and reward program and our foreign-currency denominated loans issued by one of our subsidiaries. In total, the proposed adjustments sought by the IRS would result in U.S. federal tax owed of approximately $874 million, excluding interest and penalties and potential state income taxes. We disagree with the IRS’s position on each of the assertions and intend to vigorously contest them. See Note 18: "Income Taxes" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely affecting our financial condition or results of operations.

Changes to accounting rules or regulations may adversely affect our financial condition and results of operations.

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may require retrospective application and affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations may adversely affect our financial condition and results of operations. See Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of accounting standards issued but not yet adopted.

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

In many jurisdictions, the hotel industry is subject to extensive foreign or U.S. federal, state and local governmental regulations, including those relating to the service of alcoholic beverages, the preparation and sale of food and those relating to building and zoning requirements. We are also subject to licensing and regulation by foreign or U.S. state and local departments relating to health, sanitation, fire and safety standards, and to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions status and citizenship requirements. In addition, the National Labor Relations Board has revised its standard for joint employee relationships, which could increase our risk of being considered a joint employer with our franchisees. We or our third-party owners may be required to expend funds to meet foreign or U.S. federal, state and local regulations in connection with the continued operation or remodeling of certain of our properties. The failure to meet the requirements of applicable regulations and licensing requirements, or publicity resulting from actual or alleged failures, could have an adverse effect on our results of operations.

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

We are subject to the Americans with Disabilities Act ("ADA") and similar legislation in certain jurisdictions outside of the U.S. Under the ADA all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. These regulations apply to accommodations first occupied after January 26, 1993; public accommodations built before January 26, 1993 are required to remove architectural barriers to disabled access where such removal is "readily achievable." The regulations also mandate certain operational requirements that hotel operators must observe. The failure of a property to comply with the ADA could result in injunctive relief, fines, an award of damages to private litigants or mandated capital expenditures to remedy such noncompliance. Any imposition of injunctive relief, fines, damage awards or capital expenditures could adversely affect the ability of an owner or franchisee to make payments under the applicable management or franchise agreement or negatively affect the reputation of our brands. In November 2010, we entered into a settlement with the U.S. Department of Justice related to compliance with the ADA. Our obligations under this settlement expired in March 2015 except that certain managed and franchised hotels that were required to conduct surveys of their facilities remain under an obligation to remove architectural barriers at their facilities through March 15, 2022 and we have an obligation to have an independent consultant to monitor those barrier removal efforts during this period. If we fail to comply with the requirements of the ADA, we could be subject to fines, penalties, injunctive action, reputational harm and other business effects that could materially and negatively affect our performance and results of operations.

Casinos featured on certain of our properties are subject to gaming laws, and noncompliance could result in the revocation of the gaming licenses.

Several of our properties feature casinos, most of which are operated by third parties. Factors affecting the economic performance of a casino property include:

•	location, including proximity to or easy access from major population centers;

•	appearance;

•	local, regional or national economic and political conditions;

•	the existence or construction of competing casinos;

•	dependence on tourism; and

•	governmental regulation.

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

Risks Related to Our Proposed Spin-offs

The proposed spin-offs of our ownership business and timeshare business are contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management, and may have a material adverse effect on us whether or not they are completed.

On February 26, 2016, we announced a plan to pursue a separation of a substantial portion of our ownership business, consisting primarily of our owned hotels located in the U.S. (the "ownership business"), and our timeshare business into separate, publicly-traded companies through spin-offs. The proposed spin-offs are subject to customary conditions, including, but not limited to, the receipt of opinions concerning the tax-free nature of the transactions and the qualification of the entity holding the ownership business as a real estate investment trust (a "REIT") for U.S. federal income tax purposes, effectiveness of appropriate filings with the Securities and Exchange Commission and final approval by our board of directors. In addition, ability to execute the transaction as intended, unanticipated developments or changes in the macroeconomic environment, credit markets and equity markets, as well as other market conditions, may affect our proposed spin-offs. For these and other reasons, we may not complete the spin-offs as expected or at all.

Whether or not we complete the spin-offs, our ongoing businesses may be adversely affected and we may be subject to certain risks and consequences as a result of pursuing the spin-offs, including, among others, the following:

•
execution of the proposed spin-offs will require significant time and attention from management, which may distract them from the operation of our business and the execution of other initiatives that may have been beneficial to us;

•	our employees may be distracted due to uncertainty about their future roles with each of the separate companies pending the completion of the spin-offs;

•	we will be required to pay significant costs and expenses relating to the spin-offs, such as legal, accounting and other professional fees, whether or not the spin-offs are completed; and

•	we may experience negative reactions from the financial markets if we fail to complete the spin-offs.

Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows or the price of our common stock.

We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-offs.

Although we believe that separating our ownership business and our timeshare business by means of the spin-offs will provide financial, operational, managerial and other benefits to us and our stockholders, the spin-offs may not provide results on the scope or scale we anticipate, and we may not realize any or all of the intended benefits. For example, if the statutory and regulatory requirements relating to REITs are not met, the benefits of spinning off the ownership business may be reduced or may be unavailable to us and our stockholders. In addition, we will incur one-time costs and ongoing costs in connection with, or as a result of, the spin-offs, including costs of operating as independent, publicly-traded companies that the spun-off businesses will no longer be able to share. Those costs may exceed our estimates or could negate some of the benefits we expect to realize. If we do not realize the intended benefits of the spin-offs or if our costs exceed our estimates, the Company or the businesses that are spun off could suffer a material adverse effect on their business, financial condition, results of operations and cash flows.

If the proposed spin-offs of our ownership business and our timeshare business are completed, the trading price of our common stock will decline.

We expect the trading price of our common stock immediately following the spin-offs, which will only represent the value of our remaining management and franchise business, to be lower than immediately prior to the spin-offs because the trading price for our common stock will no longer reflect the value of our ownership business and our timeshare business.

Following the spin-offs, the aggregate value of your common stock of the Company and the businesses that are spun off may be less than the aggregate value at which the Company's common stock might have traded had the spin-offs not occurred.

The common stock of the Company and the businesses that are spun off that you may hold following the spin-offs may collectively trade at an aggregate value less than the value at which the Company's common stock might have traded had the spin-offs not occurred due to, among other factors, the expected or actual future performance of either the Company or the businesses that are spun off as separate, independent companies and the future stockholder base and market for the Company's common stock and the shares of the businesses that are spun off.

The proposed spin-offs could result in substantial tax liability to us and our stockholders.

The spin-offs are conditioned on an opinion of tax counsel regarding the qualification of the spin-offs as tax-free distributions under Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"). Although the private letter ruling generally is binding on the IRS, the continued validity of the private letter ruling will be based upon and subject to the accuracy of factual statements and representations made to the IRS by us. Further, the private letter ruling is limited to specified aspects of the spin-offs under Section 355 of the Code and will not represent a determination by the IRS that all of the requirements necessary to obtain tax-free treatment to holders of our common stock and to us have been satisfied. Moreover, if any statement or representation upon which the private letter ruling is based is incorrect or untrue in any material respect, or if the facts upon which the private letter ruling is based are materially different from the facts that prevail at the time of the spin-offs, the private letter ruling could be invalidated. The opinion will similarly rely on, among other things, the continuing validity of the private letter ruling and various assumptions and representations as to factual matters made by each of the spun-off companies and us which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by counsel in its opinion. The opinion will not be binding on the IRS or the courts, and there can be no assurance that the IRS or the courts will not challenge the conclusions stated in the opinion or that any such challenge would not prevail. Additionally, recently enacted legislation denies tax-free treatment to a spin-off in which either the distributing corporation or the spun-off corporation is a REIT and prevents a distributing corporation or a spun-off corporation from electing REIT status for a 10-year period following a tax-free spin-off. Under an effective date provision, the legislation does not apply to distributions described in a ruling request initially submitted to the IRS before December 7, 2015. Because our initial request for the private letter ruling was submitted before that date and because we believe the distribution will be considered to have been described in that initial request, we believe the legislation will not apply to the spin-off of our ownership business. However, no ruling will be obtained on that issue and thus no assurance can be given in that regard. In particular, the IRS or a court could disagree with our view regarding the effective date provision based on any differences that exist between the description in the ruling request and the actual facts relating to the spin-offs. If the legislation applied to the spin-off of our ownership business, either the spin-off would not qualify for tax-free treatment or the entity holding the ownership business would not be eligible to elect REIT status for a 10-year period following the spin-off.

If the spin-offs and certain related transactions were determined to be taxable, the Company would be subject to a substantial tax liability that would have a material adverse effect on our financial condition, results of operations and cash flows. In addition, if the spin-offs were taxable, each holder of our common stock who receives shares of the new spin-off companies would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.

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

We have a significant amount of indebtedness. As of December 31, 2015, our total indebtedness was approximately $10.5 billion, including $726 million of non-recourse debt, and our contractual debt maturities of our long-term debt and non-recourse debt for the years ending December 31, 2016, 2017 and 2018, respectively, were $227 million, $285 million and $3,493 million. Our substantial debt and other contractual obligations could have important consequences, including:

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

Risks Related to Ownership of Our Common Stock

Blackstone's interests may conflict with ours or yours in the future.

Blackstone and its affiliates beneficially owned approximately 45.9 percent of our common stock as of December 31, 2015. Moreover, under our bylaws and the stockholders’ agreement with Blackstone, for so long as it retains specified levels of ownership of us, we have agreed to nominate to our board individuals designated by Blackstone. Thus, for so long as Blackstone continues to own specified percentages of our stock, it will be able to influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, during that period of time, Blackstone will have influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as Blackstone continues to own a significant percentage of our stock, it may be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

Blackstone and its affiliates engage in a broad spectrum of activities, including investments in real estate generally and in the hospitality industry in particular. In the ordinary course of their business activities, Blackstone and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. For example, Blackstone owns interests in Extended Stay America, Inc. and La Quinta Holdings Inc., and certain other investments in the hotel industry and may pursue ventures that compete directly or indirectly with us. In addition, affiliates of Blackstone directly and indirectly own hotels that we manage or franchise, and they may in the future enter into other transactions with us, including hotel or timeshare development projects, that could result in their having interests that could conflict with ours. Our amended and restated certificate of incorporation provides that none of Blackstone, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Blackstone also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may be unavailable to us. In addition, Blackstone may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

We are no longer a "controlled company" within the meaning of New York Stock Exchange ("NYSE") rules, however, we are permitted to rely on exemptions from certain corporate governance requirements during a one-year transition period. As a result, our stockholders do not yet have the same protections afforded to stockholders of companies that are subject to those requirements.

Until May 2015, Blackstone controlled a majority of the combined voting power of all classes of our stock entitled to vote generally in the election of directors. As a result, we were a "controlled company" within the meaning of NYSE corporate governance standards. Under these rules, a "controlled company" may elect not to comply with certain corporate governance standards and has one year following ceasing to be a controlled company to comply with all of NYSE’s corporate governance standards.

Because of these NYSE transition rules for companies that cease to be controlled companies, we are not required to have our nominating and corporate governance committee consist entirely of independent directors until May 2016. We intend to continue to utilize the NYSE's transition period for companies that are no longer controlled companies. Accordingly, our stockholders do not yet have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

While we currently pay a quarterly cash dividend to holders of our common stock, we may change our dividend policy at any time.

Our board of directors declared our first quarterly dividend in July 2015. Although we currently pay a quarterly cash dividend to holders of our common stock, we have no obligation to do so, and our dividend policy may change at any time without notice to our stockholders. The declaration and payment of dividends is at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, limitations imposed by our indebtedness, legal requirements and other factors that our board of directors deems relevant.

Future issuances of common stock by us, and the availability for resale of shares held by certain investors, may cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our common stock. In addition, Blackstone has pledged substantially all of the shares of our common stock held by it pursuant to a margin loan agreement and any foreclosure upon those shares could result in sales of a substantial number of shares of our common stock in the public market, which could substantially decrease the market price of our common stock.

Pursuant to a registration rights agreement, Blackstone and certain management stockholders have the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of our common stock held by them. These shares represented approximately 46.7 percent of our outstanding common stock as of December 31, 2015. These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our stock could decline if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

In addition, as of December 31, 2015, we had 9,251,754 shares of common stock to be issued upon vesting or exercise of outstanding equity-based awards and an aggregate of 68,627,645 shares of common stock available for future issuance under the 2013 Omnibus Incentive Plan. We filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our 2013 Omnibus Incentive Plan. Accordingly, shares registered under such registration statements will be available for sale in the open market.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Hotel Properties

Owned or Controlled Hotels

As of December 31, 2015, we owned a majority or controlling financial interest in the following 56 hotels, representing 29,269 rooms.

Property	Location	Rooms	Ownership
Waldorf Astoria Hotels & Resorts
Waldorf Astoria Orlando	Orlando, FL, USA	498	100%
Casa Marina, A Waldorf Astoria Resort	Key West, FL, USA	311	100%
The Reach, A Waldorf Astoria Resort	Key West, FL, USA	150	100%
Hilton Hotels & Resorts
Hilton Hawaiian Village Waikiki Beach Resort	Honolulu, HI, USA	2,860	100%
Hilton New York	New York, NY, USA	1,985	100%
Hilton San Francisco Union Square	San Francisco, CA, USA	1,919	100%
Hilton New Orleans Riverside	New Orleans, LA, USA	1,622	100%
Hilton Chicago	Chicago, IL, USA	1,544	100%
Hilton Waikoloa Village	Waikoloa, HI, USA	1,241	100%
Hilton Parc 55	San Francisco, CA, USA	1,024	100%
Hilton Orlando Bonnet Creek	Orlando, FL, USA	1,001	100%
Caribe Hilton	San Juan, Puerto Rico	915	100%
Hilton Chicago O'Hare Airport	Chicago, IL, USA	860	100%
Hilton Orlando Lake Buena Vista	Orlando, FL, USA	814	100%
Hilton Boston Logan Airport	Boston, MA, USA	599	100%
Pointe Hilton Squaw Peak Resort	Phoenix, AZ, USA	563	100%
Hilton Miami Airport	Miami, FL, USA	508	100%
Hilton Atlanta Airport	Atlanta, GA, USA	507	100%
Hilton São Paulo Morumbi	São Paulo, Brazil	503	100%
Hilton McLean Tysons Corner	McLean, VA, USA	458	100%
Hilton Seattle Airport & Conference Center	Seattle, WA, USA	396	100%
Hilton Oakland Airport	Oakland, CA, USA	360	100%
Hilton Paris Orly Airport	Paris, France	340	100%
Hilton Durban	Durban, South Africa	324	100%
Hilton New Orleans Airport	Kenner, LA, USA	317	100%
Hilton Short Hills	Short Hills, NJ, USA	304	100%
Hilton Blackpool	Blackpool, United Kingdom	274	100%
Hilton Rotterdam	Rotterdam, Netherlands	254	100%
Hilton Chicago/Oak Brook Suites	Oakbrook Terrace, IL, USA	211	100%
Hilton Belfast	Belfast, United Kingdom	198	100%
Hilton London Angel Islington	London, United Kingdom	190	100%
Hilton Edinburgh Grosvenor	Edinburgh, United Kingdom	184	100%
Hilton Coylumbridge	Coylumbridge, United Kingdom	175	100%
Hilton Bath City	Bath, United Kingdom	173	100%
Hilton Odawara Resort & Spa	Odawara City, Japan	173	100%
Hilton Nuremberg	Nuremberg, Germany	152	100%
Hilton Milton Keynes	Milton Keynes, United Kingdom	138	100%
Hilton Belfast Templepatrick Golf & Country Club	Templepatrick, United Kingdom	129	100%
Hilton Sheffield	Sheffield, United Kingdom	128	100%
Curio - A Collection by Hilton
Juniper Hotel Cupertino, Curio Collection by Hilton	Cupertino, CA, USA	224	100%
DoubleTree by Hilton
DoubleTree by Hilton Washington DC – Crystal City	Arlington, VA, USA	627	100%
DoubleTree by Hilton San Jose	San Jose, CA, USA	505	100%
DoubleTree by Hilton Ontario Airport	Ontario, CA, USA	482	67%
DoubleTree by Hilton Spokane – City Center	Spokane, WA, USA	375	10%

Property	Location	Rooms	Ownership
The Fess Parker Santa Barbara Hotel – a DoubleTree by Hilton Resort	Santa Barbara, CA, USA	360	50%
Embassy Suites by Hilton
Embassy Suites by Hilton Washington DC Georgetown	Washington, D.C., USA	318	100%
Embassy Suites by Hilton Parsippany	Parsippany, NJ, USA	274	100%
Embassy Suites by Hilton Kansas City Plaza	Kansas City, MO, USA	266	100%
Embassy Suites by Hilton Austin Downtown Town Lake	Austin, TX, USA	259	100%
Embassy Suites by Hilton Atlanta Perimeter Center	Atlanta, GA, USA	241	100%
Embassy Suites by Hilton San Rafael Marin County	San Rafael, CA, USA	235	100%
Embassy Suites by Hilton Kansas City Overland Park	Overland Park, KS, USA	199	100%
Embassy Suites by Hilton Phoenix Airport	Phoenix, AZ, USA	182	100%
Hilton Garden Inn
Hilton Garden Inn LAX El Segundo	El Segundo, CA, USA	162	100%
Hilton Garden Inn Chicago/Oakbrook Terrace	Oakbrook Terrace, IL, USA	128	100%
Hampton by Hilton
Hampton Inn & Suites Memphis – Shady Grove	Memphis, TN, USA	130	100%

Joint Venture Hotels

As of December 31, 2015, we had a minority or noncontrolling financial interest in and operated the following 17 properties, representing 8,186 rooms. We have a right of first refusal to purchase additional equity interests in certain of these joint ventures. We manage each of the hotels for the entity owning or leasing the hotel.

Property	Location	Rooms	Ownership
Waldorf Astoria Hotels & Resorts
Waldorf Astoria Chicago	Chicago, IL, USA	189	12%
Conrad Hotels & Resorts
Conrad Cairo	Cairo, Egypt	614	10%
Conrad Dublin	Dublin, Ireland	191	48%
Hilton Hotels & Resorts
Hilton Orlando	Orlando, FL, USA	1,417	20%
Hilton San Diego Bayfront	San Diego, CA, USA	1,190	25%
Hilton Tokyo Bay	Urayasu-shi, Japan	819	24%
Hilton Berlin	Berlin, Germany	601	40%
Capital Hilton	Washington, D.C., USA	550	25%
Hilton Nagoya	Nagoya, Japan	449	24%
Hilton La Jolla Torrey Pines	La Jolla, CA, USA	394	25%
Hilton Mauritius Resort & Spa	Flic-en-Flac, Mauritius	193	20%
Hilton Imperial Dubrovnik	Dubrovnik, Croatia	147	18%
DoubleTree by Hilton
DoubleTree by Hilton Las Vegas – Airport	Las Vegas, NV, USA	190	50%
DoubleTree by Hilton Missoula/Edgewater	Missoula, MT, USA	171	50%
Embassy Suites by Hilton
Embassy Suites by Hilton Alexandria Old Town	Alexandria, VA, USA	288	50%
Embassy Suites by Hilton Secaucus Meadowlands	Secaucus, NJ, USA	261	50%
Other
Kingston Plantation Condos	Myrtle Beach, SC, USA	522	50%

Leased Hotels

As of December 31, 2015, we leased the following 73 hotels, representing 22,008 rooms.

Property	Location	Rooms
Waldorf Astoria Hotels & Resorts
Rome Cavalieri, Waldorf Astoria Hotels & Resorts	Rome, Italy	370
Waldorf Astoria Amsterdam	Amsterdam, Netherlands	93
Hilton Hotels & Resorts
Hilton Tokyo(1)	(Shinjuku-ku) Tokyo, Japan	809
Ramses Hilton	Cairo, Egypt	771
Hilton London Kensington	London, United Kingdom	601
Hilton Vienna	Vienna, Austria	579
Hilton Tel Aviv	Tel Aviv, Israel	560
Hilton Osaka(1)	Osaka, Japan	527
Hilton Istanbul Bosphorus	Istanbul, Turkey	500
Hilton Salt Lake City	Salt Lake City, UT, USA	499
Hilton Munich Park	Munich, Germany	484
Hilton Munich City	Munich, Germany	480
London Hilton on Park Lane	London, United Kingdom	453
Hilton Diagonal Mar Barcelona	Barcelona, Spain	433
Hilton Mainz	Mainz, Germany	431
Hilton Trinidad & Conference Centre	Port of Spain, Trinidad	418
Hilton London Heathrow Airport	London, United Kingdom	398
Hilton Izmir	Izmir, Turkey	380
Hilton Addis Ababa	Addis Ababa, Ethiopia	372
Hilton Vienna Danube Waterfront	Vienna, Austria	367
Hilton Frankfurt	Frankfurt, Germany	342
Hilton Brighton Metropole	Brighton, United Kingdom	340
Hilton Sandton	Sandton, South Africa	329
Hilton Milan	Milan, Italy	320
Hilton Brisbane	Brisbane, Australia	319
Hilton Glasgow	Glasgow, United Kingdom	319
Ankara Hilton	Ankara, Turkey	309
Adana Hilton	Adana, Turkey	308
The Waldorf Hilton, London	London, United Kingdom	298
Hilton Cologne	Cologne, Germany	296
Hilton Stockholm Slussen	Stockholm, Sweden	289
Hilton Nairobi(1)	Nairobi, Kenya	287
Hilton Madrid Airport	Madrid, Spain	284
Parmelia Hilton Perth	Parmelia Perth, Australia	284
Hilton London Canary Wharf	London, United Kingdom	282
Hilton Amsterdam	Amsterdam, Netherlands	271
Hilton Newcastle Gateshead	Newcastle Upon Tyne, United Kingdom	254
Hilton Vienna Plaza	Vienna, Austria	254
Hilton Bonn	Bonn, Germany	252
Hilton London Tower Bridge	London, United Kingdom	245
Hilton London Stansted Airport	Stansted, United Kingdom	239
Hilton Manchester Airport	Manchester, United Kingdom	230
Hilton Bracknell	Bracknell, United Kingdom	215
Hilton Antwerp Old Town	Antwerp, Belgium	210
Hilton Reading	Reading, United Kingdom	210
Hilton Leeds City	Leeds, United Kingdom	208
Hilton Watford	Watford, United Kingdom	200
Mersin Hilton	Mersin, Turkey	186
Hilton Warwick/Stratford-upon-Avon	Warwick, United Kingdom	181
Hilton Leicester	Leicester, United Kingdom	179
Hilton Innsbruck	Innsbruck, Austria	176
Hilton Nottingham	Nottingham, United Kingdom	176

Property	Location	Rooms
Hilton St. Anne’s Manor, Bracknell	Wokingham, United Kingdom	170
Hilton London Croydon	Croydon, United Kingdom	168
Hilton London Green Park	London, United Kingdom	163
Hilton Cobham	Cobham, United Kingdom	158
Hilton Paris La Defense	Paris, France	153
Hilton East Midlands Airport	Derby, United Kingdom	152
Hilton Maidstone	Maidstone, United Kingdom	146
Hilton Avisford Park, Arundel	Arundel, United Kingdom	140
Hilton Northampton	Northampton, United Kingdom	139
Hilton London Hyde Park	London, United Kingdom	132
Hilton York	York, United Kingdom	131
Hilton Mainz City	Mainz, Germany	127
Hilton ParkSA Istanbul	Istanbul, Turkey	117
Hilton Puckrup Hall, Tewkesbury	Tewkesbury, United Kingdom	112
Hilton Glasgow Grosvenor	Glasgow, United Kingdom	97
DoubleTree by Hilton
DoubleTree by Hilton Seattle – Airport	Seattle, WA, USA	850
DoubleTree by Hilton San Diego – Mission Valley	San Diego, CA, USA	300
DoubleTree by Hilton Sonoma Wine Country	Rohnert Park, CA, USA	245
DoubleTree by Hilton Durango	Durango, CO, USA	159
Other
Scandic Sergel Plaza Stockholm(2)	Stockholm, Sweden	403
The Trafalgar, London	London, United Kingdom	129
____________

(1)	We own a majority or controlling financial interest, but less than a 100 percent interest, in entities that lease these properties.

(2)	The lease on this property expired at the end of December 31, 2015.

Corporate Headquarters and Regional Offices

Our corporate headquarters are located at 7930 Jones Branch Drive, McLean, Virginia 22102. These offices consist of approximately 180,464 square feet of leased space. The lease for this property initially expires on December 31, 2019, with options to renew and increase the rentable square footage. We also have corporate offices in Watford, England (Europe), Dubai, United Arab Emirates (Middle East and Africa) and Singapore (Asia Pacific). Additionally, to support our operations, we have our Hilton HHonors and other commercial services office in Addison, Texas, the Hilton Grand Vacations headquarters in Orlando, Florida and timeshare sales offices in the U.S. in Hawaii, Nevada, New York, Florida, South Carolina and Utah and in Japan and South Korea.

Other non-operating real estate holdings include a centralized operations center located in Memphis, Tennessee, and our Hilton Reservations and Customer Care office in Carrollton, Texas.

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

Market Information

Our common stock began trading publicly on the NYSE under the symbol "HLT" on December 12, 2013. As of December 31, 2015, there were approximately 35 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions. The following table sets forth the high and low sales prices for our common stock as reported by the NYSE for the indicated periods:

	Stock Price
	High	Low
Fiscal Year Ended December 31, 2015
First Quarter	$30.06	$24.36
Second Quarter	31.60	27.30
Third Quarter	28.52	20.93
Fourth Quarter	26.27	20.91

Fiscal Year Ended December 31, 2014
First Quarter	$23.10	$20.55
Second Quarter	23.80	20.96
Third Quarter	25.92	23.15
Fourth Quarter	26.53	20.72

Dividends

We declared regular quarterly cash dividends beginning in the third quarter of 2015 and expect to continue paying regular dividends on a quarterly basis. We paid cash dividends of $0.07 per share on our common stock during the third and fourth quarters of 2015. We did not declare or pay any dividends during the first and second quarters of 2015, or the years ended December 31, 2014 and 2013.

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

Performance Graph

The following graph compares the cumulative total stockholder return since December 12, 2013 with the S&P 500 Index ("S&P 500") and the S&P Hotels, Resorts & Cruise Lines Index ("S&P Hotel"). The graph assumes that the value of the investment in our common stock and each index was $100 on December 12, 2013 and that all dividends and other distributions were reinvested.

	12/12/2013	12/31/2013	12/31/2014	12/31/2015
Hilton Worldwide	$100.0	$103.5	$121.3	$99.5
S&P 500	$100.0	$104.1	$116.0	$115.1
S&P Hotel	$100.0	$109.2	$132.8	$135.5

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.     Selected Financial Data

We derived the selected statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the selected balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected statement of operations data for the years ended December 31, 2012 and 2011 and the selected balance sheet data as of December 31, 2013, 2012 and 2011 from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results expected for any future period.

The selected consolidated financial data below should be read together with the consolidated financial statements including the related notes thereto, and "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per share data)
Statement of Operations Data:
Revenues
Owned and leased hotels	$4,233	$4,239	$4,046	$3,979	$3,898
Management and franchise fees and other	1,601	1,401	1,175	1,088	1,014
Timeshare	1,308	1,171	1,109	1,085	944
	7,142	6,811	6,330	6,152	5,856
Other revenues from managed and franchised properties	4,130	3,691	3,405	3,124	2,927
Total revenues	11,272	10,502	9,735	9,276	8,783

Expenses
Owned and leased hotels	3,168	3,252	3,147	3,230	3,213
Timeshare	897	767	730	758	668
Depreciation and amortization	692	628	603	550	564
Impairment losses	9	—	—	54	20
General, administrative and other	611	491	748	460	416
	5,377	5,138	5,228	5,052	4,881
Other expenses from managed and franchised properties	4,130	3,691	3,405	3,124	2,927
Total expenses	9,507	8,829	8,633	8,176	7,808

Gain on sales of assets, net	306	—	—	—	—

Operating income	2,071	1,673	1,102	1,100	975
Net income attributable to Hilton stockholders	1,404	673	415	352	253

Earnings per share:
Basic	$1.42	$0.68	$0.45	$0.38	$0.27
Diluted	$1.42	$0.68	$0.45	$0.38	$0.27

Cash dividends declared per share	$0.14	$—	$—	$—	$—

Weighted average shares outstanding:
Basic	986	985	923	921	921
Diluted	989	986	923	921	921

	December 31,
	2015	2014	2013	2012	2011
	(in millions)
Selected Balance Sheet Data:
Cash and cash equivalents	$609	$566	$594	$755	$781
Restricted cash and cash equivalents	247	202	266	550	658
Total assets	25,716	26,125	26,562	27,066	27,312
Long-term debt(1)	9,821	10,813	11,755	15,575	16,311
Non-recourse timeshare debt(1)(2)	506	631	672	—	—
Non-recourse debt and capital lease obligations of consolidated variable interest entities(1)	220	248	296	420	481
Total equity	5,951	4,714	4,276	2,155	1,702
____________

(1)	Includes current maturities.

(2)
Includes our current and long-term maturities of our non-recourse timeshare financing receivables credit facility (the "Timeshare Facility") and our notes backed by timeshare financing receivables (the "Securitized Timeshare Debt").

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

Our Business

Hilton is one of the largest and fastest growing hospitality companies in the world, with 4,610 hotels, resorts and timeshare properties comprising 758,502 rooms in 100 countries and territories as of December 31, 2015. Our flagship full service Hilton Hotels & Resorts brand is the most recognized hotel brand in the world. Our premier brand portfolio includes our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton, our full service hotel brands, Hilton Hotels & Resorts, Curio - A Collection by Hilton, DoubleTree by Hilton and Embassy Suites by Hilton, our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton, and our timeshare brand, Hilton Grand Vacations. As of December 31, 2015, we owned or leased interests in 146 hotels, many of which are located in global gateway cities, including iconic properties such as the Hilton New York, Hilton Hawaiian Village and the London Hilton on Park Lane. We had approximately 51 million members in our award-winning customer loyalty program, Hilton HHonors, as of December 31, 2015.

Segments and Regions

Management analyzes our operations and business by both operating segments and geographic regions. Our operations consist of three reportable segments that are based on similar products or services: ownership; management and franchise; and timeshare. The ownership segment primarily derives earnings from providing hotel room rentals, food and beverage sales and other services at our owned and leased hotels. The management and franchise segment provides services, which include hotel management and licensing of our brands to franchisees, as well as property management at timeshare properties. This segment generates its revenue from management and franchise fees charged to hotel owners, including our owned and leased hotels, and to homeowners' associations at timeshare properties. As a manager of hotels and timeshare resorts, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services. The timeshare segment consists of multi-unit vacation ownership properties and generates revenue by marketing and selling timeshare intervals owned by us and third parties, resort operations and providing consumer financing for the timeshare interests.

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

As of December 31, 2015, approximately 75 percent of our system-wide hotel rooms were located in the U.S. We expect that the percentage of our hotel rooms outside the U.S. will continue to increase in future years as hotels in our pipeline open.

System Growth and Pipeline

We continue to expand our global footprint, fee-based business and the capital efficiency of our timeshare business. As we enter into new management and franchise contracts, we expand our business with minimal or no capital investment by us as the manager or franchisor, as the capital required to build and maintain hotels is typically provided by the third-party owner of the respective hotel. Additionally, prior to approving the addition of new hotels to our management and franchise development pipeline, we evaluate the economic viability of the hotel based on the geographic location, the credit quality of the third-party owner and other factors. As a result, by increasing the number of management and franchise agreements with third-party owners, we expect to achieve a higher overall return on invested capital.

As of December 31, 2015, we had a total of 1,616 hotels in our development pipeline, representing over 266,000 rooms under construction or approved for development throughout 85 countries and territories, including 31 countries and territories where we do not currently have any open hotels. All of the rooms in the pipeline are within our management and franchise segment. Of the rooms in the pipeline, approximately 142,000 rooms, or more than half of the pipeline, were located outside the U.S. As of December 31, 2015, approximately 134,000 rooms, representing over half of our development pipeline, were under construction. We do not consider any individual development project to be material to us.

Our overall supply of timeshare intervals as of December 31, 2015 was approximately 134,000 intervals, or over six years at current sales pace. Additionally, we enter into agreements to sell timeshare units developed by third parties. Our supply of third-party developed timeshare intervals was approximately 114,000, or 85 percent of our total supply, as of December 31, 2015.

Recent Events

In January 2016, we launched our newest brand, Tru by Hilton, which is a midscale brand. Tru by Hilton embraces the value-conscious traveler, offering a back-to-basics experience. Each property will include lively social spaces in a large, first floor lobby with a work, play and eat zone, all with a unique personality. As of February 16, 2016, Tru by Hilton had commitments for 163 properties. The first property is expected to open in the fourth quarter of 2016.

In February 2016, we announced a plan to separate a substantial portion of our ownership business, consisting primarily of our owned hotels located in the U.S., as well as our timeshare business from Hilton Worldwide to form two additional new publicly traded companies. See Item 1A. Risk Factors and Note 29: "Subsequent Events" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional discussion.

Principal Components and Factors Affecting our Results of Operations

Revenues

Principal Components

We primarily derive our revenues from the following sources:

•
Owned and leased hotels. Represents revenues derived from hotel operations, including room rentals, food and beverage sales and other ancillary goods and services. These revenues are primarily derived from two categories of customers: transient and group. Transient guests are individual travelers who are traveling for business or leisure. Our group guests are traveling for group events that reserve rooms for meetings, conferences or social functions sponsored by associations, corporate, social, military, educational, religious or other organizations. Group business usually includes a block of room accommodations, as well as other ancillary services, such as meeting facilities and catering and banquet services. A majority of our food and beverage sales and other ancillary services are provided to customers who are also occupying rooms at our hotel properties. As a result, occupancy affects all components of our owned and leased hotel revenues.

•
Management and franchise fees and other. Represents revenues derived from management fees earned from hotels and timeshare properties managed by us, franchise fees received in connection with the franchising of our brands and other revenue generated by the incidental support of hotel operations for owned, leased, managed and franchised properties and other rental income.

•
Terms of our management agreements vary, but our fees generally consist of a base fee, which is typically a percentage of each hotel's gross revenue, and in some cases an incentive fee, which is based on gross operating profits, cash flow or a combination thereof. Management fees from timeshare properties are generally a fixed amount as stated in the management agreement. Outside of the U.S., our fees are often more dependent on hotel profitability measures, either through a single management fee structure where the entire fee is based on a profitability measure, or because our two-tier fee structure is more heavily weighted toward the incentive fee than the base fee. Additionally, we receive one-time upfront fees upon execution of certain management contracts, as well as a monthly fee based on a percentage of the total gross room revenue that covers the costs of advertising and marketing programs; internet, technology and reservation systems expenses; and quality assurance program costs. In general, the hotel owner pays all operating and other expenses and reimburses costs we incur in operating the hotel.

•
Under our franchise agreements, franchisees pay us franchise fees which consist of initial application and initiation fees for new hotels entering the system and monthly royalty fees, generally calculated as a percentage of room revenues. Royalty fees for our full service brands may also include a percentage of gross food and beverage revenues and other revenues, where applicable. In addition to the franchise application and royalty fees, franchisees also generally pay a monthly program fee based on a percentage of the total gross room revenue that covers the cost of advertising and marketing programs; internet, technology and reservation system expenses; and quality assurance program costs. We also earn fees when certain franchise agreements are terminated early or there is a change in ownership.

•
Timeshare. Represents revenues derived from the sale and financing of timeshare intervals and revenues from enrollments and other fees, rentals of timeshare units, food and beverage sales and other ancillary services at our timeshare properties, which we refer to as resort operations. Additionally, in recent years, we began a transformation of our timeshare business to a capital light model in which third-party timeshare owners and developers provide capital for development while we act as the sales and marketing agent and property manager. Through these transactions, we receive a sales and marketing commission and branding fees based on the total sales price of the timeshare interval, recurring fees to operate the homeowners' associations and revenues from resort operations.

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

Additionally, in recent years we have entered into sales and marketing agreements to sell timeshare intervals on behalf of third-party developers. We expect the sales of timeshare intervals developed by third parties and resort operations to comprise a growing percentage of our timeshare revenue, and revenues derived from the sale of timeshare intervals developed by us to comprise a smaller percentage of our timeshare revenue in future periods, consistent with our strategy to focus our business on the management aspects and deploy less of our capital to asset construction.

Expenses

Principal Components

We primarily incur the following expenses:

•
Owned and leased hotels. Reflects the operating expenses of our consolidated owned and leased hotels, including room expense, food and beverage costs, other support costs and property expenses. Room expense includes compensation costs for housekeeping, laundry and front desk staff and supply costs for guest room amenities and laundry. Food and beverage costs include costs for wait and kitchen staff and food and beverage products. Other support expenses consist of costs associated with property-level management, utilities, sales and marketing, operating hotel spas, telephones, parking and other guest recreation, entertainment and services. Property expenses include property taxes, repairs and maintenance, rent and insurance.

•	Timeshare. Includes the cost of inventory sold during the period, sales and marketing expenses, resort operations expenses and other overhead expenses associated with our timeshare business.

•
Depreciation and amortization. These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture and equipment at our consolidated owned and leased hotels and certain corporate assets, as well as amortization of our management and franchise intangibles and capitalized software.

•
General, administrative and other expenses. Consists primarily of compensation expense for our corporate staff and personnel supporting our business segments (including divisional offices that support our management and franchise segment), professional fees (including consulting, audit and legal fees), travel and entertainment expenses, bad debt expenses for uncollected management, franchise and other fees, contractual performance obligations and office administrative and related expenses. Expenses incurred by our supply management business, laundry facilities and other ancillary businesses are also included in general, administrative and other expenses.

•
Impairment losses. We hold significant amounts of goodwill, amortizing and non-amortizing intangible assets and long-lived assets. We evaluate these assets for impairment as further discussed in "—Critical Accounting Policies and Estimates." These evaluations have resulted in impairment losses for certain of these assets based on the specific facts and circumstances surrounding the assets and our estimates of fair value. Based on economic conditions or other factors at a property-specific or company-wide level, we may be required to take additional impairment losses to reflect further declines in our asset values.

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

Factors Affecting our Costs and Expenses

The following are principal factors that affect the costs and expenses we incur in the course of our operations:

•
Fixed expenses. Many of the expenses associated with managing, franchising and owning hotels and timeshare resorts are relatively fixed. These expenses include personnel costs, rent, property taxes, insurance and utilities. If we are unable to decrease these costs significantly or rapidly when demand for our hotels and other properties decreases, the resulting decline in our revenues can have an adverse effect on our net cash flow, margins and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results of our owned and leased hotel segment more significantly than the results of our management and franchising segments due to the high fixed costs associated with operating an owned or leased hotel. The effectiveness of any cost-cutting efforts is limited by the fixed costs inherent in our business. As a result, we may not be able to offset revenue reductions through cost cutting. Employees at some of our owned and leased hotels are parties to collective bargaining agreements that may also limit our ability to make timely staffing or labor changes in response to declining revenues. In addition, any efforts to reduce costs, or to defer or cancel capital improvements, could adversely affect the economic value of our hotels and brands. We have taken steps to reduce our fixed costs to levels we feel are appropriate to maximize profitability and respond to market conditions without jeopardizing the overall customer experience or the value of our hotels or brands. Also, a significant portion of our costs to support our timeshare business relates to direct sales and marketing of these units. In periods of decreased demand for timeshare intervals, we may be unable to reduce our sales and marketing expenses quickly enough to prevent a deterioration of our profit margins on our timeshare business.

•
Changes in depreciation and amortization expense. Changes in depreciation expense may be driven by renovations of existing hotels, acquisition or development of new hotels, the disposition of existing hotels through sale or closure or changes in estimates of the useful lives of our assets. As we place new assets into service, we will be required to record additional depreciation expense on those assets. Additionally, we capitalize costs associated with certain software development projects, and as those projects are completed and placed into service, amortization expense will increase.

Other Items

Effect of foreign currency exchange rate fluctuations

Significant portions of our operations are conducted in functional currencies other than our reporting currency, which is the United States ("U.S.") dollar ("USD"), and we have assets and liabilities denominated in a variety of foreign currencies. As a result, we are required to translate those results, assets and liabilities from the functional currency into USD at market based exchange rates for each reporting period. When comparing our results of operations between periods, there may be material portions of the changes in our revenues or expenses that are derived from fluctuations in exchange rates experienced between those periods.

Seasonality

The lodging industry is seasonal in nature. However, the periods during which our hotels experience higher or lower levels of demand vary from property to property and depend upon location, type of property and competitive mix within the specific location. Based on historical results, we generally expect our revenue to be lower during the first calendar quarter of each year than during each of the three subsequent quarters.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. Of the 4,565 hotels in our system as of December 31, 2015, 3,624 have been classified as comparable hotels. Our 941 non-comparable hotels included 137 properties, or approximately three percent of the total hotels in our system, that were removed from the comparable group during the last year because they sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were not available. Of the 4,278 hotels in our system as of December 31, 2014, 3,514 were classified as comparable hotels for the year ended December 31, 2014.

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

Revenue per Available Room

We calculate RevPAR by dividing hotel room revenue by total number of room nights available to guests for a given period. We consider RevPAR to be a meaningful indicator of our performance as it provides a metric correlated to two primary and key drivers of operations at a hotel or group of hotels: occupancy and ADR. RevPAR is also a useful indicator in measuring performance over comparable periods for comparable hotels.

References to RevPAR, ADR and occupancy are presented on a comparable basis and references to RevPAR and ADR are presented on a currency neutral basis (all periods use the same exchange rates), unless otherwise noted.

EBITDA and Adjusted EBITDA

EBITDA, presented herein, is a financial measure that is not recognized under U.S. generally accepted accounting principles ("GAAP") that reflects net income attributable to Hilton stockholders, excluding interest expense, a provision for income taxes and depreciation and amortization. We consider EBITDA to be a useful measure of operating performance, due to the significance of our long-lived assets and level of indebtedness.

Adjusted EBITDA, presented herein, is calculated as EBITDA, as previously defined, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses; (v) furniture, fixtures and equipment ("FF&E") replacement reserves required under certain lease agreements; (vi) reorganization costs; (vii) share-based and certain other compensation expenses; (viii) severance, relocation and other expenses; and (ix) other items. To align with management's view of allocating resources and assessing the performance of our segments and to facilitate comparisons with our competitors, beginning in the first quarter of 2015, Adjusted EBITDA excluded all share-based compensation expense, not just share-based compensation expense recognized in connection with equity issued prior to and in connection with our initial public offering. We have applied this change in the definition to historical results presented to allow for comparability.

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

Results of Operations
Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
The hotel operating statistics for our system-wide comparable hotels were as follows:

	Year Ended	Variance
	December 31, 2015	2015 vs. 2014
Owned and leased hotels
Occupancy	79.1%	1.3%	pts.
ADR	$184.78	2.5%
RevPAR	$146.19	4.2%

Managed and franchised hotels
Occupancy	75.1%	1.3%	pts.
ADR	$136.60	3.6%
RevPAR	$102.61	5.5%

System-wide
Occupancy	75.4%	1.3%	pts.
ADR	$141.19	3.6%
RevPAR	$106.51	5.4%

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Year Ended	Variance
	December 31, 2015	2015 vs. 2014
U.S.
Occupancy	76.2%	1.0%	pts.
ADR	$140.31	3.8%
RevPAR	$106.89	5.2%

Americas (excluding U.S.)
Occupancy	73.1%	1.2%	pts.
ADR	$126.14	4.8%
RevPAR	$92.18	6.7%

Europe
Occupancy	77.0%	1.7%	pts.
ADR	$154.81	3.7%
RevPAR	$119.24	6.1%

Middle East and Africa
Occupancy	66.0%	2.3%	pts.
ADR	$153.91	(1.9)%
RevPAR	$101.53	1.7%

Asia Pacific
Occupancy	68.8%	5.0%	pts.
ADR	$140.82	1.3%
RevPAR	$96.85	9.3%

All world regions experienced RevPAR growth in 2015 with nearly all growing in occupancy and ADR. Asia Pacific RevPAR growth led all regions at 9.3 percent, primarily through occupancy, which is a result of our portfolio ramping up in China.  The Middle East and Africa region continues to face geopolitical unrest and low oil prices, nonetheless RevPAR still increased as a result of improved year over year demand. U.S. RevPAR growth of 5.2 percent was primarily driven by ADR with demand outpacing supply growth, which is still below the long-term industry average.

Revenues

Owned and leased hotels

	Year Ended December 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
U.S. owned and leased hotels	$2,414	$2,227	8.4
International owned and leased hotels	1,819	2,012	(9.6)
	$4,233	$4,239	(0.1)

The following details the changes in revenues at our owned and leased hotels:

	U.S.	International
	(in millions)
Increase (decrease) year over year	$187	$(193)
Foreign currency effect(1)	—	214
Net decrease (increase) of acquired and disposed hotels(2)	(81)	80
Increase excluding the effect of foreign currency, acquisitions and disposals	$106	$101
____________

(1)
Unfavorable movements were a result of the strengthening of the USD compared to that of currencies primarily in the Europe and Asia Pacific regions, where the majority of our owned and leased hotels outside of the U.S. are located.

(2)
From January 1, 2014 to December 31, 2015, 10 hotels were added to our U.S. owned and leased portfolio on a net basis, and five hotels were removed from our international owned and leased portfolio on a net basis.

As of December 31, 2015, we had 45 consolidated owned and leased hotels located in the U.S., comprising 27,072 rooms. The increase in revenues at our U.S. owned and leased hotels was primarily due to an increase in revenues at our comparable hotels of $107 million as a result of an increase in RevPAR of 4.2 percent during the year ended December 31, 2015, which was primarily attributable to increases in both transient and group business.

As of December 31, 2015, we had 84 consolidated owned and leased hotels located outside of the U.S., comprising 24,205 rooms. Revenues increased $52 million, on a currency neutral basis, at our comparable international owned and leased hotels as a result of an increase in RevPAR of 4.2 percent during the year ended December 31, 2015, which was primarily a result of an increase in transient guest business. Additionally, there was an increase in revenues at our non-comparable international owned and leased hotels of $49 million during the year ended December 31, 2015, primarily as a result of the completion of large renovation projects at certain hotels, which had previously limited the availability of those properties to guests.

Management and franchise fees and other

	Year Ended December 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Management fees	$395	$384	2.9
Franchise fees	1,122	927	21.0
Other	84	90	(6.7)
	$1,601	$1,401	14.3

On a currency neutral basis, our management fees and franchise fees increased $27 million (7.4 percent) and $207 million (22.6 percent), respectively. These increases were a result of increased RevPAR of 6.3 percent and 5.2 percent at our comparable hotels, respectively, which resulted from increases in both occupancy and ADR. The increase in management fees and franchise fees was also a result of the addition of new managed and franchised properties to our portfolio, which are not included in our comparable hotels and contributed $11 million and $50 million, respectively, of increased fees on a currency neutral basis. Franchise fees also increased as a result of increased currency neutral licensing and other fees of $104 million.

From December 31, 2014 to December 31, 2015, we added 285 managed and franchised properties on a net basis, including new development and ownership type transfers, providing an additional 42,573 rooms to our system. As new hotels are established in our system, we expect the fees received from such hotels to increase as they are part of our system for full reporting periods.

Other revenues decreased primarily as a result of the decrease in revenues earned by our purchasing operations.

Timeshare

	Year Ended December 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Timeshare sales	$959	$844	13.6
Resort operations	207	195	6.2
Financing and other	142	132	7.6
	$1,308	$1,171	11.7

Timeshare sales revenue increased $115 million during the year ended December 31, 2015 as a result of an increase in commissions recognized from the sale of third-party developed intervals of $136 million, offset by a decrease of $21 million in revenues related to the sale of timeshare intervals owned by us. During the year ended December 31, 2015, we had higher sales volume on third-party developed timeshare intervals.

Operating Expenses
Owned and leased hotels

	Year Ended December 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
U.S. owned and leased hotels	$1,589	$1,497	6.1
International owned and leased hotels	1,579	1,755	(10.0)
	$3,168	$3,252	(2.6)

The following details the changes in operating expenses at our owned and leased hotels:

	U.S.	International
	(in millions)
Increase (decrease) year over year	$92	$(176)
Foreign currency effect(1)	—	186
Net decrease (increase) of acquired and disposed hotels(2)	(17)	60
Increase excluding the effect of foreign currency, acquisitions and disposals	$75	$70
____________

(1)
Favorable movements were a result of the strengthening of the USD compared to that of currencies primarily in the Europe and Asia Pacific regions, where the majority of our owned and leased hotels outside of the U.S. are located.

(2)
From January 1, 2014 to December 31, 2015, 10 hotels were added to our U.S. owned and leased portfolio on a net basis and five hotels were removed from our international owned and leased portfolio on a net basis.

Fluctuations in operating expenses at our owned and leased hotels can relate to various factors, including changes in occupancy levels, labor costs, utilities, taxes and insurance costs. The change in the number of occupied room nights directly affects certain variable expenses, which include payroll, supplies and other operating expenses.

The increase in operating expenses at our U.S. owned and leased hotels was primarily due to an increase at our comparable hotels of $74 million, primarily resulting from higher variable operating costs due to increased occupancy.

Operating expenses increased $45 million, on a currency neutral basis, at our international comparable owned and leased hotels during the year ended December 31, 2015, primarily as a result of increases in variable operating costs resulting from increased occupancy consistent with improved operations at certain leased hotels. Additionally, there were increases in operating expenses at our non-comparable international owned and leased hotels of $25 million during the year ended December 31, 2015, primarily as a result of higher operating expenses at certain hotels where large renovation projects were completed during 2014 and 2015, which is consistent with the $49 million increase in revenues for these hotels.

Timeshare

	Year Ended December 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Timeshare sales	$701	$586	19.6
Resort operations	130	123	5.7
Financing and other	66	58	13.8
	$897	$767	16.9

Timeshare sales expense increased during the year ended December 31, 2015 primarily as a result of an increase of $57 million in the cost of sales of our inventory mainly related to the increase in costs to reacquire inventory developed by us resulting from upgrades into third-party developed properties for which we earn commissions. Additionally, there were higher sales and marketing expenses as a result of the increase in sales volume, which was primarily attributable to the sale of third-party developed timeshare intervals.

Depreciation and amortization

	Year Ended December 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Depreciation	$351	$313	12.1
Amortization	341	315	8.3
	$692	$628	10.2

The increase in depreciation expense resulted from assets acquired or placed into service from our owned and leased hotels, net of the effect of asset disposals. The increase in amortization expense was primarily as a result of $13 million in accelerated amortization of a management contract intangible asset related to properties that were managed by us prior to our acquisition of those hotels. The remaining increase was primarily a result of capitalized software costs placed into service during and after 2014.

General, administrative and other

	Year Ended December 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
General and administrative	$547	$416	31.5
Other	64	75	(14.7)
	$611	$491	24.4

The increase in general and administrative expenses for the year ended December 31, 2015 was primarily a result of severance costs related to the sale of the Waldorf Astoria New York of approximately $95 million. The increase in general and administrative expenses was also a result of the increase in share-based compensation expense under our pre-IPO executive compensation plan (the "Promote Plan") of $34 million, primarily due to the recognition of $64 million of expense when all remaining awards vested in May 2015. Additionally, the increase was a result of the reversal of accruals in 2014 related to the termination of a cash-based, long-term incentive plan that was replaced with our 2013 Omnibus Incentive Plan, resulting in an $18 million reduction in general and administrative expense during the year ended December 31, 2014.

The decrease in other expenses primarily represented decreased expenses incurred by our purchasing operations, which were in line with the decrease in revenues from these purchasing operations.

Gain on sales of assets, net

	Year Ended December 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Gain on sales of assets, net	$306	$—	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

During the year ended December 31, 2015, we completed the sales of the Hilton Sydney and the Waldorf Astoria New York. See Note 4: "Disposals" in our consolidated financial statements for additional discussion.

Non-operating Income and Expenses

	Year Ended December 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Interest expense	$575	$618	(7.0)

The decrease in interest expense was primarily as a result of a decrease in our indebtedness due to the debt prepayments of $775 million on our term loan facility (the "Term Loans") during the year, which resulted in lower 2015 debt principal balances on which interest expense was calculated.

	Year Ended December 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Equity in earnings from unconsolidated affiliates	$23	$19	21.1

The increase in equity in earnings from unconsolidated affiliates was primarily due to improved performance at our unconsolidated hotels, partially offset by $3 million in equity in earnings included in the year ended December 31, 2014 from unconsolidated affiliates that were involved in an equity investments exchange or sold during that year; see Note 3: "Acquisitions" in our consolidated financial statements for additional discussion.

	Year Ended December 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Gain (loss) on foreign currency transactions	$(41)	$26	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.
The net loss on foreign currency transactions for the year ended December 31, 2015 primarily related to changes in foreign currency rates on our short-term cross-currency intercompany loans, predominantly those denominated in Australian dollar ("AUD"), Brazilian real and British pound ("GBP").

The net gain on foreign currency transactions for the year ended December 31, 2014 was primarily a result of changes in foreign currency rates on our short-term cross-currency intercompany loans, predominantly those denominated in GBP and AUD.

	Year Ended December 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Other gain (loss), net	$(1)	$37	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.
The other loss, net for the year ended December 31, 2015 was primarily related to $26 million of transaction costs from the acquisition of properties in connection with the tax deferred exchange, partially offset by a $24 million gain from the capital lease liability reduction from one of our consolidated variable interest entities ("VIEs").

The other gain, net for the year ended December 31, 2014 was primarily related to a pre-tax gain of $23 million resulting from an equity investments exchange; see Note 3: "Acquisitions" in our consolidated financial statements, as well as pre-tax gains of $13 million resulting from the sale of two hotels and a vacant parcel of land.

	Year Ended December 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Income tax expense	$80	$465	(82.8)

The decrease in income tax expense was primarily the result of a $640 million deferred tax benefit resulting from transactions involving the conversion of certain U.S. subsidiaries from corporations to limited liability companies and the election to disregard certain foreign subsidiaries for U.S. Federal income tax purposes. This benefit was offset by an increase in tax expense resulting from a $349 million increase in our income before income taxes. Further, income tax expense was affected by the reduction in goodwill in connection with the sales of the Waldorf Astoria New York and the Hilton Sydney, as well as the compensation costs incurred under the Promote Plan for which no tax benefits were recognized. Refer to Note 18: "Income Taxes" in our consolidated financial statements for additional information.

Segment Results

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 23: "Business Segments" in our consolidated financial statements. Refer to those financial statements for a reconciliation of net income attributable to Hilton stockholders to Adjusted EBITDA. For a discussion of our definition of EBITDA and Adjusted EBITDA, how management uses it to manage our business and material limitations on its usefulness, refer to "—Key Business and Financial Metrics Used by Management." The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts:

	Year Ended December 31,		Percent Change
	2015	2014	2015 vs. 2014
	(in millions)
Revenues:
Ownership	$4,262	$4,271	(0.2)
Management and franchise	1,691	1,468	15.2
Timeshare	1,308	1,171	11.7
Segment revenues	7,261	6,910	5.1
Other revenues from managed and franchised properties	4,130	3,691	11.9
Other revenues	91	99	(8.1)
Intersegment fees elimination	(210)	(198)	6.1
Total revenues	$11,272	$10,502	7.3

Adjusted EBITDA:
Ownership	$1,064	$1,000	6.4
Management and franchise	1,691	1,468	15.2
Timeshare	352	337	4.5
Corporate and other	(228)	(255)	(10.6)
Adjusted EBITDA	$2,879	$2,550	12.9
____________

(1)	Refer to Note 23: "Business Segments" in our consolidated financial statements for details on the intersegment fees elimination.

Ownership

Ownership segment revenues decreased $9 million primarily as a result of the decrease in owned and leased hotel revenues. Refer to "—Results of Operations—Year Ended December 31, 2015 Compared with Year Ended December 31, 2014—Revenues—Owned and leased hotels" for further discussion on the decrease in revenues from our owned and leased hotels. Our ownership segment's Adjusted EBITDA increased $64 million primarily as a result of the decrease in owned and leased operating expenses of $84 million offset by the decrease in ownership segment revenues. Refer to "—Results of Operations—Year Ended December 31, 2015 Compared with Year Ended December 31, 2014—Operating Expenses—Owned and leased hotels" for further discussion on the decrease in operating expenses.

Management and franchise

Management and franchise segment revenues increased $223 million as a result of the increase in RevPAR at our comparable managed and franchised properties of 5.5 percent, an increase in licensing and other fees, as well as the net addition of hotels to our managed and franchised system. Refer to "—Results of Operations—Year Ended December 31, 2015 Compared with Year Ended December 31, 2014—Revenues—Management and franchise fees and other" for further discussion on the increase in revenues from our managed and franchised properties. Our management and franchise segment's Adjusted EBITDA increased as a result of the increase in management and franchise segment revenues.

Timeshare

Timeshare Adjusted EBITDA increased $15 million primarily as a result of the $137 million increase in timeshare revenue, offset by a $130 million increase in timeshare operating expense. Refer to "—Results of Operations—Year Ended December 31, 2015 Compared with Year Ended December 31, 2014—Revenues—Timeshare" and "—Results of Operations—Year Ended December 31, 2015 Compared with Year Ended December 31, 2014—Operating Expenses—Timeshare" for a discussion of the changes in revenues and operating expenses from our timeshare segment.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
The hotel operating statistics for our system-wide comparable hotels were as follows:

	Year Ended	Variance
	December 31, 2014	2014 vs. 2013
Owned and leased hotels
Occupancy	78.4%	2.0%	pts.
ADR	$199.24	2.9%
RevPAR	$156.18	5.6%

Managed and franchised hotels
Occupancy	74.3%	2.4%	pts.
ADR	$135.20	3.9%
RevPAR	$100.45	7.3%

System-wide
Occupancy	74.6%	2.4%	pts.
ADR	$141.52	3.7%
RevPAR	$105.63	7.1%

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Year Ended	Variance
	December 31, 2014	2014 vs. 2013
United States
Occupancy	75.4%	2.3%	pts.
ADR	$137.18	4.1%
RevPAR	$103.44	7.4%

Americas (excluding U.S.)
Occupancy	72.2%	2.1%	pts.
ADR	$136.24	4.7%
RevPAR	$98.30	7.9%

Europe
Occupancy	75.4%	2.6%	pts.
ADR	$170.68	2.4%
RevPAR	$128.65	6.1%

Middle East and Africa
Occupancy	63.5%	3.5%	pts.
ADR	$165.15	(1.3)%
RevPAR	$104.93	4.4%

Asia Pacific
Occupancy	69.2%	2.3%	pts.
ADR	$160.59	1.4%
RevPAR	$111.15	4.9%

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

Management and franchise fees and other

	Year Ended December 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Management fees	$384	$343	12.0
Franchise fees	927	772	20.1
Other	90	60	50.0
	$1,401	$1,175	19.2

The increases in our management fees and franchise fees were a result of increased RevPAR of 7.0 percent and 7.5 percent, respectively, during the year ended December 31, 2014. The increases in RevPAR for managed and franchised hotels were a result of increases in both occupancy and ADR.

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

Timeshare sales expense increased $32 million primarily as a result of increased sales and marketing expenses, most significantly related to our increased sales volume.

Depreciation and amortization

	Year Ended December 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Depreciation	$313	$318	(1.6)
Amortization	315	285	10.5
	$628	$603	4.1

The $30 million increase in amortization expense was primarily a result of capitalized software costs placed into service during and after 2013. Depreciation expense decreased $5 million in 2014, primarily as a result of $10 million in accelerated depreciation recognized in 2013 resulting from a lease termination at one of our properties, offset by additional depreciation expense from our owned and leased hotels resulting from assets placed in service during and after 2013.

General, administrative and other

	Year Ended December 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
General and administrative	$416	$697	(40.3)
Other	75	51	47.1
	$491	$748	(34.4)
General and administrative expenses for the year ended December 31, 2014 decreased as a result of a $281 million decrease in share-based compensation expense issued prior to and in connection with our initial public offering ("IPO"). We incurred $306 million of share-based compensation expense related to the Promote Plan concurrent with our IPO during the fourth quarter of 2013.

The increase of $24 million in other expenses was primarily from our purchasing operations, which is consistent with the increase in revenues from our purchasing operations.

Non-operating Income and Expenses

	Year Ended December 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Interest expense	$618	$620	(0.3)

Interest expense remained relatively unchanged from 2013. Our overall borrowing rate increased based on a series of transactions related to a debt refinancing occurring in October 2013; however, we reduced our outstanding borrowings during 2014. Additionally, interest expense included the accelerated amortization of $13 million and $23 million of debt issuance costs and original issue discount related to voluntary prepayments on the Term Loans during the years ended December 31, 2014 and 2013, respectively.

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

The net gain (loss) on foreign currency transactions was primarily a result of changes in foreign currency rates on our short-term cross-currency intercompany loans, which are primarily denominated in GBP and AUD. Both GBP and AUD weakened against the USD during the year ended December 31, 2014, resulting in a gain on foreign currency transactions. Further, in 2014 we designated certain GBP denominated intercompany loan receivables as long-term, limiting our exposure to changes in the GBP currency rate. This resulted in $81 million in losses included in other comprehensive income (loss) for the year ended December 31, 2014 that would have otherwise been included in gain (loss) on foreign currency transactions.

	Year Ended December 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Gain on debt extinguishment	$—	$229	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.
The gain on debt extinguishment was the result of a debt refinancing that occurred in 2013.

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

The increase in income tax expense was primarily the result of an increase in U.S. federal and state taxes as a result of higher taxable income. Additionally, during the year ended December 31, 2013, we released valuation allowances against certain foreign and state deferred tax assets, which provided a tax benefit of $121 million. Refer to Note 18: "Income Taxes" in our consolidated financial statements for a reconciliation of our tax provision at the U.S. statutory rate to our provision for income taxes.

Segment Results

The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts:

	Year Ended December 31,		Percent Change
	2014	2013	2014 vs. 2013
	(in millions)
Revenues:
Ownership	$4,271	$4,075	4.8
Management and franchise	1,468	1,271	15.5
Timeshare	1,171	1,109	5.6
Segment revenues	6,910	6,455	7.0
Other revenues from managed and franchised properties	3,691	3,405	8.4
Other revenues	99	69	43.5
Intersegment fees elimination	(198)	(194)	2.1
Total revenues	$10,502	$9,735	7.9

Adjusted EBITDA:
Ownership	$1,000	$926	8.0
Management and franchise	1,468	1,271	15.5
Timeshare	337	297	13.5
Corporate and other	(255)	(284)	(10.2)
Adjusted EBITDA	$2,550	$2,210	15.4

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

Management and franchise

Refer to "—Results of Operations—Year Ended December 31, 2014 Compared with Year Ended December 31, 2013—Revenues—Management and franchise fees and other" for further discussion on the increase in revenues from our managed and franchised properties. Our management and franchise segment's Adjusted EBITDA increased as a result of the increase in management and franchise segment revenues.

Timeshare

Refer to "—Results of Operations—Year Ended December 31, 2014 Compared with Year Ended December 31, 2013—Revenues—Timeshare" for a discussion of the increase in revenues from our timeshare segment. Our timeshare segment's Adjusted EBITDA increased $37 million primarily as a result of the $62 million increase in timeshare revenue, offset by a $37 million increase in timeshare operating expense. Refer to "—Results of Operations—Year Ended December 31, 2014 Compared with Year Ended December 31, 2013—Operating Expenses—Timeshare" for a discussion of the decrease in operating expenses from our timeshare segment.

Supplemental Financial Data for Unrestricted U.S. Real Estate Subsidiaries

As of December 31, 2015, we owned majority or controlling financial interests in 56 hotels, representing 29,269 rooms. See "Part I—Item 2. Properties" for more information on each of our owned hotels. Of these owned hotels, 36 hotels representing an aggregate of 23,913 rooms as of December 31, 2015, were owned by subsidiaries that we collectively refer to as our "Unrestricted U.S. Real Estate Subsidiaries." The properties held by our Unrestricted U.S. Real Estate Subsidiaries secure either a $3,418 million commercial mortgage-backed securities loan secured by 22 U.S. owned real estate assets (the "CMBS Loan") or one of our mortgage loans secured by four other properties that total in aggregate $492 million and are not included in the collateral securing our borrowings under our senior secured credit facility (the "Senior Secured Credit Facility") and the Unrestricted U.S. Real Estate Subsidiaries do not guarantee obligations under our Senior Secured Credit Facility or our $1.5 billion of 5.625% senior notes due 2021 (the "Senior Notes"). In addition, the Unrestricted U.S. Real Estate Subsidiaries are not subject to any of the restrictive covenants in the indenture that governs our Senior Notes. For further discussion, see "—Liquidity and Capital Resources" and Note 12: "Debt" in our consolidated financial statements.

We have included this supplemental financial data to comply with certain financial information requirements regarding our Unrestricted U.S. Real Estate Subsidiaries set forth in the indenture that governs our Senior Notes. For the year ended December 31, 2015, the Unrestricted U.S. Real Estate Subsidiaries represented 19.9 percent of our total revenues, 15.8 percent of net income attributable to Hilton stockholders and 24.4 percent of our Adjusted EBITDA, and as of December 31, 2015, represented 34.8 percent of our total assets and 33.8 percent of our total liabilities.

The following tables present supplemental unaudited financial data, as required by the indenture, for our Unrestricted U.S. Real Estate Subsidiaries:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Revenues	$2,239	$2,060	$1,915
Net income attributable to Hilton stockholders	222	157	185
Capital expenditures for property and equipment	203	152	136
Adjusted EBITDA(1)	702	621	567
Cash provided by (used in):
Operating activities	415	438	366
Investing activities	251	(149)	(164)
Financing activities	(644)	(307)	(185)
____________

(1)
The following table provides a reconciliation of our Unrestricted U.S. Real Estate Subsidiaries' net income attributable to Hilton stockholders, which we believe is the most closely comparable U.S. GAAP measure, to EBITDA and to Adjusted EBITDA.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net income attributable to Hilton stockholders	$222	$157	$185
Interest expense	174	173	35
Income tax expense	168	110	132
Depreciation and amortization	244	202	202
EBITDA	808	642	554
Net income (loss) attributable to noncontrolling interests	2	(1)	—
Gain on sales of assets, net	(143)	—	—
Share-based compensation expense	2	—	—
Other loss (gain), net	32	(23)	—
Other adjustment items	1	3	13
Adjusted EBITDA	$702	$621	$567

	December 31,
	2015	2014
	(in millions)
Assets	$8,943	$8,803
Liabilities	6,689	6,774

Liquidity and Capital Resources

Overview

As of December 31, 2015, we had total cash and cash equivalents of $856 million, including $247 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance relates to cash collateral on our self-insurance programs, escrowed cash from our timeshare operations and cash restricted under our debt agreements.

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

We and our affiliates, and/or our major stockholders and their respective affiliates, may from time to time purchase our outstanding debt through open market purchases, privately negotiated transactions, or otherwise.  Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors.  The amounts involved may be material.

Recent Events Affecting Our Liquidity and Capital Resources

During the year ended December 31, 2015, we made prepayments of $775 million on our Term Loans, including a contractually required prepayment using the net proceeds from the sale of the Hilton Sydney. In February 2015, we completed the sale of the Waldorf Astoria New York hotel and repaid in full the $525 million Waldorf Astoria Loan and upon acquisition of the Waldorf Astoria Orlando and the Hilton Orlando Bonnet Creek (the "Bonnet Creek Resort"), assumed a $450 million mortgage loan secured by the Bonnet Creek Resort (the "Bonnet Creek Loan"), resulting in a net reduction of $75 million in mortgage debt.

During the year ended December 31, 2015, we made a contractually required prepayment of $69 million on the variable rate component of the CMBS Loan in exchange for the release of certain collateral. In December 2015, we paid in full the $64 million mortgage loan assumed as part of an equity investments exchange that occurred in 2014.

In July 2015, we commenced paying quarterly dividends. During the year ended December 31, 2015, we paid $138 million in connection with two quarterly cash dividends of $0.07 per share. In February 2016, we declared a cash dividend of $0.07 per share on shares of our common stock to be paid on or before March 31, 2016 to stockholders of record of our common stock as of the close of business on March 18, 2016.

Sources and Uses Of Our Cash and Cash Equivalents

The following table summarizes our net cash flows and key metrics related to our liquidity:

	As of and for the year ended December 31,			Percent Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in millions)
Net cash provided by operating activities	$1,394	$1,366	$2,101	2.1	(35.0)
Net cash provided by (used in) investing activities	392	(310)	(382)	NM(1)	(18.9)
Net cash used in financing activities	(1,724)	(1,070)	(1,863)	61.1	(42.6)
Working capital surplus(2)	118	242	241	(51.2)	0.4
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

(2)	Total current assets less total current liabilities.

Our ratio of current assets to current liabilities was 1.05 as of December 31, 2015 and 1.11 as of December 31, 2014 and 2013.

Operating Activities

Cash flow from operating activities is primarily generated from management and franchise revenues, operating income from our owned and leased properties and sales of timeshare intervals. In a recessionary market, we may experience significant declines in travel and, thus, declines in demand for our hotel and resort rooms and timeshare intervals. A decline in demand could have a material effect on our cash flow from operating activities.

The $28 million increase in net cash provided by operating activities during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily as a result of improved operating results in each of our three business segments, as well as a decrease in cash paid for interest of $29 million, offset by an increase in net cash paid for income taxes of $46 million.

The $735 million decrease in net cash provided by operating activities during the year ended December 31, 2014, compared to the year ended December 31, 2013, was attributable to an increase in cash paid for taxes of $196 million during the year ended December 31, 2014, compared to the year ended December 31, 2013, due to higher taxable income in 2014, as well as a decrease in deferred revenues as of December 31, 2014. In 2013, we collected $650 million from the sales of Hilton HHonors points, most of which was deferred revenue as of December 31, 2013. These were offset by a decrease in cash paid for interest of $21 million in 2014 compared to 2013 and other favorable timing differences in cash generated from operating activities.

Investing Activities

The $702 million increase in net cash provided by investing activities during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributable to net proceeds from the sales of the Waldorf Astoria New York and Hilton Sydney of $1,866 million and $331 million, respectively, offset by $1,410 million in proceeds used in the acquisitions of the properties in the tax deferred exchange during the year ended December 31, 2015. Refer to Note 3: "Acquisitions" and Note 4: "Disposals" in our consolidated financial statements.

The $72 million decrease in net cash used in investing activities during the year ended December 31, 2014, compared to the year ended December 31, 2013, was primarily attributable to $44 million in proceeds from asset dispositions in the year ended December 31, 2014, related to the sale of two hotels, a land parcel and land and easement rights. Additionally, there were no acquisitions in 2014, while during the year ended December 31, 2013, there were acquisitions of $30 million for a parcel of land and a hotel.

Our capital expenditures for property and equipment primarily included expenditures related to the renovation of existing owned and leased properties and our corporate facilities. Our software capitalization costs related to various systems initiatives for the benefit of our hotel owners and our overall corporate operations.

Financing Activities

The $654 million increase in net cash used in financing activities during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributable to a decrease in proceeds from borrowings of $302 million, an increase of repayments of debt of $200 million and the payment of cash dividends totaling $138 million in 2015. The changes in borrowings and repayments of debt were primarily due to the repayment of the Waldorf Astoria Loan of $525 million in connection with the sale of the Waldorf Astoria New York, as well as $775 million of prepayments on our Term Loans, including a $350 million prepayment using the net proceeds from the sale of the Hilton Sydney, during the year ended December 31, 2015. Comparatively, during the year ended December 31, 2014, we issued $350 million of Securitized Timeshare Debt, of which $300 million of proceeds was used to reduce our outstanding balance on the Timeshare Facility, combined with prepayments on our Term Loans of $1.0 billion.

Net cash used in financing activities during the year ended December 31, 2014 decreased $793 million compared to the year ended December 31, 2013 due to a decrease in net repayments of debt of $2,041 million. The higher net repayments of debt in 2013 was primarily due to a debt refinancing. Additionally, in December 2013 we received $1,243 million in net proceeds from issuance of common stock from our IPO.

Debt and Borrowing Capacity

As of December 31, 2015, our total indebtedness, excluding $229 million of our share of debt of our investments in affiliates, was approximately $10.5 billion, including $726 million of non-recourse debt. For further information on our total indebtedness and debt repayments refer to Note 12: "Debt" in our consolidated financial statements.

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

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures, issue additional equity securities or draw on our senior secured revolving credit facility (the "Revolving Credit Facility"). Our ability to make scheduled principal payments and to pay interest on our debt depends on the future performance of our operations, which is subject to general conditions in or affecting the hotel and timeshare industries that are beyond our control.

Our Revolving Credit Facility provides for $1.0 billion in borrowings, including the ability to draw up to $150 million in the form of letters of credit. As of December 31, 2015, we had $45 million of letters of credit outstanding, leaving us with a borrowing capacity of $955 million. We are currently required to pay a commitment fee of 0.125 percent per annum under the Revolving Credit Facility in respect of the unused commitments thereunder.

Letters of Credit

We had a total of $45 million in letters of credit outstanding as of December 31, 2015 and 2014, the majority of which were outstanding under the Revolving Credit Facility and related to our guarantees on debt and other obligations of third parties and self-insurance programs. The maturities of the letters of credit were within one year as of December 31, 2015.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Long-term debt(1)(2)	$11,393	$493	$4,222	$5,077	$1,601
Non-recourse debt(2)	576	124	283	88	81
Capital lease obligations
Recourse	156	6	12	12	126
Non-recourse	288	14	37	46	191
Operating leases	2,500	247	437	374	1,442
Purchase commitments	307	63	52	187	5
Total contractual obligations	$15,220	$947	$5,043	$5,784	$3,446
____________

(1)	We have assumed all extensions, which are solely at our option, were exercised.

(2)	Includes principal, as well as estimated interest payments. For our variable-rate debt we have assumed a constant 30-day LIBOR rate of 0.36 percent as of December 31, 2015.

The total amount of unrecognized tax benefits as of December 31, 2015 was $407 million. These amounts are excluded from the table above because they are uncertain and subject to the findings of the taxing authorities in the jurisdictions where we are subject to tax. It is possible that the amount of the liability for unrecognized tax benefits could change during the next year. Refer to Note 18: "Income Taxes" in our consolidated financial statements for further discussion of our liability for unrecognized tax benefits.

In addition to the purchase commitments in the table above, in the normal course of business we enter into purchase commitments for which we are reimbursed by the owners of our managed and franchised hotels. These obligations have minimal or no effect on our net income and cash flow.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of December 31, 2015 included letters of credit of $45 million, guarantees of $25 million for debt and obligations of third parties, performance guarantees with possible cash outlays totaling approximately $83 million, of which we have accrued $33 million as of December 31, 2015 for estimated probable exposure, and construction contract commitments of approximately $56 million for capital expenditures at our owned, leased and consolidated VIE hotels. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract. Additionally, during 2010, in conjunction with a lawsuit settlement, an affiliate of Blackstone entered into service contracts with the plaintiff. As part of the settlement, we entered into a guarantee with the plaintiff to pay any shortfall that this affiliate does not fund related to those service contracts. The remaining potential exposure under this guarantee as of December 31, 2015 was approximately $22 million. See Note 24: "Commitments and Contingencies" in our consolidated financial statements for further discussion on these amounts.

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

We had $9,119 million of property and equipment, net and $1,735 million of intangible assets with finite lives as of December 31, 2015. Changes in estimates and assumptions used in our impairment testing of property and equipment and intangible assets with finite lives could result in future impairment losses, which could be material.

In conjunction with our regular assessment of impairment, we did not identify any property and equipment with indicators of impairment for which a 10 percent reduction in our estimate of undiscounted future cash flows would result in additional impairment losses. We did not identify any intangible assets with finite lives for which a 10 percent reduction in our estimates of undiscounted future cash flows, projected operating results or other significant assumptions would result in impairment losses.

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

Our investments in affiliates consist primarily of our interests in entities that own or lease hotels. As such, the factors we consider when determining if there are indicators of potential impairment are similar to property and equipment discussed above. If there are indicators of potential impairment, we estimate the fair value of our equity method and cost method investments by internally developed discounted cash flow models. The principal factors used in our discounted cash flow models that require judgment are the same as the items discussed in property and equipment above.

We had $138 million of investments in affiliates as of December 31, 2015. Changes in estimates and assumptions used in our impairment testing of investments in affiliates could result in future impairment losses, which could be material.

In conjunction with our regular assessment of impairment, we did not identify any investments in affiliates with indicators of impairment for which a 10 percent change in our estimates of future cash flows or other significant assumptions would result in material impairment losses.

Business Combinations

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

Goodwill

We review the carrying value of our goodwill by comparing the carrying value of our reporting units to their fair value. Our reporting units are the same as our operating segments as described in Note 23: "Business Segments" in our consolidated financial statements. We perform this evaluation annually or at an interim date if indicators of impairment exist. In any given year we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we proceed to the two-step quantitative process. In the first step, we evaluate the fair value of our reporting units quantitatively. When determining fair value, we utilize discounted future cash flow models, as well as market conditions relative to the operations of our reporting units. Under the discounted cash flow approach, we utilize various assumptions that require judgment, including projections of revenues and expenses based on estimated long-term growth rates, and discount rates based on weighted average cost of capital. Our estimates of long-term growth and costs are based on historical data, as well as various internal projections and external sources. The weighted average cost of capital is estimated based on each reporting units’ cost of debt and equity and a selected capital structure. The selected capital structure for each reporting unit is based on consideration of capital structures of comparable publicly traded companies operating in the business of that reporting unit. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step must be performed. In the second step, we estimate the implied fair value of goodwill, which is determined by taking the fair value of the reporting unit and allocating it to all of its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination.

We had $5,887 million of goodwill as of December 31, 2015. Changes in the estimates and assumptions used in our goodwill impairment testing could result in future impairment losses, which could be material. A change in our estimates and assumptions that would reduce the fair value of each reporting units by 10 percent would not result in an impairment of any of our reporting units. Additionally, when a portion of a reporting unit is disposed, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business or businesses disposed and the portion of the reporting unit that will be retained. When determining fair value of the businesses disposed of and the reporting unit to be retained, we use estimates and assumptions similar to that of those used in our impairment analysis.

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

We had $4,919 million of brand intangible assets as of December 31, 2015. Changes in the estimates and assumptions used in our brands impairment testing, most notably revenue growth rates and discount rates, could result in future impairment losses, which could be material. A change in our estimates and assumptions that would reduce the fair value of each of our brands by 10 percent would not result in an impairment of any of the brand intangible assets.

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

We had $1,278 million of guest loyalty liability as of December 31, 2015, including $494 million in current liabilities. Changes in the estimates used in developing our breakage rate could result in a material change to our guest loyalty liability. A 10 percent decrease to the breakage estimate used in determining future award redemption obligations would increase our guest loyalty liability by approximately $53 million.

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

We had $106 million of allowance for loan losses as of December 31, 2015. Changes in the estimates used in developing our default rates could result in a material change to our allowance. A 10 percent increase to our default rates used in the allowance calculation would increase our allowance for loan losses by approximately $43 million.

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

We use a prescribed more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return if there is uncertainty in income taxes recognized in the financial statements. Assumptions and estimates are used to determine the more-likely-than-not designation. Changes to these assumptions and estimates can lead to an additional income tax benefit (expense), which can materially change our consolidated financial statements.

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

Consolidations

We use judgment when evaluating whether we have a controlling financial interest in an entity, including the assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests in an entity that are not controllable through voting interests. If the entity is considered to be a VIE, we use judgment determining whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interest in the entity. Changes to judgments used in evaluating our partnerships and other investments could materially affect our consolidated financial statements.

Share-Based Compensation

The process of estimating the fair value of stock-based compensation awards and recognizing the associated expense over the requisite service period involves significant management estimates and assumptions. Refer to Note 20: "Share-Based Compensation" in our consolidated financial statements for additional discussion. Any changes to these estimates will affect the amount of compensation expense we recognize with respect to future grants.

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

Under the terms of the CMBS Loan, we are required to hedge interest rate risk using derivative instruments. As such, we entered into an interest rate cap agreement in the notional amount of the variable-rate component, or $862 million, which caps one-month LIBOR at 6.9 percent and expires in November 2016. In conjunction with the Bonnet Creek Loan, we entered into one interest rate cap in the notional amount of $338 million that expires in May 2016 and caps one-month LIBOR at 3.0 percent. As of December 31, 2015, the fair value of these interest rate caps were immaterial to our consolidated balance sheet.

Additionally, in October 2013, we entered into four interest rate swap agreements for a combined notional amount of $1.45 billion, with a term of five years, which swapped the floating three-month LIBOR on a portion of the Term Loans to a fixed rate of 1.87 percent. The fair value of these four interest rate swaps was $15 million and included in other liabilities in our balance sheet as of December 31, 2015.

Refer to Note 15: "Derivative Instruments and Hedging Activities" in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the derivative instruments.

The following table sets forth the contractual maturities and the total fair values as of December 31, 2015 for our financial instruments that are materially affected by interest rate risk:

	Maturities by Period
	2016	2017	2018	2019	2020	Thereafter	Carrying Value	Fair Value
	(in millions, excluding average interest rates)
Assets:
Fixed-rate timeshare financing receivables	$141	$129	$131	$129	$125	$427	$1,082	$1,080
Average interest rate(1)							11.88%
Liabilities:
Fixed-rate long-term debt(2)	$104	$54	$2,625	$—	$—	$1,500	$4,283	$4,382
Average interest rate(1)							4.95%
Fixed-rate non-recourse debt(3)	$111	$65	$48	$38	$30	$64	$356	$356
Average interest rate(1)							1.97%
Variable-rate long-term debt(4)	$5	$8	$802	$428	$4,225	$30	$5,498	$5,504
Average interest rate(1)							3.43%
Variable-rate non-recourse debt(5)	$—	$150	$—	$—	$—	$—	$150	$150
Average interest rate(1)							1.27%
____________

(1)	Average interest rate as of December 31, 2015.

(2)	Excludes capital lease obligations with a carrying value of $57 million as of December 31, 2015.

(3)	Represents the Securitized Timeshare Debt.

(4)	We have assumed all extensions, which are solely at our option, were exercised.

(5)	Represents the Timeshare Facility.

Refer to Note 16: "Fair Value Measurements" in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the fair value measurements of our financial assets and liabilities.

Foreign Currency Exchange Rate Risk

We conduct business in various currencies and are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. Our principal exposure results from management and franchise fees earned in foreign currencies and revenues from our international owned and leased hotels, partially offset by foreign operating expenses and capital expenditures, the value of which could change materially in reference to our reporting currency, the U.S. dollar. We also have exposure from our international financial assets and liabilities, including certain intercompany loans not deemed to be permanently invested, the value of which could change materially in reference to the functional currencies of the exposed entities. As of December 31, 2015, our largest net exposures were to the euro, British pound, Singapore dollar, Canadian dollar and Australian dollar. As of December 31, 2015, we held 35 short-term foreign exchange forward contracts with a total notional amount of $144 million. These offset exposure to financial assets and liabilities and are not designated as hedges for accounting purposes.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2015. The report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Hilton Worldwide Holdings Inc.

We have audited Hilton Worldwide Holdings Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Hilton Worldwide Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Hilton Worldwide Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hilton Worldwide Holdings Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Hilton Worldwide Holdings Inc. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Hilton Worldwide Holdings Inc.

We have audited the accompanying consolidated balance sheets of Hilton Worldwide Holdings Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hilton Worldwide Holdings Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hilton Worldwide Holdings Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 26, 2016

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$609	$566
Restricted cash and cash equivalents	247	202
Accounts receivable, net of allowance for doubtful accounts of $30 and $29	876	844
Inventories	442	404
Current portion of financing receivables, net	74	66
Current portion of securitized financing receivables, net	55	62
Prepaid expenses	147	133
Income taxes receivable	97	132
Other	38	90
Total current assets (variable interest entities - $141 and $136)	2,585	2,499
Property, Intangibles and Other Assets:
Property and equipment, net	9,119	7,483
Property and equipment, net held for sale	—	1,543
Financing receivables, net	592	416
Securitized financing receivables, net	295	406
Investments in affiliates	138	170
Goodwill	5,887	6,154
Brands	4,919	4,963
Management and franchise contracts, net	1,149	1,306
Other intangible assets, net	586	674
Deferred income tax assets	78	155
Other	368	356
Total property, intangibles and other assets (variable interest entities - $481 and $613)	23,131	23,626
TOTAL ASSETS	$25,716	$26,125
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$2,206	$2,099
Current maturities of long-term debt	111	10
Current maturities of non-recourse debt	117	127
Income taxes payable	33	21
Total current liabilities (variable interest entities - $157 and $162)	2,467	2,257
Long-term debt	9,710	10,803
Non-recourse debt	609	752
Deferred revenues	283	495
Deferred income tax liabilities	4,630	5,216
Liability for guest loyalty program	784	720
Other	1,282	1,168
Total liabilities (variable interest entities - $627 and $788)	19,765	21,411
Commitments and contingencies - see Note 24
Equity:
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.01 par value; 30,000,000,000 authorized shares, 987,487,127 issued and 987,458,360 outstanding as of December 31, 2015 and 984,623,863 issued and outstanding as of December 31, 2014	10	10
Additional paid-in capital	10,151	10,028
Accumulated deficit	(3,392)	(4,658)
Accumulated other comprehensive loss	(784)	(628)
Total Hilton stockholders' equity	5,985	4,752
Noncontrolling interests	(34)	(38)
Total equity	5,951	4,714
TOTAL LIABILITIES AND EQUITY	$25,716	$26,125

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Owned and leased hotels	$4,233	$4,239	$4,046
Management and franchise fees and other	1,601	1,401	1,175
Timeshare	1,308	1,171	1,109
	7,142	6,811	6,330
Other revenues from managed and franchised properties	4,130	3,691	3,405
Total revenues	11,272	10,502	9,735

Expenses
Owned and leased hotels	3,168	3,252	3,147
Timeshare	897	767	730
Depreciation and amortization	692	628	603
Impairment loss	9	—	—
General, administrative and other	611	491	748
	5,377	5,138	5,228
Other expenses from managed and franchised properties	4,130	3,691	3,405
Total expenses	9,507	8,829	8,633

Gain on sales of assets, net	306	—	—

Operating income	2,071	1,673	1,102

Interest income	19	10	9
Interest expense	(575)	(618)	(620)
Equity in earnings from unconsolidated affiliates	23	19	16
Gain (loss) on foreign currency transactions	(41)	26	(45)
Gain on debt extinguishment	—	—	229
Other gain (loss), net	(1)	37	7

Income before income taxes	1,496	1,147	698

Income tax expense	(80)	(465)	(238)

Net income	1,416	682	460
Net income attributable to noncontrolling interests	(12)	(9)	(45)
Net income attributable to Hilton stockholders	$1,404	$673	$415

Earnings per share:
Basic	$1.42	$0.68	$0.45
Diluted	$1.42	$0.68	$0.45

Cash dividends declared per share	$0.14	$—	$—

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2015	2014	2013
Net income	$1,416	$682	$460
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $(8), $(73), and $39	(134)	(299)	94
Pension liability adjustment, net of tax of $10, $27, and $(37)	(15)	(45)	60
Cash flow hedge adjustment, net of tax of $4, $5, and $(4)	(7)	(9)	6
Total other comprehensive income (loss)	(156)	(353)	160

Comprehensive income	1,260	329	620
Comprehensive income attributable to noncontrolling interests	(12)	(14)	(63)
Comprehensive income attributable to Hilton stockholders	$1,248	$315	$557

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net income	$1,416	$682	$460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	692	628	603
Impairment loss	9	—	—
Gain on sales of assets, net	(306)	—	—
Equity in earnings from unconsolidated affiliates	(23)	(19)	(16)
Loss (gain) on foreign currency transactions	41	(26)	45
Gain on debt extinguishment	—	—	(229)
Other loss (gain), net	1	(37)	(7)
Share-based compensation	124	78	262
Amortization of deferred financing costs and other	38	50	25
Distributions from unconsolidated affiliates	26	22	27
Deferred income taxes	(479)	14	65
Changes in operating assets and liabilities:
Accounts receivable, net	(47)	(143)	(16)
Inventories	(39)	56	19
Prepaid expenses	(27)	(8)	4
Income taxes receivable	35	(57)	(57)
Other current assets	32	(10)	(8)
Accounts payable, accrued expenses and other	59	8	132
Income taxes payable	13	10	(8)
Change in restricted cash and cash equivalents	(13)	59	91
Change in timeshare financing receivables	(49)	(27)	(15)
Change in deferred revenues	(212)	(179)	592
Change in liability for guest loyalty program	64	206	139
Change in other liabilities	154	12	14
Other	(115)	47	(21)
Net cash provided by operating activities	1,394	1,366	2,101
Investing Activities:
Capital expenditures for property and equipment	(310)	(268)	(254)
Acquisitions, net of cash acquired	(1,410)	—	(30)
Payments received on other financing receivables	5	20	5
Issuance of other financing receivables	(11)	(1)	(10)
Investments in affiliates	(5)	(9)	(4)
Distributions from unconsolidated affiliates	31	38	33
Proceeds from asset dispositions	2,205	44	—
Change in restricted cash and cash equivalents	(14)	—	—
Contract acquisition costs	(37)	(65)	(44)
Software capitalization costs	(62)	(69)	(78)
Net cash provided by (used in) investing activities	392	(310)	(382)
Financing Activities:
Net proceeds from issuance of common stock	—	—	1,243
Borrowings	48	350	14,088
Repayment of debt	(1,624)	(1,424)	(17,203)
Debt issuance costs	—	(9)	(180)
Change in restricted cash and cash equivalents	(10)	5	193
Capital contribution	—	13	—
Dividends paid	(138)	—	—
Distributions to noncontrolling interests	(8)	(5)	(4)
Excess tax benefits from share-based compensation	8	—	—
Net cash used in financing activities	(1,724)	(1,070)	(1,863)
Effect of exchange rate changes on cash and cash equivalents	(19)	(14)	(17)
Net increase (decrease) in cash and cash equivalents	43	(28)	(161)
Cash and cash equivalents, beginning of period	566	594	755
Cash and cash equivalents, end of period	$609	$566	$594

See notes to consolidated financial statements. For supplemental disclosures, see Note 26: "Supplemental Disclosures of Cash Flow Information."

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Common Stock			Accumulated Deficit		Noncontrolling Interests	Total
	Shares	Amount
Balance as of December 31, 2012	921	$1	$8,452	$(5,746)	$(406)	$(146)	$2,155
Issuance of common stock	64	9	1,234	—	—	—	1,243
Share-based compensation	—	—	262	—	—	—	262
Net income	—	—	—	415	—	45	460
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	76	18	94
Pension liability adjustment	—	—	—	—	60	—	60
Cash flow hedge adjustment	—	—	—	—	6	—	6
Other comprehensive income	—	—	—	—	142	18	160
Distributions	—	—	—	—	—	(4)	(4)
Balance as of December 31, 2013	985	10	9,948	(5,331)	(264)	(87)	4,276
Share-based compensation	—	—	101	—	—	—	101
Net income	—	—	—	673	—	9	682
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(304)	5	(299)
Pension liability adjustment	—	—	—	—	(45)	—	(45)
Cash flow hedge adjustment	—	—	—	—	(9)	—	(9)
Other comprehensive loss	—	—	—	—	(358)	5	(353)
Capital contribution	—	—	13	—	—	—	13
Equity contributions to consolidated variable interest entities	—	—	(34)	—	(6)	40	—
Distributions	—	—	—	—	—	(5)	(5)
Balance as of December 31, 2014	985	10	10,028	(4,658)	(628)	(38)	4,714
Share-based compensation	2	—	115	—	—	—	115
Net income	—	—	—	1,404	—	12	1,416
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(134)	—	(134)
Pension liability adjustment	—	—	—	—	(15)	—	(15)
Cash flow hedge adjustment	—	—	—	—	(7)	—	(7)
Other comprehensive loss	—	—	—	—	(156)	—	(156)
Dividends	—	—	—	(138)	—	—	(138)
Excess tax benefits on equity awards	—	—	8	—	—	—	8
Distributions	—	—	—	—	—	(8)	(8)
Balance as of December 31, 2015	987	$10	$10,151	$(3,392)	$(784)	$(34)	$5,951

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company") was incorporated in Delaware on March 18, 2010 to hold, directly or indirectly, all of the equity of Hilton Worldwide, Inc. ("HWI"). The accompanying financial statements present the consolidated financial position of Hilton, which includes consolidation of HWI, which along with its subsidiaries conducts our operations. Hilton is one of the largest hospitality companies in the world based upon the number of hotel rooms and timeshare units under our distinct brands. We are engaged in owning, leasing, managing, developing and franchising hotels, resorts and timeshare properties. As of December 31, 2015, we owned, leased, managed or franchised 4,565 hotel and resort properties, totaling 751,350 rooms in 100 countries and territories, as well as 45 timeshare properties comprising 7,152 units.

On October 24, 2007, HWI became a wholly owned subsidiary of an affiliate of The Blackstone Group L.P. ("Blackstone"), following the completion of a merger (the "Merger"). In December 2013, we completed a 9,205,128-for-1 stock split on issued and outstanding shares, which is reflected in all share and per share data presented in the consolidated financial statements and accompanying notes, and an initial public offering (the "IPO"). As of December 31, 2015, Blackstone beneficially owned approximately 45.9 percent of our common stock.

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

The determination of a controlling financial interest is based upon the terms of the governing agreements of the respective entities, including the evaluation of rights held by other ownership interests. If the entity is considered to be a VIE, we determine whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interests in the entity. We consolidate entities when we own more than 50 percent of the voting shares of a company or otherwise have a controlling financial interest.

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

•
Franchise fees represent fees earned in connection with the licensing of one of our hotel brands, usually under long-term contracts with the hotel owner. We charge a monthly franchise royalty fee, generally based on a percentage of room revenue, as well as application and initiation fees for new hotels entering the system. Royalty fees for our full service brands may also include a percentage of gross food and beverage revenues and other revenues, where applicable. We also earn fees when certain franchise agreements are terminated early or there is a change in ownership. We recognize franchise fee revenue as the fees are earned, which is when all material services or conditions have been performed or satisfied.

•
Other revenues include revenues generated by the incidental support of hotel operations for owned, leased, managed and franchised hotels, including purchasing operations, and other rental income. This includes any revenues received for vendor rebate arrangements we participate in as a manager of hotel and timeshare properties.

•
Timeshare revenues consist of revenues generated from our Hilton Grand Vacations timeshare business. Timeshare revenues are principally generated from the sale and financing of fee-simple timeshare intervals deeded in perpetuity, developed either by us or by third parties. Revenue from a deeded timeshare sale is recognized when the customer has executed a binding sales contract, a minimum 10 percent down payment has been received, certain minimum sales thresholds for a timeshare project have been attained, the purchaser’s period to cancel for a refund has expired and the related receivable is deemed to be collectible. We defer revenue recognition for sales that do not meet these criteria. During periods of construction, revenue from timeshare sales is recognized under the percentage-of-completion method. One of our timeshare products is accounted for as a long-term lease with a reversionary interest, rather than the sale of a deeded interest in real estate. In this case, sales revenue is recognized on a straight-line basis over the term of the lease. Additionally, we receive sales commissions from certain third-party developers that we assist in selling their timeshare inventory. We recognize revenue from commissions on these sales as intervals are sold and we fulfill the service requirements under the respective sales agreements with the developers. Revenue from the financing of timeshare sales is recognized on the accrual method as earned based on the outstanding principal, interest rate and terms stated in each individual financing agreement. See the "Financing Receivables" section below for further discussion of the policies applicable to our timeshare financing receivables. We also generate revenues from club enrollment and other fees, rentals of timeshare units, food and beverage sales and other ancillary services at our timeshare properties that are recognized when units are rented or goods and services are delivered or rendered.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents include cash balances established as security for certain guarantees, lender reserves, ground rent and property tax escrows, insurance, deposits for assets we plan to acquire and advance deposits received on timeshare sales that are held in escrow until the contract is closed. For purposes of our consolidated statements of cash flows, changes in restricted cash and cash equivalents caused by changes in lender reserves due to restrictions under our loan agreements are shown as financing activities and changes caused by changes in deposits for assets we plan to acquire are shown as investing activities. The remaining changes in restricted cash and cash equivalents are the result of our normal operations, and, as such, are reflected in operating activities.

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

In accordance with the accounting standards for costs and the initial rental operations of real estate projects, we use the relative sales value method of costing our timeshare sales and relieving inventory. In addition, we continually assess our timeshare inventory and, if necessary, impose pricing adjustments to modify sales pace. It is possible that any future changes in our development and sales strategies could have a material effect on the carrying value of our timeshare inventory and purchase commitments for timeshare inventory. We monitor our projects and inventory on an ongoing basis and complete an evaluation each reporting period to ensure that the inventory and purchase commitments for inventory are at the lower of cost or market.

Hotel inventories are generally valued at the lower of cost (using "first-in, first-out", or FIFO) or net realizable value.

Property and Equipment

Property and equipment are recorded at cost, and interest applicable to major construction or development projects is capitalized. Costs of improvements that extend the economic life or improve service potential are also capitalized. Capitalized costs are depreciated over their estimated useful lives. Costs for normal repairs and maintenance are expensed as incurred.

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

Business Combinations

We consider a business combination to occur when the Company takes control of a business by acquiring its net assets or equity interests. We record the assets acquired, liabilities assumed and noncontrolling interests at fair value as of the acquisition date, including any contingent consideration. We evaluate several factors, including market data for similar assets, expected future cash flows discounted at risk-adjusted rates and replacement cost for the assets to determine an appropriate fair value of the assets. Acquisition-related costs, such as due diligence, legal and accounting fees, are expensed in the period incurred and are not capitalized or applied in determining the fair value of the acquired assets.

Assets Held for Sale

We classify a property as held for sale when we commit to a plan to sell the asset, the sale of the asset is probable within one year and it is unlikely the actions to complete the sale will change or that the sale will be withdrawn. When we determine that classification of an asset as held for sale is appropriate, we cease recording depreciation for the asset. Further, the related assets and liabilities of the held for sale property will be classified as assets held for sale in our consolidated balance sheets. Any gains on sales of properties are recognized at the time of sale or deferred and recognized in net income (loss) in subsequent periods as any relevant conditions requiring deferral are satisfied.

Financing Receivables

We define financing receivables as financing arrangements that represent a contractual right to receive money either on demand or on fixed or determinable dates, which are recognized as an asset in our consolidated balance sheets. We record all financing receivables at amortized cost in current and long-term financing receivables. We recognize interest income as earned and provide an allowance for cancellations and defaults. We have divided our financing receivables into two portfolio segments based on the level of aggregation at which we develop and document a systematic methodology to determine the allowance for credit losses. Based on their initial measurement, risk characteristics and our method for monitoring and assessing credit risk, we have determined the classes of financing receivables to correspond to our identified portfolio segments as follows:

•
Timeshare financing receivables comprise loans related to our financing of timeshare interval sales and secured by the underlying timeshare properties. We determine our timeshare financing receivables to be past due based on the contractual terms of the individual mortgage loans. We recognize interest income on our timeshare financing receivables as earned. The interest rate charged on the notes correlates to the risk profile of the borrower at the time of purchase and the percentage of the purchase that is financed, among other factors. We monitor the credit quality of our receivables on an ongoing basis. We evaluate this portfolio collectively for uncollectibility, since we hold a large group of homogeneous timeshare financing receivables, which are individually immaterial. We record this estimate of uncollectibility as a reduction of sales revenue at the time revenue is recognized on a timeshare interval sale. There are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. With the exception of the financing provided to customers of our timeshare business, we do not normally require collateral or other security to support credit sales. We use a technique referred to as static pool analysis as the basis for determining our general reserve requirements on our timeshare financing receivables. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including assumed default rates, aging and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio. Once a note is 90 days past due or is determined to be uncollectible prior to 90 days past due, we cease accruing interest and reverse the accrued interest recognized up to that point. We apply payments we receive for loans, including those in non-accrual status, to amounts due in the following order: servicing fees, late charges, interest and principal. We resume interest accrual for loans for which we had previously ceased accruing interest once the loan is less than 90 days past due. We fully reserve for a timeshare financing receivable in the month following the date that the loan is 120 days past due and, subsequently, we write off the uncollectible note against the reserve once the foreclosure process is complete and we receive the deed for the foreclosed unit.

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

Investments in Affiliates

We hold investments in affiliates that primarily own or lease hotels under one of our distinct hotel brands. If we do not have a controlling financial interest in the entity, we account for the investment using the equity or cost method. We account for investments using the equity method when we have the ability to exercise significant influence over the entity, typically through a more than minimal investment. Investments in affiliates where we own less than a minimal investment and are not able to exercise significant influence are accounted for under the cost method.

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

As part of the Merger, we recorded goodwill representing the excess purchase price over the fair value of the other identified assets and liabilities. We review the carrying value of our goodwill by comparing the carrying value of our reporting units to their fair value. Our reporting units are the same as our operating segments as described in Note 23: "Business Segments". We perform this evaluation annually or at an interim date if indicators of impairment exist. In any year we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we proceed to the two-step quantitative process. In the first step, we determine the fair value of each of our reporting units. The valuation is based on internal projections of expected future cash flows and operating plans, as well as market conditions relative to the operations of our reporting units. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its estimated fair value, then the second step must be performed. In the second step, we estimate the implied fair value of goodwill, which is determined by taking the fair value of the reporting unit and allocating it to all of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, the excess is recognized within impairment losses in our consolidated statements of operations.

Brands

We own, operate and franchise hotels under our portfolio of brands. There are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of these brands and, accordingly, the useful lives of these brands are considered to be indefinite. Our hotel brand portfolio includes Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts, Canopy by Hilton, Hilton Hotels & Resorts, Curio - A Collection by Hilton, DoubleTree by Hilton, Embassy Suites by Hilton, Hilton Garden Inn, Hampton by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton. In addition, we also develop and operate timeshare properties under our Hilton Grand Vacations brand.

At the time of the Merger, our brands were assigned a fair value based on a common valuation technique known as the relief from royalty approach. Canopy by Hilton, Curio - A Collection by Hilton and Home2 Suites by Hilton were launched post-Merger and, as such, they were not assigned fair values. We evaluate our brands for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of the brand is below the carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we proceed to the two-step quantitative process. If a brand’s estimated current fair value is less than its respective carrying value, the excess of the carrying value over the estimated fair value is recognized in our consolidated statements of operations within impairment losses.

Intangible Assets with Finite Useful Lives

We have certain finite lived intangible assets that were initially recorded at their fair value at the time of the Merger. These intangible assets consist of management agreements, franchise contracts, leases, certain proprietary technologies and our guest loyalty program, Hilton HHonors. Additionally, we capitalize direct and incremental management and franchise contract acquisition costs as finite-lived intangible assets. Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives.

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

Hilton HHonors

Hilton HHonors is a guest loyalty program provided to hotels and timeshare properties. Most of our owned, leased, managed and franchised hotels and timeshare properties participate in the Hilton HHonors program. Hilton HHonors members earn points based on their spending at our participating hotels and timeshare properties and through participation in affiliated partner programs. When points are earned by Hilton HHonors members, the property or affiliated partner pays Hilton HHonors based on an estimated cost per point for the costs of operating the program, which include marketing, promotion, communication, administration and the estimated cost of award redemptions. Hilton HHonors member points are accumulated and may be redeemed for certificates that entitle the holder to the right to stay at participating properties, as well as other opportunities with third parties, including, but not limited to, airlines, car rentals, cruises, vacation packages, shopping and dining. We provide Hilton HHonors as a marketing program to participating hotels and timeshare properties, with the objective of operating the program on a break-even basis to us.

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

Fair Value Measurements - Valuation Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (an exit price). We use the three-level valuation hierarchy for classification of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our own assumptions about the data market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized below:

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

Currency Translation

The United States dollar ("USD") is our reporting currency and is the functional currency of our consolidated and unconsolidated entities operating in the U.S. The functional currency for our consolidated and unconsolidated entities operating outside of the U.S. is the currency of the primary economic environment in which the respective entity operates. Assets and liabilities measured in foreign currencies are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive income (loss) in our consolidated balance sheets. Income and expense accounts are translated at the average exchange rate for the period. Gains and losses from foreign exchange rate changes related to transactions denominated in a currency other than an entity's functional currency or intercompany receivables and payables denominated in a currency other than an entity’s functional currency that are not of a long-term investment nature are recognized as gain (loss) on foreign currency transactions in our consolidated statements of operations. Where certain specific evidence indicates intercompany receivables and payables will not be settled in the foreseeable future and are of a long-term nature, gains and losses from foreign exchange rate changes are recognized as other comprehensive income (loss) in our consolidated statements of comprehensive income (loss).

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

Share-based Compensation

As part of our 2013 Omnibus Incentive Plan (the "Stock Plan"), which was adopted on December 11, 2013, we award time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options"), performance-vesting restricted stock units and restricted stock (collectively, "performance shares") and deferred share units ("DSUs") to eligible employees and directors.

•
RSUs generally vest in annual installments over two or three years from the date of grant. Vested RSUs generally will be settled for our common stock, with the exception of certain awards that will be settled in cash. The grant date fair value is equal to the closing stock price on the date of grant.

•
Options vest over three years in equal annual installments from the date of grant and will terminate 10 years from the date of grant or earlier if the individual’s service terminates. The exercise price is equal to the closing price of the Company’s common stock on the date of grant. The grant date fair value is estimated using the Black-Scholes-Merton Model.

•
Performance shares are settled at the end of a three-year performance period with 50 percent of the shares subject to achievement based on a measure of (1) the Company’s total shareholder return relative to the total shareholder return of members of a peer company group ("relative shareholder return") and the other 50 percent of the shares subject to achievement based on (2) the Company’s earnings before interest expense, income tax and depreciation and amortization ("EBITDA") compound annual growth rate ("EBITDA CAGR"). The total number of performance shares that vest based on each performance measure (relative shareholder return and EBITDA CAGR) is based on an achievement factor that in each case, ranges from a zero to 200 percent payout. The grant date fair value of the relative shareholder return awards is estimated using the Monte Carlo Simulation, and the grant date fair value for the EBITDA CAGR awards is equal to the closing stock price on the date of grant.

•
DSUs are issued to our independent directors and are fully vested and non-forfeitable on the date of grant. DSUs are settled for shares of our common stock, which are deliverable upon the earlier of termination of the individual's service on our Board of Directors or a change in control. The grant date fair value is equal to the closing stock price on the date of grant.

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

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17 ("ASU 2015-17"), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU requires all deferred tax assets and liabilities to be classified as non-current in the statement of financial position. The provisions of ASU 2015-17 are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. We have elected, as permitted by the standard, to early adopt ASU 2015-17 on a prospective basis as of October 1, 2015 and prior periods were not restated. The adoption did not have a material effect on our consolidated financial position or results of operations.

In September 2015, the FASB issued ASU No. 2015-16 ("ASU 2015-16"), Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires adjustments to provisional amounts that are identified during the measurement period of a business combination to be recognized in the reporting period in which the adjustment amounts are determined. Acquirers are no longer required to revise comparative information for prior periods as if the accounting for the business combination had been completed as of the acquisition date. The provisions of ASU 2015-16 are effective for reporting periods beginning after December 15, 2015. We have elected, as permitted by the standard, to early adopt ASU 2015-16 on a prospective basis as of October 1, 2015. The adoption did not have an effect on our consolidated financial position or results of operations.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02 ("ASU 2016-02"), Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02 ("ASU 2015-02"), Consolidation (Topic 810) - Amendments to the Consolidation Analysis. This ASU modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The provisions of ASU 2015-02 are effective for reporting periods beginning after December 15, 2015; early adoption is permitted. We expect to adopt ASU 2015-02 in the first quarter of 2016 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of January 1, 2016. The adoption is not expected to have a material effect on our consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 ("ASU 2015-14"), Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for reporting periods beginning after December 15, 2016 to reporting periods beginning after December 15, 2017. The provisions of this ASU are to be applied retrospectively; early adoption is permitted for reporting periods beginning after December 15, 2016. We are currently evaluating the effect that this ASU will have on our consolidated financial statements and our method of adoption. We do not plan on adopting prior to January 1, 2018.

Note 3: Acquisitions

Tax Deferred Exchange

During the year ended December 31, 2015, we used proceeds from the sale of the Waldorf Astoria New York (see Note 4: "Disposals") to acquire, as part of a tax deferred exchange of real property, the following properties from sellers affiliated with Blackstone and an unrelated third party, for a total purchase price of $1.87 billion:

•	the resort complex consisting of the Waldorf Astoria Orlando and the Hilton Orlando Bonnet Creek in Orlando, Florida (the "Bonnet Creek Resort");

•	the Casa Marina Resort in Key West, Florida;

•	the Reach Resort in Key West, Florida;

•	the Parc 55 in San Francisco, California; and

•	the Juniper Hotel Cupertino in Cupertino, California.

We incurred transaction costs of $26 million recognized in other gain (loss), net in our consolidated statement of operations for the year ended December 31, 2015.

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

These fair values are subject to adjustments as additional information relative to the fair values at the acquisition date becomes available through the measurement period, which can extend for up to one year after the acquisition date. We do not expect any material further adjustments to the fair values of these acquisitions. See Note 16: "Fair Value Measurements" for additional details on the fair value techniques and inputs used for the measurement of the assets and liabilities.

The results of operations from these properties included in the consolidated statement of operations for the year ended December 31, 2015 were as follows:

(in millions)
Total revenues	$316
Income before income taxes	58

Equity Investments Exchange

During the year ended December 31, 2014, we entered into an agreement to exchange our ownership interest in six hotels for the remaining interest in five other hotels that were part of an equity investment portfolio we owned with one other partner. As a result of this exchange, we have a 100 percent ownership interest in five hotels and no longer have any ownership interest in the remaining six hotels. This transaction was accounted for as a business combination achieved in stages, resulting in a remeasurement gain based upon the fair values of the equity investments. The carrying values of these equity investments immediately before the exchange totaled $59 million and the fair values of these equity investments immediately before the exchange totaled $83 million, resulting in a pre-tax gain of $23 million, net of transaction costs, recognized in other gain (loss), net in our consolidated statement of operations for the year ended December 31, 2014. See Note 16: "Fair Value Measurements" for additional details on the fair value techniques and inputs used for the measurement of the assets and liabilities.

Acquisition of Other Property and Equipment

During the year ended December 31, 2013, we purchased the land and building associated with a hotel, which we previously leased under a capital lease, for a cash payment of British pound ("GBP") 9 million, or approximately $15 million. As a result of the acquisition, we released our capital lease obligation of $17 million and recognized a gain of $2 million that was included in other gain (loss), net in our consolidated statement of operations for the year ended December 31, 2013. Also during the year ended December 31, 2013, we acquired a parcel of land for $28 million, which we previously leased under a long-term ground lease.

Note 4: Disposals

Hilton Sydney

In July 2015, we completed the sale of the Hilton Sydney for a purchase price of 442 million Australian dollars ("AUD") (equivalent to $340 million as of the closing date). As a result of the sale, we recognized a pre-tax gain of $163 million included in gain on sales of assets, net in our consolidated statement of operations for the year ended December 31, 2015. The pre-tax gain was net of transaction costs, a goodwill reduction of $36 million and reclassification of a currency translation adjustment of $25 million from accumulated other comprehensive loss into earnings concurrent with the disposition. The goodwill reduction was due to our consideration of the Hilton Sydney property as a business within our ownership segment;

therefore, we reduced the carrying amount of our goodwill by the amount representing the fair value of the business disposed relative to the fair value of the portion of our ownership reporting unit goodwill that was retained.

Waldorf Astoria New York

In February 2015, we completed the sale of the Waldorf Astoria New York for a purchase price of $1.95 billion and we repaid in full the existing mortgage loan secured by our Waldorf Astoria New York property (the "Waldorf Astoria Loan") of approximately $525 million. As a result of the sale, we recognized a gain of $143 million included in gain on sales of assets, net in our consolidated statement of operations for the year ended December 31, 2015. The gain was net of transaction costs and a goodwill reduction of $185 million. The goodwill reduction was due to our consideration of the Waldorf Astoria New York property as a business within our ownership segment; therefore, we reduced the carrying amount of our goodwill by the amount representing the fair value of the business disposed relative to the fair value of the portion of our ownership reporting unit goodwill that was retained. Additionally, we recognized a loss of $6 million in other gain (loss), net in our consolidated statement of operations for the year ended December 31, 2015 related to the reduction of the Waldorf Astoria Loan's remaining carrying amount of debt issuance costs.

Sale of Other Property and Equipment

During the year ended December 31, 2014, we completed the sale of two hotels and a vacant parcel of land for approximately $15 million. As a result of these sales, we recognized a pre-tax gain of $13 million, including the reclassification of a currency translation adjustment of $3 million, from accumulated other comprehensive loss concurrent with the disposition. The gain was included in other gain (loss), net in our consolidated statement of operations for the year ended December 31, 2014. Additionally, during the year ended December 31, 2014, we completed the sale of certain land and easement rights to an affiliate of Blackstone in connection with a timeshare project. As a result, the affiliate of Blackstone acquired the rights to the name, plans, designs, contracts and other documents related to the timeshare project. The total consideration received for this transaction was approximately $37 million. We recognized $13 million, net of tax, as a capital contribution within additional paid-in capital, representing the excess of the fair value of the consideration received over the carrying value of the assets sold.

Sale of Investments in Affiliates

During the year ended December 31, 2013, we completed the sale of our 25 percent equity interest in a joint venture entity that owned a hotel for $17 million. As a result of the sale, we recognized a pre-tax loss of $1 million, including the reclassification of a currency translation adjustment of $14 million, which was previously recognized in accumulated other comprehensive loss. The loss was included in other gain (loss), net in our consolidated statement of operations for the year ended December 31, 2013.

Note 5: Inventories

Inventories were as follows:

	December 31,
	2015	2014
	(in millions)
Timeshare	$420	$380
Hotel	22	24
	$442	$404

Note 6: Property and Equipment

Property and equipment were as follows:

	December 31,
	2015	2014
	(in millions)
Land	$3,486	$3,009
Buildings and leasehold improvements	6,410	5,150
Furniture and equipment	1,263	1,140
Construction-in-progress	80	53
	11,239	9,352
Accumulated depreciation and amortization	(2,120)	(1,869)
	$9,119	$7,483

Depreciation and amortization expense on property and equipment, including amortization of assets recorded under capital leases, was $351 million, $313 million and $318 million during the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015 and 2014, property and equipment included approximately $144 million and $149 million, respectively, of capital lease assets primarily consisting of buildings and leasehold improvements, net of $71 million and $64 million, respectively, of accumulated depreciation and amortization.

Note 7: Financing Receivables

Financing receivables were as follows:

	December 31, 2015
	Securitized Timeshare	Unsecuritized Timeshare(1)	Other	Total
	(in millions)
Financing receivables	$309	$632	$39	$980
Less: allowance	(14)	(79)	—	(93)
	295	553	39	887

Current portion of financing receivables	58	83	1	142
Less: allowance	(3)	(10)	—	(13)
	55	73	1	129

Total financing receivables	$350	$626	$40	$1,016

	December 31, 2014
	Securitized Timeshare	Unsecuritized Timeshare(1)	Other	Total
	(in millions)
Financing receivables	$430	$454	$22	$906
Less: allowance	(24)	(58)	(2)	(84)
	406	396	20	822

Current portion of financing receivables	66	74	2	142
Less: allowance	(4)	(10)	—	(14)
	62	64	2	128

Total financing receivables	$468	$460	$22	$950
____________

(1)
Included in this balance, we had $163 million and $164 million of gross timeshare financing receivables secured under our revolving non-recourse timeshare financing receivables credit facility (the "Timeshare Facility"), as of December 31, 2015 and 2014, respectively.

Timeshare Financing Receivables

As of December 31, 2015, we had 53,697 timeshare financing receivables with interest rates ranging from zero percent to 20.50 percent, a weighted average interest rate of 11.88 percent, a weighted average remaining term of 7.6 years and maturities through 2026.

In June 2014, we completed a securitization of approximately $357 million of gross timeshare financing receivables and issued approximately $304 million of 1.77 percent notes and approximately $46 million of 2.07 percent notes, which have a stated maturity date in November 2026. The securitization transaction did not qualify as a sale for accounting purposes and, accordingly, no gain or loss was recognized. The proceeds from the transaction are presented as debt (together with all securitization transactions, the "Securitized Timeshare Debt"). See Note 12: "Debt" for additional details.

Our timeshare financing receivables as of December 31, 2015 mature as follows:

	Securitized Timeshare	Unsecuritized Timeshare
Year	(in millions)
2016	$58	$83
2017	59	70
2018	59	72
2019	55	74
2020	50	75
Thereafter	86	341
	367	715
Less: allowance	(17)	(89)
	$350	$626

As of December 31, 2015 and 2014, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $32 million and $31 million, respectively. The following table details an aged analysis of our gross timeshare financing receivables balance:

	December 31,
	2015	2014
	(in millions)
Current	$1,035	$980
30 - 89 days past due	15	13
90 - 119 days past due	4	2
120 days and greater past due	28	29
	$1,082	$1,024

The changes in our allowance for uncollectible timeshare financing receivables were as follows:

(in millions)
Balance as of December 31, 2012	$93
Write-offs	(25)
Provision for uncollectibles on sales	24
Balance as of December 31, 2013	92
Write-offs	(30)
Provision for uncollectibles on sales	34
Balance as of December 31, 2014	96
Write-offs	(29)
Provision for uncollectibles on sales	39
Balance as of December 31, 2015	$106

Note 8: Investments in Affiliates

Investments in affiliates were as follows:

	December 31,
	2015	2014
	(in millions)
Equity investments	$129	$153
Other investments	9	17
	$138	$170

We maintain investments in affiliates accounted for under the equity method, which are primarily investments in entities that owned or leased 16 hotels as of December 31, 2015 and 2014. These entities had total debt of approximately $966 million and $929 million as of December 31, 2015 and 2014, respectively. Substantially all of the debt is secured solely by the affiliates' assets or is guaranteed by other partners without recourse to us.

Note 9: Consolidated Variable Interest Entities

As of December 31, 2015 and 2014, we consolidated five VIEs: two that lease hotels from unconsolidated affiliates in Japan; two that are associated with our timeshare financing receivables securitization transactions that issued the Securitized Timeshare Debt; and one that owns a hotel in the U.S. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our VIEs are only available to settle the obligations of the respective entities. Our consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised the following:

	December 31,
	2015	2014
	(in millions)
Cash and cash equivalents	$46	$27
Restricted cash and cash equivalents	15	22
Accounts receivable, net	19	18
Property and equipment, net	72	77
Securitized financing receivables, net	350	468
Deferred income tax assets	62	79
Other non-current assets	52	56
Accounts payable, accrued expenses and other	35	33
Non-recourse debt	575	729

During the years ended December 31, 2015, 2014 and 2013, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

In June 2015, one of our consolidated VIEs in Japan modified the terms of its capital lease, resulting in a reduction in non-recourse debt of $24 million. This amount was recognized as a gain in other gain (loss), net in our consolidated statement of operations during the year ended December 31, 2015, as the leased asset had previously been fully impaired.

Note 10: Goodwill and Intangible Assets

Goodwill

Our goodwill balances, by reporting unit, were as follows:

	Ownership	Management and Franchise	Total
	(in millions)
Goodwill	$4,563	$5,184	$9,747
Accumulated impairment losses	(3,527)	—	(3,527)
Balance as of December 31, 2013	1,036	5,184	6,220

Foreign currency translation	(11)	(55)	(66)

Goodwill	4,552	5,129	9,681
Accumulated impairment losses	(3,527)	—	(3,527)
Balance as of December 31, 2014	1,025	5,129	6,154

Dispositions of business(1)	(221)	—	(221)

Foreign currency translation	(4)	(42)	(46)

Goodwill	3,575	5,087	8,662
Accumulated impairment losses	(2,775)	—	(2,775)
Balance as of December 31, 2015	$800	$5,087	$5,887
____________
(1) In connection with the sales of the Waldorf Astoria New York and the Hilton Sydney, goodwill was reduced by $973 million and accumulated impairment losses was reduced by $752 million. See Note 4: "Disposals" for further discussion.

Intangible Assets

Intangible assets were as follows:

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizing Intangible Assets:
Management and franchise agreements	$2,616	$(1,467)	$1,149
Leases	390	(156)	234
Capitalized software	468	(293)	175
Hilton HHonors	341	(174)	167
Other	38	(28)	10
	$3,853	$(2,118)	$1,735

Non-amortizing Intangible Assets:
Brands	$4,919	$—	$4,919

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizing Intangible Assets:
Management and franchise agreements	$2,609	$(1,303)	$1,306
Leases	410	(144)	266
Capitalized software	409	(201)	208
Hilton HHonors	345	(155)	190
Other	34	(24)	10
	$3,807	$(1,827)	$1,980

Non-amortizing Intangible Assets:
Brands	$4,963	$—	$4,963

We recorded amortization expense of $341 million, $315 million and $285 million for the years ended December 31, 2015, 2014 and 2013, respectively, including $94 million, $79 million and $52 million, respectively, of amortization expense on capitalized software. Changes to our brands intangible asset during the years ended December 31, 2015 and 2014 were due to foreign currency translations.

We estimate our future amortization expense for our amortizing intangible assets to be as follows:

Year	(in millions)
2016	$323
2017	283
2018	255
2019	233
2020	195
Thereafter	446
$1,735

Note 11: Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other were as follows:

	December 31,
	2015	2014
	(in millions)
Accrued employee compensation and benefits	$475	$475
Accounts payable	331	299
Liability for guest loyalty program, current	494	449
Deposit liabilities	212	201
Deferred revenues, current	65	52
Self-insurance reserves, current	90	82
Current liabilities related to assets held for sale	—	36
Other accrued expenses	539	505
	$2,206	$2,099

Deferred revenues and deposit liabilities are related to our timeshare business and hotel operations. Other accrued expenses consist of taxes, rent, interest and other accrued balances.

Note 12: Debt

Long-term Debt

Long-term debt balances, including obligations for capital leases, and associated interest rates as of December 31, 2015 were as follows:

	December 31,
	2015	2014
	(in millions)
Senior secured term loan facility with a rate of 3.50%, due 2020	$4,225	$5,000
Senior notes with a rate of 5.625%, due 2021	1,500	1,500
Commercial mortgage-backed securities loan with an average rate of 4.11%, due 2018(1)	3,418	3,487
Mortgage loans with an average rate of 4.13%, due 2016 to 2022(2)	584	721
Other unsecured notes with a rate of 7.50%, due 2017	54	54
Capital lease obligations with an average rate of 6.54%, due 2018 to 2097	57	72
	9,838	10,834
Less: current maturities of long-term debt	(111)	(10)
Less: unamortized discount on senior secured term loan facility	(17)	(21)
	$9,710	$10,803
____________

(1)	The current maturity date of the variable-rate component of this borrowing is November 1, 2016. We have assumed all extensions, which are solely at our option, were exercised.

(2)	For mortgage loans with maturity date extensions that are solely at our option, we assumed they were exercised.

Senior Secured Credit Facility

In 2013, we entered into a senior secured credit facility (the "Senior Secured Credit Facility"), consisting of a $1.0 billion senior secured revolving credit facility (the "Revolving Credit Facility") and a $7.6 billion senior secured term loan facility (the "Term Loans"). Our Revolving Credit Facility, which matures on October 25, 2018, allows for up to $150 million to be drawn in the form of letters of credit. As of December 31, 2015, we had $45 million of letters of credit outstanding and $955 million of available borrowings under the Revolving Credit Facility. We are currently required to pay a commitment fee of 0.125 percent per annum under the Revolving Credit Facility in respect of the unused commitments thereunder.

The Term Loans, which mature on October 25, 2020, were issued with an original issue discount of 0.50 percent. The Term Loans bear interest at variable rates, at our option, which is payable monthly or quarterly depending upon the variable rate that is chosen.

The obligations of the Senior Secured Credit Facility are unconditionally and irrevocably guaranteed by us and all of our direct or indirect wholly owned domestic subsidiaries, excluding our subsidiaries that are prohibited from providing guarantees as a result of the agreements governing our Timeshare Facility and/or our Securitized Timeshare Debt and our subsidiaries that secure other debt instruments. Additionally, none of our foreign subsidiaries or our non-wholly owned domestic subsidiaries guarantee the Senior Secured Credit Facility. We are required to meet certain covenant and coverage ratios under the terms of our Senior Secured Credit Facility, and we were in compliance with such requirements as of December 31, 2015.

During the year ended December 31, 2015, we made prepayments of $775 million on our Term Loans, including a contractually required prepayment using the net proceeds from the sale of the Hilton Sydney. See Note 4: "Disposals" for further information on the transaction.

Senior Notes

In 2013, we issued $1.5 billion of 5.625% senior notes due in 2021 (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually in cash in arrears on April 15 and October 15 of each year. The Senior Notes are guaranteed on a senior unsecured basis by the same subsidiaries as the Senior Secured Credit Facility. See Note 27: "Condensed Consolidating Guarantor Financial Information" for additional details.

CMBS Loan

In 2013, we entered into a $3.5 billion commercial mortgage-backed securities loan secured by 23 of our U.S. owned real estate assets (the "CMBS Loan"). The CMBS Loan has a fixed-rate component in the amount of $2.625 billion bearing interest at 4.47 percent with a term of five years and an initial $875 million variable-rate component based on one-month LIBOR plus 265 basis points that has an initial term of two years with three one-year extensions solely at our option, for which the rate would increase by 25 basis points during the final extension period. We exercised our first one-year extension on November 1, 2015. Interest for both components is payable monthly. Under this loan, we are required to deposit with the lender certain cash reserves for restricted uses. As of December 31, 2015 and 2014, our consolidated balance sheets included $24 million and $19 million, respectively, of restricted cash and cash equivalents related to the CMBS Loan.

During the years ended December 31, 2015 and 2014, we made contractually required prepayments of $69 million and $13 million, respectively, on the variable-rate component of the CMBS Loan in exchange for the release of certain collateral.

Mortgage Loans

The $525 million Waldorf Astoria Loan was paid in full concurrent with the sale of the Waldorf Astoria New York. See Note 4: "Disposals" for further information on the transaction.

In February 2015, we assumed a $450 million mortgage loan secured by the Bonnet Creek Resort (the "Bonnet Creek Loan") as a result of an acquisition. See Note 3: "Acquisitions" for further information on the transaction. Principal payments, commencing in April 2016, are payable monthly over a 25-year amortization period with the unamortized portion due in full upon maturity. The Bonnet Creek Loan, maturing on April 29, 2018, with an option to extend for one year, bears interest at a variable rate based on one-month LIBOR plus 350 basis points, which is payable monthly. Under this loan, we are required to deposit with the lenders certain cash reserves for restricted uses. As of December 31, 2015, our consolidated balance sheet included $25 million of restricted cash and cash equivalents related to the Bonnet Creek Loan.

As of December 31, 2015 and 2014, we held other mortgage loans of $134 million and $196 million secured by two and seven, respectively, of our properties. In December 2015, we paid in full the $64 million mortgage loan assumed as part of an equity investments exchange in 2014. See Note 3: "Acquisitions" for further information on the initial transaction.

Non-recourse Debt

Non-recourse debt, including obligations for capital leases, and associated interest rates as of December 31, 2015 were as follows:

	December 31,
	2015	2014
	(in millions)
Capital lease obligations of consolidated VIEs with a rate of 6.34%, due 2018 to 2026	$188	$216
Non-recourse debt of consolidated VIEs with an average rate of 2.97%, due 2017 to 2020(1)	32	32
Timeshare Facility with a rate of 1.27%, due 2017	150	150
Securitized Timeshare Debt with an average rate of 1.97%, due 2026	356	481
	726	879
Less: current maturities of non-recourse debt	(117)	(127)
	$609	$752
____________

(1)	Excludes the non-recourse debt of our VIEs that issued the Securitized Timeshare Debt, as it is presented separately.

Timeshare Facility and Securitized Timeshare Debt

In 2013, we entered into a receivables loan agreement that is secured by certain of our timeshare financing receivables. Under the terms of the loan agreement we are permitted to borrow up to a maximum amount of approximately $300 million until December 2016, after which all amounts borrowed must be paid by December 2017. The Timeshare Facility bears interest at a variable rate based on one-month LIBOR plus 100 basis points, which is payable monthly.

In 2014, we issued approximately $304 million of 1.77 percent notes and $46 million of 2.07 percent notes due November 2026. In 2013, we issued approximately $250 million of 2.28 percent notes due January 2026. The Securitized Timeshare Debt is backed by a pledge of assets, consisting primarily of a pool of timeshare financing receivables secured by first mortgages or deeds of trust on timeshare interests. The Securitized Timeshare Debt is a non-recourse obligation and is payable solely from the pool of timeshare financing receivables pledged as collateral to the debt and related assets. A majority of the proceeds from the asset-backed notes were used to reduce the outstanding balance on our Timeshare Facility.

We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Timeshare Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts, totaling $17 million and $25 million as of December 31, 2015 and 2014, respectively, were included in restricted cash and cash equivalents in our consolidated balance sheets.

Debt Maturities

The contractual maturities of our long-term debt and non-recourse debt as of December 31, 2015 were as follows:

Year	(in millions)
2016	$227
2017	285
2018(1)	3,493
2019(1)	481
2020	4,282
Thereafter(1)	1,796
$10,564
____________

(1)	We assumed all extensions that are solely at our option for purposes of calculating maturity dates.

Note 13: Deferred Revenues

Deferred revenues were as follows:

	December 31,
	2015	2014
	(in millions)
Hilton HHonors points sales(1)	$233	$429
Other	50	66
	$283	$495
____________

(1)
In 2013, we sold Hilton HHonors points to issuers of Hilton HHonors co-branded credit cards and recorded deferred revenue upon receipt of the cash. The deferred revenue balance is reduced, and revenue is recognized, as the issuers use the points for promotions, rewards and incentive programs and certain other activities.

Note 14: Other Liabilities

Other long-term liabilities were as follows:

	December 31,
	2015	2014
	(in millions)
Program surplus	$420	$383
Pension obligations	183	204
Other long-term tax liabilities	295	273
Deferred employee compensation and benefits	173	103
Self-insurance reserves	87	83
Guarantee liability	25	37
Other	99	85
	$1,282	$1,168

Program surplus represents obligations to operate our marketing, sales and brand programs on behalf of our hotel owners. Guarantee liability is related to obligations under our outstanding performance guarantees. Our obligations related to the self-insurance claims are expected to be satisfied, on average, over the next three years.

Note 15: Derivative Instruments and Hedging Activities

During the years ended December 31, 2015, 2014 and 2013, derivatives were used to hedge the interest rate risk associated with variable-rate debt as required by certain loan agreements.

During the years ended December 31, 2015 and 2014, derivatives were also used to hedge foreign exchange risk associated with certain foreign currency denominated cash balances.

Cash Flow Hedges

As of December 31, 2015, we held four interest rate swaps with an aggregate notional amount of $1.45 billion, which swap three-month LIBOR on the Term Loans to a fixed rate of 1.87 percent and expire in October 2018. We elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

Non-designated Hedges

As of December 31, 2015, we also held one interest rate cap in the notional amount of $862 million, for the variable-rate component of the CMBS Loan, that expires in November 2016 and caps one-month LIBOR at 6.9 percent, and one interest rate cap in the notional amount of $338 million that expires in May 2016 and caps one-month LIBOR at 3.0 percent on the Bonnet Creek Loan. We did not elect to designate any of these interest rate caps as hedging instruments.

As of December 31, 2015, we held 35 short-term foreign exchange forward contracts with an aggregate notional amount of $144 million to offset exposure to fluctuations in our foreign currency denominated cash balances. We elected not to designate these foreign exchange forward contracts as hedging instruments.

Fair Value of Derivative Instruments

The effects of our derivative instruments on our consolidated balance sheets were as follows:

		Fair Value
	Balance Sheet Classification	2015	2014
		(in millions)
Cash Flow Hedges
Interest rate swaps	Other liabilities	$15	$4

Non-designated Hedges
Interest rate caps(1)	Other assets	—	—
Forward contracts(2)	Other assets	1	—
Forward contracts(2)	Accounts payable, accrued expenses and other	1	—
____________

(1)	The fair values of our interest rate caps were less than $1 million as of December 31, 2015 and 2014.

(2)	The fair values of our forward contracts were less than $1 million as of December 31, 2014.

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our consolidated statements of operations and consolidated statements of comprehensive income (loss) before any effect for income taxes were as follows:

		Amount of Gain (Loss) Recognized in Income
	Classification of Gain (Loss) Recognized	2015	2014	2013
		(in millions)
Cash Flow Hedges
Interest rate swaps(1)	Other comprehensive income (loss)	$(11)	$(14)	$10

Non-designated Hedges
Forward contracts	Gain (loss) on foreign currency transactions	11	1	N/A
____________

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the years ended December 31, 2015, 2014, and 2013.

Note 16: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities, which included related current portions, were as follows:

	December 31, 2015
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$327	$—	$327	$—
Restricted cash equivalents	18	—	18	—
Timeshare financing receivables	1,082	—	—	1,080
Liabilities:
Long-term debt(1)	9,781	1,619	—	8,267
Non-recourse debt(2)	506	—	—	506
Interest rate swaps	15	—	15	—

	December 31, 2014
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$326	$—	$326	$—
Restricted cash equivalents	38	—	38	—
Timeshare financing receivables	1,024	—	—	1,021
Liabilities:
Long-term debt(1)	10,741	1,630	—	9,207
Non-recourse debt(2)	631	—	—	626
Interest rate swaps	4	—	4	—
____________

(1)	Excludes capital lease obligations with a carrying value of $57 million and $72 million as of December 31, 2015 and 2014, respectively.

(2)
Excludes capital lease obligations of consolidated VIEs with a carrying value of $188 million and $216 million as of December 31, 2015 and 2014, respectively and non-recourse debt of consolidated VIEs with a carrying value of $32 million as of December 31, 2015 and 2014.

We believe the carrying amounts of our other financial assets and liabilities approximated fair value as of December 31, 2015 and 2014. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

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

As a result of our acquisition of certain properties, we measured financial and nonfinancial assets and liabilities at fair value on a nonrecurring basis (see Note 3: "Acquisitions") as follows:

	2015	2014
	(in millions)
Property and equipment	$1,868	$144
Long-term debt	450	64

We estimated the fair values of these financial and nonfinancial assets and liabilities using discounted cash flow analyses with the following significant unobservable inputs (Level 3):

	2015	2014
Property and equipment:
Estimated stabilized growth rate	3 - 4 percent	2 - 3 percent
Term	10 - 11 years	11 - 13 years
Terminal capitalization rate(1)	7 - 8 percent	10 - 11 percent
Discount rate(1)	9 - 10 percent	9 - 11 percent

Long-term debt:
Risk adjusted rate	One-month LIBOR plus 275 basis points	N/A(2)
____________

(1)	Reflects the risk profile of the individual markets where the assets are located and are not necessarily indicative of our hotel portfolio as a whole.

(2)	The fair value of the long-term debt approximated the carrying value as the interest rate under the loan agreement approximated current market rates.

Note 17: Leases

We lease hotel properties, land, equipment and corporate office space under operating and capital leases. As of December 31, 2015 and 2014, we leased 69 and 70 hotels, respectively, under operating leases, and five and six hotels, respectively, under capital leases. As of December 31, 2015 and 2014, two of these capital leases were liabilities of VIEs that we consolidated and were non-recourse to us. Our leases expire at various dates from 2016 through 2196, with varying renewal options, and the majority expire before 2026.

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

The future minimum rent payments under non-cancelable leases, due in each of the next five years and thereafter as of December 31, 2015, were as follows:

	Operating Leases	Capital Leases	Non-Recourse Capital Leases
Year	(in millions)
2016	$247	$6	$14
2017	229	6	14
2018	208	6	23
2019	195	6	23
2020	179	6	23
Thereafter	1,442	126	191
Total minimum rent payments	$2,500	156	288
Less: amount representing interest		(99)	(100)
Present value of net minimum rent payments		$57	$188

Rent expense for all operating leases was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Minimum rentals	$290	$293	$271
Contingent rentals	126	146	148
	$416	$439	$419

Note 18: Income Taxes

Our tax provision includes federal, state and foreign income taxes payable. The domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
U.S. income before tax	$1,178	$937	$502
Foreign income before tax	318	210	196
Income before income taxes	$1,496	$1,147	$698

The components of our provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Current:
Federal	$446	$323	$94
State	45	28	15
Foreign	68	100	64
Total current	559	451	173
Deferred:
Federal	(527)	8	160
State	(23)	10	4
Foreign	71	(4)	(99)
Total deferred	(479)	14	65
Total provision for income taxes	$80	$465	$238

Reconciliations of our tax provision at the U.S. statutory rate to the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Statutory U.S. federal income tax provision	$524	$402	$244
State income taxes, net of U.S. federal tax benefit	53	35	31
Foreign income tax expense	119	56	74
Foreign losses not subject to U.S. tax	—	(7)	(24)
Nontaxable liquidation of subsidiaries	(640)	—	—
U.S. benefit of foreign taxes	(118)	(55)	(55)
Change in deferred tax asset valuation allowance	15	14	(121)
Change in basis difference in foreign subsidiaries	8	10	24
Provision for uncertain tax positions	18	5	(19)
Non-deductible share-based compensation	23	11	94
Non-deductible goodwill	77	—	—
Other, net	1	(6)	(10)
Provision for income taxes	$80	$465	$238

During the year ended December 31, 2015, certain of our U.S. subsidiary corporations were converted to limited liability companies and certain of our subsidiary controlled foreign corporations elected to be disregarded for U.S. Federal income tax purposes. These transactions were treated as tax-free liquidations for federal tax purposes. As a result of these liquidation transactions, $512 million of deferred tax liabilities were derecognized. In addition, we recognized $128 million of previously unrecognized deferred tax assets associated with assets and liabilities distributed from the liquidated controlled foreign corporations, resulting in a total deferred tax benefit of $640 million. These previously unrecognized deferred tax assets were a component of our investment in foreign subsidiaries deferred tax balances that were connected to the liquidated controlled foreign corporations. Prior to these liquidations, we did not believe that the benefit of these deferred tax assets would be realized within the foreseeable future; therefore, we did not recognize these deferred tax assets.

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

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax asset (liability) were as follows:

	December 31,
	2015	2014
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$456	$525
Compensation	254	227
Investments	—	34
Other reserves	88	93
Capital lease obligations	100	115
Self-insurance reserves	51	54
Program surplus	79	70
Other	108	41
Total gross deferred tax assets	1,136	1,159
Less: valuation allowance	(491)	(498)
Deferred tax assets	$645	$661

Deferred tax liabilities:
Property and equipment	$(2,198)	$(2,195)
Brands	(1,889)	(1,895)
Amortizable intangible assets	(520)	(526)
Unrealized foreign currency gains	—	(407)
Investments	(11)	—
Investment in foreign subsidiaries	(35)	(81)
Deferred income	(544)	(598)
Deferred tax liabilities	(5,197)	(5,702)
Net deferred taxes	$(4,552)	$(5,041)

As of December 31, 2015, we had state and foreign net operating loss carryforwards of $288 million and $1.6 billion, respectively, which resulted in deferred tax assets of $15 million for state jurisdictions and $441 million for foreign jurisdictions. Approximately $29 million of our deferred tax assets as of December 31, 2015 related to net operating loss carryforwards that will expire between 2016 and 2035 with less than $1 million of that amount expiring in 2016. Approximately $427 million of our deferred tax assets as of December 31, 2015 resulted from net operating loss carryforwards that are not subject to expiration. We believe that it is more likely than not that the benefit from certain state and foreign net operating loss carryforwards will not be realized. In recognition of this assessment, we provided a valuation allowance of $430 million as of December 31, 2015 on the deferred tax assets relating to these state and foreign net operating loss carryforwards. Our valuation allowance decreased $7 million during the year ended December 31, 2015.

We classify reserves for tax uncertainties within current income taxes payable and other long-term liabilities in our consolidated balance sheets. Reconciliations of the beginning and ending amount of unrecognized tax benefits were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Balance at beginning of year	$401	$435	$469
Additions for tax positions related to the prior year	12	25	1
Additions for tax positions related to the current year	8	10	5
Reductions for tax positions for prior years	(4)	(63)	(2)
Settlements	(4)	(1)	(35)
Lapse of statute of limitations	(2)	(2)	(2)
Currency translation adjustment	(4)	(3)	(1)
Balance at end of year	$407	$401	$435

The changes to our unrecognized tax benefits during the years ended December 31, 2015 and 2014 were primarily the result of items identified, resolved and settled as part of our ongoing U.S. federal audit. We recognize interest and penalties accrued related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, we had accrued approximately $27 million and $22 million, respectively, for the payment of interest and penalties. We accrued approximately $5 million, $8 million and $4 million during the years ended December 31, 2015, 2014 and 2013, respectively. Included in the balance of uncertain tax positions as of December 31, 2015 and 2014 were $377 million and $367 million, respectively, associated with positions that if favorably resolved would provide a benefit to our effective tax rate. As a result of the expected resolution of examination issues with federal, state, and foreign tax authorities, we believe it is reasonably possible that during the next 12 months the amount of unrecognized tax benefits will decrease up to $220 million.

We file income tax returns, including returns for our subsidiaries, with federal, state and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service ("IRS") on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. We are no longer subject to U.S. federal income tax examination for years through 2004. As of December 31, 2015, we remain subject to federal examinations from 2005-2014, state examinations from 2003-2014 and foreign examinations of our income tax returns for the years 1996 through 2014.

In April 2014, we received 30-day Letters from the IRS and the Revenue Agents Report ("RAR") for the 2006 and October 2007 tax years. We disagreed with several of the proposed adjustments in the RAR, filed a formal appeals protest with the IRS and did not make any tax payments related to this audit. The issues being protested in appeals relate to assertions by the IRS that: (1) certain foreign currency-denominated, intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries; (2) in calculating the amount of U.S. taxable income resulting from our Hilton HHonors guest loyalty program, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed; and (3) certain foreign-currency denominated loans issued by one of our Luxembourg subsidiaries whose functional currency is USD, should instead be treated as issued by one of our Belgian subsidiaries whose functional currency is the euro, and thus foreign currency gains and losses with respect to such loans should have been measured in euros, instead of USD. Additionally, during 2014, the IRS commenced its audit of tax years December 2007 through 2010. During 2015, we received Notices of Proposed Adjustments for tax years December 2007 through 2010 which reflect the carryover effect of the three protested issues from 2006 through October 2007. We intend to protest these proposed adjustments in appeals. In total, the proposed adjustments sought by the IRS would result in additional U.S. federal tax owed of approximately $874 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to our Hilton HHonors guest loyalty program would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. We plan to pursue all available administrative remedies, and if we are not able to resolve these matters administratively, we plan to pursue judicial remedies. Accordingly, as of December 31, 2015, no accrual has been made for these amounts.

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

Note 19: Employee Benefit Plans

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

The following table presents the projected benefit obligation, fair value of plan assets, the funded status and the accumulated benefit obligation for the Domestic Plan, the U.K. Plan and the International Plans:

	Domestic Plan		U.K. Plan		International Plans
	2015	2014	2015	2014	2015	2014
	(in millions)
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$425	$424	$415	$380	$115	$112
Service cost	—	—	1	1	2	2
Interest cost	16	17	15	17	2	4
Employee contributions	—	—	—	—	—	—
Actuarial loss (gain)	(8)	51	(5)	55	(1)	13
Settlements and curtailments	(14)	(25)	—	—	(4)	(1)
Effect of foreign exchange rates	—	—	(19)	(25)	(4)	(8)
Benefits paid	(25)	(42)	(16)	(13)	(28)	(7)
Other	—	—	—	—	—	—
Benefit obligation at end of year	$394	$425	$391	$415	$82	$115

Change in Plan Assets:
Fair value of plan assets at beginning of year	$283	$320	$390	$385	$85	$87
Actual return on plan assets, net of expenses	(11)	20	(1)	41	—	5
Employer contribution	32	10	13	1	8	6
Employee contributions	—	—	—	—	—	—
Effect of foreign exchange rates	—	—	(18)	(24)	(1)	(5)
Benefits paid	(25)	(42)	(16)	(13)	(28)	(7)
Settlements	(14)	(25)	—	—	(4)	(1)
Other	—	—	—	—	—	—
Fair value of plan assets at end of year	265	283	368	390	60	85
Funded status at end of year (overfunded/ (underfunded))	(129)	(142)	(23)	(25)	(22)	(30)
Accumulated benefit obligation	$394	$425	$391	$415	$82	$115

Amounts recognized in the consolidated balance sheets consisted of:

	Domestic Plan		U.K. Plan		International Plans
	2015	2014	2015	2014	2015	2014
	(in millions)
Other assets	$2	$1	$—	$—	$7	$6
Accounts payable, accrued expenses and other	—	—	—	—	—	—
Other liabilities	(131)	(143)	(23)	(25)	(29)	(36)
Net amount recognized	$(129)	$(142)	$(23)	$(25)	$(22)	$(30)

Amounts recognized in accumulated other comprehensive loss consisted of:

	Domestic Plan			U.K. Plan			International Plans
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(in millions)
Net actuarial loss (gain)	$15	$42	$(67)	$16	$33	$—	$1	$10	$(12)
Prior service cost (credit)	(4)	(4)	(12)	—	—	3	—	—	—
Amortization of net gain	(3)	(7)	(3)	(2)	(1)	(4)	(9)	(1)	(2)
Net amount recognized	$8	$31	$(82)	$14	$32	$(1)	$(8)	$9	$(14)

The estimated unrecognized net losses and prior service cost that will be amortized into net periodic pension cost over the next fiscal year were as follows:

	Domestic Plan			U.K. Plan			International Plans
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(in millions)
Unrecognized net losses	$2	$3	$1	$2	$2	$1	$—	$1	$1
Unrecognized prior service cost	4	4	4	—	—	—	—	—	—
Amount unrecognized	$6	$7	$5	$2	$2	$1	$—	$1	$1

The net periodic pension cost (credit) was as follows:

	Domestic Plan			U.K. Plan			International Plans
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(in millions)
Service cost	$7	$7	$4	$2	$1	$5	$3	$2	$4
Interest cost	16	17	17	15	17	17	2	4	4
Expected return on plan assets	(19)	(18)	(18)	(25)	(24)	(23)	(4)	(4)	(4)
Amortization of prior service cost (credit)	4	4	4	—	—	(3)	—	—	—
Amortization of net loss	3	1	3	2	1	4	—	1	1
Settlement losses	—	5	—	—	—	—	10	1	—
Net periodic pension cost (credit)	$11	$16	$10	$(6)	$(5)	$—	$11	$4	$5

The weighted-average assumptions used to determine benefit obligations were as follows:

	Domestic Plan		U.K. Plan		International Plans
	2015	2014	2015	2014	2015	2014
Discount rate	4.3%	3.9%	3.9%	3.8%	3.5%	3.3%
Salary inflation	N/A	N/A	1.7%	1.6%	2.1%	2.2%
Pension inflation	N/A	N/A	2.8%	2.8%	1.6%	1.8%

The weighted-average assumptions used to determine net periodic pension cost (credit) were as follows:

	Domestic Plan			U.K. Plan			International Plans
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	3.9%	4.7%	3.9%	3.8%	4.7%	4.7%	3.3%	4.3%	3.8%
Expected return on plan assets	7.5%	7.5%	7.5%	6.5%	6.5%	6.5%	5.1%	6.0%	6.3%
Salary inflation	N/A	N/A	N/A	1.6%	1.9%	1.9%	2.2%	2.3%	2.2%
Pension inflation	N/A	N/A	N/A	2.8%	3.0%	2.8%	1.8%	1.9%	2.0%

The investment objectives for the various plans are preservation of capital, current income and long-term growth of capital. All plan assets are managed by outside investment managers and do not include investments in Company stock. Asset allocations are reviewed periodically.

Expected long-term returns on plan assets are determined using historical performance for debt and equity securities held by our plans, actual performance of plan assets and current and expected market conditions. Expected returns are formulated based on the target asset allocation. The target asset allocation for the Domestic Plan as a percentage of total plan assets as of December 31, 2015 and 2014 was 60 percent in funds that invest in equity securities and 40 percent in funds that invest in debt securities. The U.K. Plan and International Plans target asset allocation as a percentage of total plan assets, as of December 31, 2015 and 2014, was 65 percent in funds that invest in equity and debt securities and 35 percent in bond funds.

The following tables present the fair value hierarchy of total plan assets measured at fair value by asset category. The fair value of Level 2 assets were based on available market pricing information of similar financial instruments. There were no Level 3 assets as of December 31, 2015 and 2014.

	December 31, 2015
	Domestic Plan		U.K. Plan		International Plans
	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2
	(in millions)
Cash and cash equivalents	$—	$—	$—	$—	$10	$—
Equity funds	64	—	—	—	4	7
Debt securities	2	71	—	—	—	—
Bond funds	—	—	—	—	—	7
Common collective trusts	—	128	—	368	—	32
Other	—	—	—	—	—	—
Total	$66	$199	$—	$368	$14	$46

	December 31, 2014
	Domestic Plan		U.K. Plan		International Plans
	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2
	(in millions)
Cash and cash equivalents	$—	$—	$—	$—	$9	$—
Equity funds	65	—	—	—	5	9
Debt securities	8	86	—	—	—	—
Bond funds	—	—	—	—	—	15
Common collective trusts	—	124	—	390	—	46
Other	—	—	—	—	—	1
Total	$73	$210	$—	$390	$14	$71
We expect to contribute approximately $14 million, $6 million and $3 million to the Domestic Plan, the U.K. Plan and the International Plans, respectively, in 2016.

As of December 31, 2015, the benefits expected to be paid in the next five years and in the aggregate for the five years thereafter were as follows:

	Domestic Plan	U.K. Plan	International Plans
Year	(in millions)
2016	$32	$15	$8
2017	28	16	4
2018	27	16	4
2019	26	16	4
2020	26	17	5
2021-2025	127	87	22
	$266	$167	$47

Domestic Plan

As of January 1, 2007, the frozen Domestic Plan and plans maintained for certain domestic hotels currently or formerly managed by us were merged into a multiple employer plan. As of December 31, 2015, the multiple employer plan had combined assets of $287 million and a projected benefit obligation of $419 million.

Other Benefit Plans

We also have plans covering qualifying employees and non-officer directors (the "Supplemental Plans"). Benefits for the Supplemental Plans are based upon years of service and compensation. Since December 31, 1996, employees and non-officer directors have not accrued additional benefits under the Supplemental Plans. These plans are self-funded by us and, therefore, have no plan assets isolated to pay benefits due to employees. As of December 31, 2015 and 2014, these plans had benefit obligations of $17 million and $13 million, respectively, which were fully accrued in our consolidated balance sheets. Expense incurred under the Supplemental Plans for the years ended December 31, 2015, 2014 and 2013 were less than $1 million in each period.

We have various employee defined contribution investment plans whereby we contribute matching percentages of employee contributions. The aggregate expense under these plans totaled $23 million, $23 million and $20 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 20: Share-Based Compensation

Stock Plan

We recorded share-based compensation expense for awards granted under the Stock Plan of $96 million and $90 million during the years ended December 31, 2015 and 2014, respectively, which includes amounts reimbursed by hotel owners. Compensation expense under the Stock Plan for the year ended December 31, 2013 was less than $1 million. The total tax benefit recognized related to this compensation expense was $37 million and $34 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, we accrued $7 million and $12 million, respectively, in accounts payable, accrued expenses and other in our consolidated balance sheets for certain awards settled in cash.

As of December 31, 2015 and 2014, unrecognized compensation costs for unvested awards was approximately $96 million and $98 million, respectively. As of December 31, 2015, we expect to recognize these unrecognized compensation costs over a weighted-average period of 1.7 years on a straight-line basis. There were 68,627,645 shares of common stock available for future issuance under the Stock Plan as of December 31, 2015.

Restricted Stock Units

The following table summarizes the activity of our RSUs during the year ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2014	5,276,917	$21.53
Granted	2,038,639	27.46
Vested	(3,180,165)	21.53
Forfeited	(397,140)	24.12
Outstanding as of December 31, 2015	3,738,251	24.48

Stock Options

The following table summarizes the activity of our options during the year ended December 31, 2015:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2014	986,128	$21.53
Granted	928,585	27.46
Exercised	(17,508)	21.53
Forfeited, canceled or expired	(46,708)	22.30
Outstanding as of December 31, 2015	1,850,497	24.49
Exercisable as of December 31, 2015	299,615	21.53

The grant date fair value of each of these option grants was $8.39 and $7.58, in 2015 and 2014, respectively, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Year Ended December 31,
	2015	2014
Expected volatility(1)	28.00%	33.00%
Dividend yield(2)	—%	—%
Risk-free rate(3)	1.67%	1.85%
Expected term (in years)(4)	6.0	6.0
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

(2)	At the date of grant we had no plans to pay dividends during the expected term of these options.

(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.

(4)	Estimated using the average of the vesting periods and the contractual term of the options.

Performance Shares

The following table summarizes the activity of our performance shares during the year ended December 31, 2015:

	Relative Shareholder Return		EBITDA CAGR
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2014	520,762	$23.56	520,762	$21.53
Granted	613,570	32.98	613,570	27.46
Vested	—	—	—	—
Forfeited	(35,249)	24.30	(35,249)	22.00
Outstanding as of December 31, 2015	1,099,083	28.79	1,099,083	24.83

The grant date fair value of each of the performance shares based on relative shareholder return was determined using a Monte Carlo simulation valuation model with the following assumptions:

	Year Ended December 31,
	2015	2014
Expected volatility(1)	24.00%	30.00%
Dividend yield(2)	—%	—%
Risk-free rate(3)	1.04%	0.70%
Expected term (in years)(4)	2.8	2.8
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

For performance shares based on our EBITDA CAGR, we determined that the performance condition is probable of achievement and as of December 31, 2015, we recognized compensation expense based on the anticipated achievement percentage as follows:

Achievement Percentage
Performance shares granted in 2014	150%
Performance shares granted in 2015	150%

Deferred Share Units

During the year ended December 31, 2015 we issued to certain eligible non-employee directors 18,538 DSUs with a weighted average grant date fair value of $28.32, which are fully vested and non-forfeitable on the grant date.

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

On December 11, 2013, in connection with our IPO, the Tier I liability awards of $52 million that remained outstanding became fully vested and were paid within 30 days. Additionally, the Tier II equity awards that remained outstanding were exchanged for restricted shares of common stock of equivalent economic value that vested as follows: (i) 40 percent of each award vested on December 11, 2013, the pricing date of our IPO; (ii) 40 percent of each award vested on December 11, 2014, the first anniversary of the pricing date of our IPO, contingent upon continued employment through that date; and (iii) 20 percent of each award vested on May 14, 2015, the date that Blackstone and their affiliates ceased to own 50 percent or more of the shares of the Company, contingent upon continued employment through that date. We recorded incremental share-based compensation expense of $306 million during the year ended December 31, 2013 as a result of this modification.

The following table summarizes our common stock activity related to the Promote Plan during the year ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance as of December 31, 2014	3,445,812	$20.00
Granted	—	—
Vested	(3,417,045)	20.11
Forfeited	(28,767)	20.00
Balance as of December 31, 2015	—	—

Total cash payments under the Promote Plan during the years ended December 31, 2014 and 2013 were $4 million and $65 million, respectively.

We recorded total compensation expense under the Promote Plan of $66 million, $32 million and $313 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Cash-based Long-term Incentive Plan

In February 2014, we terminated a cash-based, long-term incentive plan and reversed the associated accruals resulting in a reduction of compensation expense of approximately $25 million for the year ended December 31, 2014.

Note 21: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	December 31,
	2015	2014	2013
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$1,404	$673	$415
Denominator:
Weighted average shares outstanding	986	985	923
Basic EPS	$1.42	$0.68	$0.45

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$1,404	$673	$415
Denominator:
Weighted average shares outstanding	989	986	923
Diluted EPS	$1.42	$0.68	$0.45

Approximately 1 million share-based awards were excluded from the computation of diluted EPS for the years ended December 31, 2015 and 2014 because their effect would have been anti-dilutive under the treasury stock method.

Note 22: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2012	$(212)	$(194)	$—	$(406)

Other comprehensive income before reclassifications	67	54	6	127
Amounts reclassified from accumulated other comprehensive loss	9	6	—	15
Net current period other comprehensive income	76	60	6	142

Balance as of December 31, 2013	(136)	(134)	6	(264)

Other comprehensive loss before reclassifications	(299)	(49)	(9)	(357)
Amounts reclassified from accumulated other comprehensive loss	(5)	4	—	(1)
Net current period other comprehensive loss	(304)	(45)	(9)	(358)

Equity contribution to consolidated variable interest entities	(6)	—	—	(6)

Balance as of December 31, 2014	(446)	(179)	(3)	(628)

Other comprehensive loss before reclassifications	(150)	(21)	(7)	(178)
Amounts reclassified from accumulated other comprehensive loss	16	6	—	22
Net current period other comprehensive loss	(134)	(15)	(7)	(156)

Balance as of December 31, 2015	$(580)	$(194)	$(10)	$(784)
____________

(1)	Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature.

The following table presents additional information about reclassifications out of accumulated other comprehensive loss; amounts in parentheses indicate a loss in our consolidated statements of operations:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Currency translation adjustment:
Sale and liquidation of foreign assets(1)	$(25)	$3	$(15)
Gains on net investment hedges (2)	—	2	1
Tax benefit(3)(4)	9	—	5
Total currency translation adjustment reclassifications for the period, net of taxes	(16)	5	(9)

Pension liability adjustment:
Amortization of prior service cost(5)	(4)	(4)	(1)
Amortization of net loss(5)	(5)	(3)	(8)
Tax benefit(3)	3	3	3
Total pension liability adjustment reclassifications for the period, net of taxes	(6)	(4)	(6)

Total reclassifications for the period, net of tax	$(22)	$1	$(15)
____________

(1)
Reclassified out of accumulated other comprehensive loss to gain on sales of assets, net for the year ended December 31, 2015 and other gain (loss), net for the years ended December 31, 2014 and 2013 in our consolidated statements of operations. See Note 4: "Disposals" for additional information.

(2)	Reclassified out of accumulated other comprehensive loss to gain (loss) on foreign currency transactions in our consolidated statement of operations.

(3)	Reclassified out of accumulated other comprehensive loss to income tax expense in our consolidated statements of operations.

(4)	The tax benefit was less than $1 million for the year ended December 31, 2014.

(5)
Reclassified out of accumulated other comprehensive loss to general, administrative and other in our consolidated statements of operations. These amounts were included in the computation of net periodic pension cost. See Note 19: "Employee Benefit Plans" for additional information.

Note 23: Business Segments

We are a diversified hospitality company with operations organized in three distinct operating segments: ownership, management and franchise and timeshare. Each segment is managed separately because of its distinct economic characteristics.

The ownership segment included 146 properties totaling 59,463 rooms, comprising 123 hotels that we wholly owned or leased, three consolidated non-wholly owned entities, three consolidated VIEs and unconsolidated investments in affiliates that owned or operated 17 properties, as of December 31, 2015. While we do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment revenues, we manage these investments in our ownership segment.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us under one of our proprietary brand names in our brand portfolio. As of December 31, 2015, this segment included 544 managed hotels and 3,875 franchised hotels totaling 4,419 hotels consisting of 691,887 rooms. This segment also earns fees for managing properties in our ownership and timeshare segment.

The timeshare segment includes the development of vacation ownership clubs and resorts, marketing and selling of timeshare intervals, providing timeshare customer financing and resort operations. This segment also provides assistance to third-party developers in selling their timeshare inventory. As of December 31, 2015, this segment included 45 timeshare properties totaling 7,152 units.

Corporate and other represents revenues and related operating expenses generated by the incidental support of hotel operations for owned, leased, managed and franchised hotels and other rental income, as well as corporate assets and related expenditures.

The performance of our operating segments is evaluated primarily based on Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses; (v) furniture, fixtures and equipment ("FF&E") replacement reserves required under certain lease agreements; (vi) reorganization costs; (vii) share-based and certain other compensation expenses; (viii) severance, relocation and other expenses; and (ix) other items. To align with management's view of allocating resources and assessing the performance of our segments and to facilitate comparisons with our competitors, beginning in the first quarter of 2015, Adjusted EBITDA excluded all share-based compensation expense, not just share-based compensation expense recognized in connection with equity issued prior to and in connection with our IPO. We have applied this change in the definition to historical results presented to allow for comparability.

The following table presents revenues and Adjusted EBITDA for our reportable segments, reconciled to consolidated amounts:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Revenues:
Ownership(1)(2)	$4,262	$4,271	$4,075
Management and franchise(3)	1,691	1,468	1,271
Timeshare	1,308	1,171	1,109
Segment revenues	7,261	6,910	6,455
Other revenues from managed and franchised properties	4,130	3,691	3,405
Other revenues(4)	91	99	69
Intersegment fees elimination(1)(2)(3)(4)	(210)	(198)	(194)
Total revenues	$11,272	$10,502	$9,735

Adjusted EBITDA:
Ownership(1)(2)(3)(4)(5)	$1,064	$1,000	$926
Management and franchise(3)	1,691	1,468	1,271
Timeshare(1)(3)	352	337	297
Corporate and other(2)(4)	(228)	(255)	(284)
Adjusted EBITDA	$2,879	$2,550	$2,210
____________

(1)
Includes charges to timeshare operations for rental fees and fees for other amenities, which were eliminated in our consolidated financial statements. These charges totaled $25 million, $28 million and $26 million for the years ended December 31, 2015, 2014 and 2013, respectively. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the ownership segment and a cost to timeshare Adjusted EBITDA.

(2)	Includes various other intercompany charges of $4 million, $4 million and $3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)
Includes management, royalty and intellectual property fees of $131 million, $113 million and $100 million for the years ended December 31, 2015, 2014 and 2013, respectively. These fees are charged to consolidated owned and leased properties and were eliminated in our consolidated financial statements. Also includes a licensing fee of $43 million, $44 million and $56 million for the years ended December 31, 2015, 2014 and 2013, respectively, which is charged to our timeshare segment by our management and franchise segment and was eliminated in our consolidated financial statements. While the net effect is zero, our measures of segment revenues and Adjusted EBITDA include these fees as a benefit to the management and franchise segment and a cost to ownership Adjusted EBITDA and timeshare Adjusted EBITDA.

(4)
Includes charges to consolidated owned and leased properties for services provided by our wholly owned laundry business of $7 million, $9 million and $9 million for the years ended December 31, 2015, 2014 and 2013, respectively. These charges were eliminated in our consolidated financial statements.

(5)	Includes unconsolidated affiliate Adjusted EBITDA.

The table below provides a reconciliation of net income attributable to Hilton stockholders to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net income attributable to Hilton stockholders	$1,404	$673	$415
Interest expense	575	618	620
Income tax expense	80	465	238
Depreciation and amortization	692	628	603
Interest expense, income tax and depreciation and amortization included in equity in earnings from unconsolidated affiliates	32	37	45
EBITDA	2,783	2,421	1,921
Net income attributable to noncontrolling interests	12	9	45
Gain on sales of assets, net	(306)	—	—
Loss (gain) on foreign currency transactions	41	(26)	45
FF&E replacement reserve	48	46	46
Share-based compensation expense	162	74	313
Impairment loss	9	—	—
Gain on debt extinguishment	—	—	(229)
Other loss (gain), net	1	(37)	(7)
Other adjustment items(1)	129	63	76
Adjusted EBITDA	$2,879	$2,550	$2,210
____________

(1)	Includes $95 million of severance costs related to the sale of the Waldorf Astoria New York for the year ended December 31, 2015.

The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	December 31,
	2015	2014
	(in millions)
Ownership	$11,359	$11,595
Management and franchise	10,392	10,530
Timeshare	1,939	1,840
Corporate and other	2,026	2,160
	$25,716	$26,125

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Ownership	$277	$245	$240
Timeshare	17	14	8
Corporate and other	16	9	6
	$310	$268	$254

Total revenues by country were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
U.S.	$8,844	$7,927	$7,262
All other	2,428	2,575	2,473
	$11,272	$10,502	$9,735

Other than the U.S., there were no countries that individually represented more than 10 percent of total revenues for the years ended December 31, 2015, 2014 and 2013.

Property and equipment, net by country were as follows:

	December 31,
	2015	2014
	(in millions)
U.S.(1)	$8,612	$6,673
All other	507	810
	$9,119	$7,483
____________

(1)	Excludes property and equipment, net held for sale as of December 31, 2014, all of which was located in the U.S.

Other than the U.S. there were no countries that individually represented over 10 percent of total property and equipment, net as of December 31, 2015 and 2014.

Note 24: Commitments and Contingencies

As of December 31, 2015, we had outstanding guarantees of $25 million, with remaining terms ranging from four years to seven years, for debt and other obligations of third parties. We have one letter of credit for $25 million that has been pledged as collateral for one of these guarantees. Although we believe it is unlikely that material payments will be required under these guarantees or letter of credit, there can be no assurance that this will be the case.

We have also provided performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of December 31, 2015, we had six contracts containing performance guarantees, with expirations ranging from 2019 to 2030, and possible cash outlays totaling approximately $83 million. Our obligations under these guarantees in future periods are dependent on the operating performance levels of these hotels over the remaining terms of the performance guarantees. As of December 31, 2015 and 2014, we recorded current liabilities of approximately $8 million and non-current liabilities of approximately $25 million and $37 million, respectively, in our consolidated balance sheets for obligations under our outstanding performance guarantees that are related to certain VIEs for which we are not the primary beneficiary.

As of December 31, 2015, we had outstanding commitments under third-party contracts of approximately $56 million for capital expenditures at certain owned and leased properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We have entered into an agreement with an affiliate of the owner of a hotel whereby we have agreed to provide a $60 million junior mezzanine loan to finance the construction of a new hotel. The junior mezzanine loan is subordinated to a senior mortgage loan and senior mezzanine loan provided by third parties unaffiliated with us and is being funded on a pro rata basis with these loans as the construction costs are incurred. During the year ended December 31, 2015, we funded $17 million of this commitment, and we currently expect to fund the remainder of our commitment as follows: $39 million in 2016 and $4 million in 2017.

We have entered into certain arrangements with developers whereby we have committed to purchase timeshare units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of December 31, 2015, we are committed to purchase approximately $206 million of inventory over a period of four years. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the years ended December 31, 2015, 2014 and 2013, we purchased $17 million, $29 million and $35 million, respectively, of timeshare inventory as required under our commitments. As of December 31, 2015, our remaining obligation pursuant to these arrangements was expected to be incurred as follows: $16 million in 2016, $8 million in 2017 and $182 million in 2019.

During 2010, an affiliate of Blackstone settled a $75 million liability on our behalf in conjunction with a lawsuit settlement by entering into service contracts with the plaintiff. We recorded the portion settled by this affiliate as a capital contribution. Additionally, as part of the settlement, we entered into a guarantee with the plaintiff to pay any shortfall that this affiliate does not fund related to those service contracts up to the value of the settlement amount made by the affiliate. The remaining potential exposure under this guarantee as of December 31, 2015 was approximately $22 million. We have not accrued a liability for this guarantee as we believe the likelihood of any material funding to be remote.

We are involved in other litigation arising from the normal course of business, some of which includes claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of December 31, 2015 will not have a material effect on our consolidated results of operations, financial position or cash flows.

Note 25: Related Party Transactions

Investment in Affiliates

We hold investments in affiliates that own or lease properties that we manage. See Note 8: "Investments in Affiliates" for additional information. The following tables summarize amounts included in our consolidated financial statements related to these management agreements:

	December 31,
	2015	2014
	(in millions)
Balance Sheets
Assets:
Accounts receivable, net	$23	$19
Management and franchise contracts, net	20	16

Liabilities:
Accounts payable, accrued expenses and other	10	10

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Statements of Operations
Revenues:
Management and franchise fees and other	$24	$25	$31
Other revenues from managed and franchised properties	166	167	174

Expenses:
Other expenses from managed and franchised properties	166	167	174

Non-operating income and expenses:
Interest income	—	1	3

Statements of Cash Flows
Investing Activities:
Contract acquisition costs	4	—	—

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

	December 31,
	2015	2014
	(in millions)
Balance Sheets
Assets:
Accounts receivable, net	$21	$52
Management and franchise contracts, net	16	38

Liabilities:
Accounts payable, accrued expenses and other	9	22

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Statements of Operations
Revenues:
Management and franchise fees and other	$48	$60	$42
Other revenues from managed and franchised properties	160	293	174

Expenses:
Other expenses from managed and franchised properties	160	293	174

Statements of Cash Flows
Investing Activities:
Contract acquisition costs	—	7	15

During the year ended December 31, 2015, we acquired, as part of a tax deferred exchange of real property, certain properties from sellers affiliated with Blackstone for a total purchase price of $1.76 billion. See Note 3: "Acquisitions" for additional details.

In 2014, we completed the sale of certain land and easement rights at one of our hotels to an affiliate of Blackstone in connection with a timeshare project. The total consideration received for this transaction was approximately $37 million. See Note 4: "Disposals" for additional details.

We also purchase products and services from entities affiliated with or owned by Blackstone. The fees paid for these products and services were $32 million, $31 million and $24 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Note 26: Supplemental Disclosures of Cash Flow Information

Interest paid during the years ended December 31, 2015, 2014 and 2013, was $485 million, $514 million and $535 million, respectively.

Income taxes, net of refunds, paid during the years ended December 31, 2015, 2014 and 2013 were $475 million, $429 million and $233 million, respectively.

In connection with our IPO in 2013, we incurred net underwriting discounts and commissions of $27 million and other offering expenses of $12 million, which are included in net proceeds from issuance of common stock in our consolidated statement of cash flows.

The following non-cash investing and financing activities were excluded from the consolidated statements of cash flows:

•	In 2015, we assumed the $450 million Bonnet Creek Loan as a result of an acquisition.

•
In 2015, one of our consolidated VIEs modified the terms of its capital lease resulting in a reduction in non-recourse debt of $24 million. See Note 9: "Consolidated Variable Interest Entities" for further discussion.

•	In 2014, we transferred $45 million of property and equipment to timeshare inventory as part of a conversion of certain floors at one of our owned properties into timeshare units.

•
In 2014, we completed an equity investments exchange with a joint venture partner where we acquired $144 million of property and equipment, $1 million of other intangible assets and assumed $64 million of long-term debt. We also disposed of $59 million in equity method investments. See Note 3: "Acquisitions" for further discussion.

•	In 2014, we restructured a capital lease in conjunction with a rent arbitration ruling, for which we recorded an additional capital lease asset and obligation of $11 million.

•	In 2013, one of our consolidated VIEs restructured the terms of its capital lease resulting in a reduction in our capital lease asset and obligation of $44 million and $48 million, respectively.

Note 27: Condensed Consolidating Guarantor Financial Information

In October 2013, Hilton Worldwide Finance LLC and Hilton Worldwide Finance Corp. (the "Subsidiary Issuers"), entities formed in August 2013 which are 100 percent owned by the Parent, issued the Senior Notes. The obligations of the Subsidiary Issuers are guaranteed jointly and severally on a senior unsecured basis by the Parent and certain of the Parent's 100 percent owned domestic restricted subsidiaries (the "Guarantors"). The indenture that governs the Senior Notes provides that any subsidiary of the Company that provides a guarantee of the Senior Secured Credit Facility will guarantee the Senior Notes. None of our foreign subsidiaries or U.S. subsidiaries owned by foreign subsidiaries or conducting foreign operations; our non-wholly owned subsidiaries; our subsidiaries that secure the CMBS Loan and $450 million in mortgage loans; or certain of our special purpose subsidiaries formed in connection with our Timeshare Facility and Securitized Timeshare Debt guarantee the Senior Notes (collectively, the "Non-Guarantors").

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

The following schedules present the condensed consolidating financial information as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013, for the Parent, Subsidiary Issuers, Guarantors and Non-Guarantors.

	December 31, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$223	$386	$—	$609
Restricted cash and cash equivalents	—	—	148	99	—	247
Accounts receivable, net	—	—	501	375	—	876
Intercompany receivables	—	—	89	—	(89)	—
Inventories	—	—	419	23	—	442
Current portion of financing receivables, net	—	—	55	19	—	74
Current portion of securitized financing receivables, net	—	—	—	55	—	55
Prepaid expenses	—	—	39	129	(21)	147
Income taxes receivable	—	—	120	—	(23)	97
Other	—	—	9	29	—	38
Total current assets	—	—	1,603	1,115	(133)	2,585
Property, Intangibles and Other Assets:
Property and equipment, net	—	—	304	8,815	—	9,119
Financing receivables, net	—	—	451	141	—	592
Securitized financing receivables, net	—	—	—	295	—	295
Investments in affiliates	—	—	94	44	—	138
Investments in subsidiaries	6,166	11,854	5,232	—	(23,252)	—
Goodwill	—	—	3,851	2,036	—	5,887
Brands	—	—	4,405	514	—	4,919
Management and franchise contracts, net	—	—	877	272	—	1,149
Other intangible assets, net	—	—	402	184	—	586
Deferred income tax assets	24	3	—	78	(27)	78
Other	—	70	165	133	—	368
Total property, intangibles and other assets	6,190	11,927	15,781	12,512	(23,279)	23,131

TOTAL ASSETS	$6,190	$11,927	$17,384	$13,627	$(23,412)	$25,716

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$39	$1,542	$646	$(21)	$2,206
Intercompany payables	—	—	—	89	(89)	—
Current maturities of long-term debt	—	—	—	111	—	111
Current maturities of non-recourse debt	—	—	—	117	—	117
Income taxes payable	—	—	6	50	(23)	33
Total current liabilities	—	39	1,548	1,013	(133)	2,467
Long-term debt	—	5,708	54	3,948	—	9,710
Non-recourse debt	—	—	—	609	—	609
Deferred revenues	—	—	282	1	—	283
Deferred income tax liabilities	—	—	2,041	2,616	(27)	4,630
Liability for guest loyalty program	—	—	784	—	—	784
Other	205	14	821	242	—	1,282
Total liabilities	205	5,761	5,530	8,429	(160)	19,765

Equity:
Total Hilton stockholders' equity	5,985	6,166	11,854	5,232	(23,252)	5,985
Noncontrolling interests	—	—	—	(34)	—	(34)
Total equity	5,985	6,166	11,854	5,198	(23,252)	5,951

TOTAL LIABILITIES AND EQUITY	$6,190	$11,927	$17,384	$13,627	$(23,412)	$25,716

	December 31, 2014
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$270	$296	$—	$566
Restricted cash and cash equivalents	—	—	135	67	—	202
Accounts receivable, net	—	—	478	366	—	844
Intercompany receivables	—	—	46	—	(46)	—
Inventories	—	—	380	24	—	404
Current portion of financing receivables, net	—	—	47	19	—	66
Current portion of securitized financing receivables, net	—	—	—	62	—	62
Prepaid expenses	—	—	29	124	(20)	133
Income taxes receivable	—	—	154	—	(22)	132
Other	—	—	15	75	—	90
Total current assets	—	—	1,554	1,033	(88)	2,499
Property, Intangibles and Other Assets:
Property and equipment, net	—	—	305	7,178	—	7,483
Property and equipment, net held for sale	—	—	—	1,543	—	1,543
Financing receivables, net	—	—	272	144	—	416
Securitized financing receivables, net	—	—	—	406	—	406
Investments in affiliates	—	—	123	47	—	170
Investments in subsidiaries	4,924	11,361	4,935	—	(21,220)	—
Goodwill	—	—	3,847	2,307	—	6,154
Brands	—	—	4,405	558	—	4,963
Management and franchise contracts, net	—	—	1,007	299	—	1,306
Other intangible assets, net	—	—	466	208	—	674
Deferred income tax assets	22	1	—	155	(23)	155
Other	—	85	119	152	—	356
Total property, intangibles and other assets	4,946	11,447	15,479	12,997	(21,243)	23,626

TOTAL ASSETS	$4,946	$11,447	$17,033	$14,030	$(21,331)	$26,125

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$40	$1,384	$695	$(20)	$2,099
Intercompany payables	—	—	—	46	(46)	—
Current maturities of long-term debt	—	—	—	10	—	10
Current maturities of non-recourse debt	—	—	—	127	—	127
Income taxes payable	—	—	5	38	(22)	21
Total current liabilities	—	40	1,389	916	(88)	2,257
Long-term debt	—	6,479	54	4,270	—	10,803
Non-recourse debt	—	—	—	752	—	752
Deferred revenues	—	—	493	2	—	495
Deferred income tax liabilities	—	—	2,306	2,933	(23)	5,216
Liability for guest loyalty program	—	—	720	—	—	720
Other	194	4	710	260	—	1,168
Total liabilities	194	6,523	5,672	9,133	(111)	21,411

Equity:
Total Hilton stockholders' equity	4,752	4,924	11,361	4,935	(21,220)	4,752
Noncontrolling interests	—	—	—	(38)	—	(38)
Total equity	4,752	4,924	11,361	4,897	(21,220)	4,714

TOTAL LIABILITIES AND EQUITY	$4,946	$11,447	$17,033	$14,030	$(21,331)	$26,125

	Year Ended December 31, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$231	$4,030	$(28)	$4,233
Management and franchise fees and other	—	—	1,362	337	(98)	1,601
Timeshare	—	—	1,227	81	—	1,308
	—	—	2,820	4,448	(126)	7,142
Other revenues from managed and franchised properties	—	—	4,608	481	(959)	4,130
Total revenues	—	—	7,428	4,929	(1,085)	11,272

Expenses
Owned and leased hotels	—	—	168	3,086	(86)	3,168
Timeshare	—	—	906	16	(25)	897
Depreciation and amortization	—	—	336	356	—	692
Impairment losses	—	—	—	9	—	9
General, administrative and other	—	—	494	132	(15)	611
	—	—	1,904	3,599	(126)	5,377
Other expenses from managed and franchised properties	—	—	4,608	481	(959)	4,130
Total expenses	—	—	6,512	4,080	(1,085)	9,507

Gain on sales of assets, net	—	—	—	306	—	306

Operating income	—	—	916	1,155	—	2,071

Interest income	—	—	16	3	—	19
Interest expense	—	(281)	(52)	(242)	—	(575)
Equity in earnings from unconsolidated affiliates	—	—	18	5	—	23
Gain (loss) on foreign currency transactions	—	—	77	(118)	—	(41)
Other gain (loss), net	—	—	(3)	2	—	(1)

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(281)	972	805	—	1,496

Income tax benefit (expense)	(7)	108	4	(185)	—	(80)

Income (loss) before equity in earnings from subsidiaries	(7)	(173)	976	620	—	1,416

Equity in earnings from subsidiaries	1,411	1,584	608	—	(3,603)	—

Net income	1,404	1,411	1,584	620	(3,603)	1,416
Net income attributable to noncontrolling interests	—	—	—	(12)	—	(12)
Net income attributable to Hilton stockholders	$1,404	$1,411	$1,584	$608	$(3,603)	$1,404

Comprehensive income	$1,248	$1,404	$1,546	$509	$(3,447)	$1,260
Comprehensive income attributable to noncontrolling interests	—	—	—	(12)	—	(12)
Comprehensive income attributable to Hilton stockholders	$1,248	$1,404	$1,546	$497	$(3,447)	$1,248

	Year Ended December 31, 2014
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$217	$4,053	$(31)	$4,239
Management and franchise fees and other	—	—	1,174	332	(105)	1,401
Timeshare	—	—	1,075	96	—	1,171
	—	—	2,466	4,481	(136)	6,811
Other revenues from managed and franchised properties	—	—	4,137	427	(873)	3,691
Total revenues	—	—	6,603	4,908	(1,009)	10,502

Expenses
Owned and leased hotels	—	—	161	3,164	(73)	3,252
Timeshare	—	—	798	18	(49)	767
Depreciation and amortization	—	—	307	321	—	628
General, administrative and other	—	—	379	126	(14)	491
	—	—	1,645	3,629	(136)	5,138
Other expenses from managed and franchised properties	—	—	4,137	427	(873)	3,691
Total expenses	—	—	5,782	4,056	(1,009)	8,829

Operating income	—	—	821	852	—	1,673

Interest income	—	—	7	3	—	10
Interest expense	—	(334)	(58)	(226)	—	(618)
Equity in earnings from unconsolidated affiliates	—	—	15	4	—	19
Gain (loss) on foreign currency transactions	—	—	441	(415)	—	26
Other gain, net	—	—	6	31	—	37

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(334)	1,232	249	—	1,147

Income tax benefit (expense)	(5)	128	(468)	(120)	—	(465)

Income (loss) before equity in earnings from subsidiaries	(5)	(206)	764	129	—	682

Equity in earnings from subsidiaries	678	884	120	—	(1,682)	—

Net income	673	678	884	129	(1,682)	682
Net income attributable to noncontrolling interests	—	—	—	(9)	—	(9)
Net income attributable to Hilton stockholders	$673	$678	$884	$120	$(1,682)	$673

Comprehensive income (loss)	$315	$669	$813	$(144)	$(1,324)	$329
Comprehensive income attributable to noncontrolling interests	—	—	—	(14)	—	(14)
Comprehensive income (loss) attributable to Hilton stockholders	$315	$669	$813	$(158)	$(1,324)	$315

	Year Ended December 31, 2013
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$190	$3,882	$(26)	$4,046
Management and franchise fees and other	—	—	986	312	(123)	1,175
Timeshare	—	—	1,052	57	—	1,109
	—	—	2,228	4,251	(149)	6,330
Other revenues from managed and franchised properties	—	—	3,874	351	(820)	3,405
Total revenues	—	—	6,102	4,602	(969)	9,735

Expenses
Owned and leased hotels	—	—	147	3,058	(58)	3,147
Timeshare	—	—	797	12	(79)	730
Depreciation and amortization	—	—	279	324	—	603
General, administrative and other	—	—	620	140	(12)	748
	—	—	1,843	3,534	(149)	5,228
Other expenses from managed and franchised properties	—	—	3,874	351	(820)	3,405
Total expenses	—	—	5,717	3,885	(969)	8,633

Operating income	—	—	385	717	—	1,102

Interest income	217	—	7	2	(217)	9
Interest expense	—	(105)	(642)	(90)	217	(620)
Equity in earnings from unconsolidated affiliates	—	—	13	3	—	16
Gain (loss) on foreign currency transactions	—	—	35	(80)	—	(45)
Gain on debt extinguishment	—	—	229	—	—	229
Other gain, net	—	—	2	5	—	7

Income (loss) before income taxes and equity in earnings from subsidiaries	217	(105)	29	557	—	698

Income tax benefit (expense)	(84)	40	(104)	(90)	—	(238)

Income (loss) before equity in earnings from subsidiaries	133	(65)	(75)	467	—	460

Equity in earnings from subsidiaries	282	347	422	—	(1,051)	—

Net income	415	282	347	467	(1,051)	460
Net income attributable to noncontrolling interests	—	—	—	(45)	—	(45)
Net income attributable to Hilton stockholders	$415	$282	$347	$422	$(1,051)	$415

Comprehensive income	$557	$288	$417	$551	$(1,193)	$620
Comprehensive income attributable to noncontrolling interests	—	—	—	(63)	—	(63)
Comprehensive income attributable to Hilton stockholders	$557	$288	$417	$488	$(1,193)	$557

	Year Ended December 31, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by operating activities	$—	$184	$1,076	$570	$(436)	$1,394

Investing Activities:
Capital expenditures for property and equipment	—	—	(42)	(268)	—	(310)
Acquisitions, net of cash acquired	—	—	—	(1,410)	—	(1,410)
Payments received on other financing receivables	—	—	1	4	—	5
Issuance of other financing receivables	—	—	(9)	(2)	—	(11)
Investments in affiliates	—	—	(5)	—	—	(5)
Distributions from unconsolidated affiliates	—	—	19	12	—	31
Issuance of intercompany receivables	—	—	(229)	—	229	—
Payments received on intercompany receivables	—	—	184	—	(184)	—
Proceeds from asset dispositions	—	—	—	2,205	—	2,205
Change in restricted cash and cash equivalents	—	—	—	(14)	—	(14)
Contract acquisition costs	—	—	(23)	(14)	—	(37)
Software capitalization costs	—	—	(62)	—	—	(62)
Net cash provided by (used in) investing activities	—	—	(166)	513	45	392

Financing Activities:
Borrowings	—	—	—	48	—	48
Repayment of debt	—	(775)	—	(849)	—	(1,624)
Intercompany borrowings	—	—	—	229	(229)	—
Repayment of intercompany borrowings	—	—	—	(184)	184	—
Change in restricted cash and cash equivalents	—	—	—	(10)	—	(10)
Intercompany transfers	138	591	(781)	52	—	—
Dividends paid	(138)	—	—	—	—	(138)
Intercompany dividends	—	—	(184)	(252)	436	—
Distributions to noncontrolling interests	—	—	—	(8)	—	(8)
Excess tax benefits from share-based compensation	—	—	8	—	—	8
Net cash used in financing activities	—	(184)	(957)	(974)	391	(1,724)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(19)	—	(19)
Net increase (decrease) in cash and cash equivalents	—	—	(47)	90	—	43
Cash and cash equivalents, beginning of period	—	—	270	296	—	566

Cash and cash equivalents, end of period	$—	$—	$223	$386	$—	$609

	Year Ended December 31, 2014
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by operating activities	$—	$—	$1,112	$532	$(278)	$1,366

Investing Activities:
Capital expenditures for property and equipment	—	—	(27)	(241)	—	(268)
Payments received on other financing receivables	—	—	17	3	—	20
Issuance of other financing receivables	—	—	—	(1)	—	(1)
Investments in affiliates	—	—	(9)	—	—	(9)
Distributions from unconsolidated affiliates	—	—	36	2	—	38
Proceeds from asset dispositions	—	—	10	34	—	44
Contract acquisition costs	—	—	(19)	(46)	—	(65)
Software capitalization costs	—	—	(69)	—	—	(69)
Net cash used in investing activities	—	—	(61)	(249)	—	(310)

Financing Activities:
Borrowings	—	—	—	350	—	350
Repayment of debt	—	(1,000)	—	(424)	—	(1,424)
Debt issuance costs	—	(6)	—	(3)	—	(9)
Change in restricted cash and cash equivalents	—	—	—	5	—	5
Capital contribution	—	—	—	22	(9)	13
Proceeds from intercompany sales leaseback transaction	—	—	—	22	(22)	—
Intercompany transfers	—	1,006	(1,110)	104	—	—
Intercompany dividends	—	—	—	(309)	309	—
Distributions to noncontrolling interests	—	—	—	(5)	—	(5)
Net cash used in financing activities	—	—	(1,110)	(238)	278	(1,070)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(14)	—	(14)
Net increase (decrease) in cash and cash equivalents	—	—	(59)	31	—	(28)
Cash and cash equivalents, beginning of period	—	—	329	265	—	594

Cash and cash equivalents, end of period	$—	$—	$270	$296	$—	$566

	Year Ended December 31, 2013
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by operating activities	$—	$—	$1,821	$383	$(103)	$2,101

Investing Activities:
Capital expenditures for property and equipment	—	—	(23)	(231)	—	(254)
Acquisitions, net of cash acquired	—	—	—	(30)	—	(30)
Payments received on other financing receivables	—	—	4	1	—	5
Issuance of other financing receivables	—	—	(6)	(4)	—	(10)
Investments in affiliates	—	—	(4)	—	—	(4)
Distributions from unconsolidated affiliates	—	—	33	—	—	33
Contract acquisition costs	—	—	(14)	(30)	—	(44)
Software capitalization costs	—	—	(78)	—	—	(78)
Net cash used in investing activities	—	—	(88)	(294)	—	(382)

Financing Activities:
Net proceeds from issuance of common stock	1,243	—	—	—	—	1,243
Borrowings	—	9,062	—	5,026	—	14,088
Repayment of debt	—	(1,600)	(15,245)	(358)	—	(17,203)
Debt issuance costs	—	(123)	—	(57)	—	(180)
Change in restricted cash and cash equivalents	—	—	222	(29)	—	193
Intercompany transfers	(1,243)	(7,339)	13,077	(4,495)	—	—
Intercompany dividends	—	—	—	(103)	103	—
Distributions to noncontrolling interests	—	—	—	(4)	—	(4)
Net cash used in financing activities	—	—	(1,946)	(20)	103	(1,863)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(17)	—	(17)
Net increase (decrease) in cash and cash equivalents	—	—	(213)	52	—	(161)
Cash and cash equivalents, beginning of period	—	—	542	213	—	755

Cash and cash equivalents, end of period	$—	$—	$329	$265	$—	$594

Note 28: Selected Quarterly Financial Information (unaudited)

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

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions, except per share data)
Revenues	$2,599	$2,922	$2,895	$2,856	$11,272
Operating income	490	427	663	491	2,071
Net income	150	167	283	816	1,416
Net income attributable to Hilton stockholders	150	161	279	814	1,404
Basic and diluted earnings per share(1)	$0.15	$0.16	$0.28	$0.82	$1.42
____________

(1)	The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares outstanding in interim periods.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions, except per share data)
Revenues	$2,363	$2,667	$2,644	$2,828	$10,502
Operating income	338	435	445	455	1,673
Net income	124	212	187	159	682
Net income attributable to Hilton stockholders	123	209	183	158	673
Basic and diluted earnings per share	$0.12	$0.21	$0.19	$0.16	$0.68

Note 29: Subsequent Events

In February 2016, we announced a plan to separate a substantial portion of our ownership business, consisting primarily of our owned hotels located in the U.S., as well as our timeshare business from Hilton to form two additional new publicly traded companies.
We will disclose more details of the spin-off transactions upon the filing of Form 10 registration statements with the Securities and Exchange Commission, including more financial and other details. The transactions are subject to customary conditions, including, but not limited to, the receipt of opinions concerning the tax-free natures of the transactions and the qualification of the entity holding the ownership business as a real estate investment trust for U.S. federal income tax purposes, normal and customary regulatory approvals and third-party consents, the execution of intercompany agreements, arrangement of adequate financing facilities, the effectiveness of the registration statements and final approval by Hilton’s Board of Directors. The spin-off transactions will not require a stockholder vote. The spin-offs are expected to be completed by the end of 2016, but there can be no assurance regarding the ultimate timing of the spin-offs or that either or both of the spin-offs will ultimately occur.

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

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information about common stock that may be issued under our existing equity compensation plans:

	As of December 31, 2015
	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by stockholders	9,251,754	$24.49	68,627,645
____________

(1)
In addition to shares issuable upon exercise of stock options, also includes 7,401,257 shares that may be issued upon the vesting of restricted stock units, shares that may be issued upon the vesting of performance shares and director deferred share units and dividend equivalents accrued thereon. The number of shares to be issued in respect of performance shares has been calculated based on the assumption that the maximum levels of performance applicable to the performance shares will be achieved. The restricted stock units, performance shares and deferred share units cannot be exercised for consideration.

The information required by this item is incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 14.     Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

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

4.4
Third Supplemental Indenture, dated as of March 3, 2015, among Embassy Suites Management LLC, HLT Existing Franchise Holding LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2015).

4.5	Form of 5.625% Senior Note due 2021 (included in Exhibit 4.1).
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

10.21	Form of Performance Share Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2014).*
10.22	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2014).*

Exhibit Number	Exhibit Description
10.23	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2014).*
10.24	Form of 2015 Performance Share Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2015).*
10.25	Form of 2015 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2015).*
10.26	Form of 2015 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2015).*
10.27	Form of Deferred Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended June 30, 2015.*
12	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

99.1	Section 13(r) Disclosure.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________

*	This document has been identified as a management contract or compensatory plan or arrangement.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in McLean, Virginia, on the 26th day of February 2016.

HILTON WORLDWIDE HOLDINGS INC.

By:	/s/ Christopher J. Nassetta
Name:	Christopher J. Nassetta
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 26th day of February 2016.

Signature	Title
/s/ Christopher J. Nassetta	President, Chief Executive Officer and Director
Christopher J. Nassetta	(principal executive officer)

/s/ Jonathan D. Gray	Chairman of the Board of Directors
Jonathan D. Gray

/s/ Jon M. Huntsman, Jr.	Director
Jon M. Huntsman, Jr.

/s/ Judith A. McHale	Director
Judith A. McHale

/s/ John G. Schreiber	Director
John G. Schreiber

/s/ Elizabeth A. Smith	Director
Elizabeth A. Smith

/s/ Douglas M. Steenland	Director
Douglas M. Steenland

/s/ William J. Stein	Director
William J. Stein

/s/ Kevin J. Jacobs	Executive Vice President and Chief Financial Officer
Kevin J. Jacobs	(principal financial officer)

/s/ Michael W. Duffy	Senior Vice President and Chief Accounting Officer
Michael W. Duffy	(principal accounting officer)