Form 10-Q
period 2016-03-31
Hilton Worldwide Holdings Inc.
filed 2016-04-27
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of April 22, 2016 was 989,768,078.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$692	$609
Restricted cash and cash equivalents	281	247
Accounts receivable, net of allowance for doubtful accounts of $32 and $30	913	876
Inventories	469	442
Current portion of financing receivables, net	124	129
Prepaid expenses	193	147
Income taxes receivable	28	97
Other	38	38
Total current assets (variable interest entities - $160 and $141)	2,738	2,585
Property, Intangibles and Other Assets:
Property and equipment, net	9,098	9,119
Financing receivables, net	897	887
Investments in affiliates	127	138
Goodwill	5,890	5,887
Brands	4,920	4,919
Management and franchise contracts, net	1,114	1,149
Other intangible assets, net	563	586
Deferred income tax assets	77	78
Other	297	274
Total property, intangibles and other assets (variable interest entities - $603 and $481)	22,983	23,037
TOTAL ASSETS	$25,721	$25,622
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$2,251	$2,206
Current maturities of long-term debt	97	94
Current maturities of timeshare debt	96	110
Income taxes payable	101	33
Total current liabilities (variable interest entities - $250 and $157)	2,545	2,443
Long-term debt	9,878	9,857
Timeshare debt	377	392
Deferred revenues	228	283
Deferred income tax liabilities	4,593	4,630
Liability for guest loyalty program	803	784
Other	1,092	1,282
Total liabilities (variable interest entities - $804 and $627)	19,516	19,671
Commitments and contingencies - see Note 18
Equity:
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 30,000,000,000 authorized shares, 989,791,431 issued and 989,762,664 outstanding as of March 31, 2016 and 987,487,127 issued and 987,458,360 outstanding as of December 31, 2015	10	10
Additional paid-in capital	10,153	10,151
Accumulated deficit	(3,152)	(3,392)
Accumulated other comprehensive loss	(774)	(784)
Total Hilton stockholders' equity	6,237	5,985
Noncontrolling interests	(32)	(34)
Total equity	6,205	5,951
TOTAL LIABILITIES AND EQUITY	$25,721	$25,622

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues
Owned and leased hotels	$967	$957
Management and franchise fees and other	386	371
Timeshare	326	321
	1,679	1,649
Other revenues from managed and franchised properties	1,071	950
Total revenues	2,750	2,599

Expenses
Owned and leased hotels	756	768
Timeshare	217	234
Depreciation and amortization	169	175
Impairment loss	15	—
General, administrative and other	113	127
	1,270	1,304
Other expenses from managed and franchised properties	1,071	950
Total expenses	2,341	2,254

Gain on sales of assets, net	—	145

Operating income	409	490

Interest income	3	6
Interest expense	(139)	(144)
Equity in earnings from unconsolidated affiliates	3	4
Loss on foreign currency transactions	(12)	(18)
Other loss, net	—	(25)

Income before income taxes	264	313

Income tax benefit (expense)	46	(163)

Net income	310	150
Net income attributable to noncontrolling interests	(1)	—
Net income attributable to Hilton stockholders	$309	$150

Earnings per share
Basic	$0.31	$0.15
Diluted	$0.31	$0.15

Cash dividends declared per share	$0.07	$—

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$310	$150
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $(3) and $(91)	13	(234)
Pension liability adjustment, net of tax of $(1) and $(1)	1	1
Cash flow hedge adjustment, net of tax of $4 and $4	(6)	(7)
Total other comprehensive income (loss)	8	(240)

Comprehensive income (loss)	318	(90)
Comprehensive loss attributable to noncontrolling interests	1	—
Comprehensive income (loss) attributable to Hilton stockholders	$319	$(90)

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating Activities
Net income	$310	$150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169	175
Impairment loss	15	—
Gain on sales of assets, net	—	(145)
Equity in earnings from unconsolidated affiliates	(3)	(4)
Loss on foreign currency transactions	12	18
Other loss, net	—	25
Share-based compensation	11	19
Distributions from unconsolidated affiliates	5	12
Deferred income taxes	(32)	40
Change in restricted cash and cash equivalents	(14)	(2)
Working capital changes and other	(161)	(2)
Net cash provided by operating activities	312	286

Investing Activities
Capital expenditures for property and equipment	(84)	(88)
Acquisitions, net of cash acquired	—	(1,298)
Payments received on other financing receivables	1	1
Issuance of other financing receivables	(9)	(2)
Distributions from unconsolidated affiliates	2	2
Proceeds from asset dispositions	—	1,869
Change in restricted cash and cash equivalents	14	—
Contract acquisition costs	(9)	(11)
Capitalized software costs	(11)	(8)
Net cash provided by (used in) investing activities	(96)	465

Financing Activities
Repayment of debt	(32)	(710)
Change in restricted cash and cash equivalents	(34)	(57)
Dividends paid	(69)	—
Distributions to noncontrolling interests	(2)	(2)
Excess tax benefits from share-based compensation	—	8
Net cash used in financing activities	(137)	(761)

Effect of exchange rate changes on cash and cash equivalents	4	(9)
Net increase (decrease) in cash and cash equivalents	83	(19)
Cash and cash equivalents, beginning of period	609	566

Cash and cash equivalents, end of period	$692	$547

Supplemental Disclosures
Cash paid during the year:
Interest	$86	$88
Income taxes, net of refunds	39	20

Non-cash investing activities:
Conversion of property and equipment to timeshare inventory	(22)	—
Long-term debt assumed	—	(450)

Non-cash financing activities:
Long-term debt assumed	—	450
See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock					Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2015	987	$10	$10,151	$(3,392)	$(784)	$(34)	$5,951
Share-based compensation	3	—	2	—	—	—	2
Net income	—	—	—	309	—	1	310
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	15	(2)	13
Pension liability adjustment	—	—	—	—	1	—	1
Cash flow hedge adjustment	—	—	—	—	(6)	—	(6)
Other comprehensive income (loss)	—	—	—	—	10	(2)	8
Dividends	—	—	—	(69)	—	—	(69)
Cumulative effect of the adoption of ASU 2015-02	—	—	—	—	—	5	5
Distributions	—	—	—	—	—	(2)	(2)
Balance as of March 31, 2016	990	$10	$10,153	$(3,152)	$(774)	$(32)	$6,205

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock					Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2014	985	$10	$10,028	$(4,658)	$(628)	$(38)	$4,714
Share-based compensation	2	—	—	—	—	—	—
Net income	—	—	—	150	—	—	150
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(234)	—	(234)
Pension liability adjustment	—	—	—	—	1	—	1
Cash flow hedge adjustment	—	—	—	—	(7)	—	(7)
Other comprehensive loss	—	—	—	—	(240)	—	(240)
Distributions	—	—	—	—	—	(2)	(2)
Balance as of March 31, 2015	987	$10	$10,028	$(4,508)	$(868)	$(40)	$4,622
.

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world based upon the number of hotel rooms and timeshare units. We are engaged in owning, leasing, managing and franchising hotels, resorts and timeshare properties. As of March 31, 2016, we owned, leased, managed or franchised 4,615 hotel and resort properties, totaling 757,346 rooms in 102 countries and territories, as well as 46 timeshare properties comprising 7,402 units.

As of March 31, 2016, affiliates of The Blackstone Group L.P. ("Blackstone") beneficially owned approximately 45.8 percent of our common stock.

Basis of Presentation

The accompanying condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Note 2: Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset, which is consistent with the presentation of debt discounts and premiums. In August 2015, the FASB issued ASU No. 2015-15 ("ASU 2015-15"), Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,which clarifies that absent authoritative guidance in ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the staff of the Securities and Exchange Commission ("SEC") would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted ASU 2015-03 and ASU 2015-15 retrospectively as of January 1, 2016. As a result, approximately $94 million of debt issuance costs that were previously presented in other long-term assets as of December 31, 2015 are now included within long-term debt and timeshare debt. We elected to continue presenting the debt issuance costs related to our line-of-credit arrangements within other long-term assets.

In February 2015, the FASB issued ASU No. 2015-02 ("ASU 2015-02"), Consolidation (Topic 810) - Amendments to the Consolidation Analysis. This ASU modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. We elected, as permitted by the standard, to adopt ASU 2015-02 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of January 1, 2016 of approximately $5 million. Additionally, certain consolidated entities that were not previously considered variable interest entities ("VIEs") prior to the adoption of ASU

2015-02 were considered to be VIEs for which we are the primary beneficiary and continue to be consolidated following adoption; prior period VIE disclosures do not include the balances or activity associated with these VIEs.

Accounting Standards Not Yet Adopted

In March 2016, the FASB issued ASU No. 2016-09 ("ASU 2016-09"), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The provisions of ASU 2016-09 are effective for reporting periods beginning after December 15, 2016; early adoption is permitted. The provisions of this ASU contain different transition guidance for each amendment. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 ("ASU 2016-02"), Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to ASU 2014-09, the FASB has issued several related ASUs:

•
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU provides implementation guidance related to identifying performance obligations and licensing.

•
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU provides implementation guidance for principal versus agent considerations set forth in ASU 2014-09.

•
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for reporting periods beginning after December 15, 2016 to reporting periods beginning after December 15, 2017.

The provisions of ASU 2014-09 and the related ASUs are to be applied retrospectively or using a modified retrospective approach; early adoption is permitted for reporting periods beginning after December 15, 2016. We are currently evaluating the effect that this ASU will have on our consolidated financial statements and our method of adoption. We do not plan on adopting this ASU prior to January 1, 2018.

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

We incurred transaction costs of $19 million recognized in other loss, net in our condensed consolidated statement of operations for the three months ended March 31, 2015. The results of operations from these properties included in the condensed consolidated statement of operations for the three months ended March 31, 2015 following the acquisitions were not material.

Note 4: Disposals

In February 2015, we completed the sale of the Waldorf Astoria New York for a purchase price of $1.95 billion, and we repaid in full the existing mortgage loan secured by the Waldorf Astoria New York property (the "Waldorf Astoria Loan") of approximately $525 million. As a result of the sale, we recognized a gain of $146 million included in gain on sales of assets, net in our condensed consolidated statement of operations for the three months ended March 31, 2015. The gain was net of transaction costs and a goodwill reduction of $185 million. The goodwill reduction was due to our consideration of the Waldorf Astoria New York property as a business within our ownership segment; therefore, we reduced the carrying amount of our goodwill by the amount representing the fair value of the business disposed relative to the fair value of the portion of our ownership reporting unit goodwill that was retained. Additionally, we recognized a loss of $6 million in other loss, net in our condensed consolidated statement of operations for the three months ended March 31, 2015 related to the reduction of the Waldorf Astoria Loan's remaining carrying amount of debt issuance costs.

Note 5: Property and Equipment

Property and equipment were as follows:

	March 31,	December 31,
	2016	2015
	(in millions)
Land	$3,473	$3,486
Buildings and leasehold improvements	6,427	6,410
Furniture and equipment	1,309	1,263
Construction-in-progress	140	80
	11,349	11,239
Accumulated depreciation and amortization	(2,251)	(2,120)
	$9,098	$9,119

Depreciation and amortization expense on property and equipment, including amortization of assets recorded under capital leases, was $87 million and $83 million during the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016 and December 31, 2015, property and equipment included approximately $149 million and $144 million, respectively, of capital lease assets primarily consisting of buildings and leasehold improvements, net of $77 million and $71 million, respectively, of accumulated depreciation and amortization.

Note 6: Financing Receivables

Financing receivables were as follows:

	March 31, 2016
	Securitized Timeshare	Unsecuritized Timeshare(1)	Other	Total
	(in millions)
Financing receivables	$280	$667	$45	$992
Less: allowance for loan loss	(12)	(83)	—	(95)
	268	584	45	897

Current portion of financing receivables	55	79	2	136
Less: allowance for loan loss	(2)	(10)	—	(12)
	53	69	2	124

Total financing receivables	$321	$653	$47	$1,021

	December 31, 2015
	Securitized Timeshare	Unsecuritized Timeshare(1)	Other	Total
	(in millions)
Financing receivables	$309	$632	$39	$980
Less: allowance for loan loss	(14)	(79)	—	(93)
	295	553	39	887

Current portion of financing receivables	58	83	1	142
Less: allowance for loan loss	(3)	(10)	—	(13)
	55	73	1	129

Total financing receivables	$350	$626	$40	$1,016
____________

(1)
Included in this balance, we had $164 million and $163 million of gross timeshare financing receivables securing our revolving non-recourse timeshare financing receivables credit facility (the "Timeshare Facility"), as of March 31, 2016 and December 31, 2015, respectively.

Timeshare Financing Receivables

As of March 31, 2016, our timeshare financing receivables had interest rates ranging from 5.15 percent to 20.50 percent, a weighted average interest rate of 11.79 percent, a weighted average remaining term of 7.7 years and maturities through 2026.

Our timeshare financing receivables as of March 31, 2016 mature as follows:

	Securitized Timeshare	Unsecuritized Timeshare
Year	(in millions)
2016 (remaining)	$41	$62
2017	57	72
2018	56	75
2019	52	78
2020	47	80
Thereafter	82	379
	335	746
Less: allowance for loan loss	(14)	(93)
	$321	$653

As of March 31, 2016 and December 31, 2015, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $33 million and $32 million, respectively. The following table details an aged analysis of our gross timeshare financing receivables balance:

	March 31,	December 31,
	2016	2015
	(in millions)
Current	$1,031	$1,035
30 - 89 days past due	17	15
90 - 119 days past due	5	4
120 days and greater past due	28	28
	$1,081	$1,082

The changes in our allowance for loan loss were as follows:

	Three Months Ended
	March 31,
	2016	2015
	(in millions)
Beginning balance	$106	$96
Write-offs	(9)	(6)
Provision for loan loss	10	7
Ending balance	$107	$97

Note 7: Investments in Affiliates

Investments in affiliates were as follows:

	March 31,	December 31,
	2016	2015
	(in millions)
Equity investments	$118	$129
Other investments	9	9
	$127	$138

We maintain investments in affiliates accounted for under the equity method, which are primarily investments in entities that owned or leased 15 and 16 hotels as of March 31, 2016 and December 31, 2015, respectively. These entities had total debt of approximately $953 million and $959 million as of March 31, 2016 and December 31, 2015, respectively. Substantially all of the debt is secured solely by the affiliates' assets or is guaranteed by other partners without recourse to us.

Note 8: Consolidated Variable Interest Entities

As of March 31, 2016, we consolidated nine VIEs: six that own or lease hotel properties; two that are associated with our timeshare financing receivables securitization transactions that both issued debt (collectively, the "Securitized Timeshare Debt"); and one management company. As of December 31, 2015 and prior to adoption of ASU 2015-02, we consolidated three VIEs that owned or leased hotel properties and two that were associated with our timeshare financing receivables securitization transactions. Of the four additional entities considered to be VIEs following the adoption of ASU 2015-02, two were previously consolidated by us and two were unconsolidated investments in affiliates. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our VIEs are only available to settle the obligations of these entities. Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised the following:

	March 31,	December 31,
	2016	2015
	(in millions)
Cash and cash equivalents	$54	$46
Restricted cash and cash equivalents	22	15
Accounts receivable, net	21	19
Property and equipment, net	221	72
Financing receivables, net	321	350
Deferred income tax assets	62	62
Other non-current assets	53	52
Accounts payable, accrued expenses and other	42	35
Long-term debt	371	219
Timeshare debt	323	353

During the three months ended March 31, 2016 and 2015, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 9: Debt

Long-term Debt

Long-term debt balances, including obligations for capital leases, and associated interest rates as of March 31, 2016, were as follows:

	March 31,	December 31,
	2016	2015
	(in millions)
Senior secured term loan facility with a rate of 3.50%, due 2020	$4,225	$4,225
Senior notes with a rate of 5.625%, due 2021	1,500	1,500
Commercial mortgage-backed securities loan with an average rate of 4.15%, due 2018(1)	3,418	3,418
Mortgage loans and other property debt with an average rate of 4.21%, due 2016 to 2022(2)	621	616
Other unsecured notes with a rate of 7.50%, due 2017	54	54
Capital lease obligations with an average rate of 6.38%, due 2018 to 2097	258	245
	10,076	10,058
Less: current maturities of long-term debt(3)	(97)	(94)
Less: unamortized deferred financing costs and discount	(101)	(107)
	$9,878	$9,857
____________

(1)	The current maturity date of the variable-rate component of this borrowing is November 1, 2016. We assumed all extensions, which are solely at our option, were exercised.

(2)	For mortgage loans with maturity date extensions that are solely at our option, we assumed they were exercised.

(3)	Net of unamortized deferred financing costs expected to be amortized in the next twelve months.

As of March 31, 2016, we had $45 million of letters of credit outstanding under our $1.0 billion senior secured revolving credit facility (the "Revolving Credit Facility"), and a borrowing capacity of $955 million.

In February 2015, we repaid the $525 million Waldorf Astoria Loan concurrent with the sale of the Waldorf Astoria New York. See Note 4: "Disposals" for further information on the transaction. We also assumed a $450 million mortgage loan secured by the Bonnet Creek Resort (the "Bonnet Creek Loan") as a result of an acquisition. See Note 3: "Acquisitions" for further information on the transaction.

Our commercial mortgage-backed securities loan secured by 22 of our U.S. owned real estate assets (the "CMBS Loan") and other mortgage loans require us to deposit with the lenders certain cash reserves for restricted uses. As of March 31, 2016 and December 31, 2015, our condensed consolidated balance sheets included $83 million and $49 million, respectively, of restricted cash and cash equivalents related to these loans.

Timeshare Debt

Timeshare debt, and associated interest rates as of March 31, 2016, were as follows:

	March 31,	December 31,
	2016	2015
	(in millions)
Timeshare Facility with a rate of 1.44%, due 2017	$150	$150
Securitized Timeshare Debt with an average rate of 1.97%, due 2026	326	356
	476	506
Less: current maturities of timeshare debt(1)	(96)	(110)
Less: unamortized deferred financing costs	(3)	(4)
	$377	$392
____________

(1)	Net of unamortized deferred financing costs expected to be amortized in the next twelve months.

We are required to deposit payments received from customers on the pledged timeshare financing receivables and securitized timeshare financing receivables related to the Timeshare Facility and Securitized Timeshare Debt, respectively, into a depository account maintained by a third party. On a monthly basis, the depository account will be used to make any required principal, interest and other payments due with respect to the Timeshare Facility and Securitized Timeshare Debt. The balance in the depository account, totaling $18 million and $17 million as of March 31, 2016 and December 31, 2015, respectively, was included in restricted cash and cash equivalents in our condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our long-term debt and timeshare debt as of March 31, 2016 were as follows:

	Long-term Debt	Timeshare Debt
Year	(in millions)
2016 (remaining)	$115	$77
2017	70	216
2018(1)	3,449	49
2019(1)	444	38
2020	4,254	30
Thereafter(1)	1,744	66
	$10,076	$476
____________

(1)	We assumed all extensions that are solely at our option for purposes of calculating maturity dates.

Note 10: Derivative Instruments and Hedging Activities

During the three months ended March 31, 2016 and 2015, derivatives were used to hedge the interest rate risk associated with variable-rate debt as required by certain loan agreements, as well as foreign exchange risk associated with certain foreign currency denominated cash balances.

Cash Flow Hedges

As of March 31, 2016, we held four interest rate swaps with an aggregate notional amount of $1.45 billion, which swap three-month LIBOR on the senior secured term loan facility (the "Term Loans") to a fixed rate of 1.87 percent and expire in October 2018. We elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

Non-designated Hedges

As of March 31, 2016, we also held one interest rate cap in the notional amount of $862 million, for the variable-rate component of the CMBS Loan, that expires in November 2016 and caps one-month LIBOR at 6.9 percent, and one interest rate cap in the notional amount of $338 million that expires in May 2016 and caps one-month LIBOR at 3.0 percent on the Bonnet Creek Loan. We did not elect to designate any of these interest rate caps as hedging instruments.

As of March 31, 2016, we held 48 short-term foreign exchange forward contracts with an aggregate notional amount of $266 million to offset exposure to fluctuations in our foreign currency denominated cash balances. We elected not to designate these foreign exchange forward contracts as hedging instruments.

Fair Value of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated balance sheets were as follows:

		Fair Value
		March 31,	December 31,
	Balance Sheet Classification	2016	2015
		(in millions)
Cash Flow Hedges:
Interest rate swaps	Other liabilities	$24	$15

Non-designated Hedges:
Interest rate caps(1)	Other assets	—	—
Forward contracts	Other assets	2	1
Forward contracts	Accounts payable, accrued expenses and other	3	1
____________

(1)	The fair values of our interest rate caps were less than $1 million as of March 31, 2016 and December 31, 2015.

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) before any effect for income taxes were as follows:

		Three Months Ended March 31,
	Classification of Gain (Loss) Recognized	2016	2015
		(in millions)
Cash Flow Hedges:
Interest rate swaps(1)	Other comprehensive income (loss)	$(10)	$(11)

Non-designated Hedges:
Forward contracts	Gain (loss) on foreign currency transactions	1	(2)
____________

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three months ended March 31, 2016 and 2015.

Note 11: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair value of certain financial instruments and the hierarchy level we used to estimate fair values are shown below:

	March 31, 2016
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$338	$—	$338	$—
Restricted cash equivalents	21	—	21	—
Timeshare financing receivables(2)	974	—	—	1,080
Liabilities:
Long-term debt(1)(3)	9,680	1,618	—	8,287
Timeshare debt(3)	473	—	—	473
Interest rate swaps	24	—	24	—

	December 31, 2015
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$327	$—	$327	$—
Restricted cash equivalents	18	—	18	—
Timeshare financing receivables(2)	976	—	—	1,080
Liabilities:
Long-term debt(1)(3)	9,673	1,619	—	8,267
Timeshare debt(3)	502	—	—	506
Interest rate swaps	15	—	15	—
____________

(1)
Excludes capital lease obligations with a carrying value of $258 million and $245 million as of March 31, 2016 and December 31, 2015, respectively, and mortgage loans of consolidated VIEs with a carrying value of $37 million and $32 million, respectively.

(2)	Carrying amount includes allowance for loan loss.

(3)	Carrying amount includes unamortized deferred financing costs and discount.

The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts as of March 31, 2016 and December 31, 2015. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

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

The estimated fair values of our Level 3 timeshare debt approximated carrying values as the interest rates under the loan agreements either approximated current market rates or there were not significant fluctuations in current market rates to change the fair values of the underlying instruments.

We measure our interest rate swaps at fair value, which were estimated using an income approach. The primary inputs into our fair value estimate include interest rates and yield curves based on observable market inputs of similar instruments.

Note 12: Income Taxes

At the end of each quarter we estimate the effective tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, foreign, state and local income taxes. The lower effective tax rate, as compared to our statutory tax rate, for the three months ended March 31, 2016, was primarily attributable to changes in our uncertain tax positions.

Our total unrecognized tax benefits as of March 31, 2016 and December 31, 2015 were $252 million and $407 million, respectively. During the three months ended March 31, 2016, we have released $218 million of reserves related to unrecognized tax benefits that we have either settled or determined that we are more likely than not to receive the full benefit for.

In April 2014, we received 30-day Letters from the Internal Revenue Service ("IRS") and the Revenue Agents Report ("RAR") for the 2006 and October 2007 tax years. We disagreed with several of the proposed adjustments in the RAR, filed a formal appeals protest with the IRS and did not make any tax payments related to this audit. The issues being protested in appeals relate to assertions by the IRS that: (1) certain foreign currency-denominated, intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries; (2) in calculating the amount of U.S. taxable income resulting from our Hilton HHonors guest loyalty program, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed; and (3) certain foreign-currency denominated loans issued by one of our Luxembourg subsidiaries whose functional currency is U.S. dollar ("USD"), should instead be treated as issued by one of our Belgian subsidiaries whose functional currency is the euro, and thus foreign currency gains and losses with respect to such loans should have been measured in euros, instead of USD. Additionally, in January 2016, we received a 30-day Letter from the IRS and the RAR for the December 2007 through 2010 tax years. The RAR includes the proposed adjustments for tax years December 2007 through 2010 which reflect the carryover effect of the three protested issues from 2006 through October 2007. These proposed adjustments will also be protested in appeals and formal appeals protests have been submitted. In total, the proposed adjustments sought by the IRS would result in additional U.S. federal tax owed of approximately $874 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to our Hilton HHonors guest loyalty program would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. However, as a result of recent developments related to the appeals process discussions that have taken place during March 2016, we have determined based on on-going discussions with the IRS, it is more likely than not that we will not recognize the full benefit related to certain of the issues being appealed. Accordingly, as of March 31, 2016 we have recorded an unrecognized tax benefit in the amount of $49 million, before interest, penalties and potential state income taxes.

We recognize interest and penalties accrued related to uncertain tax positions in income tax expense. We had accrued approximately $27 million for the payment of interest and penalties as of March 31, 2016 and December 31, 2015. As a result of the expected resolution of examination issues with federal, state and foreign tax authorities, we believe it is reasonably possible that during the next 12 months the amount of unrecognized tax benefits will decrease up to $1 million. Included in the balance of unrecognized tax benefits as of March 31, 2016 and December 31, 2015 were $206 million and $377 million, respectively, associated with positions that, if favorably resolved, would provide a benefit to our effective tax rate.

We file income tax returns, including returns for our subsidiaries, with federal, state and foreign jurisdictions. We are under regular and recurring audit by the IRS and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. We are no longer subject to U.S. federal income tax examination for years through 2004. As of March 31, 2016, we remain subject to federal examinations from 2005-2014, state examinations from 1999-2014 and foreign examinations of our income tax returns for the years 1996 through 2015.

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

The net periodic pension cost for the Domestic Plan, U.K. Plan and International Plans was $1 million and $3 million for the three months ended March 31, 2016 and 2015, respectively.

Note 14: Share-Based Compensation

We issue time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options"), performance-vesting restricted stock units and restricted stock (collectively, "performance shares") and deferred share units ("DSUs").

We recognized share-based compensation expense of $18 million and $30 million during the three months ended March 31, 2016 and 2015, respectively, which included amounts reimbursed by hotel owners. As of March 31, 2016, unrecognized compensation costs for unvested awards was approximately $165 million, which is expected to be recognized over a weighted-average period of 2.0 years on a straight-line basis.

As of March 31, 2016, there were 62,459,687 shares of common stock available for future issuance.

RSUs

During the three months ended March 31, 2016, we issued 3,039,624 RSUs with a grant date fair value of $19.61, which generally vest in equal annual installments over two or three years from the date of grant.

Options

During the three months ended March 31, 2016, we issued 1,509,451 options with an exercise price of $19.61, which vest over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates in certain circumstances.

The grant date fair value of these options was $5.47, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility(1)	32.00%
Dividend yield(2)	1.43%
Risk-free rate(3)	1.36%
Expected term (in years)(4)	6.0
____________

(1)
Due to limited trading history of our common stock, we did not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of our share price. As a result, we used an average historical volatility of our peer group over a time period consistent with our expected term assumption in addition to our historical and implied volatility. Our peer group was determined based upon companies in our industry with similar business models and is consistent with those used to benchmark our executive compensation.

(2)	Estimated based on the expected annualized dividend payment.

(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.

(4)	Estimated using the average of the vesting periods and the contractual term of the options.

As of March 31, 2016, 898,627 options outstanding were exercisable.

Performance Shares

During the three months ended March 31, 2016, we issued 1,804,706 performance shares. The performance shares are settled at the end of the three-year performance period with 50 percent of the shares subject to achievement based on a measure of the Company’s total shareholder return relative to the total shareholder returns of members of a peer company group ("relative shareholder return") and the other 50 percent of the shares subject to achievement based on the Company’s earnings before interest expense, taxes and depreciation and amortization ("EBITDA") compound annual growth rate ("EBITDA CAGR").

The grant date fair value of these performance shares based on relative shareholder return was $20.81, which was determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	31.00%
Dividend yield(2)	—%
Risk-free rate(3)	0.92%
Expected term (in years)(4)	2.8
____________

(1)
Due to limited trading history of our common stock, we did not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of our share price. As a result, we used an average historical volatility of our peer group over a time period consistent with our expected term assumption in addition to our historical and implied volatility. Our peer group was determined based upon companies in our industry with similar business models and is consistent with those used to benchmark our executive compensation.

(2)
As dividends are assumed to be reinvested in shares of common stock and dividends will not be paid to the participants of the performance shares unless the shares vest, we utilized a dividend yield of zero percent.

(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.

(4)	Midpoint of the 30-calendar day period preceding the end of the performance period.

The grant date fair value of these performance shares based on our EBITDA CAGR was $19.61. For these shares, we determined that the performance condition is probable of achievement and as of March 31, 2016, we recognized compensation expense based on the anticipated achievement percentage as follows:

Achievement Percentage
2014 grants	150%
2015 grants	100%
2016 grants	63%

Note 15: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
	March 31,
	2016	2015
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$309	$150
Denominator:
Weighted average shares outstanding	987	986
Basic EPS	$0.31	$0.15

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$309	$150
Denominator:
Weighted average shares outstanding	989	988
Diluted EPS	$0.31	$0.15

Approximately 4 million and 1 million share-based compensation awards were excluded from the computation of diluted EPS for the three months ended March 31, 2016 and 2015, respectively, because their effect would have been anti-dilutive under the treasury stock method.

Note 16: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2015	$(580)	$(194)	$(10)	$(784)

Other comprehensive income (loss) before reclassifications	15	—	(6)	9
Amounts reclassified from accumulated other comprehensive loss	—	1	—	1
Net current period other comprehensive income (loss)	15	1	(6)	10

Balance as of March 31, 2016	$(565)	$(193)	$(16)	$(774)

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2014	$(446)	$(179)	$(3)	$(628)

Other comprehensive loss before reclassifications	(234)	(1)	(7)	(242)
Amounts reclassified from accumulated other comprehensive loss	—	2	—	2
Net current period other comprehensive income (loss)	(234)	1	(7)	(240)

Balance as of March 31, 2015	$(680)	$(178)	$(10)	$(868)
____________

(1)	Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature.

The following table presents additional information about reclassifications out of accumulated other comprehensive loss; amounts in parentheses indicate a loss in our condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2016	2015
	(in millions)
Pension liability adjustment:
Amortization of prior service cost(1)	$(1)	$(1)
Amortization of net loss(1)	(1)	(2)
Tax benefit(2)	1	1
Total pension liability adjustment reclassifications for the period, net of taxes	(1)	(2)

Total reclassifications for the period, net of tax	$(1)	$(2)
____________

(1)
Reclassified out of accumulated other comprehensive loss to general, administrative and other in our condensed consolidated statements of operations. These amounts were included in the computation of net periodic pension cost (credit).

(2)	Reclassified out of accumulated other comprehensive loss to income tax expense in our condensed consolidated statements of operations.

Note 17: Business Segments

We are a diversified hospitality company with operations organized in three distinct operating segments: ownership; management and franchise; and timeshare. Each segment is managed separately because of its distinct economic characteristics.

The ownership segment included 144 properties totaling 58,326 rooms, comprising 122 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, six hotels owned or leased by consolidated VIEs and 15 hotels that are owned or leased by unconsolidated investments in affiliates, as of March 31, 2016. While we do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment revenues, we manage these investments in our ownership segment.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us. As of March 31, 2016, this segment included 532 managed hotels and 3,939 franchised hotels totaling 4,471 hotels consisting of 699,020 rooms. This segment also earns fees for managing properties in our ownership and timeshare segment.

The timeshare segment includes the development of vacation ownership clubs and resorts, marketing and selling of timeshare intervals, providing timeshare customer financing and resort operations. This segment also provides assistance to third-party developers in selling their timeshare inventory. As of March 31, 2016, this segment included 46 timeshare properties totaling 7,402 units.

Corporate and other represents revenues and related operating expenses generated by the incidental support of hotel operations for owned, leased, managed and franchised hotels and other rental income, as well as corporate assets and related expenditures.

The performance of our operating segments is evaluated primarily based on Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses; (v) furniture, fixtures and equipment ("FF&E") replacement reserves required under certain lease agreements; (vi) reorganization costs; (vii) share-based compensation expense; (viii) severance, relocation and other expenses; and (ix) other items.

The following table presents revenues and Adjusted EBITDA for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended
	March 31,
	2016	2015
	(in millions)
Revenues
Ownership	$974	$964
Management and franchise	409	391
Timeshare	326	321
Segment revenues	1,709	1,676
Other revenues from managed and franchised properties	1,071	950
Other revenues	22	21
Intersegment fees elimination(2)	(52)	(48)
Total revenues	$2,750	$2,599

Adjusted EBITDA
Ownership(1)	$207	$190
Management and franchise	409	391
Timeshare	95	74
Corporate and other	(58)	(56)
Adjusted EBITDA(2)	$653	$599
____________

(1)	Includes unconsolidated affiliate Adjusted EBITDA.
(2)Our measures of segment revenues and Adjusted EBITDA included the following intercompany charges that were eliminated in our condensed consolidated financial statements:

	Three Months Ended
	March 31,
	2016	2015
	(in millions)
Rental and other fees(a)	$6	$6
Management, royalty and intellectual property fees(b)	33	30
Licensing fee(c)	10	9
Laundry services(d)	2	2
Other(e)	1	1
Intersegment fees elimination	$52	$48
____________
(a)    Represents charges to our timeshare segment by our ownership segment.
(b)    Represents fees charged to consolidated owned and leased properties by our management and franchise segment.
(c)    Represents fees charged to our timeshare segment by our management and franchise segment.
(d)    Represents charges to consolidated owned and leased properties for services provided by our wholly owned laundry business. Revenues from our            laundry business are included in other revenues.
(e)    Represents other intercompany charges, which are a benefit to the ownership segment and a cost to corporate and other.

The table below provides a reconciliation of net income attributable to Hilton stockholders to EBITDA and Adjusted EBITDA:

	Three Months Ended
	March 31,
	2016	2015
	(in millions)
Net income attributable to Hilton stockholders	$309	$150
Interest expense	139	144
Income tax expense (benefit)	(46)	163
Depreciation and amortization	169	175
Interest expense, income tax and depreciation and amortization included in equity in earnings from unconsolidated affiliates	8	7
EBITDA	579	639
Net income attributable to noncontrolling interests	1	—
Gain on sales of assets, net	—	(145)
Loss on foreign currency transactions	12	18
FF&E replacement reserve	13	13
Share-based compensation expense	18	30
Impairment loss	15	—
Other loss, net	—	25
Other adjustment items	15	19
Adjusted EBITDA	$653	$599

The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	March 31,	December 31,
	2016	2015
	(in millions)
Ownership	$11,361	$11,269
Management and franchise	10,365	10,392
Timeshare	1,997	1,935
Corporate and other	1,998	2,026
	$25,721	$25,622

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended
	March 31,
	2016	2015
	(in millions)
Ownership	$77	$82
Timeshare	3	2
Corporate and other	4	4
	$84	$88

Note 18: Commitments and Contingencies

As of March 31, 2016, we had outstanding guarantees of $25 million, with remaining terms ranging from four years to seven years, for debt and other obligations of third parties. We have one letter of credit for $25 million that has been pledged as collateral for one of these guarantees. Although we believe it is unlikely that material payments will be required under these guarantees or letters of credit, there can be no assurance that this will be the case.

We have also provided performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of March 31, 2016, we had six contracts containing performance guarantees, with expirations ranging from 2019 to 2030, and possible cash outlays totaling approximately $86 million. Our obligations in future periods depend on the operating performance levels of these hotels over the remaining terms of the performance guarantees. We do not have any letters of credit pledged as collateral against these guarantees. As of March 31, 2016 and December 31, 2015, we recorded current liabilities of approximately $8 million and non-current liabilities of approximately $24 million and $25 million, respectively, in our condensed consolidated balance sheets for outstanding performance guarantees that are related to certain VIEs for which we are not the primary beneficiary.

As of March 31, 2016, we had outstanding commitments under third-party contracts of approximately $96 million for capital expenditures at certain owned and leased properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurs, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We have entered into an agreement with an affiliate of the owner of a hotel whereby we have agreed to provide a $60 million junior mezzanine loan to finance the construction of a new hotel. The junior mezzanine loan will be subordinated to a senior mortgage loan and senior mezzanine loan provided by third parties unaffiliated with us and will be funded on a pro rata basis with these loans as the construction costs are incurred. During the three months ended March 31, 2016 and 2015, we funded $8 million and $2 million of this commitment, respectively, and we currently expect to fund the remainder of our commitment as follows: $32 million in the remainder of 2016 and $3 million in 2017.

We have entered into certain arrangements with developers whereby we have committed to purchase timeshare units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of March 31, 2016, we are committed to purchase approximately $195 million of inventory over a period of four years. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the three months ended March 31, 2016 and 2015, we purchased $11 million and $5 million, respectively, of inventory as required under our commitments. As of March 31, 2016, our remaining contractual obligations pursuant to these arrangements was expected to be incurred as follows: $5 million in the remainder of 2016; $8 million in 2017; and $182 million in 2019.

In 2010, an affiliate of Blackstone settled a $75 million liability on our behalf in conjunction with a lawsuit settlement by entering into service contracts with the plaintiff. As part of the settlement, we entered into a guarantee with the plaintiff to pay any shortfall that this affiliate does not fund related to those service contracts up to the value of the settlement amount made by the affiliate. The remaining potential exposure as of March 31, 2016 was approximately $20 million. We have not accrued a liability for this guarantee as we believe the likelihood of any material funding to be remote.

We are involved in other litigation arising in the normal course of business, some of which includes claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2016 will not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

Note 19: Condensed Consolidating Guarantor Financial Information

In October 2013, Hilton Worldwide Finance LLC and Hilton Worldwide Finance Corp. (the "Subsidiary Issuers"), entities formed in August 2013 that are 100 percent owned by the Parent, issued $1.5 billion of 5.625% senior notes due in 2021 (the "Senior Notes"). The obligations of the Subsidiary Issuers are guaranteed jointly and severally on a senior unsecured basis by the Parent and certain of the Parent's 100 percent owned domestic restricted subsidiaries (the "Guarantors"). The indenture that governs the Senior Notes provides that any subsidiary of the Company that provides a guarantee of a senior secured credit facility consisting of the Revolving Credit Facility and the Term Loans (the "Senior Secured Credit Facility") will guarantee the Senior Notes. None of our foreign subsidiaries or U.S. subsidiaries owned by foreign subsidiaries or conducting foreign operations; our non-wholly owned subsidiaries; our subsidiaries that secure the CMBS Loan and $450 million in mortgage loans; or certain of our special purpose subsidiaries formed in connection with our Timeshare Facility and Securitized Timeshare Debt guarantee the Senior Notes (collectively, the "Non-Guarantors").

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

The following schedules present the condensed consolidating financial information as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015, for the Parent, Subsidiary Issuers, Guarantors and Non-Guarantors.

	March 31, 2016
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$257	$435	$—	$692
Restricted cash and cash equivalents	—	—	161	120	—	281
Accounts receivable, net	—	—	541	372	—	913
Intercompany receivables	—	—	69	—	(69)	—
Inventories	—	—	447	22	—	469
Current portion of financing receivables, net	—	—	52	72	—	124
Prepaid expenses	—	—	83	123	(13)	193
Income taxes receivable	—	—	28	—	—	28
Other	—	—	7	31	—	38
Total current assets	—	—	1,645	1,175	(82)	2,738
Property, Intangibles and Other Assets:
Property and equipment, net	—	—	300	8,820	(22)	9,098
Financing receivables, net	—	—	489	408	—	897
Investments in affiliates	—	—	81	46	—	127
Investments in subsidiaries	6,226	11,946	5,271	—	(23,443)	—
Goodwill	—	—	3,851	2,039	—	5,890
Brands	—	—	4,405	515	—	4,920
Management and franchise contracts, net	—	—	847	267	—	1,114
Other intangible assets, net	—	—	386	177	—	563
Deferred income tax assets	11	6	—	77	(17)	77
Other	—	9	180	108	—	297
Total property, intangibles and other assets	6,237	11,961	15,810	12,457	(23,482)	22,983

TOTAL ASSETS	$6,237	$11,961	$17,455	$13,632	$(23,564)	$25,721

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$60	$1,536	$668	$(13)	$2,251
Intercompany payables	—	—	—	76	(76)	—
Current maturities of long-term debt	—	(12)	—	109	—	97
Current maturities of timeshare debt	—	—	—	96	—	96
Income taxes payable	—	—	63	38	—	101
Total current liabilities	—	48	1,599	987	(89)	2,545
Long-term debt	—	5,663	54	4,161	—	9,878
Timeshare debt	—	—	—	377	—	377
Deferred revenues	—	—	228	—	—	228
Deferred income tax liabilities	—	—	2,005	2,605	(17)	4,593
Liability for guest loyalty program	—	—	803	—	—	803
Other	—	24	820	248	—	1,092
Total liabilities	—	5,735	5,509	8,378	(106)	19,516

Equity:
Total Hilton stockholders' equity	6,237	6,226	11,946	5,286	(23,458)	6,237
Noncontrolling interests	—	—	—	(32)	—	(32)
Total equity	6,237	6,226	11,946	5,254	(23,458)	6,205

TOTAL LIABILITIES AND EQUITY	$6,237	$11,961	$17,455	$13,632	$(23,564)	$25,721

	December 31, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$223	$386	$—	$609
Restricted cash and cash equivalents	—	—	148	99	—	247
Accounts receivable, net	—	—	501	375	—	876
Intercompany receivables	—	—	89	—	(89)	—
Inventories	—	—	419	23	—	442
Current portion of financing receivables, net	—	—	55	74	—	129
Prepaid expenses	—	—	39	129	(21)	147
Income taxes receivable	—	—	120	—	(23)	97
Other	—	—	9	29	—	38
Total current assets	—	—	1,603	1,115	(133)	2,585
Property, Intangibles and Other Assets:
Property and equipment, net	—	—	304	8,815	—	9,119
Financing receivables, net	—	—	451	436	—	887
Investments in affiliates	—	—	94	44	—	138
Investments in subsidiaries	6,166	11,854	5,232	—	(23,252)	—
Goodwill	—	—	3,851	2,036	—	5,887
Brands	—	—	4,405	514	—	4,919
Management and franchise contracts, net	—	—	877	272	—	1,149
Other intangible assets, net	—	—	402	184	—	586
Deferred income tax assets	24	3	—	78	(27)	78
Other	—	9	165	100	—	274
Total property, intangibles and other assets	6,190	11,866	15,781	12,479	(23,279)	23,037

TOTAL ASSETS	$6,190	$11,866	$17,384	$13,594	$(23,412)	$25,622

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$39	$1,542	$646	$(21)	$2,206
Intercompany payables	—	—	—	89	(89)	—
Current maturities of long-term debt	—	(12)	—	106	—	94
Current maturities of timeshare debt	—	—	—	110	—	110
Income taxes payable	—	—	6	50	(23)	33
Total current liabilities	—	27	1,548	1,001	(133)	2,443
Long-term debt	—	5,659	54	4,144	—	9,857
Timeshare debt	—	—	—	392	—	392
Deferred revenues	—	—	282	1	—	283
Deferred income tax liabilities	—	—	2,041	2,616	(27)	4,630
Liability for guest loyalty program	—	—	784	—	—	784
Other	205	14	821	242	—	1,282
Total liabilities	205	5,700	5,530	8,396	(160)	19,671

Equity:
Total Hilton stockholders' equity	5,985	6,166	11,854	5,232	(23,252)	5,985
Noncontrolling interests	—	—	—	(34)	—	(34)
Total equity	5,985	6,166	11,854	5,198	(23,252)	5,951

TOTAL LIABILITIES AND EQUITY	$6,190	$11,866	$17,384	$13,594	$(23,412)	$25,622

	Three Months Ended March 31, 2016
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$52	$922	$(7)	$967
Management and franchise fees and other	—	—	334	80	(28)	386
Timeshare	—	—	309	17	—	326
	—	—	695	1,019	(35)	1,679
Other revenues from managed and franchised properties	—	—	1,216	113	(258)	1,071
Total revenues	—	—	1,911	1,132	(293)	2,750

Expenses
Owned and leased hotels	—	—	43	738	(25)	756
Timeshare	—	—	219	4	(6)	217
Depreciation and amortization	—	—	80	89	—	169
Impairment loss	—	—	—	15	—	15
General, administrative and other	—	—	82	35	(4)	113
	—	—	424	881	(35)	1,270
Other expenses from managed and franchised properties	—	—	1,216	113	(258)	1,071
Total expenses	—	—	1,640	994	(293)	2,341

Operating income	—	—	271	138	—	409

Interest income	—	—	2	1	—	3
Interest expense	—	(67)	(11)	(61)	—	(139)
Equity in earnings from unconsolidated affiliates	—	—	3	—	—	3
Gain (loss) on foreign currency transactions	—	—	5	(17)	—	(12)

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(67)	270	61	—	264

Income tax benefit (expense)	192	26	(149)	(23)	—	46

Income (loss) before equity in earnings from subsidiaries	192	(41)	121	38	—	310

Equity in earnings from subsidiaries	117	158	37	—	(312)	—

Net income	309	117	158	38	(312)	310
Net income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net income attributable to Hilton stockholders	$309	$117	$158	$37	$(312)	$309

Comprehensive income	$319	$111	$149	$61	$(322)	$318
Comprehensive loss attributable to noncontrolling interests	—	—	—	1	—	1
Comprehensive income attributable to Hilton stockholders	$319	$111	$149	$62	$(322)	$319

	Three Months Ended March 31, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$52	$912	$(7)	$957
Management and franchise fees and other	—	—	322	74	(25)	371
Timeshare	—	—	299	22	—	321
	—	—	673	1,008	(32)	1,649
Other revenues from managed and franchised properties	—	—	1,081	105	(236)	950
Total revenues	—	—	1,754	1,113	(268)	2,599

Expenses
Owned and leased hotels	—	—	41	749	(22)	768
Timeshare	—	—	236	4	(6)	234
Depreciation and amortization	—	—	92	83	—	175
General, administrative and other	—	—	94	37	(4)	127
	—	—	463	873	(32)	1,304
Other expenses from managed and franchised properties	—	—	1,081	105	(236)	950
Total expenses	—	—	1,544	978	(268)	2,254

Gain (loss) on sales of assets, net	—	—	(1)	146	—	145

Operating income	—	—	209	281	—	490

Interest income	—	—	6	—	—	6
Interest expense	—	(73)	(13)	(58)	—	(144)
Equity in earnings from unconsolidated affiliates	—	—	3	1	—	4
Gain (loss) on foreign currency transactions	—	—	183	(201)	—	(18)
Other loss, net	—	—	—	(25)	—	(25)

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(73)	388	(2)	—	313

Income tax benefit (expense)	(1)	28	(152)	(38)	—	(163)

Income (loss) before equity in earnings from subsidiaries	(1)	(45)	236	(40)	—	150

Equity in earnings (losses) from subsidiaries	151	196	(40)	—	(307)	—

Net income (loss)	150	151	196	(40)	(307)	150
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Hilton stockholders	$150	$151	$196	$(40)	$(307)	$150

Comprehensive income (loss)	$(90)	$144	$168	$(245)	$(67)	$(90)
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Hilton stockholders	$(90)	$144	$168	$(245)	$(67)	$(90)

	Three Months Ended March 31, 2016
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by operating activities	$—	$—	$127	$185	$—	$312

Investing Activities:
Capital expenditures for property and equipment	—	—	(6)	(78)	—	(84)
Payments received on other financing receivables	—	—	—	1	—	1
Issuance of other financing receivables	—	—	(9)	—	—	(9)
Distributions from unconsolidated affiliates	—	—	2	—	—	2
Change in restricted cash and cash equivalents	—	—	—	14	—	14
Contract acquisition costs	—	—	(8)	(1)	—	(9)
Software capitalization costs	—	—	(11)	—	—	(11)
Net cash used in investing activities	—	—	(32)	(64)	—	(96)

Financing Activities:
Repayment of debt	—	—	—	(32)	—	(32)
Change in restricted cash and cash equivalents	—	—	—	(34)	—	(34)
Intercompany transfers	69	—	(61)	(8)	—	—
Dividends paid	(69)	—	—	—	—	(69)
Distributions to noncontrolling interests	—	—	—	(2)	—	(2)
Net cash used in financing activities	—	—	(61)	(76)	—	(137)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	4	—	4
Net increase in cash and cash equivalents	—	—	34	49	—	83
Cash and cash equivalents, beginning of period	—	—	223	386	—	609

Cash and cash equivalents, end of period	$—	$—	$257	$435	$—	$692

	Three Months Ended March 31, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by operating activities	$—	$—	$256	$52	$(22)	$286

Investing Activities:
Capital expenditures for property and equipment	—	—	(5)	(83)	—	(88)
Acquisitions, net of cash acquired	—	—	—	(1,298)	—	(1,298)
Payments received on other financing receivables	—	—	—	1	—	1
Issuance of other financing receivables	—	—	(1)	(1)	—	(2)
Distributions from unconsolidated affiliates	—	—	2	—	—	2
Issuance of intercompany receivables	—	—	(184)	—	184	—
Payments received on intercompany receivables	—	—	163	—	(163)	—
Proceeds from asset dispositions	—	—	—	1,869	—	1,869
Contract acquisition costs	—	—	(7)	(4)	—	(11)
Software capitalization costs	—	—	(8)	—	—	(8)
Net cash provided by (used in) investing activities	—	—	(40)	484	21	465

Financing Activities:
Repayment of debt	—	(150)	—	(560)	—	(710)
Intercompany borrowings	—	—	—	184	(184)	—
Repayment of intercompany borrowings	—	—	—	(163)	163	—
Change in restricted cash and cash equivalents	—	—	—	(57)	—	(57)
Intercompany transfers	—	150	(256)	106	—	—
Intercompany dividends	—	—	—	(22)	22	—
Distributions to noncontrolling interests	—	—	—	(2)	—	(2)
Excess tax benefits from share-based compensation	—	—	8	—	—	8
Net cash used in financing activities	—	—	(248)	(514)	1	(761)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9)	—	(9)
Net increase (decrease) in cash and cash equivalents	—	—	(32)	13	—	(19)
Cash and cash equivalents, beginning of period	—	—	270	296	—	566

Cash and cash equivalents, end of period	$—	$—	$238	$309	$—	$547

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "approximately," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry, macroeconomic factors beyond our control, competition for hotel guests, management and franchise agreements and timeshare sales, risks related to doing business with third-party hotel owners, our significant investments in owned and leased real estate, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the United States, risks related to our proposed spin-offs and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

Hilton is one of the largest and fastest growing hospitality companies in the world, with 4,661 hotels, resorts and timeshare properties comprising 764,748 rooms in 102 countries and territories as of March 31, 2016. Our premier brand portfolio includes our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton, our full-service hotel brands, Hilton Hotels & Resorts, Curio - A Collection by Hilton, DoubleTree by Hilton and Embassy Suites by Hilton, our focused-service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton, and our timeshare brand, Hilton Grand Vacations. We had approximately 53 million members in our award-winning customer loyalty program, Hilton HHonors as of March 31, 2016.

Management analyzes our operations and business by both operating segments and geographic regions. Our operations consist of three reportable segments that are based on similar products or services: ownership; management and franchise; and timeshare. The ownership segment primarily derives earnings from providing hotel room rentals, food and beverage sales and other services at our owned and leased hotels. The management and franchise segment provides services, which include hotel management and licensing of our brands to franchisees, as well as property management at timeshare properties. This segment generates its revenue from management and franchise fees charged to hotel owners, including our owned and leased hotels, and to homeowners' associations at timeshare properties. As a manager of hotels and timeshare resorts, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services. The timeshare segment consists of multi-unit vacation ownership properties and generates revenue by marketing and selling timeshare intervals owned by us and third parties, resort operations and providing consumer financing for the timeshare interests. In February 2016, we announced a plan to separate a substantial portion of our ownership business, consisting primarily of our owned hotels located in the U.S., as well as our timeshare business from Hilton Worldwide, forming two additional publicly traded companies.

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

As of March 31, 2016, approximately 75 percent of our system-wide hotel rooms were located in the U.S. We expect that the percentage of our hotel rooms outside the U.S. will continue to increase in future years as hotels in our pipeline open.

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

As of March 31, 2016, we had a total of 1,729 hotels in our development pipeline, representing approximately 281,000 rooms under construction or approved for development throughout 81 countries and territories, including 25 countries and territories where we do not currently have any open hotels. Over 99 percent of the rooms in the pipeline are within our management and franchise segment. Of the rooms in the pipeline, over 145,000 rooms, or more than half of the pipeline, were located outside the U.S. As of March 31, 2016, over 139,000 rooms, representing approximately half of our development pipeline, were under construction. We do not consider any individual development project to be material to us.

Our overall supply of timeshare intervals as of March 31, 2016 was approximately 130,000 intervals, or over six years at current sales pace. Additionally, we enter into agreements to sell timeshare units developed by third parties. Our supply of third-party developed timeshare intervals was approximately 110,000, or 85 percent of our total supply, as of March 31, 2016.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership during the current or comparable periods reported; (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. Of the 4,615 hotels in our system as of March 31, 2016, 3,851 were classified as comparable hotels. Our 764 non-comparable hotels included 169 properties, or approximately four percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were not available.

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

Revenue per Available Room

We calculate Revenue per Available Room ("RevPAR") by dividing hotel room revenue by total number of room nights available to guests for a given period. We consider RevPAR to be a meaningful indicator of our performance as it provides a metric correlated to two primary and key drivers of operations at a hotel or group of hotels: occupancy and ADR. RevPAR is also a useful indicator in measuring performance over comparable periods for comparable hotels.

References to RevPAR, ADR and occupancy are presented on a comparable basis and references to RevPAR and ADR are presented on a currency neutral basis (all periods use the same exchange rates), unless otherwise noted.

EBITDA and Adjusted EBITDA

For a discussion of our definition of Adjusted EBITDA, see Note 17: "Business Segments" in our unaudited condensed consolidated financial statements.

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

Results of Operations
The hotel operating statistics by segment for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance
	March 31, 2016	2016 vs. 2015
Owned and leased hotels
Occupancy	73.1%	(0.8)%	pts.
ADR	$179.71	4.1%
RevPAR	$131.32	3.1%

Managed and franchised hotels
Occupancy	69.9%	(0.2)%	pts.
ADR	$137.69	2.3%
RevPAR	$96.24	1.9%

System-wide
Occupancy	70.2%	(0.3)%	pts.
ADR	$141.62	2.5%
RevPAR	$99.42	2.1%

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance
	March 31, 2016	2016 vs. 2015
U.S.
Occupancy	71.4%	(0.5)%	pts.
ADR	$141.64	2.6%
RevPAR	$101.16	1.8%

Americas (excluding U.S.)
Occupancy	68.0%	(0.1)%	pts.
ADR	$125.70	4.6%
RevPAR	$85.52	4.4%

Europe
Occupancy	64.7%	(0.2)%	pts.
ADR	$137.02	3.1%
RevPAR	$88.64	2.9%

Middle East and Africa
Occupancy	64.2%	(2.2)%	pts.
ADR	$169.03	(1.4)%
RevPAR	$108.46	(4.7)%

Asia Pacific
Occupancy	66.9%	3.8%	pts.
ADR	$148.30	1.1%
RevPAR	$99.24	7.1%

During the three months ended March 31, 2016, we experienced system-wide RevPAR growth driven by continued ADR growth in all segments. Regionally, Asia Pacific grew fastest as we continue to benefit from favorable growth conditions in the region, particularly through increased demand, while RevPAR in the Middle East and Africa declined from continued regional turmoil causing travel concerns. All other regions experienced RevPAR growth through continued improvement in ADR, despite a slight decrease in occupancy mainly resulting from the shift in the timing of the Easter holiday to March in the 2016 period.

Revenues

Owned and leased hotels

	Three Months Ended		Percent
	March 31,		Change
	2016	2015	2016 vs. 2015
	(in millions)
U.S. owned and leased hotels	$601	$547	9.9
International owned and leased hotels	366	410	(10.7)
	$967	$957	1.0

The following details the changes in revenues at our owned and leased hotels:

	U.S.	International
	(in millions)
Increase (decrease) year over year	$54	$(44)
Net decrease due to foreign currency changes(1)	—	16
Net decrease (increase) from acquired and disposed hotels(2)	(33)	32
Increase excluding the effect of foreign currency, acquisitions and disposals	$21	$4
____________

(1)
Unfavorable movements were a result of the strengthening of the USD compared to that of currencies primarily in Europe, where the majority of our owned and leased hotels outside of the U.S. are located.

(2)
From March 31, 2015 to March 31, 2016, two properties were added to our U.S. owned and leased portfolio on a net basis, and four properties were removed from our international owned and leased portfolio on a net basis.

As of March 31, 2016, we had 46 consolidated owned and leased hotels located in the U.S., comprising 27,190 rooms. The $54 million increase in revenues at our U.S. owned and leased hotels was primarily a result of an increase of $33 million from properties acquired in February 2015, net of the decrease in revenues from the Waldorf Astoria New York. Additionally, revenues from our comparable hotels increased $25 million, primarily a result of an increase in RevPAR of 4.7 percent, mainly from a 5.0 percent increase in ADR; we experienced increases in both group and transient business at our comparable hotels.

As of March 31, 2016, we had 83 consolidated owned and leased hotels located outside of the U.S., comprising 23,632 rooms. The $44 million decrease in revenues at our international hotels was primarily a result of the $16 million effect of foreign currency changes as well as a decrease of $32 million in revenues from properties disposed of between March 31, 2015 and March 31, 2016.

Management and franchise fees and other

	Three Months Ended		Percent
	March 31,		Change
	2016	2015	2016 vs. 2015
	(in millions)
Management fees	$103	$96	7.3
Franchise fees	263	256	2.7
Other	20	19	5.3
	$386	$371	4.0

On a currency neutral basis, our management fees and franchise fees increased $9 million (9.6 percent) and $8 million (3.1 percent), respectively. The increases in our management and franchise fees were a result of increases in RevPAR of 2.1 percent and 1.9 percent at our comparable hotels, respectively, which resulted from increases in ADR. The increases in management and franchise fees were also a result of the addition of new managed and franchised properties to our portfolio, which are not included in our comparable hotels. From March 31, 2015 to March 31, 2016, we added 301 managed and franchised properties on a net basis, including new development and ownership type transfers, providing an additional 45,669 rooms to our system. As new hotels are established in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods.

Timeshare

	Three Months Ended		Percent
	March 31,		Change
	2016	2015	2016 vs. 2015
	(in millions)
Timeshare sales	$235	$237	(0.8)
Resort operations	55	50	10.0
Financing and other	36	34	5.9
	$326	$321	1.6

Timeshare sales revenue decreased during the three months ended March 31, 2016 as a result of a decrease in commissions recognized from the sale of third-party developed intervals of $25 million, substantially offset by an increase of $23 million in revenues from the sale of timeshare intervals owned by us. The decrease in commissions was primarily due to the launch of a new third-party developed product in December 2014, that resulted in high sales volume during the three months ended March 31, 2015.

Operating Expenses

Owned and leased hotels

	Three Months Ended		Percent
	March 31,		Change
	2016	2015	2016 vs. 2015
	(in millions)
U.S. owned and leased hotels	$414	$388	6.7
International owned and leased hotels	342	380	(10.0)
	$756	$768	(1.6)

The following details the changes in operating expenses at our owned and leased hotels:

	U.S.	International
	(in millions)
Increase (decrease) year over year	$26	$(38)
Net decrease due to foreign currency changes(1)	—	16
Net decrease (increase) from acquired and disposed hotels(2)	(7)	24
Increase excluding the effect of foreign currency, acquisitions and disposals	$19	$2
____________

(1)	Favorable movements were a result of the strengthening of the USD compared to that of currencies primarily in Europe, where the majority of our owned and leased hotels outside of the U.S. are located.

(2)
From March 31, 2015 to March 31, 2016, two properties were added to our U.S. owned and leased portfolio on a net basis and four properties were removed from our international owned and leased portfolio on a net basis.

Fluctuations in operating expenses at our owned and leased hotels can relate to various factors, including changes in occupancy levels, labor costs, utilities, taxes and insurance costs. The change in the number of occupied room nights directly affects certain variable expenses, which include payroll, supplies and other operating expenses.

The $26 million increase in operating expenses at our U.S. owned and leased hotels was primarily due to an increase at our comparable hotels of $20 million, which was a result of increased payroll costs and other operating expenses. Operating expenses at our non-comparable hotels increased $6 million, primarily as a result of properties acquired in February 2015, net of the decrease in operating expenses from the Waldorf Astoria New York.

The $38 million decrease in operating expenses at our international owned and leased hotels was primarily a result of the $16 million effect of foreign currency changes as well as a decrease of $24 million in operating expenses from properties disposed of between March 31, 2015 and March 31, 2016.

Timeshare

	Three Months Ended		Percent
	March 31,		Change
	2016	2015	2016 vs. 2015
	(in millions)
Timeshare sales	$170	$188	(9.6)
Resort operations	30	31	(3.2)
Financing and other	17	15	13.3
	$217	$234	(7.3)

Timeshare sales expense decreased during the three months ended March 31, 2016 primarily as a result of a $25 million decrease in the cost of product related to the reacquisition of owned timeshare inventory for customer upgrades into third-party developed properties during the three months ended March 31, 2015, partially offset by an increase in cost of product related to sales of owned inventory, which is consistent with the increase in revenues from the sale of owned intervals.

	Three Months Ended		Percent
	March 31,		Change
	2016	2015	2016 vs. 2015
	(in millions)
Depreciation	$87	$83	4.8
Amortization	82	92	(10.9)
	$169	$175	(3.4)

The increase in depreciation expense resulted primarily from the addition of property and equipment related to the properties acquired in February 2015. The decrease in amortization expense was primarily a result of $13 million in accelerated amortization during the three months ended March 31, 2015 of a management contract intangible asset related to properties that were managed by us prior to our acquisition of those hotels. See Note 3: "Acquisitions" in our unaudited condensed consolidated financial statements for discussion of the properties acquired in February 2015.

	Three Months Ended		Percent
	March 31,		Change
	2016	2015	2016 vs. 2015
	(in millions)
General and administrative	$93	$109	(14.7)
Other	20	18	11.1
	$113	$127	(11.0)

The decrease in general and administrative expense during the three months ended March 31, 2016 as compared to the same period in 2015 was primarily a result of an approximate $12 million decrease in severance costs related to the sale of the Waldorf Astoria New York.

Gain on sales of assets, net

	Three Months Ended		Percent
	March 31,		Change
	2016	2015	2016 vs. 2015
	(in millions)
Gain on sales of assets, net	$—	$145	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

During the three months ended March 31, 2015, we completed the sale of the Waldorf Astoria New York. See Note 4: "Disposals" in our unaudited condensed consolidated financial statements for additional discussion.

Non-operating Income and Expenses

	Three Months Ended		Percent
	March 31,		Change
	2016	2015	2016 vs. 2015
	(in millions)
Interest expense	$139	$144	(3.5)

Interest expense decreased $5 million for the three months ended March 31, 2016 compared to the same period in 2015 as a result of a decrease in our indebtedness, primarily due to debt prepayments on the Term Loans of $625 million between March 31, 2015 and March 31, 2016.

	Three Months Ended		Percent
	March 31,		Change
	2016	2015	2016 vs. 2015
	(in millions)
Equity in earnings from unconsolidated affiliates	$3	$4	(25.0)

Equity in earnings from unconsolidated affiliates was relatively unchanged as the performance of our unconsolidated affiliates was consistent with the first quarter of 2015.

	Three Months Ended		Percent
	March 31,		Change
	2016	2015	2016 vs. 2015
	(in millions)
Loss on foreign currency transactions	$(12)	$(18)	(33.3)

The net loss on foreign currency transactions for the three months ended March 31, 2016 primarily related to changes in foreign currency rates on our short-term cross-currency intercompany notes, predominantly those denominated in Australian dollar, British pound and Swiss franc resulting in a loss on foreign currency transactions.

	Three Months Ended		Percent
	March 31,		Change
	2016	2015	2016 vs. 2015
	(in millions)
Other loss, net	$—	$(25)	(100.0)

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

	Three Months Ended		Percent
	March 31,		Change
	2016	2015	2016 vs. 2015
	(in millions)
Income tax benefit (expense)	$46	$(163)	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The income tax benefit for the three months ended March 31, 2016 was primarily attributable to a net reduction in our unrecognized tax benefits of $155 million; see Note 12: "Income Taxes" in our unaudited condensed consolidated financial statements for additional discussion.

Income tax expense for the three months ended March 31, 2015 was higher than our statutory tax rate applied to income before income taxes primarily as a result of the reduction in goodwill in connection with the sale of the Waldorf Astoria New York and losses incurred by certain foreign subsidiaries for which no tax benefits were recognized.

Segment Results

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 17: "Business Segments" in our unaudited condensed consolidated financial statements. Refer to those financial statements for a reconciliation of net income attributable to Hilton stockholders to Adjusted EBITDA. For a discussion of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on its usefulness, refer to "—Key Business and Financial Metrics Used by Management."

The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts:

	Three Months Ended		Percent
	March 31,		Change
	2016	2015	2016 vs. 2015
	(in millions)
Revenues
Ownership	$974	$964	1.0
Management and franchise	409	391	4.6
Timeshare	326	321	1.6
Segment revenues	1,709	1,676	2.0
Other revenues from managed and franchised properties	1,071	950	12.7
Other revenues	22	21	4.8
Intersegment fees elimination	(52)	(48)	8.3
Total revenues	$2,750	$2,599	5.8

Adjusted EBITDA
Ownership	$207	$190	8.9
Management and franchise	409	391	4.6
Timeshare	95	74	28.4
Corporate and other	(58)	(56)	3.6
Adjusted EBITDA	$653	$599	9.0

Ownership

Ownership segment revenues increased $10 million for the three months ended March 31, 2016, compared to the same period in 2015, primarily as a result of increases in owned and leased hotel revenues. The increase in revenues at our owned and leased hotels was a result of an increase in RevPAR of 3.1 percent during the three months ended March 31, 2016 as well as the net addition of hotels to our owned and leased portfolio. Ownership Adjusted EBITDA increased $17 million primarily as a result of increases in ownership segment revenues, as well as decreases in owned and leased operating expenses of $12 million. Refer to "—Revenues—Owned and leased hotels" and "—Operating Expenses—Owned and leased hotels" for further discussion of the changes in revenues and operating expenses at our owned and leased hotels.

Management and franchise

Management and franchise segment revenues increased $18 million for the three months ended March 31, 2016, compared to the same period in 2015, primarily as a result of increases in RevPAR at our comparable managed and franchised properties of 1.9 percent as well as the net addition of hotels to our managed and franchised system. Refer to "—Revenues—Management and franchise and other" for further discussion on the increases in revenues from our managed and franchised properties. Management and franchise Adjusted EBITDA increased as a result of the increases in management and franchise segment revenues.

Timeshare

Timeshare Adjusted EBITDA increased $21 million for the three months ended March 31, 2016 compared to the same period in 2015, primarily as a result of the decrease in timeshare operating expenses of $17 million and the increase in timeshare revenues of $5 million. Refer to "—Revenues—Timeshare" and "—Operating Expenses—Timeshare" for a discussion of the changes in revenues and operating expenses from our timeshare segment.

Supplemental Financial Data for Unrestricted U.S. Real Estate Subsidiaries

As of March 31, 2016, we owned a majority or controlling financial interest in 57 hotels, representing 29,217 rooms. Of these owned hotels, 36 hotels, representing an aggregate of 23,692 rooms as of March 31, 2016, were owned by subsidiaries that we collectively refer to as our "Unrestricted U.S. Real Estate Subsidiaries." The properties held by our Unrestricted U.S. Real Estate Subsidiaries secure either our $3,418 million CMBS Loan or one of our $492 million in mortgage loans and are not included in the collateral securing the Senior Secured Credit Facility. In addition, the Unrestricted U.S. Real Estate Subsidiaries are not subject to any of the restrictive covenants in the indenture that governs our Senior Notes, which are unsecured.

We have included this supplemental financial data to comply with certain financial information requirements regarding our Unrestricted U.S. Real Estate Subsidiaries set forth in the indenture that governs our Senior Notes. For the three months ended March 31, 2016, the Unrestricted U.S. Real Estate Subsidiaries represented 20.5 percent of our total revenues, 11.0 percent of net income attributable to Hilton stockholders and 25.1 percent of our Adjusted EBITDA, and as of March 31, 2016, represented 34.9 percent of our total assets and 34.1 percent of our total liabilities.

The following tables present supplemental unaudited financial data, as required by the indenture that governs our Senior Notes, for our Unrestricted U.S. Real Estate Subsidiaries:

	Three Months Ended
	March 31,
	2016	2015
	(in millions)
Revenues	$563	$514
Net income attributable to Hilton stockholders	34	145
Capital expenditures for property and equipment	54	63
Adjusted EBITDA(1)	164	137
Cash provided by (used in):
Operating activities	90	58
Investing activities	(40)	508
Financing activities	(6)	(538)
____________

(1)
The following table provides a reconciliation of our Unrestricted U.S. Real Estate Subsidiaries' net income attributable to Hilton stockholders to     EBITDA and Adjusted EBITDA, which we believe is the most closely comparable U.S. GAAP financial measure:

	Three Months Ended
	March 31,
	2016	2015
	(in millions)
Net income attributable to Hilton stockholders	$34	$145
Interest expense	43	42
Income tax expense	23	13
Depreciation and amortization	63	56
EBITDA	163	256
Gain on sales of assets, net	—	(146)
Other loss, net	—	25
Other adjustment items	1	2
Adjusted EBITDA	$164	$137

	March 31,	December 31,
	2016	2015
	(in millions)
Assets	$8,971	$8,914
Liabilities	6,655	6,718

Liquidity and Capital Resources

Overview

As of March 31, 2016, we had total cash and cash equivalents of $973 million, including $281 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance related to cash collateral on our self-insurance programs, escrowed cash from our timeshare operations and cash restricted in accordance with our long-term debt and timeshare debt agreements.

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

We and our affiliates, and/or our major stockholders and their respective affiliates, may from time to time purchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

In March 2016, we paid a quarterly cash dividend of $0.07 per share on shares of our common stock, for a total of $69 million. In April 2016, we declared a quarterly cash dividend of $0.07 per share on shares of our common stock to be paid on or before June 17, 2016 to stockholders of record of our common stock as of the close of business on May 20, 2016.

Sources and Uses Of Our Cash and Cash Equivalents

The following table summarizes our net cash flows and key metrics related to our liquidity:

	As of and for the three months ended March 31,		Percent Change
	2016	2015	2016 vs. 2015
	(in millions)
Net cash provided by operating activities	$312	$286	9.1
Net cash provided by (used in) investing activities	(96)	465	NM(1)
Net cash used in financing activities	(137)	(761)	(82.0)
Working capital surplus(2)	193	215	(10.2)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

(2)	Total current assets less total current liabilities.

Our ratio of current assets to current liabilities was 1.08 and 1.06 as of March 31, 2016 and December 31, 2015, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from management and franchise fee revenue, operating income from our owned and leased properties and sales of timeshare units.

The $26 million increase in net cash provided by operating activities was primarily a result of improved operating results, mainly in our management and franchise business, partially offset by an increase in net cash paid for taxes of $19 million.

Investing Activities

For the three months ended March 31, 2016, net cash used in investing activities was $96 million, and consisted primarily of capital expenditures for property and equipment and capitalized software costs. Our capital expenditures for property and equipment primarily consisted of expenditures related to the renovation of existing owned and leased properties and our corporate facilities. Our capitalized software costs related to various systems initiatives for the benefit of our hotel owners and our overall corporate operations.

During the three months ended March 31, 2015, we generated $465 million in cash from investing activities primarily as a result of net proceeds of $571 million from our tax deferred exchange; see Note 3: "Acquisitions" and Note 4: "Disposals" in our unaudited condensed consolidated financial statements.

Financing Activities

The $624 million decrease in net cash used in financing activities was primarily attributable to a decrease in repayments of debt of $678 million, offset by the payment of a cash dividend totaling $69 million in March 2016. The decrease in repayments of debt was primarily due to the repayment of the Waldorf Astoria Loan of $525 million in connection with the sale of the Waldorf Astoria New York in February 2015, as well a $150 million of voluntary prepayment on our Term Loans during the three months ended March 31, 2015.

Senior Secured Credit Facility

Our Revolving Credit Facility provides for $1.0 billion in borrowings, including the ability to draw up to $150 million in the form of letters of credit. As of March 31, 2016, we had $45 million of letters of credit outstanding under our Revolving Credit Facility, and a borrowing capacity of $955 million. We are currently required to pay a commitment fee of 0.125 percent per annum under the Revolving Credit Facility in respect of the unused commitments thereunder.

Debt

As of March 31, 2016, our total indebtedness, excluding $225 million of our share of debt of our investments in affiliates, was approximately $10.4 billion, including $473 million of timeshare debt. For further information on our total indebtedness and debt repayments, refer to Note 9: "Debt" in our unaudited condensed consolidated financial statements.

The obligations of the Senior Secured Credit Facility are unconditionally and irrevocably guaranteed by us and all of our direct or indirect wholly owned material domestic subsidiaries, excluding our subsidiaries that are prohibited from providing guarantees as a result of the agreements governing our Timeshare Debt, our CMBS Loan and other mortgage loans. Additionally, none of our foreign subsidiaries or our non-wholly owned domestic subsidiaries guarantee the Senior Secured Credit Facility.

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

Off-Balance Sheet Arrangements

See Note 18: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for a discussion of our off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Since the date of our Annual Report on Form 10-K, there have been no material changes to our critical accounting policies or the methods or assumptions we apply under them.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates, which may affect future income, cash flows and the fair value of the Company, depending on changes to interest rates and/or foreign exchange rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objective described above, and we do not use derivatives for trading or speculative purposes. See Note 10: "Derivative Instruments and Hedging Activities" in our unaudited condensed consolidated financial statements for additional discussion. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Item 1A.     Risk Factors

As of March 31, 2016, there have been no material changes from the risk factors previously disclosed in response to "Part I —Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).
3.2	Bylaws of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 17, 2013).
10.1	Form of 2016 Performance Share Agreement.*
10.2	Form of 2016 Restricted Stock Unit Agreement.*
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
________

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

Date: April 27, 2016