Form 10-Q
period 2016-06-30
Hilton Worldwide Holdings Inc.
filed 2016-07-27
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of July 22, 2016 was 989,776,458.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$810	$609
Restricted cash and cash equivalents	271	247
Accounts receivable, net of allowance for doubtful accounts of $33 and $30	1,005	876
Inventories	459	442
Current portion of financing receivables, net	129	129
Prepaid expenses	186	147
Income taxes receivable	18	97
Other	52	38
Total current assets (variable interest entities - $171 and $141)	2,930	2,585
Property, Intangibles and Other Assets:
Property and equipment, net	9,107	9,119
Financing receivables, net	905	887
Investments in affiliates	129	138
Goodwill	5,862	5,887
Brands	4,911	4,919
Management and franchise contracts, net	1,077	1,149
Other intangible assets, net	543	586
Deferred income tax assets	76	78
Other	313	274
Total property, intangibles and other assets (variable interest entities - $637 and $481)	22,923	23,037
TOTAL ASSETS	$25,853	$25,622
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$2,370	$2,206
Current maturities of long-term debt	98	94
Current maturities of timeshare debt	88	110
Income taxes payable	107	33
Total current liabilities (variable interest entities - $253 and $157)	2,663	2,443
Long-term debt	9,900	9,857
Timeshare debt	357	392
Deferred revenues	161	283
Deferred income tax liabilities	4,533	4,630
Liability for guest loyalty program	833	784
Other	1,060	1,282
Total liabilities (variable interest entities - $803 and $627)	19,507	19,671
Commitments and contingencies - see Note 18
Equity:
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 30,000,000,000 authorized shares, 989,805,225 issued and 989,776,458 outstanding as of June 30, 2016 and 987,487,127 issued and 987,458,360 outstanding as of December 31, 2015	10	10
Additional paid-in capital	10,175	10,151
Accumulated deficit	(2,984)	(3,392)
Accumulated other comprehensive loss	(826)	(784)
Total Hilton stockholders' equity	6,375	5,985
Noncontrolling interests	(29)	(34)
Total equity	6,346	5,951
TOTAL LIABILITIES AND EQUITY	$25,853	$25,622

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Owned and leased hotels	$1,105	$1,135	$2,072	$2,092
Management and franchise fees and other	444	407	830	778
Timeshare	336	319	662	640
	1,885	1,861	3,564	3,510
Other revenues from managed and franchised properties	1,166	1,061	2,237	2,011
Total revenues	3,051	2,922	5,801	5,521

Expenses
Owned and leased hotels	808	817	1,564	1,585
Timeshare	223	220	440	454
Depreciation and amortization	171	173	340	348
Impairment loss	—	—	15	—
General, administrative and other	132	221	245	348
	1,334	1,431	2,604	2,735
Other expenses from managed and franchised properties	1,166	1,061	2,237	2,011
Total expenses	2,500	2,492	4,841	4,746

Gain (loss) on sales of assets, net	2	(3)	2	142

Operating income	553	427	962	917

Interest income	4	2	7	8
Interest expense	(147)	(149)	(286)	(293)
Equity in earnings from unconsolidated affiliates	8	9	11	13
Gain (loss) on foreign currency transactions	(13)	5	(25)	(13)
Other gain (loss), net	(5)	18	(5)	(7)

Income before income taxes	400	312	664	625

Income tax expense	(156)	(145)	(110)	(308)

Net income	244	167	554	317
Net income attributable to noncontrolling interests	(5)	(6)	(6)	(6)
Net income attributable to Hilton stockholders	$239	$161	$548	$311

Earnings per share
Basic	$0.24	$0.16	$0.56	$0.32
Diluted	$0.24	$0.16	$0.55	$0.31

Cash dividends declared per share	$0.07	$—	$0.14	$—

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$244	$167	$554	$317
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $(12), $121, $(15) and $30	(53)	192	(40)	(42)
Pension liability adjustment, net of tax of $—, $—, $(1) and $(1)	1	1	2	2
Cash flow hedge adjustment, net of tax of $—, $(1), $4 and $3	—	2	(6)	(5)
Total other comprehensive income (loss)	(52)	195	(44)	(45)

Comprehensive income	192	362	510	272
Comprehensive income attributable to noncontrolling interests	(5)	(6)	(4)	(6)
Comprehensive income attributable to Hilton stockholders	$187	$356	$506	$266

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating Activities
Net income	$554	$317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	340	348
Impairment loss	15	—
Gain on sales of assets, net	(2)	(142)
Equity in earnings from unconsolidated affiliates	(11)	(13)
Loss on foreign currency transactions	25	13
Other loss, net	5	7
Share-based compensation	27	100
Distributions from unconsolidated affiliates	11	20
Deferred income taxes	(100)	10
Change in restricted cash and cash equivalents	(6)	(9)
Working capital changes and other	(203)	(3)
Net cash provided by operating activities	655	648

Investing Activities
Capital expenditures for property and equipment	(169)	(159)
Acquisitions, net of cash acquired	—	(1,410)
Payments received on other financing receivables	1	2
Issuance of other financing receivables	(18)	(6)
Investments in affiliates	—	(5)
Distributions from unconsolidated affiliates	2	9
Proceeds from asset dispositions	1	1,869
Change in restricted cash and cash equivalents	14	—
Contract acquisition costs	(18)	(19)
Capitalized software costs	(35)	(23)
Net cash provided by (used in) investing activities	(222)	258

Financing Activities
Borrowings	—	34
Repayment of debt	(64)	(961)
Change in restricted cash and cash equivalents	(32)	(29)
Dividends paid	(138)	—
Distributions to noncontrolling interests	(4)	(4)
Excess tax benefits from share-based compensation	—	8
Net cash used in financing activities	(238)	(952)

Effect of exchange rate changes on cash and cash equivalents	6	(9)
Net increase (decrease) in cash and cash equivalents	201	(55)
Cash and cash equivalents, beginning of period	609	566

Cash and cash equivalents, end of period	$810	$511

Supplemental Disclosures
Cash paid during the year:
Interest	$225	$231
Income taxes, net of refunds	242	197

Non-cash investing activities:
Conversion of property and equipment to timeshare inventory	(22)	—
Long-term debt assumed	—	(450)

Non-cash financing activities:
Long-term debt assumed	—	450
Capital lease restructuring	—	(24)

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock					Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2015	987	$10	$10,151	$(3,392)	$(784)	$(34)	$5,951
Share-based compensation	3	—	24	—	—	—	24
Net income	—	—	—	548	—	6	554
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(38)	(2)	(40)
Pension liability adjustment	—	—	—	—	2	—	2
Cash flow hedge adjustment	—	—	—	—	(6)	—	(6)
Other comprehensive loss	—	—	—	—	(42)	(2)	(44)
Dividends	—	—	—	(140)	—	—	(140)
Cumulative effect of the adoption of ASU 2015-02	—	—	—	—	—	5	5
Distributions	—	—	—	—	—	(4)	(4)
Balance as of June 30, 2016	990	$10	$10,175	$(2,984)	$(826)	$(29)	$6,346

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock					Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2014	985	$10	$10,028	$(4,658)	$(628)	$(38)	$4,714
Share-based compensation	2	—	87	—	—	—	87
Net income	—	—	—	311	—	6	317
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(42)	—	(42)
Pension liability adjustment	—	—	—	—	2	—	2
Cash flow hedge adjustment	—	—	—	—	(5)	—	(5)
Other comprehensive loss	—	—	—	—	(45)	—	(45)
Distributions	—	—	—	—	—	(4)	(4)
Balance as of June 30, 2015	987	$10	$10,115	$(4,347)	$(673)	$(36)	$5,069

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world based upon the number of hotel rooms and timeshare units. We are engaged in owning, leasing, managing and franchising hotels, resorts and timeshare properties. As of June 30, 2016, we owned, leased, managed or franchised 4,680 hotel and resort properties, totaling 768,221 rooms in 104 countries and territories, as well as 47 timeshare properties comprising 7,645 units.

As of June 30, 2016, affiliates of The Blackstone Group L.P. ("Blackstone") beneficially owned approximately 45.8 percent of our common stock.

Spin-off

In June 2016, Hilton Grand Vacations Inc. and Park Hotels & Resorts Inc. filed initial Registration Statements on Form 10 with the U.S. Securities and Exchange Commission ("SEC") in which they disclosed financial and other details of our previously announced spin-off transactions of a substantial portion of our ownership business, consisting primarily of our owned hotels located in the U.S., as well as our timeshare business resulting in two additional publicly traded companies. Completion of the spin-offs is subject to several conditions, including the SEC declaring effective the registration statements and final approval of the transactions by our board of directors.

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015 have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Note 2: Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset, which is consistent with the presentation of debt discounts and premiums. In August 2015, the FASB issued ASU No. 2015-15 ("ASU 2015-15"), Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,which clarifies that absent authoritative guidance in ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted ASU 2015-03 and ASU 2015-15 retrospectively as of January 1, 2016. As a result, approximately $94 million of debt issuance costs that were previously presented in other long-term assets as of December 31, 2015 are now included within long-term debt and timeshare debt. We elected to continue presenting the debt issuance costs related to our line-of-credit arrangements within other long-term assets.

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

Accounting Standards Not Yet Adopted

In March 2016, the FASB issued ASU No. 2016-09 ("ASU 2016-09"), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The provisions of ASU 2016-09 are effective for reporting periods beginning after December 15, 2016; early adoption is permitted. The provisions of this ASU contain specific transition guidance for each amendment. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 ("ASU 2016-02"), Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position as right-of-use assets and lease liabilities by lessees. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to ASU 2014-09, the FASB has issued several related ASUs. The provisions of ASU 2014-09 and the related ASUs are to be applied retrospectively or using a modified retrospective approach. We are currently evaluating our method of adoption and the effect that this ASU will have on our consolidated financial statements.

Note 3: Acquisitions

Tax Deferred Exchange

During the six months ended June 30, 2015, we used proceeds from the sale of the Waldorf Astoria New York (see Note 4: "Disposals") to acquire, as part of a tax deferred exchange of real property, the following properties from sellers affiliated with Blackstone and an unrelated third party, for a total purchase price of $1.87 billion:

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

Note 4: Disposals

In February 2015, we completed the sale of the Waldorf Astoria New York for a purchase price of $1.95 billion, and we repaid in full the existing mortgage loan secured by the Waldorf Astoria New York property (the "Waldorf Astoria Loan") of approximately $525 million. As a result of the sale, we recognized a gain of $144 million included in gain (loss) on sales of assets, net in our condensed consolidated statement of operations for the six months ended June 30, 2015. The gain was net of transaction costs and a goodwill reduction of $185 million. The goodwill reduction was due to our consideration of the Waldorf Astoria New York property as a business within our ownership segment; therefore, we reduced the carrying amount of our goodwill by the amount representing the fair value of the business disposed relative to the fair value of the portion of our ownership reporting unit goodwill that was retained. Additionally, we recognized a loss of $6 million in other gain (loss), net in our condensed consolidated statement of operations for the six months ended June 30, 2015 related to the reduction of the Waldorf Astoria Loan's remaining carrying amount of debt issuance costs.

Note 5: Property and Equipment

Property and equipment were as follows:

	June 30,	December 31,
	2016	2015
	(in millions)
Land	$3,473	$3,486
Buildings and leasehold improvements	6,476	6,410
Furniture and equipment	1,321	1,263
Construction-in-progress	137	80
	11,407	11,239
Accumulated depreciation	(2,300)	(2,120)
	$9,107	$9,119

Depreciation of property and equipment, including assets recorded for capital lease assets, was $90 million and $89 million during the three months ended June 30, 2016 and 2015, respectively, and $177 million and $172 million during the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016 and December 31, 2015, property and equipment included approximately $155 million and $144 million, respectively, of capital lease assets primarily consisting of buildings and leasehold improvements, net of $82 million and $71 million, respectively, of accumulated depreciation.

Note 6: Financing Receivables

Financing receivables were as follows:

	June 30, 2016
	Securitized Timeshare	Unsecuritized Timeshare(1)	Other	Total
	(in millions)
Financing receivables	$254	$699	$51	$1,004
Less: allowance for loan loss	(11)	(88)	—	(99)
	243	611	51	905

Current portion of financing receivables	53	87	2	142
Less: allowance for loan loss	(2)	(11)	—	(13)
	51	76	2	129

Total financing receivables	$294	$687	$53	$1,034

	December 31, 2015
	Securitized Timeshare	Unsecuritized Timeshare(1)	Other	Total
	(in millions)
Financing receivables	$309	$632	$39	$980
Less: allowance for loan loss	(14)	(79)	—	(93)
	295	553	39	887

Current portion of financing receivables	58	83	1	142
Less: allowance for loan loss	(3)	(10)	—	(13)
	55	73	1	129

Total financing receivables	$350	$626	$40	$1,016
____________

(1)
Included in this balance, we had $164 million and $163 million of gross timeshare financing receivables securing our revolving non-recourse timeshare financing receivables credit facility (the "Timeshare Facility"), as of June 30, 2016 and December 31, 2015, respectively.

Timeshare Financing Receivables

As of June 30, 2016, our timeshare financing receivables had interest rates ranging from 5.15 percent to 20.50 percent, a weighted average interest rate of 11.88 percent, a weighted average remaining term of 7.7 years and maturities through 2026.

Our timeshare financing receivables as of June 30, 2016 mature as follows:

	Securitized Timeshare	Unsecuritized Timeshare
Year	(in millions)
2016 (remaining)	$26	$51
2017	54	74
2018	53	78
2019	50	80
2020	45	83
Thereafter	79	420
	307	786
Less: allowance for loan loss	(13)	(99)
	$294	$687

As of June 30, 2016 and December 31, 2015, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $34 million and $32 million, respectively. The following table details an aged analysis of our gross timeshare financing receivables balance:

	June 30,	December 31,
	2016	2015
	(in millions)
Current	$1,046	$1,035
30 - 89 days past due	13	15
90 - 119 days past due	4	4
120 days and greater past due	30	28
	$1,093	$1,082

The changes in our allowance for loan loss were as follows:

	Six Months Ended
	June 30,
	2016	2015
	(in millions)
Beginning balance	$106	$96
Write-offs	(17)	(15)
Provision for loan loss	23	17
Ending balance	$112	$98

Note 7: Investments in Affiliates

Investments in affiliates were as follows:

	June 30,	December 31,
	2016	2015
	(in millions)
Equity investments	$120	$129
Other investments	9	9
	$129	$138

We maintain investments in affiliates accounted for under the equity method, which are primarily investments in entities that owned or leased 15 and 16 hotels as of June 30, 2016 and December 31, 2015, respectively. These entities had total debt of approximately $956 million and $959 million as of June 30, 2016 and December 31, 2015, respectively. Substantially all of the debt is secured solely by the affiliates' assets or is guaranteed by other partners without recourse to us.

Note 8: Consolidated Variable Interest Entities

As of June 30, 2016, we consolidated nine VIEs: six that own or lease hotel properties; two that are associated with our timeshare financing receivables securitization transactions that both issued debt (collectively, the "Securitized Timeshare Debt"); and one management company. As of December 31, 2015 and prior to adoption of ASU 2015-02, we consolidated three VIEs that owned or leased hotel properties and two that issued our securitized timeshare debt. Of the four additional entities considered to be VIEs following the adoption of ASU 2015-02, two were previously consolidated by us and two were unconsolidated investments in affiliates.

We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our VIEs are only available to settle the obligations of these entities. As of June 30, 2016 and December 31, 2015, our condensed consolidated balance sheets included the assets and liabilities of the nine and five VIEs, respectively, which primarily comprised the following:

	June 30,	December 31,
	2016	2015
	(in millions)
Cash and cash equivalents	$68	$46
Restricted cash and cash equivalents	23	15
Accounts receivable, net	18	19
Property and equipment, net	264	72
Financing receivables, net	294	350
Deferred income tax assets	68	62
Other non-current assets	61	52
Accounts payable, accrued expenses and other	49	35
Long-term debt	391	219
Timeshare debt	295	353

During the six months ended June 30, 2016 and 2015, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

In June 2015, one of our consolidated VIEs modified the terms of its capital lease, resulting in a reduction in long-term debt of $24 million. This amount was recognized as a gain in other gain (loss), net in our condensed consolidated statements of operations during the three and six months ended June 30, 2015, as the leased asset had previously been fully impaired.

Note 9: Debt

Long-term Debt

Long-term debt balances, including obligations for capital leases, and associated interest rates as of June 30, 2016, were as follows:

	June 30,	December 31,
	2016	2015
	(in millions)
Senior secured term loan facility with a rate of 3.50%, due 2020	$4,225	$4,225
Senior notes with a rate of 5.625%, due 2021	1,500	1,500
Commercial mortgage-backed securities loan with an average rate of 4.15%, due 2018(1)	3,418	3,418
Mortgage loans and other property debt with an average rate of 4.22%, due 2016 to 2022(2)	622	616
Other unsecured notes with a rate of 7.50%, due 2017	54	54
Capital lease obligations with an average rate of 6.38%, due 2018 to 2097	274	245
	10,093	10,058
Less: current maturities of long-term debt(3)	(98)	(94)
Less: unamortized deferred financing costs and discount	(95)	(107)
	$9,900	$9,857
____________

(1)	The current maturity date of the variable-rate component of this borrowing is November 1, 2016. We assumed all extensions, which are solely at our option, were exercised.

(2)	For mortgage loans with maturity date extensions that are solely at our option, we assumed they were exercised.

(3)	Net of unamortized deferred financing costs expected to be amortized in the next twelve months.

As of June 30, 2016, we had $45 million of letters of credit outstanding under our $1.0 billion senior secured revolving credit facility (the "Revolving Credit Facility"), and a borrowing capacity of $955 million.

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

Our commercial mortgage-backed securities loan secured by 22 of our U.S. owned real estate assets (the "CMBS Loan") and other mortgage loans require us to deposit with the lenders certain cash reserves for restricted uses. As of June 30, 2016 and December 31, 2015, our condensed consolidated balance sheets included $80 million and $49 million, respectively, of restricted cash and cash equivalents related to these loans.

Timeshare Debt

Timeshare debt, and associated interest rates as of June 30, 2016, were as follows:

	June 30,	December 31,
	2016	2015
	(in millions)
Timeshare Facility with a rate of 1.44%, due 2017	$150	$150
Securitized Timeshare Debt with an average rate of 1.97%, due 2026	298	356
	448	506
Less: current maturities of timeshare debt(1)	(88)	(110)
Less: unamortized deferred financing costs	(3)	(4)
	$357	$392
____________

(1)	Net of unamortized deferred financing costs expected to be amortized in the next twelve months.

We are required to deposit payments received from customers on the pledged timeshare financing receivables and securitized timeshare financing receivables related to the Timeshare Facility and Securitized Timeshare Debt, respectively, into a depository account maintained by a third party. On a monthly basis, the depository account will be used to make any required principal, interest and other payments due with respect to the Timeshare Facility and Securitized Timeshare Debt. The balance in the depository account, totaling $17 million as of June 30, 2016 and December 31, 2015, was included in restricted cash and cash equivalents in our condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt as of June 30, 2016 were as follows:

	Long-term Debt	Timeshare Debt
Year	(in millions)
2016 (remaining)	$112	$48
2017	71	225
2018(1)	3,451	52
2019(1)	445	38
2020	4,255	28
Thereafter(1)	1,759	57
	$10,093	$448
____________

(1)	We assumed all extensions that are solely at our option for purposes of calculating maturity dates.

Note 10: Derivative Instruments and Hedging Activities

During the six months ended June 30, 2016 and 2015, derivatives were used to hedge the interest rate risk associated with variable-rate debt as required by certain loan agreements, as well as foreign exchange risk associated with certain foreign currency denominated cash balances.

Cash Flow Hedges

As of June 30, 2016, we held four interest rate swaps with an aggregate notional amount of $1.45 billion, which swap three-month LIBOR on the senior secured term loan facility (the "Term Loans") to a fixed rate of 1.87 percent and expire in October 2018. We elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

Non-designated Hedges

As of June 30, 2016, we also held one interest rate cap in the notional amount of $862 million, for the variable-rate component of the CMBS Loan, that expires in November 2016 and caps one-month LIBOR at 6.9 percent, and one interest rate cap in the notional amount of $337 million that expires in May 2017 and caps one-month LIBOR at 3.0 percent on the Bonnet Creek Loan. We did not elect to designate any of these interest rate caps as hedging instruments.

As of June 30, 2016, we held 63 short-term foreign exchange forward contracts with an aggregate notional amount of $340 million to offset exposure to fluctuations in our foreign currency denominated cash balances. We elected not to designate these foreign exchange forward contracts as hedging instruments.

Fair Value of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated balance sheets were as follows:

		Fair Value
		June 30,	December 31,
	Balance Sheet Classification	2016	2015
		(in millions)
Cash Flow Hedges:
Interest rate swaps	Other liabilities	$25	$15

Non-designated Hedges:
Interest rate caps(1)	Other assets	—	—
Forward contracts	Other assets	7	1
Forward contracts	Accounts payable, accrued expenses and other	3	1
____________

(1)	The fair values of our interest rate caps were less than $1 million as of June 30, 2016 and December 31, 2015.

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) before any effect for income taxes were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification of Gain (Loss) Recognized	2016	2015	2016	2015
		(in millions)
Cash Flow Hedges:
Interest rate swaps(1)	Other comprehensive income (loss)	$—	$3	$(10)	$(8)

Non-designated Hedges:
Forward contracts	Gain (loss) on foreign currency transactions	2	8	3	6
____________

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three and six months ended June 30, 2016 and 2015.

Note 11: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair value of certain financial instruments and the hierarchy level we used to estimate fair values are shown below:

	June 30, 2016
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$488	$—	$488	$—
Restricted cash equivalents	20	—	20	—
Timeshare financing receivables(1)	981	—	—	1,092
Liabilities:
Long-term debt(2)(3)	9,685	1,616	—	8,290
Timeshare debt(3)	445	—	—	448
Interest rate swaps	25	—	25	—

	December 31, 2015
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$327	$—	$327	$—
Restricted cash equivalents	18	—	18	—
Timeshare financing receivables(1)	976	—	—	1,080
Liabilities:
Long-term debt(2)(3)	9,673	1,619	—	8,267
Timeshare debt(3)	502	—	—	506
Interest rate swaps	15	—	15	—
____________

(1)	Carrying amount includes allowance for loan loss.

(2)
Excludes capital lease obligations with a carrying value of $274 million and $245 million as of June 30, 2016 and December 31, 2015, respectively, and debt of consolidated VIEs with a carrying value of $39 million and $32 million, respectively.

(3)	Carrying amount includes unamortized deferred financing costs and discount.

The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts as of June 30, 2016 and December 31, 2015. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

Cash equivalents and restricted cash equivalents primarily consisted of short-term interest-bearing money market funds with maturities of less than 90 days, time deposits and commercial paper. The estimated fair values were based on available market pricing information of similar financial instruments.

The estimated fair values of our timeshare financing receivables were based on the expected future cash flows discounted at weighted-average interest rates of the current portfolio, which reflect the risk of the underlying notes, primarily determined by the creditworthiness of the borrowers.

The estimated fair values of our Level 1 long-term debt were based on prices in active debt markets. The estimated fair values of our Level 3 long-term debt were based on indicative quotes received for similar issuances, the expected future cash flows discounted at risk-adjusted rates or the carrying value, where the interest rates approximated current market rates.

The estimated fair values of our Level 3 timeshare debt were based on the carrying values, excluding unamortized deferred financing costs, as the interest rates approximated current market rates.

We measure our interest rate swaps at fair value, which were estimated using an income approach. The primary inputs into our fair value estimate include interest rates and yield curves based on observable market inputs of similar instruments.

Note 12: Income Taxes

At the end of each quarter we estimate the effective tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, foreign, state and local income taxes. The lower effective tax rate, as compared to our statutory tax rate, for the six months ended June 30, 2016, was primarily attributable to changes in our uncertain tax positions.

Our total unrecognized tax benefits as of June 30, 2016 and December 31, 2015 were $252 million and $407 million, respectively. During the six months ended June 30, 2016, we released $218 million of reserves related to unrecognized tax benefits that we have either settled or determined that we are more likely than not to receive the full benefit for.

In April 2014, we received 30-day Letters from the Internal Revenue Service ("IRS") and the Revenue Agents Report ("RAR") for the 2006 and October 2007 tax years. We disagreed with several of the proposed adjustments in the RAR, filed a formal appeals protest with the IRS and did not make any tax payments related to this audit. The issues being protested in appeals relate to assertions by the IRS that: (1) certain foreign currency denominated intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries; (2) in calculating the amount of U.S. taxable income resulting from our Hilton HHonors guest loyalty program, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed; and (3) certain foreign currency denominated loans issued by one of our Luxembourg subsidiaries whose functional currency is U.S. dollar ("USD"), should instead be treated as issued by one of our Belgian subsidiaries whose functional currency is the euro, and thus foreign currency gains and losses with respect to such loans should have been measured in euros, instead of USD. Additionally, in January 2016, we received a 30-day Letter from the IRS and the RAR for the December 2007 through 2010 tax years. The RAR includes the proposed adjustments for tax years December 2007 through 2010 which reflect the carryover effect of the three protested issues from 2006 through October 2007. These proposed adjustments will also be protested in appeals and formal appeals protests have been submitted. In total, the proposed adjustments sought by the IRS would result in additional U.S. federal tax owed of approximately $874 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to our Hilton HHonors guest loyalty program would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. However, as a result of recent developments related to the appeals process discussions that have taken place during 2016, we have determined based on on-going discussions with the IRS, it is more likely than not that we will not recognize the full benefit related to certain of the issues being appealed. Accordingly, as of June 30, 2016, we have recognized a $46 million unrecognized tax benefit.

We recognize interest and penalties accrued related to uncertain tax positions in income tax expense. We had accrued approximately $27 million for the payment of interest and penalties as of June 30, 2016 and December 31, 2015. As a result of the expected resolution of examination issues with federal, state and foreign tax authorities, we believe it is reasonably possible that during the next 12 months the amount of unrecognized tax benefits will decrease up to $1 million. Included in the balance of unrecognized tax benefits as of June 30, 2016 and December 31, 2015 were $209 million and $377 million, respectively, associated with positions that, if favorably resolved, would provide a benefit to our effective tax rate.

We file income tax returns, including returns for our subsidiaries, with federal, state and foreign jurisdictions. We are under regular and recurring audit by the IRS and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. We are no longer subject to U.S. federal income tax examination for years through 2004. As of June 30, 2016, we remain subject to federal examinations from 2005-2014, state examinations from 1999-2014 and foreign examinations of our income tax returns for the years 1996 through 2015.

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

We have a noncontributory retirement plan in the U.S., which covers certain employees not earning union benefits. This plan was frozen for participant benefit accruals in 1996. We also have multiple employee benefit plans that cover many of our international employees. These include a plan that covers workers in the United Kingdom, which was frozen to further accruals in November 2013, and a number of smaller plans that cover workers in various other countries around the world. The net periodic pension cost for our employee benefit plans was $2 million and $3 million for the three months ended June 30, 2016 and 2015, respectively, and $3 million and $6 million for the six months ended June 30, 2016 and 2015, respectively.

Note 14: Share-Based Compensation

We issue time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options"), performance-vesting restricted stock units and restricted stock (collectively, "performance shares") and deferred share units ("DSUs"). We recognized share-based compensation expense of $26 million and $91 million during the three months ended June 30, 2016 and 2015, respectively, and $44 million and $121 million during the six months ended June 30, 2016 and 2015, respectively, which included amounts reimbursed by hotel owners. Share-based compensation expense for the three and six months ended June 30, 2015 included $64 million of compensation expense that was recognized when certain remaining awards granted in connection with our initial public offering vested in May 2015. As of June 30, 2016, unrecognized compensation costs for unvested awards was approximately $143 million, which is expected to be recognized over a weighted-average period of 2.0 years on a straight-line basis. As of June 30, 2016, there were 62,117,847 shares of common stock available for future issuance.

RSUs

During the six months ended June 30, 2016, we issued 3,508,885 RSUs with a weighted average grant date fair value of $19.91, which generally vest in equal annual installments over two or three years from the date of grant.

Options

During the six months ended June 30, 2016, we issued 1,509,451 options with an exercise price of $19.61, which vest over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates in certain circumstances.

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

As of June 30, 2016, 885,644 options outstanding were exercisable.

Performance Shares

During the six months ended June 30, 2016, we issued 1,804,706 performance shares. The performance shares are settled at the end of the three-year performance period with 50 percent of the shares subject to achievement based on a measure of the Company’s total shareholder return relative to the total shareholder returns of members of a peer company group ("relative shareholder return") and the other 50 percent of the shares subject to achievement based on the Company’s earnings before interest expense, taxes and depreciation and amortization ("EBITDA") compound annual growth rate ("EBITDA CAGR").

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

The grant date fair value of these performance shares based on our EBITDA CAGR was $19.61. For these shares, we determined that the performance condition is probable of achievement and as of June 30, 2016, we recognized compensation expense based on the anticipated achievement percentage as follows:

Achievement Percentage
2014 grants	125%
2015 grants	88%
2016 grants	63%

DSUs

During the six months ended June 30, 2016, we issued to our independent directors 34,099 DSUs with a grant date fair value of $22.04, which are fully vested and non-forfeitable on the grant date. DSUs are settled for shares of our common stock and deliverable upon the earlier of termination of the individual's service on our board of directors or a change in control.

Note 15: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$239	$161	$548	$311
Denominator:
Weighted average shares outstanding	988	987	988	986
Basic EPS	$0.24	$0.16	$0.56	$0.32

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$239	$161	$548	$311
Denominator:
Weighted average shares outstanding	991	989	990	989
Diluted EPS	$0.24	$0.16	$0.55	$0.31

Approximately 3 million and 4 million share-based compensation awards were excluded from the computation of diluted EPS for the three and six months ended June 30, 2016, respectively, and 2 million and 1 million awards were excluded for the three and six months ended June 30, 2015, respectively, because their effect would have been anti-dilutive under the treasury stock method.

Note 16: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2015	$(580)	$(194)	$(10)	$(784)

Other comprehensive loss before reclassifications	(37)	(1)	(6)	(44)
Amounts reclassified from accumulated other comprehensive loss	(1)	3	—	2
Net current period other comprehensive income (loss)	(38)	2	(6)	(42)

Balance as of June 30, 2016	$(618)	$(192)	$(16)	$(826)

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2014	$(446)	$(179)	$(3)	$(628)

Other comprehensive loss before reclassifications	(42)	(2)	(5)	(49)
Amounts reclassified from accumulated other comprehensive loss	—	4	—	4
Net current period other comprehensive income (loss)	(42)	2	(5)	(45)

Balance as of June 30, 2015	$(488)	$(177)	$(8)	$(673)
____________

(1)	Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature.

The following table presents additional information about reclassifications out of accumulated other comprehensive loss; amounts in parentheses indicate a loss in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Currency translation adjustment:
Gains on net investment hedges(1)	1	—	1	—
Tax benefit(2)(3)	—	—	—	—
Total currency translation adjustment reclassifications for the period, net of taxes	1	—	1	—

Pension liability adjustment:
Amortization of prior service cost(4)	$(1)	$(1)	$(2)	$(2)
Amortization of net loss(4)	(2)	(2)	(3)	(4)
Tax benefit(2)	1	1	2	2
Total pension liability adjustment reclassifications for the period, net of taxes	(2)	(2)	(3)	(4)

Total reclassifications for the period, net of tax	$(1)	$(2)	$(2)	$(4)
____________

(1)	Reclassified out of accumulated other comprehensive loss to other gain (loss), net in our condensed consolidated statements of operations.

(2)	Reclassified out of accumulated other comprehensive loss to income tax expense in our condensed consolidated statements of operations.

(3)	The tax benefit was less than $1 million for the three and six months ended June 30, 2016.

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

The ownership segment included 143 properties totaling 57,996 rooms, comprising 121 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, six hotels owned or leased by consolidated VIEs and 15 hotels that are owned or leased by unconsolidated investments in affiliates, as of June 30, 2016. While we do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment revenues, we manage these investments in our ownership segment and the results are included in our measure of segment profit.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us. As of June 30, 2016, this segment included 537 managed hotels and 4,000 franchised hotels totaling 4,537 hotels consisting of 710,225 rooms. This segment also earns fees for managing properties in our ownership and timeshare segments.

The timeshare segment includes the development of vacation ownership clubs and resorts, marketing and selling of timeshare intervals, providing timeshare customer financing and resort operations. This segment also provides assistance to third-party developers in selling their timeshare inventory. As of June 30, 2016, this segment included 47 timeshare properties totaling 7,645 units.

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

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Revenues
Ownership	$1,114	$1,141	$2,088	$2,105
Management and franchise	471	434	880	825
Timeshare	336	319	662	640
Segment revenues	1,921	1,894	3,630	3,570
Other revenues from managed and franchised properties	1,166	1,061	2,237	2,011
Other revenues	23	21	45	42
Intersegment fees elimination(1)	(59)	(54)	(111)	(102)
Total revenues	$3,051	$2,922	$5,801	$5,521
____________
(1)Included the following intercompany charges that were eliminated in our condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Rental and other fees(a)	$7	$5	$13	$11
Management, royalty and intellectual property fees(b)	38	36	71	66
Licensing fee(c)	11	11	21	20
Laundry services(d)	1	1	3	3
Other(e)	2	1	3	2
Intersegment fees elimination	$59	$54	$111	$102
____________
(a)    Represents charges to our timeshare segment by our ownership segment.
(b)    Represents fees charged to our ownership segment by our management and franchise segment.
(c)    Represents fees charged to our timeshare segment by our management and franchise segment.
(d)    Represents charges to our ownership segment for services provided by our wholly owned laundry business. Revenues from our laundry business are included in other revenues.
(e)    Represents other intercompany charges, which are a benefit to the ownership segment and a cost to corporate and other.

The table below provides a reconciliation of segment Adjusted EBITDA to consolidated net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Ownership(1)(2)	$299	$318	$506	$508
Management and franchise(2)	471	434	880	825
Timeshare(2)	98	86	193	160
Segment Adjusted EBITDA	868	838	1,579	1,493
Corporate and other(2)	(62)	(61)	(120)	(117)
Interest expense	(147)	(149)	(286)	(293)
Income tax expense	(156)	(145)	(110)	(308)
Depreciation and amortization	(171)	(173)	(340)	(348)
Interest expense, income tax and depreciation and amortization included in equity in earnings from unconsolidated affiliates	(7)	(7)	(15)	(14)
Gain (loss) on sales of assets, net	2	(3)	2	142
Gain (loss) on foreign currency transactions	(13)	5	(25)	(13)
FF&E replacement reserve	(16)	(14)	(29)	(27)
Share-based compensation expense	(26)	(92)	(44)	(122)
Impairment loss	—	—	(15)	—
Other gain (loss), net	(5)	18	(5)	(7)
Other adjustment items	(23)	(50)	(38)	(69)
Net income	$244	$167	$554	$317
____________

(1)	Includes unconsolidated affiliate Adjusted EBITDA.

(2)
Our measures of Adjusted EBITDA included intercompany charges that were eliminated in our condensed consolidated financial statements. Refer to the footnote to the segment revenues table above for the detail of the intercompany charges.

The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	June 30,	December 31,
	2016	2015
	(in millions)
Ownership	$11,346	$11,269
Management and franchise	10,327	10,392
Timeshare	2,067	1,935
Corporate and other	2,113	2,026
	$25,853	$25,622

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	Six Months Ended
	June 30,
	2016	2015
	(in millions)
Ownership	$153	$148
Timeshare	11	5
Corporate and other	5	6
	$169	$159

Note 18: Commitments and Contingencies

As of June 30, 2016, we had outstanding guarantees of $25 million, with remaining terms ranging from four years to seven years, for debt and other obligations of third parties. We have one letter of credit for $25 million that has been pledged as collateral for one of these guarantees. Although we believe it is unlikely that material payments will be required under these guarantees or letters of credit, there can be no assurance that this will be the case.

We have also provided performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of June 30, 2016, we had seven contracts containing performance guarantees, with expirations ranging from 2019 to 2030, and possible cash outlays totaling approximately $89 million. Our obligations in future periods depend on the operating performance levels of these hotels over the remaining terms of the performance guarantees. We do not have any letters of credit pledged as collateral against these guarantees. As of June 30, 2016 and December 31, 2015, we recorded current liabilities of approximately $8 million and non-current liabilities of approximately $22 million and $25 million, respectively, in our condensed consolidated balance sheets for outstanding performance guarantees that are related to certain VIEs for which we are not the primary beneficiary.

As of June 30, 2016, we had outstanding commitments under third-party contracts of approximately $84 million for capital expenditures at certain owned and leased properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurs, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We have entered into an agreement with an affiliate of the owner of a hotel whereby we have agreed to provide a $60 million junior mezzanine loan to finance the construction of a new hotel that we will manage. The junior mezzanine loan will be subordinated to a senior mortgage loan and senior mezzanine loan provided by third parties unaffiliated with us and will be funded on a pro rata basis with these loans as the construction costs are incurred. During the six months ended June 30, 2016 and 2015, we funded $17 million and $6 million of this commitment, respectively, and we currently expect to fund the remainder of our commitment as follows: $21 million in the remainder of 2016 and $5 million in 2017.

We have entered into certain arrangements with developers whereby we have committed to purchase timeshare units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of June 30, 2016, we are committed to purchase approximately $195 million of inventory over a period of four years. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the six months ended June 30, 2016 and 2015, we purchased $11 million and $17 million, respectively, of inventory as required under our commitments. As of June 30, 2016, our remaining contractual obligations pursuant to these arrangements was expected to be incurred as follows: $5 million in the remainder of 2016; $8 million in 2017; zero in 2018; and $182 million in 2019.

In 2010, an affiliate of Blackstone settled a $75 million liability on our behalf in conjunction with a lawsuit settlement by entering into service contracts with the plaintiff. As part of the settlement, we entered into a guarantee with the plaintiff to pay any shortfall that this affiliate does not fund related to those service contracts up to the value of the settlement amount made by the affiliate. The remaining potential exposure as of June 30, 2016 was approximately $17 million. We have not accrued a liability for this guarantee as we believe the likelihood of any material funding to be remote.

We are involved in other litigation arising in the normal course of business, some of which includes claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2016 will not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

Note 19: Condensed Consolidating Guarantor Financial Information

In October 2013, Hilton Worldwide Finance LLC and Hilton Worldwide Finance Corp. (the "Subsidiary Issuers"), entities formed in August 2013 that are 100 percent owned by the Parent, issued $1.5 billion of 5.625% senior notes due in 2021 (the "Senior Notes"). The obligations of the Subsidiary Issuers are guaranteed jointly and severally on a senior unsecured basis by the Parent and certain of the Parent's 100 percent owned domestic restricted subsidiaries (the "Guarantors"). The indenture that governs the Senior Notes provides that any subsidiary of the Company that provides a guarantee of a senior secured credit facility consisting of the Revolving Credit Facility and the Term Loans (the "Senior Secured Credit Facility") will guarantee the Senior Notes. None of our foreign subsidiaries or U.S. subsidiaries owned by foreign subsidiaries or conducting foreign operations; our non-wholly owned subsidiaries; our subsidiaries that secure the CMBS Loan and $448 million in mortgage loans; or certain of our special purpose subsidiaries formed in connection with our Timeshare Facility and Securitized Timeshare Debt guarantee the Senior Notes (collectively, the "Non-Guarantors").

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

The following schedules present the condensed consolidating financial information as of June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015, for the Parent, Subsidiary Issuers, Guarantors and Non-Guarantors.

	June 30, 2016
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$294	$516	$—	$810
Restricted cash and cash equivalents	—	—	154	117	—	271
Accounts receivable, net	—	—	598	407	—	1,005
Intercompany receivables	—	—	67	—	(67)	—
Inventories	—	—	437	22	—	459
Current portion of financing receivables, net	—	—	59	70	—	129
Prepaid expenses	—	—	80	112	(6)	186
Income taxes receivable	—	—	18	—	—	18
Other	—	—	9	43	—	52
Total current assets	—	—	1,716	1,287	(73)	2,930
Property, Intangibles and Other Assets:
Property and equipment, net	—	—	356	8,772	(21)	9,107
Financing receivables, net	—	—	522	383	—	905
Investments in affiliates	—	—	82	47	—	129
Investments in subsidiaries	6,364	12,069	5,260	—	(23,693)	—
Goodwill	—	—	3,851	2,011	—	5,862
Brands	—	—	4,405	506	—	4,911
Management and franchise contracts, net	—	—	820	257	—	1,077
Other intangible assets, net	—	—	378	165	—	543
Deferred income tax assets	11	6	—	76	(17)	76
Other	—	8	187	118	—	313
Total property, intangibles and other assets	6,375	12,083	15,861	12,335	(23,731)	22,923

TOTAL ASSETS	$6,375	$12,083	$17,577	$13,622	$(23,804)	$25,853

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$39	$1,647	$690	$(6)	$2,370
Intercompany payables	—	—	—	74	(74)	—
Current maturities of long-term debt	—	(12)	—	110	—	98
Current maturities of timeshare debt	—	—	—	88	—	88
Income taxes payable	—	—	70	37	—	107
Total current liabilities	—	27	1,717	999	(80)	2,663
Long-term debt	—	5,666	55	4,179	—	9,900
Timeshare debt	—	—	—	357	—	357
Deferred revenues	—	—	160	1	—	161
Deferred income tax liabilities	—	—	1,953	2,597	(17)	4,533
Liability for guest loyalty program	—	—	833	—	—	833
Other	—	26	790	244	—	1,060
Total liabilities	—	5,719	5,508	8,377	(97)	19,507

Equity:
Total Hilton stockholders' equity	6,375	6,364	12,069	5,274	(23,707)	6,375
Noncontrolling interests	—	—	—	(29)	—	(29)
Total equity	6,375	6,364	12,069	5,245	(23,707)	6,346

TOTAL LIABILITIES AND EQUITY	$6,375	$12,083	$17,577	$13,622	$(23,804)	$25,853

	December 31, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$223	$386	$—	$609
Restricted cash and cash equivalents	—	—	148	99	—	247
Accounts receivable, net	—	—	501	375	—	876
Intercompany receivables	—	—	89	—	(89)	—
Inventories	—	—	419	23	—	442
Current portion of financing receivables, net	—	—	55	74	—	129
Prepaid expenses	—	—	39	129	(21)	147
Income taxes receivable	—	—	120	—	(23)	97
Other	—	—	9	29	—	38
Total current assets	—	—	1,603	1,115	(133)	2,585
Property, Intangibles and Other Assets:
Property and equipment, net	—	—	304	8,815	—	9,119
Financing receivables, net	—	—	451	436	—	887
Investments in affiliates	—	—	94	44	—	138
Investments in subsidiaries	6,166	11,854	5,232	—	(23,252)	—
Goodwill	—	—	3,851	2,036	—	5,887
Brands	—	—	4,405	514	—	4,919
Management and franchise contracts, net	—	—	877	272	—	1,149
Other intangible assets, net	—	—	402	184	—	586
Deferred income tax assets	24	3	—	78	(27)	78
Other	—	9	165	100	—	274
Total property, intangibles and other assets	6,190	11,866	15,781	12,479	(23,279)	23,037

TOTAL ASSETS	$6,190	$11,866	$17,384	$13,594	$(23,412)	$25,622

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$39	$1,542	$646	$(21)	$2,206
Intercompany payables	—	—	—	89	(89)	—
Current maturities of long-term debt	—	(12)	—	106	—	94
Current maturities of timeshare debt	—	—	—	110	—	110
Income taxes payable	—	—	6	50	(23)	33
Total current liabilities	—	27	1,548	1,001	(133)	2,443
Long-term debt	—	5,659	54	4,144	—	9,857
Timeshare debt	—	—	—	392	—	392
Deferred revenues	—	—	282	1	—	283
Deferred income tax liabilities	—	—	2,041	2,616	(27)	4,630
Liability for guest loyalty program	—	—	784	—	—	784
Other	205	14	821	242	—	1,282
Total liabilities	205	5,700	5,530	8,396	(160)	19,671

Equity:
Total Hilton stockholders' equity	5,985	6,166	11,854	5,232	(23,252)	5,985
Noncontrolling interests	—	—	—	(34)	—	(34)
Total equity	5,985	6,166	11,854	5,198	(23,252)	5,951

TOTAL LIABILITIES AND EQUITY	$6,190	$11,866	$17,384	$13,594	$(23,412)	$25,622

	Three Months Ended June 30, 2016
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$62	$1,051	$(8)	$1,105
Management and franchise fees and other	—	—	378	92	(26)	444
Timeshare	—	—	319	17	—	336
	—	—	759	1,160	(34)	1,885
Other revenues from managed and franchised properties	—	—	1,276	133	(243)	1,166
Total revenues	—	—	2,035	1,293	(277)	3,051

Expenses
Owned and leased hotels	—	—	44	788	(24)	808
Timeshare	—	—	226	4	(7)	223
Depreciation and amortization	—	—	81	90	—	171
General, administrative and other	—	—	98	37	(3)	132
	—	—	449	919	(34)	1,334
Other expenses from managed and franchised properties	—	—	1,276	133	(243)	1,166
Total expenses	—	—	1,725	1,052	(277)	2,500

Gain on sales of assets, net	—	—	—	2	—	2

Operating income	—	—	310	243	—	553

Interest income	—	—	3	1	—	4
Interest expense	—	(67)	(20)	(60)	—	(147)
Equity in earnings from unconsolidated affiliates	—	—	7	1	—	8
Gain (loss) on foreign currency transactions	—	—	(67)	54	—	(13)
Other loss, net	—	—	—	(5)	—	(5)

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(67)	233	234	—	400

Income tax benefit (expense)	—	25	(93)	(88)	—	(156)

Income (loss) before equity in earnings from subsidiaries	—	(42)	140	146	—	244

Equity in earnings from subsidiaries	239	281	141	—	(661)	—

Net income	239	239	281	146	(661)	244
Net income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Net income attributable to Hilton stockholders	$239	$239	$281	$141	$(661)	$239

Comprehensive income	$187	$239	$251	$124	$(609)	$192
Comprehensive income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Comprehensive income attributable to Hilton stockholders	$187	$239	$251	$119	$(609)	$187

	Three Months Ended June 30, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$61	$1,079	$(5)	$1,135
Management and franchise fees and other	—	—	349	83	(25)	407
Timeshare	—	—	298	21	—	319
	—	—	708	1,183	(30)	1,861
Other revenues from managed and franchised properties	—	—	1,169	124	(232)	1,061
Total revenues	—	—	1,877	1,307	(262)	2,922

Expenses
Owned and leased hotels	—	—	41	799	(23)	817
Timeshare	—	—	221	4	(5)	220
Depreciation and amortization	—	—	81	92	—	173
General, administrative and other	—	—	194	29	(2)	221
	—	—	537	924	(30)	1,431
Other expenses from managed and franchised properties	—	—	1,169	124	(232)	1,061
Total expenses	—	—	1,706	1,048	(262)	2,492

Gain (loss) on sales of assets, net	—	—	1	(4)	—	(3)

Operating income	—	—	172	255	—	427

Interest income	—	—	1	1	—	2
Interest expense	—	(71)	(15)	(63)	—	(149)
Equity in earnings from unconsolidated affiliates	—	—	8	1	—	9
Gain (loss) on foreign currency transactions	—	—	(323)	328	—	5
Other gain, net	—	—	—	18	—	18

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(71)	(157)	540	—	312

Income tax benefit (expense)	(4)	27	53	(221)	—	(145)

Income (loss) before equity in earnings from subsidiaries	(4)	(44)	(104)	319	—	167

Equity in earnings from subsidiaries	165	209	313	—	(687)	—

Net income	161	165	209	319	(687)	167
Net income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Net income attributable to Hilton stockholders	$161	$165	$209	$313	$(687)	$161

Comprehensive income	$356	$167	$240	$481	$(882)	$362
Comprehensive income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Comprehensive income attributable to Hilton stockholders	$356	$167	$240	$475	$(882)	$356

	Six Months Ended June 30, 2016
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$114	$1,973	$(15)	$2,072
Management and franchise fees and other	—	—	712	172	(54)	830
Timeshare	—	—	628	34	—	662
	—	—	1,454	2,179	(69)	3,564
Other revenues from managed and franchised properties	—	—	2,492	246	(501)	2,237
Total revenues	—	—	3,946	2,425	(570)	5,801

Expenses
Owned and leased hotels	—	—	87	1,526	(49)	1,564
Timeshare	—	—	445	8	(13)	440
Depreciation and amortization	—	—	161	179	—	340
Impairment loss	—	—	—	15	—	15
General, administrative and other	—	—	180	72	(7)	245
	—	—	873	1,800	(69)	2,604
Other expenses from managed and franchised properties	—	—	2,492	246	(501)	2,237
Total expenses	—	—	3,365	2,046	(570)	4,841

Gain on sales of assets, net	—	—	—	2	—	2

Operating income	—	—	581	381	—	962

Interest income	—	—	5	2	—	7
Interest expense	—	(134)	(31)	(121)	—	(286)
Equity in earnings from unconsolidated affiliates	—	—	10	1	—	11
Gain (loss) on foreign currency transactions	—	—	(62)	37	—	(25)
Other loss, net	—	—	—	(5)	—	(5)

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(134)	503	295	—	664

Income tax benefit (expense)	192	51	(242)	(111)	—	(110)

Income (loss) before equity in earnings from subsidiaries	192	(83)	261	184	—	554

Equity in earnings from subsidiaries	356	439	178	—	(973)	—

Net income	548	356	439	184	(973)	554
Net income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Net income attributable to Hilton stockholders	$548	$356	$439	$178	$(973)	$548

Comprehensive income	$506	$350	$400	$185	$(931)	$510
Comprehensive income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Comprehensive income attributable to Hilton stockholders	$506	$350	$400	$181	$(931)	$506

	Six Months Ended June 30, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$113	$1,991	$(12)	$2,092
Management and franchise fees and other	—	—	671	157	(50)	778
Timeshare	—	—	597	43	—	640
	—	—	1,381	2,191	(62)	3,510
Other revenues from managed and franchised properties	—	—	2,250	229	(468)	2,011
Total revenues	—	—	3,631	2,420	(530)	5,521

Expenses
Owned and leased hotels	—	—	82	1,548	(45)	1,585
Timeshare	—	—	457	8	(11)	454
Depreciation and amortization	—	—	173	175	—	348
General, administrative and other	—	—	288	66	(6)	348
	—	—	1,000	1,797	(62)	2,735
Other expenses from managed and franchised properties	—	—	2,250	229	(468)	2,011
Total expenses	—	—	3,250	2,026	(530)	4,746

Gain on sales of assets, net	—	—	—	142	—	142

Operating income	—	—	381	536	—	917

Interest income	—	—	7	1	—	8
Interest expense	—	(144)	(28)	(121)	—	(293)
Equity in earnings from unconsolidated affiliates	—	—	11	2	—	13
Gain (loss) on foreign currency transactions	—	—	(140)	127	—	(13)
Other loss, net	—	—	—	(7)	—	(7)

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(144)	231	538	—	625

Income tax benefit (expense)	(5)	55	(99)	(259)	—	(308)

Income (loss) before equity in earnings from subsidiaries	(5)	(89)	132	279	—	317

Equity in earnings from subsidiaries	316	405	273	—	(994)	—

Net income	311	316	405	279	(994)	317
Net income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Net income attributable to Hilton stockholders	$311	$316	$405	$273	$(994)	$311

Comprehensive income	$266	$311	$408	$236	$(949)	$272
Comprehensive income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Comprehensive income attributable to Hilton stockholders	$266	$311	$408	$230	$(949)	$266

	Six Months Ended June 30, 2016
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by operating activities	$—	$—	$211	$498	$(54)	$655

Investing Activities:
Capital expenditures for property and equipment	—	—	(19)	(150)	—	(169)
Payments received on other financing receivables	—	—	—	1	—	1
Issuance of other financing receivables	—	—	(18)	—	—	(18)
Distributions from unconsolidated affiliates	—	—	1	1	—	2
Proceeds from asset dispositions	—	—	—	1	—	1
Change in restricted cash and cash equivalents	—	—	—	14	—	14
Contract acquisition costs	—	—	(16)	(2)	—	(18)
Capitalized software costs	—	—	(35)	—	—	(35)
Net cash used in investing activities	—	—	(87)	(135)	—	(222)

Financing Activities:
Repayment of debt	—	—	—	(64)	—	(64)
Change in restricted cash and cash equivalents	—	—	—	(32)	—	(32)
Intercompany transfers	138	—	(53)	(85)	—	—
Dividends paid	(138)	—	—	—	—	(138)
Intercompany dividends	—	—	—	(54)	54	—
Distributions to noncontrolling interests	—	—	—	(4)	—	(4)
Net cash used in financing activities	—	—	(53)	(239)	54	(238)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	6
Net increase in cash and cash equivalents	—	—	71	130	—	201
Cash and cash equivalents, beginning of period	—	—	223	386	—	609

Cash and cash equivalents, end of period	$—	$—	$294	$516	$—	$810

	Six Months Ended June 30, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by operating activities	$—	$—	$300	$416	$(68)	$648

Investing Activities:
Capital expenditures for property and equipment	—	—	(14)	(145)	—	(159)
Acquisitions, net of cash acquired	—	—	—	(1,410)	—	(1,410)
Payments received on other financing receivables	—	—	1	1	—	2
Issuance of other financing receivables	—	—	(4)	(2)	—	(6)
Investments in affiliates	—	—	(5)	—	—	(5)
Distributions from unconsolidated affiliates	—	—	9	—	—	9
Issuance of intercompany receivables	—	—	(184)	—	184	—
Payments received on intercompany receivables	—	—	184	—	(184)	—
Proceeds from asset dispositions	—	—	—	1,869	—	1,869
Contract acquisition costs	—	—	(11)	(8)	—	(19)
Capitalized software costs	—	—	(23)	—	—	(23)
Net cash provided by (used in) investing activities	—	—	(47)	305	—	258

Financing Activities:
Borrowings	—	—	—	34	—	34
Repayment of debt	—	(325)	—	(636)	—	(961)
Intercompany borrowings	—	—	—	184	(184)	—
Repayment of intercompany borrowings	—	—	—	(184)	184	—
Change in restricted cash and cash equivalents	—	—	—	(29)	—	(29)
Intercompany transfers	—	325	(334)	9	—	—
Intercompany dividends	—	—	—	(68)	68	—
Distributions to noncontrolling interests	—	—	—	(4)	—	(4)
Excess tax benefits from share-based compensation	—	—	8	—	—	8
Net cash used in financing activities	—	—	(326)	(694)	68	(952)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9)	—	(9)
Net increase (decrease) in cash and cash equivalents	—	—	(73)	18	—	(55)
Cash and cash equivalents, beginning of period	—	—	270	296	—	566

Cash and cash equivalents, end of period	$—	$—	$197	$314	$—	$511

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

Overview

Hilton is one of the largest and fastest growing hospitality companies in the world, with 4,727 hotels, resorts and timeshare properties comprising 775,866 rooms in 104 countries and territories as of June 30, 2016. Our premier brand portfolio includes our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton, our full-service hotel brands, Hilton Hotels & Resorts, Curio - A Collection by Hilton, DoubleTree by Hilton and Embassy Suites by Hilton, our focused-service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton, and our timeshare brand, Hilton Grand Vacations. We had approximately 55 million members in our award-winning customer loyalty program, Hilton HHonors as of June 30, 2016.

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

In February 2016, we announced a plan to separate a substantial portion of our ownership business, consisting primarily of our owned hotels located in the U.S., as well as our timeshare business from Hilton, forming two additional publicly traded companies. In June 2016, Hilton Grand Vacations Inc. and Park Hotels & Resorts Inc. filed registration statements with the SEC disclosing financial and other details of these planned spin-off transactions, which are subject to several conditions, including the SEC declaring effective the registration statements and final approval of the separation transactions by our board of directors.

Geographically, management conducts business through three distinct geographic regions: the Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S. is included in the Americas, it represents a significant portion of our system-wide hotel rooms (75 percent) as of June 30, 2016; therefore, the U.S. is often analyzed separately and apart from the Americas geographic region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Ireland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately by management. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific island nations.

We continue to expand our global footprint, fee-based business and the capital efficiency of our timeshare business. As we enter into new management and franchise contracts, we expand our business with minimal or no capital investment by us as the manager or franchisor, as the capital required to build and maintain hotels is typically provided by the third-party owner of the respective hotel that we contract with to provide management and franchise services. Additionally, prior to approving the addition of new hotels to our management and franchise development pipeline, we evaluate the economic viability of the hotel based on the geographic location, the credit quality of the third-party owner and other factors. As a result, by increasing the number of management and franchise agreements with third-party owners, we expect to achieve a higher overall return on invested capital.

As of June 30, 2016, we had a total of 1,822 hotels in our development pipeline, representing approximately 288,000 rooms under construction or approved for development throughout 91 countries and territories, including 32 countries and territories where we do not currently have any open hotels. Over 99 percent of the rooms in the pipeline are within our management and franchise segment. Of the rooms in the pipeline, over 144,000 rooms, or more than half of the pipeline, were located outside the U.S., which will result in the percentage of hotel rooms outside the U.S. increasing in future years as hotels in the pipeline open. As of June 30, 2016, over 143,000 rooms, representing approximately half of our development pipeline, were under construction. We do not consider any individual development project to be material to us.

Our overall supply of timeshare intervals as of June 30, 2016 was approximately 132,000 intervals, or nearly six years at current sales pace. In addition to investing in developing timeshare properties for sales to customers, we enter into agreements to market and sell timeshare units developed by third parties. Our supply of third-party developed timeshare intervals was approximately 107,000, or 81 percent of our overall supply, as of June 30, 2016.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. Of the 4,680 hotels in our system as of June 30, 2016, 3,795 were classified as comparable hotels. Our 885 non-comparable hotels included 196 properties, or approximately four percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were not available.

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

Results of Operations
The hotel operating statistics by segment for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance		Six Months Ended	Variance
	June 30, 2016	2016 vs. 2015		June 30, 2016	2016 vs. 2015
Owned and leased hotels
Occupancy	81.9%	(1.4)%	pts.	77.4%	(1.1)%	pts.
ADR	$190.94	2.4%		$185.94	3.2%
RevPAR	$156.32	0.7%		$144.00	1.7%

Managed and franchised hotels
Occupancy	78.7%	0.3%	pts.	74.3%	—%	pts.
ADR	$142.12	2.8%		$139.79	2.6%
RevPAR	$111.83	3.2%		$103.84	2.6%

System-wide
Occupancy	78.9%	0.1%	pts.	74.6%	(0.1)%	pts.
ADR	$146.52	2.7%		$144.04	2.6%
RevPAR	$115.66	2.9%		$107.40	2.5%

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance		Six Months Ended	Variance
	June 30, 2016	2016 vs. 2015		June 30, 2016	2016 vs. 2015
U.S.
Occupancy	81.0%	0.4%	pts.	76.2%	—%	pts.
ADR	$146.23	2.3%		$143.80	2.4%
RevPAR	$118.48	2.9%		$109.59	2.4%

Americas (excluding U.S.)
Occupancy	73.5%	(0.5)%	pts.	70.8%	(0.3)%	pts.
ADR	$123.73	2.7%		$124.97	3.6%
RevPAR	$90.98	2.1%		$88.50	3.2%

Europe
Occupancy	76.1%	(2.0)%	pts.	70.4%	(1.1)%	pts.
ADR	$157.29	3.9%		$148.21	3.4%
RevPAR	$119.76	1.3%		$104.32	1.9%

Middle East and Africa
Occupancy	60.4%	(7.2)%	pts.	62.1%	(4.9)%	pts.
ADR	$172.36	21.1%		$171.30	9.2%
RevPAR	$104.04	8.1%		$106.29	1.1%

Asia Pacific
Occupancy	69.0%	3.7%	pts.	68.1%	3.8%	pts.
ADR	$142.33	(1.9)%		$145.44	(0.4)%
RevPAR	$98.25	3.6%		$99.12	5.4%

During the three and six months ended June 30, 2016, we experienced system-wide RevPAR growth driven by continued ADR growth in all segments. Regionally, despite political issues and terrorism in certain parts of Europe and MEA, all of our regions experienced RevPAR growth resulting from ADR growth. Additionally, we continue to benefit from favorable growth conditions in the Asia Pacific region through increased demand.

Revenues

Owned and leased hotels

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
U.S. owned and leased hotels	$657	$649	1.2	$1,258	$1,196	5.2
International owned and leased hotels	448	486	(7.8)	814	896	(9.2)
Total owned and leased hotels	$1,105	$1,135	(2.6)	$2,072	$2,092	(1.0)

The following details the changes in revenues at our U.S. owned and leased hotels giving effect to acquired and disposed hotels, which resulted in a net increase in revenues:

			Increase / (decrease)	Net decrease / (increase) from acquired and disposed hotels(1)	Increase / (decrease) excluding the effect of acquired and disposed hotels
	June 30,
	2016	2015
	(in millions)
Three Months Ended
Comparable U.S. owned and leased hotels	$554	$552	$2	$—	$2
Non-comparable U.S. owned and leased hotels	103	97	6	(11)	(5)
U.S. owned and leased hotels	$657	$649	$8	$(11)	$(3)

Six Months Ended
Comparable U.S. owned and leased hotels	$1,046	$1,019	$27	$—	$27
Non-comparable U.S. owned and leased hotels	212	177	35	(44)	(9)
U.S. owned and leased hotels	$1,258	$1,196	$62	$(44)	$18
____________

(1)	From January 1, 2015 to June 30, 2016, six properties were added to our U.S. owned and leased portfolio on a net basis.

As of June 30, 2016, we had 46 consolidated owned and leased hotels located in the U.S., comprising 27,068 rooms. The increases in revenues at our U.S. owned and leased hotels for the three and six months ended June 30, 2016 were primarily a result of an increase from properties acquired in February and June of 2015 (see Note 3: "Acquisitions"), net of the decrease in revenues from the Waldorf Astoria New York, which was sold in February 2015. Excluding acquisitions and dispositions, revenues from non-comparable U.S. owned and leased hotels decreased primarily as a result of renovations at one property. Additionally, revenues from our comparable U.S owned and leased hotels increased during the three and six months ended June 30, 2016 primarily as a result of increases in RevPAR of 0.2 percent and 2.2 percent, respectively, mainly from ADR increases of 1.8 percent and 3.2 percent. Despite the overall increase in comparable U.S. owned and leased hotel RevPAR, certain markets experienced decreases in RevPAR, mainly Chicago and New York, which was a result of decreases in city-wide events and supply challenges, respectively. During the six months ended June 30, 2016, we experienced increases in both group and transient business at our comparable U.S. owned and leased hotels.

The following details the changes in revenues at our international owned and leased hotels giving effect to foreign currency ("FX") changes and acquired and disposed hotels, which resulted in net decreases in revenues:

			Increase / (decrease)	Net decrease due to FX changes(1)	Decrease from disposed hotels(2)	Increase / (decrease) excluding the effect of FX changes and disposed hotels
	June 30,
	2016	2015
	(in millions)
Three Months Ended
Comparable international owned and leased hotels	$424	$423	$1	$8	$—	$9
Non-comparable international owned and leased hotels	24	63	(39)	—	36	(3)
International owned and leased hotels	$448	$486	$(38)	$8	$36	$6

Six Months Ended
Comparable international owned and leased hotels	$768	$775	$(7)	$22	$—	$15
Non-comparable international owned and leased hotels	46	121	(75)	2	68	(5)
International owned and leased hotels	$814	$896	$(82)	$24	$68	$10
____________

(1)
Unfavorable movements were a result of the strengthening of the USD compared to that of currencies primarily in Europe, where the majority of our owned and leased hotels outside of the U.S. are located.

(2)	From January 1, 2015 to June 30, 2016, five properties were removed from our international owned and leased portfolio.

As of June 30, 2016, we had 82 consolidated owned and leased hotels located outside of the U.S., comprising 23,398 rooms. The decreases in revenues at our international hotels during the three and six months ended June 30, 2016 were primarily a result of the effect of foreign currency changes and decreases in revenues from properties disposed of between January 1, 2015 and June 30, 2016. Additionally, comparable international owned and leased hotel revenues increased as a result of increases in RevPAR of 1.3 percent and 1.0 percent during the three and six months ended June 30, 2016, respectively, due to increases in ADR of 3.3 percent and 3.0 percent, respectively. During the three and six months ended June 30, 2016, we experienced increases in group business at our comparable international owned and leased hotels, partially offset by decreases in transient room revenue.

Management and franchise fees and other

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Management fees	$101	$98	3.1	$204	$194	5.2
Franchise fees	321	289	11.1	584	545	7.2
Other	22	20	10.0	42	39	7.7
	$444	$407	9.1	$830	$778	6.7

On a currency neutral basis, our management fees increased $5 million, or 5.2 percent, and $14 million, or 7.4 percent, during the three and six months ended June 30, 2016, respectively, which were a result of increases in RevPAR of 3.6 percent and 2.9 percent, respectively, at our comparable hotels. On a currency neutral basis, our franchise fees increased $33 million, or 11.5 percent, and $41 million, or 7.6 percent, during the three and six months ended June 30, 2016, respectively, which were a result of increases in RevPAR of 3.0 percent and 2.5 percent, respectively, at our comparable hotels. The increases in RevPAR for managed and franchised hotels were the result of increases in ADR. Franchise fees also increased as a result of increases in other fees of $7 million and $11 million during the three and six months ended June 30, 2016, respectively.

The increases in management and franchise fees were also a result of the addition of new managed and franchised properties to our portfolio, which are not included in our comparable hotels. From January 1, 2015 to June 30, 2016, we added 403 managed and franchised properties on a net basis, including new development and ownership type transfers, providing an additional 60,911 rooms to our system. As new hotels are established in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods.

Timeshare

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Timeshare sales	$239	$233	2.6	$474	$470	0.9
Resort operations	60	51	17.6	115	101	13.9
Financing and other	37	35	5.7	73	69	5.8
	$336	$319	5.3	$662	$640	3.4

Timeshare revenues increased during the three and six months ended June 30, 2016 primarily as a result of increases in revenues from our resort operations due to increases in fees earned related to our Hilton Grand Vacations Club from increases in new owners and transactions. Additionally, timeshare sales revenue increased during the three and six months ended June 30, 2016 as a result of increases in commissions recognized from the sale of third-party developed intervals of $30 million and $5 million, respectively, primarily as a result of increases in sales volume. These increases were offset by decreases of $24 million and $1 million during the three and six months ended June 30, 2016, respectively, in revenues from the sale of timeshare intervals owned by us. Overall timeshare sales volume increased 13 percent and 5 percent, respectively, during the three and six months ended June 30, 2016, as a result of increased tour flow and net volume per guest.

Operating Expenses

Owned and leased hotels

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
U.S. owned and leased hotels	$421	$400	5.3	$835	$788	6.0
International owned and leased hotels	387	417	(7.2)	729	797	(8.5)
Total owned and leased hotels	$808	$817	(1.1)	$1,564	$1,585	(1.3)

Fluctuations in operating expenses at our owned and leased hotels can relate to various factors, including changes in occupancy levels, labor costs, utilities, taxes and insurance costs. The change in the number of occupied room nights directly affects certain variable expenses, which include payroll, supplies and other operating expenses.

The following details the changes in operating expenses at our U.S. owned and leased hotels giving effect to acquired and disposed hotels, which resulted in a net increase in operating expenses:

			Increase / (decrease)	Net decrease / (increase) from acquired and disposed hotels(1)	Increase / (decrease) excluding the effect of acquired and disposed hotels
	June 30,
	2016	2015
	(in millions)
Three Months Ended
Comparable U.S. owned and leased hotels	$357	$346	$11	$—	$11
Non-comparable U.S. owned and leased hotels	64	54	10	(11)	(1)
U.S. owned and leased hotels	$421	$400	$21	$(11)	$10

Six Months Ended
Comparable U.S. owned and leased hotels	$707	$676	$31	$—	$31
Non-comparable U.S. owned and leased hotels	128	112	16	(18)	(2)
U.S. owned and leased hotels	$835	$788	$47	$(18)	$29
____________

(1)	From January 1, 2015 to June 30, 2016, six properties were added to our U.S. owned and leased portfolio on a net basis.

The increases in operating expenses at our U.S. owned and leased hotels during the three and six months ended June 30, 2016, respectively, were primarily a result of increases at our comparable hotels, which was a result of increased payroll costs and other operating expenses. Operating expenses at our non-comparable U.S. owned and leased hotels increased primarily as a result of an increase in operating expenses from properties acquired in February and June of 2015 (see Note 3: "Acquisitions"), net of the decrease in operating expenses from the Waldorf Astoria New York, which was sold in February 2015.

The following details the changes in operating expenses at our international owned and leased hotels giving effect to foreign currency ("FX") changes and disposed hotels, which resulted in net increases in operating expenses:

			Increase / (decrease)	Net decrease due to FX changes(1)	Decrease from disposed hotels(2)	Increase / (decrease) excluding the effect of FX changes and disposed hotels
	June 30,
	2016	2015
	(in millions)
Three Months Ended
Comparable international owned and leased hotels	$364	$366	$(2)	$8	$—	$6
Non-comparable international owned and leased hotels	23	51	(28)	—	26	(2)
International owned and leased hotels	$387	$417	$(30)	$8	$26	$4

Six Months Ended
Comparable international owned and leased hotels	$683	$695	$(12)	$22	$—	$10
Non-comparable international owned and leased hotels	46	102	(56)	2	50	(4)
International owned and leased hotels	$729	$797	$(68)	$24	$50	$6
____________

(1)
Unfavorable movements were a result of the strengthening of the USD compared to that of currencies primarily in Europe, where the majority of our owned and leased hotels outside of the U.S. are located.

(2)	From January 1, 2015 to June 30, 2016, five properties were removed from our international owned and leased portfolio.

The decreases in operating expenses at our international owned and leased hotels during the three and six months ended June 30, 2016 were primarily a result of the effect of foreign currency changes and decreases in operating expenses from properties disposed of between January 1, 2015 and June 30, 2016.

Timeshare

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Timeshare sales	$170	$172	(1.2)	$340	$360	(5.6)
Resort operations	34	32	6.3	64	63	1.6
Financing and other	19	16	18.8	36	31	16.1
	$223	$220	1.4	$440	$454	(3.1)

Timeshare sales expense decreased during the six months ended June 30, 2016 primarily as a result of a decrease of $20 million in the cost of product related to the reacquisition of owned timeshare inventory for customer upgrades into third-party developed properties.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Depreciation	$90	$89	1.1	$177	$172	2.9
Amortization	81	84	(3.6)	163	176	(7.4)
	$171	$173	(1.2)	$340	$348	(2.3)

The increases in depreciation expense during the three and six months ended June 30, 2016 resulted primarily from the addition of property and equipment related to the properties acquired in 2015. The decrease in amortization expense during the six months ended June 30, 2016 was primarily a result of $13 million in accelerated amortization during the six months ended June 30, 2015 of a management contract intangible asset related to properties that were managed by us prior to our acquisition of those hotels.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
General and administrative	$115	$208	(44.7)	$208	$317	(34.4)
Other	17	13	30.8	37	31	19.4
	$132	$221	(40.3)	$245	$348	(29.6)

The decreases in general and administrative expense during the three and six months ended June 30, 2016 as compared to the same period in 2015 were primarily a result of decreases of $64 million and $66 million, respectively, in share-based compensation expense primarily due to the recognition of expense when certain remaining awards granted in connection with our initial public offering vested in May 2015. Additionally, there were decreases of $40 million and $52 million, respectively, in severance costs related to the sale of the Waldorf Astoria New York. These decreases were offset by general and administrative expense increases during the three and six months ended June 30, 2016 as a result of $18 million and $27 million, respectively, of costs associated with the planned spin-off transactions.

Gain (loss) on sales of assets, net

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Gain (loss) on sales of assets, net	$2	$(3)	NM(1)	$2	$142	(98.6)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

During the six months ended June 30, 2015, we completed the sale of the Waldorf Astoria New York. See Note 4: "Disposals" in our unaudited condensed consolidated financial statements for additional discussion.

Non-operating Income and Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Interest expense	$147	$149	(1.3)	$286	$293	(2.4)

Interest expense decreased $2 million and $7 million for the three and six months ended June 30, 2016, respectively, compared to the same period in 2015 as a result of a decrease in our indebtedness, primarily due to debt prepayments on the Term Loans of $450 million between June 30, 2015 and June 30, 2016.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Equity in earnings from unconsolidated affiliates	$8	$9	(11.1)	$11	$13	(15.4)

Equity in earnings from unconsolidated affiliates was relatively unchanged as the performance of our unconsolidated affiliates was consistent with the three and six months ended June 30, 2015.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Gain (loss) on foreign currency transactions	$(13)	$5	NM(1)	$(25)	$(13)	92.3
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The net loss on foreign currency transactions for the three months ended June 30, 2016 primarily related to changes in foreign currency rates on our short-term cross-currency intercompany notes, predominantly those denominated in British pound offset by those denominated in Australian dollar ("AUD") and Brazilian real. The net loss on foreign currency transactions for the six months ended June 30, 2016 primarily related to changes in foreign currency rates on our short-term cross-currency intercompany notes, predominantly those denominated in British pound offset by those denominated in Brazilian real.

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

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Other gain (loss), net	$(5)	$18	NM(1)	$(5)	$(7)	(28.6)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The net gain for the three months ended June 30, 2015 was primarily related to a gain of $24 million recognized as a result of the reduction of a capital lease liability from one of our consolidated VIEs during the period. This gain was offset by transaction costs from the acquisition of an additional property in connection with the tax deferred exchange. See Note 3: "Acquisitions" and Note 8: "Consolidated Variable Interest Entities" in our unaudited condensed consolidated financial statements for additional discussion.

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

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Income tax expense	$(156)	$(145)	7.6	$(110)	$(308)	(64.3)

Income tax expense for the three months ended June 30, 2016 increased as a result of the increase in income before income taxes, partially offset by a decrease in our effective tax rate. Our effective tax rate for the three months ended June 30, 2015 was higher than our statutory tax rate primarily as a result of the reduction in goodwill in connection with the sale of the Waldorf Astoria New York and share-based compensation prior to and in connection with the initial public offering for which no tax benefits were recognized.

Income tax expense for the six months ended June 30, 2016 decreased as a result of a net reduction in our unrecognized tax benefits of $155 million in the current period; see Note 12: "Income Taxes" in our unaudited condensed consolidated financial statements for additional discussion. This decrease was partially offset by additional income tax expense resulting from higher income before income taxes.

Segment Results

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 17: "Business Segments" in our unaudited condensed consolidated financial statements. For a discussion of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to "—Key Business and Financial Metrics Used by Management."

The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts:

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Revenues
Ownership	$1,114	$1,141	(2.4)	$2,088	$2,105	(0.8)
Management and franchise	471	434	8.5	880	825	6.7
Timeshare	336	319	5.3	662	640	3.4
Segment revenues	1,921	1,894	1.4	3,630	3,570	1.7
Other revenues from managed and franchised properties	1,166	1,061	9.9	2,237	2,011	11.2
Other revenues	23	21	9.5	45	42	7.1
Intersegment fees elimination	(59)	(54)	9.3	(111)	(102)	8.8
Total revenues	$3,051	$2,922	4.4	$5,801	$5,521	5.1

Adjusted EBITDA
Ownership	$299	$318	(6.0)	$506	$508	(0.4)
Management and franchise	471	434	8.5	880	825	6.7
Timeshare	98	86	14.0	193	160	20.6
Corporate and other	(62)	(61)	1.6	(120)	(117)	2.6
Adjusted EBITDA	$806	$777	3.7	$1,459	$1,376	6.0

The table below provides a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$244	$167	$554	$317
Interest expense	147	149	286	293
Income tax expense	156	145	110	308
Depreciation and amortization	171	173	340	348
Interest expense, income tax and depreciation and amortization included in equity in earnings from unconsolidated affiliates	7	7	15	14
EBITDA	725	641	1,305	1,280
Loss (gain) on sales of assets, net	(2)	3	(2)	(142)
Loss (gain) on foreign currency transactions	13	(5)	25	13
FF&E replacement reserve	16	14	29	27
Share-based compensation expense	26	92	44	122
Impairment loss	—	—	15	—
Other loss (gain), net	5	(18)	5	7
Other adjustment items	23	50	38	69
Adjusted EBITDA	$806	$777	$1,459	$1,376

Ownership

Ownership segment revenues decreased $27 million and $17 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily as a result of decreases in owned and leased hotel revenues. The decrease in revenues at our owned and leased hotels was primarily a result of the disposal of international hotels and foreign currency fluctuations, partially offset by the net acquisition of hotels in the U.S. Ownership Adjusted EBITDA decreased $19 million and $2 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily as a result of the decrease in ownership segment revenues partially offset by decreases in owned and leased operating expenses of $9 million and $21 million, respectively. Refer to "—Revenues—Owned and leased hotels" and "—Operating Expenses—Owned and leased hotels" for further discussion of the changes in revenues and operating expenses at our owned and leased hotels.

Management and franchise

Management and franchise segment revenues increased $37 million and $55 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily as a result of increases in RevPAR at our comparable managed and franchised properties of 3.2 percent and 2.6 percent, respectively, as well as increases in other fees and the net addition of hotels to our managed and franchised system. Refer to "—Revenues—Management and franchise and other" for further discussion on the increases in revenues from our managed and franchised properties. Management and franchise Adjusted EBITDA increased as a result of the increases in management and franchise segment revenues.

Timeshare

Timeshare segment revenues increased $17 million and $22 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily as a result of increases in revenues from our resort operations due to increases in fees earned related to our Hilton Grand Vacations Club from increases in new owners and transactions. Timeshare Adjusted EBITDA increased $12 million for the three months ended June 30, 2016, compared to the same period in 2015, primarily as a result of the increase in timeshare revenues offset by the increase in timeshare operating expenses of $3 million. For the six months ended June 30, 2016, our timeshare Adjusted EBITDA increased $33 million, compared to the same period in 2015, primarily as a result of the increase in timeshare revenues and the decrease in timeshare operating expenses of $14 million. Refer to "—Revenues—Timeshare" and "—Operating Expenses—Timeshare" for a discussion of the changes in revenues and operating expenses from our timeshare segment.

Supplemental Financial Data for Unrestricted U.S. Real Estate Subsidiaries

As of June 30, 2016, we owned a majority or controlling financial interest in 57 hotels, representing 29,095 rooms. Of these owned hotels, 36 hotels, representing an aggregate of 23,570 rooms as of June 30, 2016, were owned by subsidiaries that we collectively refer to as our "Unrestricted U.S. Real Estate Subsidiaries." The properties held by our Unrestricted U.S. Real Estate Subsidiaries secure either our $3,418 million CMBS Loan or one of our $490 million in mortgage loans and are not included in the collateral securing the Senior Secured Credit Facility. In addition, the Unrestricted U.S. Real Estate Subsidiaries are not subject to any of the restrictive covenants in the indenture that governs our Senior Notes, which are unsecured.

We have included this supplemental financial data to comply with certain financial information requirements regarding our Unrestricted U.S. Real Estate Subsidiaries set forth in the indenture that governs our Senior Notes. For the six months ended June 30, 2016, the Unrestricted U.S. Real Estate Subsidiaries represented 20.2 percent of our total revenues, 15.9 percent of net income attributable to Hilton stockholders and 24.9 percent of our Adjusted EBITDA, and as of June 30, 2016, represented 34.9 percent of our total assets and 34.0 percent of our total liabilities.

The following tables present supplemental unaudited financial data, as required by the indenture that governs our Senior Notes, for our Unrestricted U.S. Real Estate Subsidiaries:

	Six Months Ended
	June 30,
	2016	2015
	(in millions)
Revenues	$1,169	$1,114
Net income attributable to Hilton stockholders	87	184
Capital expenditures for property and equipment	109	107
Adjusted EBITDA(1)	364	347
Cash provided by (used in):
Operating activities	191	168
Investing activities	(94)	350
Financing activities	36	(511)
____________

(1)
The following table provides a reconciliation of our Unrestricted U.S. Real Estate Subsidiaries' net income to EBITDA and Adjusted EBITDA, which we believe is the most closely comparable U.S. GAAP financial measure:

	Six Months Ended
	June 30,
	2016	2015
	(in millions)
Net income	$88	$185
Interest expense	87	87
Income tax expense	59	70
Depreciation and amortization	127	118
EBITDA	361	460
Gain on sales of assets, net	(1)	(144)
Share-based compensation expense	1	1
Other loss, net	2	30
Other adjustment items	1	—
Adjusted EBITDA	$364	$347

	June 30,	December 31,
	2016	2015
	(in millions)
Assets	$9,020	$8,914
Liabilities	6,641	6,718

Liquidity and Capital Resources

Overview

As of June 30, 2016, we had total cash and cash equivalents of $1,081 million, including $271 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance related to cash collateral on our self-insurance programs, escrowed cash from our timeshare operations and cash restricted in accordance with our long-term debt and timeshare debt agreements.

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

We finance our business activities primarily with existing cash and cash generated from our operations. We believe that this cash will be adequate to meet anticipated requirements for operating expenses and other expenditures, including corporate expenses, payroll and related benefits, legal costs and purchase commitments for the foreseeable future. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders.

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

In June 2016, we paid a quarterly cash dividend of $0.07 per share on shares of our common stock, for a total of $69 million bringing total cash dividends in 2016 to $138 million. In July 2016, we declared a quarterly cash dividend of $0.07 per share on shares of our common stock to be paid on or before September 16, 2016 to stockholders of record of our common stock as of the close of business on August 19, 2016.

Sources and Uses Of Our Cash and Cash Equivalents

The following table summarizes our net cash flows and key metrics related to our liquidity:

	As of and for the Six Months Ended June 30,		Percent Change
	2016	2015	2016 vs. 2015
	(in millions)
Net cash provided by operating activities	$655	$648	1.1
Net cash provided by (used in) investing activities	(222)	258	NM(1)
Net cash used in financing activities	(238)	(952)	(75.0)
Working capital surplus(2)	267	99	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

(2)	Total current assets less total current liabilities.

Our ratio of current assets to current liabilities was 1.10 and 1.06 as of June 30, 2016 and December 31, 2015, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from management and franchise fee revenue, operating income from our owned and leased properties and sales of timeshare units.

Net cash provided by operating activities remained relatively consistent primarily as a result of improved operating results, mainly in our management and franchise business, offset by an increase in net cash paid for taxes of $45 million.

Investing Activities

For the six months ended June 30, 2016, net cash used in investing activities was $222 million, and consisted primarily of capital expenditures for property and equipment and capitalized software costs. Our capital expenditures for property and equipment primarily consisted of expenditures related to the renovation of existing owned and leased properties and our corporate facilities. Our capitalized software costs related to various systems initiatives for the benefit of our hotel owners and our overall corporate operations.

During the six months ended June 30, 2015, we generated $258 million in cash from investing activities primarily as a result of net proceeds of $459 million from our tax deferred exchange; see Note 3: "Acquisitions" and Note 4: "Disposals" in our unaudited condensed consolidated financial statements. This amount was partially offset by $201 million in capital expenditures, including contract acquisition costs and capitalized software costs

Financing Activities

The $714 million decrease in net cash used in financing activities was primarily attributable to a decrease in repayments of debt of $897 million, offset by the payment of cash dividends totaling $138 million during 2016. The decrease in repayments of debt was primarily due to the repayment of the Waldorf Astoria Loan of $525 million in connection with the sale of the Waldorf Astoria New York in February 2015, as well as $325 million of voluntary prepayments on our Term Loans during the six months ended June 30, 2015.

Senior Secured Credit Facility

Our Revolving Credit Facility provides for $1.0 billion in borrowings, including the ability to draw up to $150 million in the form of letters of credit. As of June 30, 2016, we had $45 million of letters of credit outstanding under our Revolving Credit Facility, and a borrowing capacity of $955 million. We are currently required to pay a commitment fee of 0.125 percent per annum on the amount of our unused commitments.

Debt

As of June 30, 2016, our total indebtedness, excluding $225 million of our share of debt of our investments in affiliates, was approximately $10.4 billion, including $445 million of timeshare debt. For further information on our total indebtedness refer to Note 9: "Debt" in our unaudited condensed consolidated financial statements.

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

Item 1A.     Risk Factors

As of June 30, 2016, there have been no material changes from the risk factors previously disclosed in response to "Part I —Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Travelport Worldwide Limited and NCR Corporation, each of which may be considered an affiliate of Blackstone and, therefore, our affiliate.

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

Date: July 27, 2016