Form 10-Q
period 2016-09-30
Hilton Worldwide Holdings Inc.
filed 2016-10-26
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of October 21, 2016 was 989,783,195.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$859	$609
Restricted cash and cash equivalents	272	247
Accounts receivable, net of allowance for doubtful accounts of $33 and $30	1,021	876
Inventories	508	442
Current portion of financing receivables, net	128	129
Prepaid expenses	171	147
Income taxes receivable	17	97
Other	48	38
Total current assets (variable interest entities - $176 and $141)	3,024	2,585
Property, Intangibles and Other Assets:
Property and equipment, net	9,020	9,119
Financing receivables, net	929	887
Investments in affiliates	132	138
Goodwill	5,855	5,887
Brands	4,908	4,919
Management and franchise contracts, net	1,044	1,149
Other intangible assets, net	525	586
Deferred income tax assets	75	78
Other	359	274
Total property, intangibles and other assets (variable interest entities - $616 and $481)	22,847	23,037
TOTAL ASSETS	$25,871	$25,622
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$2,354	$2,206
Current maturities of long-term debt	101	94
Current maturities of timeshare debt	80	110
Income taxes payable	63	33
Total current liabilities (variable interest entities - $248 and $157)	2,598	2,443
Long-term debt	9,883	9,857
Timeshare debt	337	392
Deferred revenues	96	283
Deferred income tax liabilities	4,487	4,630
Liability for guest loyalty program	853	784
Other	1,126	1,282
Total liabilities (variable interest entities - $779 and $627)	19,380	19,671
Commitments and contingencies - see Note 18
Equity:
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 30,000,000,000 authorized shares, 989,810,812 issued and 989,782,045 outstanding as of September 30, 2016 and 987,487,127 issued and 987,458,360 outstanding as of December 31, 2015	10	10
Additional paid-in capital	10,198	10,151
Accumulated deficit	(2,866)	(3,392)
Accumulated other comprehensive loss	(826)	(784)
Total Hilton stockholders' equity	6,516	5,985
Noncontrolling interests	(25)	(34)
Total equity	6,491	5,951
TOTAL LIABILITIES AND EQUITY	$25,871	$25,622

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Owned and leased hotels	$1,033	$1,082	$3,105	$3,174
Management and franchise fees and other	446	416	1,276	1,194
Timeshare	358	334	1,020	974
	1,837	1,832	5,401	5,342
Other revenues from managed and franchised properties	1,105	1,063	3,342	3,074
Total revenues	2,942	2,895	8,743	8,416

Expenses
Owned and leased hotels	771	798	2,335	2,383
Timeshare	257	219	697	673
Depreciation and amortization	169	171	509	519
Impairment loss	—	—	15	—
General, administrative and other	147	145	392	493
	1,344	1,333	3,948	4,068
Other expenses from managed and franchised properties	1,105	1,063	3,342	3,074
Total expenses	2,449	2,396	7,290	7,142

Gain on sales of assets, net	—	164	2	306

Operating income	493	663	1,455	1,580

Interest income	3	3	10	11
Interest expense	(148)	(138)	(434)	(431)
Equity in earnings from unconsolidated affiliates	7	9	18	22
Loss on foreign currency transactions	(8)	(8)	(33)	(21)
Other gain (loss), net	(10)	1	(15)	(6)

Income before income taxes	337	530	1,001	1,155

Income tax expense	(145)	(247)	(255)	(555)

Net income	192	283	746	600
Net income attributable to noncontrolling interests	(5)	(4)	(11)	(10)
Net income attributable to Hilton stockholders	$187	$279	$735	$590

Earnings per share
Basic	$0.19	$0.28	$0.74	$0.60
Diluted	$0.19	$0.28	$0.74	$0.60

Cash dividends declared per share	$0.07	$0.07	$0.21	$0.07

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$192	$283	$746	$600
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $1, $(79), $(14) and $(49)	(2)	(115)	(42)	(157)
Pension liability adjustment, net of tax of $(1), $(1), $(2) and $(2)	—	1	2	3
Cash flow hedge adjustment, net of tax of $(1), $4, $3 and $7	3	(6)	(3)	(11)
Total other comprehensive income (loss)	1	(120)	(43)	(165)

Comprehensive income	193	163	703	435
Comprehensive income attributable to noncontrolling interests	(6)	(4)	(10)	(10)
Comprehensive income attributable to Hilton stockholders	$187	$159	$693	$425

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities
Net income	$746	$600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	509	519
Impairment loss	15	—
Gain on sales of assets, net	(2)	(306)
Equity in earnings from unconsolidated affiliates	(18)	(22)
Loss on foreign currency transactions	33	21
Other loss, net	15	6
Share-based compensation	50	114
Distributions from unconsolidated affiliates	15	22
Deferred income taxes	(147)	34
Change in restricted cash and cash equivalents	(20)	(13)
Working capital changes and other	(260)	16
Net cash provided by operating activities	936	991

Investing Activities
Capital expenditures for property and equipment	(227)	(214)
Acquisitions, net of cash acquired	—	(1,410)
Payments received on other financing receivables	2	3
Issuance of other financing receivables	(33)	(9)
Investments in affiliates	—	(5)
Distributions from unconsolidated affiliates	2	18
Proceeds from asset dispositions	1	2,197
Change in restricted cash and cash equivalents	14	—
Contract acquisition costs	(35)	(27)
Capitalized software costs	(56)	(38)
Net cash provided by (used in) investing activities	(332)	515

Financing Activities
Borrowings	1,000	35
Repayment of debt	(1,094)	(1,342)
Debt issuance costs	(35)	—
Change in restricted cash and cash equivalents	(19)	(53)
Dividends paid	(207)	(69)
Distributions to noncontrolling interests	(6)	(6)
Excess tax benefits from share-based compensation	—	8
Net cash used in financing activities	(361)	(1,427)

Effect of exchange rate changes on cash and cash equivalents	7	(17)
Net increase in cash and cash equivalents	250	62
Cash and cash equivalents, beginning of period	609	566

Cash and cash equivalents, end of period	$859	$628

Supplemental Disclosures
Cash paid during the year:
Interest	$341	$329
Income taxes, net of refunds	476	359

Non-cash investing activities:
Conversion of property and equipment to timeshare inventory	(79)	—
Long-term debt assumed	—	(450)

Non-cash financing activities:
Long-term debt assumed	—	450
Capital lease restructuring	—	(24)

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock					Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2015	987	$10	$10,151	$(3,392)	$(784)	$(34)	$5,951
Share-based compensation	3	—	47	—	—	—	47
Net income	—	—	—	735	—	11	746
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(41)	(1)	(42)
Pension liability adjustment	—	—	—	—	2	—	2
Cash flow hedge adjustment	—	—	—	—	(3)	—	(3)
Other comprehensive loss	—	—	—	—	(42)	(1)	(43)
Dividends	—	—	—	(209)	—	—	(209)
Cumulative effect of the adoption of ASU 2015-02	—	—	—	—	—	5	5
Distributions	—	—	—	—	—	(6)	(6)
Balance as of September 30, 2016	990	$10	$10,198	$(2,866)	$(826)	$(25)	$6,491

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock					Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2014	985	$10	$10,028	$(4,658)	$(628)	$(38)	$4,714
Share-based compensation	2	—	106	—	—	—	106
Net income	—	—	—	590	—	10	600
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(157)	—	(157)
Pension liability adjustment	—	—	—	—	3	—	3
Cash flow hedge adjustment	—	—	—	—	(11)	—	(11)
Other comprehensive loss	—	—	—	—	(165)	—	(165)
Dividends	—	—	—	(69)	—	—	(69)
Distributions	—	—	—	—	—	(6)	(6)
Balance as of September 30, 2015	987	$10	$10,134	$(4,137)	$(793)	$(34)	$5,180

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world based upon the number of hotel rooms and timeshare units. We are engaged in owning, leasing, managing and franchising hotels, resorts and timeshare properties. As of September 30, 2016, we owned, leased, managed or franchised 4,774 hotel and resort properties, totaling 781,272 rooms in 104 countries and territories, as well as 46 timeshare properties comprising 7,592 units.

As of September 30, 2016, affiliates of The Blackstone Group L.P. ("Blackstone") beneficially owned approximately 45.8 percent of our common stock.

Spin-off

Hilton Grand Vacations Inc. ("HGV") and Park Hotels & Resorts Inc. ("Park") have each filed Registration Statements on Form 10 with the U.S. Securities and Exchange Commission ("SEC") in which they disclosed financial and other details of our previously announced spin-off transactions (the "spin-offs") of a substantial portion of our ownership business, consisting primarily of our owned hotels located in the U.S., as well as our timeshare business, resulting in two additional independent, publicly traded companies. Completion of each of the spin-offs is subject to several conditions, including the SEC declaring effective the registration statements and final approval of the transactions by our board of directors.

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Note 2: Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset, which is consistent with the presentation of debt discounts and premiums. In August 2015, the FASB issued ASU No. 2015-15 ("ASU 2015-15"), Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that absent authoritative guidance in ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted ASU 2015-03 and ASU 2015-15 retrospectively as of January 1, 2016. As a result, approximately $94 million of debt issuance costs that were previously presented in other non-current assets as of December 31, 2015 are now included within long-term debt and timeshare debt. We elected to continue presenting the debt issuance costs related to our line-of-credit arrangements within other non-current assets.

In February 2015, the FASB issued ASU No. 2015-02 ("ASU 2015-02"), Consolidation (Topic 810) - Amendments to the Consolidation Analysis. This ASU modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. We elected, as permitted by the standard, to adopt ASU 2015-02 as of January 1, 2016 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of January 1, 2016 of approximately $5 million. Additionally, certain consolidated entities that were not previously considered variable interest entities ("VIEs") prior to the adoption of ASU 2015-02 were considered to be VIEs for which we are the primary beneficiary and continue to be consolidated following adoption; prior period VIE disclosures do not include the balances or activity associated with these VIEs.

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

In May 2014, the FASB issued ASU No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to ASU 2014-09, the FASB has issued several related ASUs. The provisions of ASU 2014-09 and the related ASUs are effective for reporting periods beginning after December 15, 2017 and are to be applied retrospectively or using a modified retrospective approach. We are currently evaluating our method of adoption and the effect that this ASU will have on our consolidated financial statements.

Note 3: Acquisitions

During the nine months ended September 30, 2015, we used proceeds from the sale of the Waldorf Astoria New York (see Note 4: "Disposals") to acquire, as part of a tax deferred exchange of real property, the following properties from sellers affiliated with Blackstone and an unrelated third party, for a total purchase price of $1.87 billion:

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

The results of operations from these properties included in our condensed consolidated statements of operations were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
	(in millions)
Total revenues	$84	$228
Income before income taxes	10	44

Note 4: Disposals

Hilton Sydney

In July 2015, we completed the sale of the Hilton Sydney for a purchase price of 442 million Australian dollars ("AUD") (equivalent to $340 million as of the closing date). As a result of the sale, we recognized a pre-tax gain of $163 million included in gain on sales of assets, net in our condensed consolidated statements of operations for the three and nine months ended September 30, 2015. The pre-tax gain was net of transaction costs, a goodwill reduction of $36 million and a reclassification of a currency translation adjustment of $25 million from accumulated other comprehensive loss into earnings concurrent with the disposition. The goodwill reduction was due to our consideration of the Hilton Sydney property as a business within our ownership segment; therefore, we reduced the carrying amount of our goodwill by the amount representing the fair value of the business disposed relative to the fair value of the portion of our ownership reporting unit goodwill that was retained.

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

Note 5: Property and Equipment

Property and equipment were as follows:

	September 30,	December 31,
	2016	2015
	(in millions)
Land	$3,451	$3,486
Buildings and leasehold improvements	6,478	6,410
Furniture and equipment	1,369	1,263
Construction-in-progress	112	80
	11,410	11,239
Accumulated depreciation	(2,390)	(2,120)
	$9,020	$9,119

Depreciation expense of property and equipment, including assets recorded for capital lease assets, was $86 million and $88 million during the three months ended September 30, 2016 and 2015, respectively, and $263 million and $260 million during the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016 and December 31, 2015, property and equipment included approximately $155 million and $144 million, respectively, of capital lease assets primarily consisting of buildings and leasehold improvements, net of $85 million and $71 million, respectively, of accumulated depreciation.

Note 6: Financing Receivables

Financing receivables were as follows:

	September 30, 2016
	Securitized Timeshare	Unsecuritized Timeshare(1)	Other	Total
	(in millions)
Financing receivables	$228	$741	$63	$1,032
Less: allowance for loan loss	(9)	(94)	—	(103)
	219	647	63	929

Current portion of financing receivables	51	88	2	141
Less: allowance for loan loss	(2)	(11)	—	(13)
	49	77	2	128

Total financing receivables	$268	$724	$65	$1,057

	December 31, 2015
	Securitized Timeshare	Unsecuritized Timeshare(1)	Other	Total
	(in millions)
Financing receivables	$309	$632	$39	$980
Less: allowance for loan loss	(14)	(79)	—	(93)
	295	553	39	887

Current portion of financing receivables	58	83	1	142
Less: allowance for loan loss	(3)	(10)	—	(13)
	55	73	1	129

Total financing receivables	$350	$626	$40	$1,016
____________

(1)
Included in this balance, we had $164 million and $163 million of gross timeshare financing receivables securing our revolving non-recourse timeshare financing receivables credit facility (the "Timeshare Facility"), as of September 30, 2016 and December 31, 2015, respectively.

Timeshare Financing Receivables

As of September 30, 2016, our timeshare financing receivables had interest rates ranging from 5.15 percent to 20.50 percent, a weighted average interest rate of 11.94 percent, a weighted average remaining term of 7.7 years and maturities through 2028.

Our timeshare financing receivables as of September 30, 2016 mature as follows:

	Securitized Timeshare	Unsecuritized Timeshare
Year	(in millions)
2016 (remaining)	$13	$31
2017	51	76
2018	50	81
2019	47	84
2020	43	88
Thereafter	75	469
	279	829
Less: allowance for loan loss	(11)	(105)
	$268	$724

As of September 30, 2016 and December 31, 2015, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $34 million and $32 million, respectively. The following table details an aged analysis of our gross timeshare financing receivables balance:

	September 30,	December 31,
	2016	2015
	(in millions)
Current	$1,061	$1,035
30 - 89 days past due	13	15
90 - 119 days past due	4	4
120 days and greater past due	30	28
	$1,108	$1,082

The changes in our allowance for loan loss were as follows:

	Nine Months Ended
	September 30,
	2016	2015
	(in millions)
Beginning balance	$106	$96
Write-offs	(27)	(23)
Provision for loan loss	37	29
Ending balance	$116	$102

Note 7: Investments in Affiliates

Investments in affiliates were as follows:

	September 30,	December 31,
	2016	2015
	(in millions)
Equity investments	$123	$129
Other investments	9	9
	$132	$138

We maintain investments in affiliates accounted for under the equity method, which are primarily investments in entities that owned or leased 15 and 16 hotels as of September 30, 2016 and December 31, 2015, respectively. These entities had total debt of approximately $960 million and $959 million as of September 30, 2016 and December 31, 2015, respectively. Substantially all of the debt is secured solely by the affiliates' assets or is guaranteed by other partners without recourse to us.

Note 8: Consolidated Variable Interest Entities

As of September 30, 2016, we consolidated nine VIEs: six that own or lease hotel properties; two that are associated with our timeshare financing receivables securitization transactions that both issued debt (collectively, the "Securitized Timeshare Debt"); and one management company. As of December 31, 2015, prior to adoption of ASU 2015-02, we consolidated three VIEs that owned or leased hotel properties and two that issued our Securitized Timeshare Debt. Of the four additional entities considered to be VIEs following the adoption of ASU 2015-02, two were previously consolidated by us and two were unconsolidated investments in affiliates.

We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our VIEs are only available to settle the obligations of these entities. As of September 30, 2016 and December 31, 2015, our condensed consolidated balance sheets included the assets and liabilities of the nine and five VIEs, respectively, which primarily comprised the following:

	September 30,	December 31,
	2016	2015
	(in millions)
Cash and cash equivalents	$73	$46
Restricted cash and cash equivalents	22	15
Accounts receivable, net	18	19
Property and equipment, net	265	72
Financing receivables, net	268	350
Deferred income tax assets	69	62
Other non-current assets	63	52
Accounts payable, accrued expenses and other	51	35
Long-term debt	395	219
Timeshare debt	268	353

During the nine months ended September 30, 2016 and 2015, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

In June 2015, one of our consolidated VIEs modified the terms of its capital lease, resulting in a reduction in long-term debt of $24 million. This amount was recognized as a gain in other gain (loss), net in our condensed consolidated statement of operations during the nine months ended September 30, 2015, as the capital lease asset had previously been fully impaired.

Note 9: Debt

Long-term Debt

Long-term debt balances, including obligations for capital leases, and associated interest rates as of September 30, 2016, were as follows:

	September 30,	December 31,
	2016	2015
	(in millions)
Senior notes with a rate of 5.625%, due 2021	$1,500	$1,500
Senior notes with a rate of 4.25%, due 2024	1,000	—
Senior secured term loan facility with a rate of 3.50%, due 2020	1,000	4,225
Senior secured term loan facility with an average rate of 3.10%, due 2023	3,217	—
Commercial mortgage-backed securities loan with a rate of 4.47%, due 2018	2,427	3,418
Mortgage loans and other property debt with an average rate of 4.28%, due 2016 to 2022(1)	620	616
Other unsecured notes with a rate of 7.50%, due 2017	54	54
Capital lease obligations with an average rate of 6.38%, due 2018 to 2097	277	245
	10,095	10,058
Less: current maturities of long-term debt(2)	(101)	(94)
Less: unamortized deferred financing costs and discounts	(111)	(107)
	$9,883	$9,857
____________

(1)	For mortgage loans with maturity date extensions that are solely at our option, we assumed they were exercised.

(2)	Net of unamortized deferred financing costs expected to be amortized in the next twelve months.

Senior Notes

In August 2016, we issued $1.0 billion aggregate principal amount of 4.25% senior notes due 2024 (the "2024 Senior Notes") and incurred $20 million of debt issuance costs. Interest on the 2024 Senior Notes is payable semi-annually in cash in arrears on March 1 and September 1 of each year, beginning on March 1, 2017. The 2024 Senior Notes are guaranteed on a senior unsecured basis by us and certain of our wholly owned subsidiaries.

Senior Secured Credit Facility

Our senior secured credit facility (the "Senior Secured Credit Facility") consists of a $1.0 billion senior secured revolving credit facility (the "Revolving Credit Facility") and a senior secured term loan facility (the "Term Loans"). In August 2016, we amended the Term Loans pursuant to which $3,225 million of outstanding Term Loans were converted into a new tranche of Term Loans due October 25, 2023 with interest of LIBOR plus 2.50 percent. In connection with the modification of the Term Loans, we recognized an $8 million discount as a reduction to long-term debt and $4 million of other debt issuance costs included in other gain (loss), net.

As of September 30, 2016, we had $45 million of letters of credit outstanding under our Revolving Credit Facility and a borrowing capacity of $955 million.

CMBS and Mortgage Loans

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

In September 2016, we made prepayments of $991 million on our commercial mortgage-backed securities loan (the "CMBS Loan") in exchange for the release of certain collateral.

Our CMBS Loan, which was secured by 20 of our U.S. owned real estate assets as of September 30, 2016, and the Bonnet Creek Loan require us to deposit with the lenders certain cash reserves for restricted uses. As of September 30, 2016 and December 31, 2015, our condensed consolidated balance sheets included $68 million and $49 million, respectively, of restricted cash and cash equivalents related to these loans.

Timeshare Debt

Timeshare debt balances, and associated interest rates as of September 30, 2016, were as follows:

	September 30,	December 31,
	2016	2015
	(in millions)
Timeshare Facility with a rate of 1.83%, due 2019	$150	$150
Securitized Timeshare Debt with an average rate of 1.97%, due 2026	270	356
	420	506
Less: current maturities of timeshare debt(1)	(80)	(110)
Less: unamortized deferred financing costs	(3)	(4)
	$337	$392
____________

(1)	Net of unamortized deferred financing costs expected to be amortized in the next twelve months.

In August 2016, we amended the terms of the Timeshare Facility to, among other things, increase the borrowing capacity from $300 million to $450 million, allowing us to borrow up to the maximum amount until August 2018 and requiring all amounts borrowed to be repaid in August 2019. As a result of the modification, we incurred $3 million of debt issuance costs recognized in other non-current assets.

We are required to deposit payments received from customers on the pledged timeshare financing receivables and securitized timeshare financing receivables related to the Timeshare Facility and Securitized Timeshare Debt, respectively, into a depository account maintained by a third party. On a monthly basis, the depository account will be used to make any required principal, interest and other payments due with respect to the Timeshare Facility and Securitized Timeshare Debt. The balance in the depository account, totaling $15 million and $17 million as of September 30, 2016 and December 31, 2015, respectively, was included in restricted cash and cash equivalents in our condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt as of September 30, 2016 were as follows:

	Long-term Debt	Timeshare Debt
Year	(in millions)
2016 (remaining)	$116	$23
2017	104	74
2018(1)	2,492	51
2019(1)	478	186
2020	1,062	47
Thereafter(1)	5,843	39
	$10,095	$420
____________

(1)	We assumed all extensions that are solely at our option for purposes of calculating maturity dates.

Note 10: Derivative Instruments and Hedging Activities

During the nine months ended September 30, 2016 and 2015, derivatives were used to hedge the interest rate risk associated with variable-rate debt as required by certain loan agreements, as well as foreign exchange risk associated with certain foreign currency denominated cash balances.

During the three months ended September 30, 2016, we dedesignated four interest rate swaps that were previously designated as cash flow hedges as they no longer met the criteria for hedge accounting. These interest rate swaps, which swapped three-month LIBOR on the Term Loans to a fixed rate of 1.87 percent, expire in October 2018 and, as of September 30, 2016, had an aggregate notional amount of $1.45 billion.

As of September 30, 2016, we also held one interest rate cap in the notional amount of $862 million, for the variable-rate component of the CMBS Loan, that expires in November 2016 and caps one-month LIBOR at 6.9 percent, and one interest rate cap in the notional amount of $337 million that expires in May 2017 and caps one-month LIBOR at 3.0 percent on the Bonnet Creek Loan. We did not elect to designate any of these interest rate caps as hedging instruments.

As of September 30, 2016, we held 65 short-term foreign exchange forward contracts with an aggregate notional amount of $348 million to offset exposure to fluctuations in our foreign currency denominated cash balances. We elected not to designate these foreign exchange forward contracts as hedging instruments.

Fair Value of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated balance sheets were as follows:

		Fair Value
		September 30,	December 31,
	Balance Sheet Classification	2016	2015
		(in millions)
Cash Flow Hedge:
Interest rate swaps	Other liabilities	N/A	$15

Non-designated Hedges:
Interest rate swaps	Other liabilities	$21	N/A
Interest rate caps(1)	Other current assets	—	—
Forward contracts	Other current assets	2	1
Forward contracts	Accounts payable, accrued expenses and other	1	1
____________

(1)	The fair value of our interest rate caps was less than $1 million as of December 31, 2015.

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) before any effect for income taxes were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification of Gain (Loss) Recognized	2016	2015	2016	2015
		(in millions)
Cash Flow Hedges:
Interest rate swaps(1)	Other comprehensive income (loss)	$3	$(10)	$(7)	$(18)

Non-designated Hedges:
Interest rate swaps	Other gain (loss), net	(1)	N/A	(1)	N/A
Interest rate swaps(2)	Interest expense	(1)	N/A	(1)	N/A
Forward contracts	Loss on foreign currency transactions	4	6	7	12
____________

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three and nine months ended September 30, 2016 and 2015.

(2)
The amounts recognized during the three and nine months ended September 30, 2016 are related to the dedesignation of these instruments as cash flow hedges and were reclassified from accumulated other comprehensive loss as the underlying transactions occurred.

Note 11: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair value of certain financial instruments and the hierarchy level we used to estimate fair values are shown below:

	September 30, 2016
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$513	$—	$513	$—
Restricted cash equivalents	12	—	12	—
Timeshare financing receivables(1)	992	—	—	1,110
Liabilities:
Long-term debt(2)(3)	9,668	1,603	—	8,248
Timeshare debt(3)	417	—	—	420
Interest rate swaps	21	—	21	—

	December 31, 2015
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$327	$—	$327	$—
Restricted cash equivalents	18	—	18	—
Timeshare financing receivables(1)	976	—	—	1,080
Liabilities:
Long-term debt(2)(3)	9,673	1,619	—	8,267
Timeshare debt(3)	502	—	—	506
Interest rate swaps	15	—	15	—
____________

(1)	Carrying amount includes allowance for loan loss.

(2)
Excludes capital lease obligations with a carrying value of $277 million and $245 million as of September 30, 2016 and December 31, 2015, respectively, and debt of certain consolidated VIEs with a carrying value of $39 million and $32 million, respectively.

(3)	Carrying amount includes unamortized deferred financing costs and discounts.

The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts as of September 30, 2016 and December 31, 2015. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

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

The estimated fair values of our Level 1 long-term debt were based on prices in active debt markets. The estimated fair values of our Level 3 long-term debt were based on: (i) indicative quotes received for similar issuances; (ii) the expected future cash flows discounted at risk-adjusted rates; or (iii) the carrying value, where the interest rates approximated current market rates.

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

Note 12: Income Taxes

At the end of each quarter we estimate the effective tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, foreign, state and local income taxes. The lower effective tax rate, as compared to our statutory tax rate, for the nine months ended September 30, 2016, was primarily attributable to changes in our uncertain tax positions.

Our total unrecognized tax benefits as of September 30, 2016 and December 31, 2015 were $248 million and $407 million, respectively. During the nine months ended September 30, 2016, we released $220 million of reserves related to unrecognized tax benefits that we have either settled or determined that we are more likely than not to receive the full benefit for.

In April 2014, we received 30-day Letters from the Internal Revenue Service ("IRS") and the Revenue Agents Report ("RAR") for the 2006 and October 2007 tax years. We disagreed with several of the proposed adjustments in the RAR, filed a formal appeals protest with the IRS and did not make any tax payments related to this audit. The issues being protested in appeals relate to assertions by the IRS that: (1) certain foreign currency denominated intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries; (2) in calculating the amount of U.S. taxable income resulting from our Hilton HHonors guest loyalty program, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed; and (3) certain foreign currency denominated loans issued by one of our Luxembourg subsidiaries whose functional currency is U.S. dollar ("USD"), should instead be treated as issued by one of our Belgian subsidiaries whose functional currency is the euro, and thus foreign currency gains and losses with respect to such loans should have been measured in euros, instead of USD. Additionally, in January 2016, we received a 30-day Letter from the IRS and the RAR for the December 2007 through 2010 tax years. The RAR includes the proposed adjustments for tax years December 2007 through 2010 which reflect the carryover effect of the three protested issues from 2006 through October 2007. These proposed adjustments will also be protested in appeals and formal appeals protests have been submitted. In total, the proposed adjustments sought by the IRS would result in additional U.S. federal tax owed of approximately $874 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to our Hilton HHonors guest loyalty program would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. However, as a result of recent developments related to the appeals process discussions that have taken place during 2016, we have determined based on on-going discussions with the IRS, it is more likely than not that we will not recognize the full benefit related to certain of the issues being appealed. Accordingly, as of September 30, 2016, we have recognized a $44 million unrecognized tax benefit.

We recognize interest and penalties accrued related to uncertain tax positions in income tax expense. We had accrued approximately $26 million and $27 million for the payment of interest and penalties as of September 30, 2016 and December 31, 2015, respectively. As a result of the expected resolution of examination issues with federal, state and foreign tax authorities, we believe it is reasonably possible that during the next 12 months the amount of unrecognized tax benefits will decrease up to $1 million. Included in the balance of unrecognized tax benefits as of September 30, 2016 and December 31, 2015 were $208 million and $377 million, respectively, associated with positions that, if favorably resolved, would provide a benefit to our effective tax rate.

We file income tax returns, including returns for our subsidiaries, with federal, state and foreign jurisdictions. We are under regular and recurring audit by the IRS and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. We are no longer subject to U.S. federal income tax examination for years through 2004. As of September 30, 2016, we remain subject to federal examinations from 2005-2015, state examinations from 2003-2015 and foreign examinations of our income tax returns for the years 1996 through 2015.

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

We have a noncontributory retirement plan in the U.S., which covers certain employees not earning union benefits. This plan was frozen for participant benefit accruals in 1996. We also have multiple employee benefit plans that cover many of our international employees. These include a plan that covers workers in the United Kingdom, which was frozen to further accruals in November 2013, and a number of smaller plans that cover workers in various other countries around the world. The net periodic pension cost for our employee benefit plans was $1 million and $2 million for the three months ended September 30, 2016 and 2015, respectively, and $4 million and $8 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 14: Share-Based Compensation

We issue time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options"), performance-vesting restricted stock units and restricted stock (collectively, "performance shares") and deferred share units ("DSUs"). We recognized share-based compensation expense of $26 million and $22 million during the three months ended September 30, 2016 and 2015, respectively, and $70 million and $143 million during the nine months ended September 30, 2016 and 2015, respectively, which included amounts reimbursed by hotel owners. Share-based compensation expense for the nine months ended September 30, 2015 included $66 million of compensation expense that was recognized when certain remaining awards granted in connection with our initial public offering vested during 2015. As of September 30, 2016, unrecognized compensation costs for unvested awards was approximately $116 million, which is expected to be recognized over a weighted-average period of 1.9 years on a straight-line basis. As of September 30, 2016, there were 62,204,701 shares of common stock available for future issuance.

RSUs

During the nine months ended September 30, 2016, we issued 3,507,714 RSUs with a weighted average grant date fair value of $19.91, which generally vest in equal annual installments over two or three years from the date of grant.

Options

During the nine months ended September 30, 2016, we issued 1,509,451 options with an exercise price of $19.61, which vest over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates in certain circumstances.

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

As of September 30, 2016, 885,644 options outstanding were exercisable.

Performance Shares

During the nine months ended September 30, 2016, we issued 1,804,706 performance shares. The performance shares are settled at the end of the three-year performance period with 50 percent of the shares subject to achievement based on a measure of the Company’s total shareholder return relative to the total shareholder returns of members of a peer company group ("relative shareholder return") and the other 50 percent of the shares subject to achievement based on the Company’s earnings before interest expense, taxes and depreciation and amortization ("EBITDA") compound annual growth rate ("CAGR").

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

The grant date fair value of these performance shares based on our EBITDA CAGR was $19.61. For these shares, we determined that the performance condition is probable of achievement and as of September 30, 2016, we recognized compensation expense based on the anticipated achievement percentage as follows:

Achievement Percentage
2014 grants	125%
2015 grants	88%
2016 grants	63%

DSUs

During the nine months ended September 30, 2016, we issued to our independent directors 34,259 DSUs with a grant date fair value of $22.04, which are fully vested and non-forfeitable on the grant date. DSUs are settled for shares of our common stock and deliverable upon the earlier of termination of the individual's service on our board of directors or a change in control.

Note 15: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$187	$279	$735	$590
Denominator:
Weighted average shares outstanding	988	987	988	986
Basic EPS	$0.19	$0.28	$0.74	$0.60

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$187	$279	$735	$590
Denominator:
Weighted average shares outstanding	992	989	991	989
Diluted EPS	$0.19	$0.28	$0.74	$0.60

Approximately 2 million share-based compensation awards were excluded from the weighted average shares outstanding in the computation of diluted EPS for the three and nine months ended September 30, 2016, and 1 million awards were excluded for the three and nine months ended September 30, 2015 because their effect would have been anti-dilutive under the treasury stock method.

Note 16: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2015	$(580)	$(194)	$(10)	$(784)

Other comprehensive loss before reclassifications	(40)	(2)	(4)	(46)
Amounts reclassified from accumulated other comprehensive loss	(1)	4	1	4
Net current period other comprehensive income (loss)	(41)	2	(3)	(42)

Balance as of September 30, 2016	$(621)	$(192)	$(13)	$(826)

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2014	$(446)	$(179)	$(3)	$(628)

Other comprehensive loss before reclassifications	(173)	(1)	(11)	(185)
Amounts reclassified from accumulated other comprehensive loss	16	4	—	20
Net current period other comprehensive income (loss)	(157)	3	(11)	(165)

Balance as of September 30, 2015	$(603)	$(176)	$(14)	$(793)
____________

(1)	Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature.

The following table presents additional information about reclassifications out of accumulated other comprehensive loss; amounts in parentheses indicate a loss in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Currency translation adjustment:
Sale and liquidation of foreign assets(1)	$—	$(25)	$—	$(25)
Gains on net investment hedges(2)	—	—	1	—
Tax benefit(3)(4)	—	9	—	9
Total currency translation adjustment reclassifications for the period, net of tax	—	(16)	1	(16)

Pension liability adjustment:
Amortization of prior service cost(5)	(1)	(1)	(3)	(3)
Amortization of net loss(5)	(1)	—	(4)	(4)
Tax benefit(3)	1	1	3	3
Total pension liability adjustment reclassifications for the period, net of tax	(1)	—	(4)	(4)

Cash flow hedge adjustment:
Dedesignation of interest rate swaps(6)	(1)	—	(1)	—
Tax benefit(3)(7)	—	—	—	—
Total cash flow hedge adjustment reclassifications for the period, net of tax	(1)	—	(1)	—

Total reclassifications for the period, net of tax	$(2)	$(16)	$(4)	$(20)
____________

(1)
Reclassified out of accumulated other comprehensive loss to gain on sales of assets, net for the three and nine months ended September 30, 2015 in our condensed consolidated statements of operations. See Note 4: "Disposals" for additional information.

(2)	Reclassified out of accumulated other comprehensive loss to other gain (loss), net in our condensed consolidated statements of operations.

(3)	Reclassified out of accumulated other comprehensive loss to income tax expense in our condensed consolidated statements of operations.

(4)	The tax benefit was less than $1 million for the nine months ended September 30, 2016.

(5)
Reclassified out of accumulated other comprehensive loss to general, administrative and other in our condensed consolidated statements of operations. These amounts were included in the computation of net periodic pension cost (credit).

(6)	Reclassified out of accumulated other comprehensive loss to interest expense in our condensed consolidated statements of operations.

(7)	The tax benefit was less than $1 million for the three and nine months ended September 30, 2016.

Note 17: Business Segments

We are a diversified hospitality company with operations organized in three distinct operating segments: ownership; management and franchise; and timeshare. Each segment is managed separately because of its distinct economic characteristics.

The ownership segment included 142 properties totaling 57,868 rooms, comprising 120 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, six hotels owned or leased by consolidated VIEs and 15 hotels that are owned or leased by unconsolidated affiliates, as of September 30, 2016. While we do not include equity in earnings (losses) from unconsolidated affiliates in our measure of segment revenues, we manage these investments in our ownership segment and the results are included in our measure of segment profits.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us. As of September 30, 2016, this segment included 545 managed hotels and 4,087 franchised hotels totaling 4,632 hotels consisting of 723,404 rooms. This segment also earns fees for managing properties in our ownership and timeshare segments.

The timeshare segment includes the development of vacation ownership clubs and resorts, marketing and selling of timeshare intervals, resort operations and providing timeshare customer financing for the timeshare interests. This segment also provides assistance to third-party developers in selling their timeshare inventory. As of September 30, 2016, this segment included 46 timeshare properties totaling 7,592 units.

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

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Revenues
Ownership	$1,040	$1,089	$3,128	$3,194
Management and franchise	470	438	1,350	1,263
Timeshare	358	334	1,020	974
Segment revenues	1,868	1,861	5,498	5,431
Other revenues from managed and franchised properties	1,105	1,063	3,342	3,074
Other revenues	24	25	69	67
Intersegment fees elimination(1)	(55)	(54)	(166)	(156)
Total revenues	$2,942	$2,895	$8,743	$8,416
____________
(1)Includes the following intercompany charges that were eliminated in our condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Rental and other fees(a)	$6	$6	$19	$17
Management, royalty and intellectual property fees(b)	33	33	104	99
Licensing fee(c)	12	11	33	31
Laundry services(d)	3	3	6	6
Other(e)	1	1	4	3
Intersegment fees elimination	$55	$54	$166	$156
____________
(a)    Represents fees charged to our timeshare segment by our ownership segment.
(b)    Represents fees charged to our ownership segment by our management and franchise segment.
(c)    Represents fees charged to our timeshare segment by our management and franchise segment.
(d)    Represents charges to our ownership segment for services provided by our wholly owned laundry business. Revenues from our laundry business are included in other revenues.
(e)    Represents other intercompany charges, which are a benefit to the ownership segment and a cost to corporate and other.

The following table provides a reconciliation of segment Adjusted EBITDA to consolidated net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Ownership(1)(2)	$264	$281	$770	$789
Management and franchise(2)	470	438	1,350	1,263
Timeshare(2)	85	99	278	259
Segment Adjusted EBITDA	819	818	2,398	2,311
Corporate and other(2)	(54)	(60)	(174)	(177)
Interest expense	(148)	(138)	(434)	(431)
Income tax expense	(145)	(247)	(255)	(555)
Depreciation and amortization	(169)	(171)	(509)	(519)
Interest expense, income tax and depreciation and amortization included in equity in earnings from unconsolidated affiliates	(8)	(6)	(23)	(20)
Gain on sales of assets, net	—	164	2	306
Loss on foreign currency transactions	(8)	(8)	(33)	(21)
FF&E replacement reserve	(13)	(9)	(42)	(36)
Share-based compensation expense	(26)	(21)	(70)	(143)
Impairment loss	—	—	(15)	—
Other gain (loss), net	(10)	1	(15)	(6)
Other adjustment items	(46)	(40)	(84)	(109)
Net income	$192	$283	$746	$600
____________

(1)	Includes unconsolidated affiliate Adjusted EBITDA.

(2)
Our measures of Adjusted EBITDA included intercompany charges that were eliminated in our condensed consolidated financial statements. Refer to the footnote to the segment revenues table for detail of the intercompany charges.

The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	September 30,	December 31,
	2016	2015
	(in millions)
Ownership	$11,298	$11,269
Management and franchise	10,314	10,392
Timeshare	2,114	1,935
Corporate and other	2,145	2,026
	$25,871	$25,622

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	Nine Months Ended
	September 30,
	2016	2015
	(in millions)
Ownership	$203	$200
Timeshare	15	7
Corporate and other	9	7
	$227	$214

Note 18: Commitments and Contingencies

As of September 30, 2016, we had outstanding guarantees of $25 million, with remaining terms ranging from four years to six years, for debt and other obligations of third parties. We have one letter of credit for $25 million that has been pledged as collateral for one of these guarantees. Although we believe it is unlikely that material payments will be required under these guarantees or letters of credit, there can be no assurance that this will be the case.

We have also provided performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of September 30, 2016, we had eight contracts containing performance guarantees, with expirations ranging from 2017 to 2030, and possible cash outlays totaling approximately $89 million. Our obligations in future periods depend on the operating performance levels of these hotels over the remaining terms of the performance guarantees. We do not have any letters of credit pledged as collateral against these guarantees. As of September 30, 2016 and December 31, 2015, we recorded a current liability of approximately $8 million in accounts payable, accrued expenses and other and a non-current liability of approximately $20 million and $25 million, respectively, in other liabilities in our condensed consolidated balance sheets for an outstanding performance guarantee that is related to a VIE for which we are not the primary beneficiary.

As of September 30, 2016, we had outstanding commitments under third-party contracts of approximately $74 million for capital expenditures at certain owned and leased properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurs, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We have entered into an agreement with an affiliate of the owner of a hotel whereby we have agreed to provide a $60 million junior mezzanine loan to finance the construction of a new hotel that we will manage. The junior mezzanine loan will be subordinated to a senior mortgage loan and senior mezzanine loan provided by third parties unaffiliated with us and will be funded on a pro rata basis with these loans as the construction costs are incurred. During the nine months ended September 30, 2016 and 2015, we funded $25 million and $11 million of this commitment, respectively, and we currently expect to fund the remainder of our commitment as follows: $10 million in the remainder of 2016 and $8 million in 2017.

We have entered into certain arrangements with developers whereby we have committed to purchase timeshare units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of September 30, 2016, we are committed to purchase approximately $195 million of inventory over a period of four years. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the nine months ended September 30, 2016 and 2015, we purchased $11 million and $17 million, respectively, of inventory as required under our commitments. As of September 30, 2016, our remaining contractual obligations pursuant to these arrangements were expected to be incurred as follows: $3 million in the remainder of 2016; $8 million in 2017; $56 million in 2018; and $128 million in 2019.

In 2010, an affiliate of Blackstone settled a $75 million liability on our behalf in conjunction with a lawsuit settlement by entering into service contracts with the plaintiff. As part of the settlement, we entered into a guarantee with the plaintiff to pay any shortfall that this affiliate does not fund related to those service contracts up to the value of the settlement amount made by the affiliate. The remaining potential exposure as of September 30, 2016 was approximately $14 million. We have not accrued a liability for this guarantee as we believe the likelihood of any material funding to be remote.

We are involved in other litigation arising in the normal course of business, some of which includes claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2016 will not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

Note 19: Condensed Consolidating Guarantor Financial Information

In October 2013, Hilton Worldwide Finance LLC and Hilton Worldwide Finance Corp. ("the Subsidiary Issuers"), entities formed in August 2013 that are 100 percent owned by the Parent, issued $1.5 billion of 5.625% senior notes due in 2021 (the "2021 Senior Notes"). In August 2016, Hilton Domestic Operating Company Inc., an entity formed in August 2016 that is 100 percent owned by Hilton Worldwide Finance LLC and a guarantor of the 2021 Senior Notes, issued the 2024 Senior Notes. The 2021 Senior Notes and 2024 Senior Notes are referred to as the Senior Notes.

The obligations of the Subsidiary Issuers are guaranteed jointly and severally on a senior unsecured basis by the Parent and certain of the Parent's 100 percent owned domestic restricted subsidiaries (together, the "Guarantors"). The indentures that govern the Senior Notes provide that any subsidiary of the Company that provides a guarantee of the Senior Secured Credit Facility will guarantee the Senior Notes. None of our foreign subsidiaries or U.S. subsidiaries owned by foreign subsidiaries or conducting foreign operations; our non-wholly owned subsidiaries; our subsidiaries that secure the CMBS Loan and $446 million in mortgage loans; or certain of our special purpose subsidiaries formed in connection with our Timeshare Facility and Securitized Timeshare Debt guarantee the Senior Notes (collectively, the "Non-Guarantors").

The guarantees are full and unconditional, subject to certain customary release provisions. The indentures that govern the Senior Notes provide that any Guarantor may be released from its guarantee so long as: (i) the subsidiary is sold or sells all of its assets; (ii) the subsidiary is released from its guaranty under the Senior Secured Credit Facility; (iii) the subsidiary is declared "unrestricted" for covenant purposes; or (iv) the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied.

The following schedules present the condensed consolidating financial information as of September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015, for the Parent, Subsidiary Issuers, Guarantors and Non-Guarantors.

	September 30, 2016
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$78	$781	$—	$859
Restricted cash and cash equivalents	—	—	171	101	—	272
Accounts receivable, net	—	—	594	427	—	1,021
Intercompany receivables	—	—	24	42	(66)	—
Inventories	—	—	486	22	—	508
Current portion of financing receivables, net	—	—	59	69	—	128
Prepaid expenses	—	—	62	113	(4)	171
Income taxes receivable	—	—	17	—	—	17
Other	—	—	10	38	—	48
Total current assets	—	—	1,501	1,593	(70)	3,024
Property, Intangibles and Other Assets:
Property and equipment, net	—	—	299	8,742	(21)	9,020
Financing receivables, net	—	—	571	358	—	929
Investments in affiliates	—	—	80	52	—	132
Investments in subsidiaries	6,506	12,205	6,537	—	(25,248)	—
Goodwill	—	—	3,851	2,004	—	5,855
Brands	—	—	4,405	503	—	4,908
Management and franchise contracts, net	—	—	791	253	—	1,044
Other intangible assets, net	—	—	367	158	—	525
Deferred income tax assets	10	6	—	75	(16)	75
Other	—	7	205	147	—	359
Total property, intangibles and other assets	6,516	12,218	17,106	12,292	(25,285)	22,847

TOTAL ASSETS	$6,516	$12,218	$18,607	$13,885	$(25,355)	$25,871

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$49	$1,625	$684	$(4)	$2,354
Intercompany payables	—	—	42	31	(73)	—
Current maturities of long-term debt	—	(9)	(3)	113	—	101
Current maturities of timeshare debt	—	—	—	80	—	80
Income taxes payable	—	—	28	35	—	63
Total current liabilities	—	40	1,692	943	(77)	2,598
Long-term debt	—	5,651	1,038	3,194	—	9,883
Timeshare debt	—	—	—	337	—	337
Deferred revenues	—	—	96	—	—	96
Deferred income tax liabilities	—	—	1,920	2,583	(16)	4,487
Liability for guest loyalty program	—	—	853	—	—	853
Other	—	21	803	302	—	1,126
Total liabilities	—	5,712	6,402	7,359	(93)	19,380

Equity:
Total Hilton stockholders' equity	6,516	6,506	12,205	6,551	(25,262)	6,516
Noncontrolling interests	—	—	—	(25)	—	(25)
Total equity	6,516	6,506	12,205	6,526	(25,262)	6,491

TOTAL LIABILITIES AND EQUITY	$6,516	$12,218	$18,607	$13,885	$(25,355)	$25,871

	December 31, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$223	$386	$—	$609
Restricted cash and cash equivalents	—	—	148	99	—	247
Accounts receivable, net	—	—	501	375	—	876
Intercompany receivables	—	—	89	—	(89)	—
Inventories	—	—	419	23	—	442
Current portion of financing receivables, net	—	—	55	74	—	129
Prepaid expenses	—	—	39	129	(21)	147
Income taxes receivable	—	—	120	—	(23)	97
Other	—	—	9	29	—	38
Total current assets	—	—	1,603	1,115	(133)	2,585
Property, Intangibles and Other Assets:
Property and equipment, net	—	—	304	8,815	—	9,119
Financing receivables, net	—	—	451	436	—	887
Investments in affiliates	—	—	94	44	—	138
Investments in subsidiaries	6,166	11,854	5,232	—	(23,252)	—
Goodwill	—	—	3,851	2,036	—	5,887
Brands	—	—	4,405	514	—	4,919
Management and franchise contracts, net	—	—	877	272	—	1,149
Other intangible assets, net	—	—	402	184	—	586
Deferred income tax assets	24	3	—	78	(27)	78
Other	—	9	165	100	—	274
Total property, intangibles and other assets	6,190	11,866	15,781	12,479	(23,279)	23,037

TOTAL ASSETS	$6,190	$11,866	$17,384	$13,594	$(23,412)	$25,622

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$39	$1,542	$646	$(21)	$2,206
Intercompany payables	—	—	—	89	(89)	—
Current maturities of long-term debt	—	(12)	—	106	—	94
Current maturities of timeshare debt	—	—	—	110	—	110
Income taxes payable	—	—	6	50	(23)	33
Total current liabilities	—	27	1,548	1,001	(133)	2,443
Long-term debt	—	5,659	54	4,144	—	9,857
Timeshare debt	—	—	—	392	—	392
Deferred revenues	—	—	282	1	—	283
Deferred income tax liabilities	—	—	2,041	2,616	(27)	4,630
Liability for guest loyalty program	—	—	784	—	—	784
Other	205	14	821	242	—	1,282
Total liabilities	205	5,700	5,530	8,396	(160)	19,671

Equity:
Total Hilton stockholders' equity	5,985	6,166	11,854	5,232	(23,252)	5,985
Noncontrolling interests	—	—	—	(34)	—	(34)
Total equity	5,985	6,166	11,854	5,198	(23,252)	5,951

TOTAL LIABILITIES AND EQUITY	$6,190	$11,866	$17,384	$13,594	$(23,412)	$25,622

	Three Months Ended September 30, 2016
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$63	$977	$(7)	$1,033
Management and franchise fees and other	—	—	377	93	(24)	446
Timeshare	—	—	341	17	—	358
	—	—	781	1,087	(31)	1,837
Other revenues from managed and franchised properties	—	—	1,306	123	(324)	1,105
Total revenues	—	—	2,087	1,210	(355)	2,942

Expenses
Owned and leased hotels	—	—	46	747	(22)	771
Timeshare	—	—	259	4	(6)	257
Depreciation and amortization	—	—	81	88	—	169
General, administrative and other	—	—	123	27	(3)	147
	—	—	509	866	(31)	1,344
Other expenses from managed and franchised properties	—	—	1,306	123	(324)	1,105
Total expenses	—	—	1,815	989	(355)	2,449

Operating income	—	—	272	221	—	493

Interest income	—	—	2	1	—	3
Interest expense	—	(65)	(24)	(59)	—	(148)
Equity in earnings from unconsolidated affiliates	—	—	5	2	—	7
Gain (loss) on foreign currency transactions	—	—	(20)	12	—	(8)
Other loss, net	—	(5)	—	(5)	—	(10)

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(70)	235	172	—	337

Income tax benefit (expense)	1	27	(105)	(68)	—	(145)

Income (loss) before equity in earnings from subsidiaries	1	(43)	130	104	—	192

Equity in earnings from subsidiaries	186	229	99	—	(514)	—

Net income	187	186	229	104	(514)	192
Net income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Net income attributable to Hilton stockholders	$187	$186	$229	$99	$(514)	$187

Comprehensive income	$187	$189	$214	$117	$(514)	$193
Comprehensive income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Comprehensive income attributable to Hilton stockholders	$187	$189	$214	$111	$(514)	$187

	Three Months Ended September 30, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$64	$1,025	$(7)	$1,082
Management and franchise fees and other	—	—	355	86	(25)	416
Timeshare	—	—	314	20	—	334
	—	—	733	1,131	(32)	1,832
Other revenues from managed and franchised properties	—	—	1,199	116	(252)	1,063
Total revenues	—	—	1,932	1,247	(284)	2,895

Expenses
Owned and leased hotels	—	—	46	773	(21)	798
Timeshare	—	—	221	4	(6)	219
Depreciation and amortization	—	—	82	89	—	171
General, administrative and other	—	—	117	33	(5)	145
	—	—	466	899	(32)	1,333
Other expenses from managed and franchised properties	—	—	1,199	116	(252)	1,063
Total expenses	—	—	1,665	1,015	(284)	2,396

Gain on sales of assets, net	—	—	—	164	—	164

Operating income	—	—	267	396	—	663

Interest income	—	—	2	1	—	3
Interest expense	—	(69)	(9)	(60)	—	(138)
Equity in earnings from unconsolidated affiliates	—	—	7	2	—	9
Gain (loss) on foreign currency transactions	—	—	213	(221)	—	(8)
Other gain, net	—	—	—	1	—	1

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(69)	480	119	—	530

Income tax benefit (expense)	(1)	27	(200)	(73)	—	(247)

Income (loss) before equity in earnings from subsidiaries	(1)	(42)	280	46	—	283

Equity in earnings from subsidiaries	280	322	42	—	(644)	—

Net income	279	280	322	46	(644)	283
Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income attributable to Hilton stockholders	$279	$280	$322	$42	$(644)	$279

Comprehensive income (loss)	$159	$274	$301	$(47)	$(524)	$163
Comprehensive income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Comprehensive income (loss) attributable to Hilton stockholders	$159	$274	$301	$(51)	$(524)	$159

	Nine Months Ended September 30, 2016
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$177	$2,950	$(22)	$3,105
Management and franchise fees and other	—	—	1,089	265	(78)	1,276
Timeshare	—	—	969	51	—	1,020
	—	—	2,235	3,266	(100)	5,401
Other revenues from managed and franchised properties	—	—	3,798	369	(825)	3,342
Total revenues	—	—	6,033	3,635	(925)	8,743

Expenses
Owned and leased hotels	—	—	133	2,273	(71)	2,335
Timeshare	—	—	704	12	(19)	697
Depreciation and amortization	—	—	242	267	—	509
Impairment loss	—	—	—	15	—	15
General, administrative and other	—	—	303	99	(10)	392
	—	—	1,382	2,666	(100)	3,948
Other expenses from managed and franchised properties	—	—	3,798	369	(825)	3,342
Total expenses	—	—	5,180	3,035	(925)	7,290

Gain on sales of assets, net	—	—	—	2	—	2

Operating income	—	—	853	602	—	1,455

Interest income	—	—	7	3	—	10
Interest expense	—	(199)	(55)	(180)	—	(434)
Equity in earnings from unconsolidated affiliates	—	—	15	3	—	18
Gain (loss) on foreign currency transactions	—	—	(82)	49	—	(33)
Other loss, net	—	(5)	—	(10)	—	(15)

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(204)	738	467	—	1,001

Income tax benefit (expense)	193	78	(347)	(179)	—	(255)

Income (loss) before equity in earnings from subsidiaries	193	(126)	391	288	—	746

Equity in earnings from subsidiaries	542	668	277	—	(1,487)	—

Net income	735	542	668	288	(1,487)	746
Net income attributable to noncontrolling interests	—	—	—	(11)	—	(11)
Net income attributable to Hilton stockholders	$735	$542	$668	$277	$(1,487)	$735

Comprehensive income	$693	$539	$614	$302	$(1,445)	$703
Comprehensive income attributable to noncontrolling interests	—	—	—	(10)	—	(10)
Comprehensive income attributable to Hilton stockholders	$693	$539	$614	$292	$(1,445)	$693

	Nine Months Ended September 30, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$177	$3,016	$(19)	$3,174
Management and franchise fees and other	—	—	1,026	243	(75)	1,194
Timeshare	—	—	911	63	—	974
	—	—	2,114	3,322	(94)	5,342
Other revenues from managed and franchised properties	—	—	3,449	345	(720)	3,074
Total revenues	—	—	5,563	3,667	(814)	8,416

Expenses
Owned and leased hotels	—	—	128	2,321	(66)	2,383
Timeshare	—	—	678	12	(17)	673
Depreciation and amortization	—	—	255	264	—	519
General, administrative and other	—	—	405	99	(11)	493
	—	—	1,466	2,696	(94)	4,068
Other expenses from managed and franchised properties	—	—	3,449	345	(720)	3,074
Total expenses	—	—	4,915	3,041	(814)	7,142

Gain on sales of assets, net	—	—	—	306	—	306

Operating income	—	—	648	932	—	1,580

Interest income	—	—	9	2	—	11
Interest expense	—	(213)	(37)	(181)	—	(431)
Equity in earnings from unconsolidated affiliates	—	—	18	4	—	22
Gain (loss) on foreign currency transactions	—	—	73	(94)	—	(21)
Other loss, net	—	—	—	(6)	—	(6)

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(213)	711	657	—	1,155

Income tax benefit (expense)	(6)	82	(299)	(332)	—	(555)

Income (loss) before equity in earnings from subsidiaries	(6)	(131)	412	325	—	600

Equity in earnings from subsidiaries	596	727	315	—	(1,638)	—

Net income	590	596	727	325	(1,638)	600
Net income attributable to noncontrolling interests	—	—	—	(10)	—	(10)
Net income attributable to Hilton stockholders	$590	$596	$727	$315	$(1,638)	$590

Comprehensive income	$425	$585	$709	$189	$(1,473)	$435
Comprehensive income attributable to noncontrolling interests	—	—	—	(10)	—	(10)
Comprehensive income attributable to Hilton stockholders	$425	$585	$709	$179	$(1,473)	$425

	Nine Months Ended September 30, 2016
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by operating activities	$—	$—	$321	$703	$(88)	$936

Investing Activities:
Capital expenditures for property and equipment	—	—	(28)	(199)	—	(227)
Payments received on other financing receivables	—	—	1	1	—	2
Issuance of other financing receivables	—	—	(33)	—	—	(33)
Distributions from unconsolidated affiliates	—	—	1	1	—	2
Issuance of intercompany receivables	—	—	—	(42)	42	—
Proceeds from asset dispositions	—	—	—	1	—	1
Change in restricted cash and cash equivalents	—	—	—	14	—	14
Contract acquisition costs	—	—	(28)	(7)	—	(35)
Capitalized software costs	—	—	(56)	—	—	(56)
Net cash used in investing activities	—	—	(143)	(231)	42	(332)

Financing Activities:
Borrowings	—	—	1,000	—	—	1,000
Repayment of debt	—	(8)	—	(1,086)	—	(1,094)
Intercompany borrowings	—	—	42	—	(42)	—
Debt issuance costs	—	(12)	(23)	—	—	(35)
Change in restricted cash and cash equivalents	—	—	—	(19)	—	(19)
Intercompany transfers	207	20	(1,342)	1,115	—	—
Dividends paid	(207)	—	—	—	—	(207)
Intercompany dividends	—	—	—	(88)	88	—
Distributions to noncontrolling interests	—	—	—	(6)	—	(6)
Net cash used in financing activities	—	—	(323)	(84)	46	(361)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	7	—	7
Net increase (decrease) in cash and cash equivalents	—	—	(145)	395	—	250
Cash and cash equivalents, beginning of period	—	—	223	386	—	609

Cash and cash equivalents, end of period	$—	$—	$78	$781	$—	$859

	Nine Months Ended September 30, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by operating activities	$—	$—	$722	$456	$(187)	$991

Investing Activities:
Capital expenditures for property and equipment	—	—	(19)	(195)	—	(214)
Acquisitions, net of cash acquired	—	—	—	(1,410)	—	(1,410)
Payments received on other financing receivables	—	—	1	2	—	3
Issuance of other financing receivables	—	—	(7)	(2)	—	(9)
Investments in affiliates	—	—	(5)	—	—	(5)
Distributions from unconsolidated affiliates	—	—	18	—	—	18
Issuance of intercompany receivables	—	—	(184)	—	184	—
Payments received on intercompany receivables	—	—	184	—	(184)	—
Proceeds from asset dispositions	—	—	—	2,197	—	2,197
Contract acquisition costs	—	—	(14)	(13)	—	(27)
Capitalized software costs	—	—	(38)	—	—	(38)
Net cash provided by (used in) investing activities	—	—	(64)	579	—	515

Financing Activities:
Borrowings	—	—	—	35	—	35
Repayment of debt	—	(675)	—	(667)	—	(1,342)
Intercompany borrowings	—	—	—	184	(184)	—
Repayment of intercompany borrowings	—	—	—	(184)	184	—
Change in restricted cash and cash equivalents	—	—	—	(53)	—	(53)
Intercompany transfers	69	675	(666)	(78)	—	—
Dividends paid	(69)	—	—	—	—	(69)
Intercompany dividends	—	—	—	(187)	187	—
Distributions to noncontrolling interests	—	—	—	(6)	—	(6)
Excess tax benefits from share-based compensation	—	—	8	—	—	8
Net cash used in financing activities	—	—	(658)	(956)	187	(1,427)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(17)	—	(17)
Net increase in cash and cash equivalents	—	—	—	62	—	62
Cash and cash equivalents, beginning of period	—	—	270	296	—	566

Cash and cash equivalents, end of period	$—	$—	$270	$358	$—	$628

Note 20: Subsequent Events

In October 2016, in preparation of the spin-offs, we made prepayments of $1,967 million on our CMBS Loan. Additionally, we issued commercial mortgage-backed securities loans that will be held by Park, including a $725 million loan that matures in 2023 and is secured by two of our U.S. owned real estate assets and a $1,275 million loan that matures in 2026 and is secured by one of our U.S. owned real estate assets.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "approximately," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry, macroeconomic factors beyond our control, competition for hotel guests, management and franchise agreements and timeshare sales, risks related to doing business with third-party hotel owners, our significant investments in owned and leased real estate, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the U.S., risks related to our proposed spin-offs and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

Hilton is one of the largest and fastest growing hospitality companies in the world, with 4,820 hotels, resorts and timeshare properties comprising 788,864 rooms in 104 countries and territories as of September 30, 2016. Our premier brand portfolio includes our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton, our full-service hotel brands, Hilton Hotels & Resorts, Curio - A Collection by Hilton, DoubleTree by Hilton and Embassy Suites by Hilton, our focused-service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton, and our timeshare brand, Hilton Grand Vacations. We had approximately 58 million members in our award-winning customer loyalty program, Hilton HHonors, as of September 30, 2016.

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

In February 2016, we announced a plan to separate a substantial portion of our ownership business, consisting primarily of our owned hotels located in the U.S., as well as our timeshare business from Hilton, forming two additional independent, publicly traded companies. Hilton Grand Vacations Inc. and Park Hotels & Resorts Inc. have each filed registration statements with the SEC disclosing financial and other details of these planned spin-off transactions, which are each subject to several conditions, including the SEC declaring effective the registration statements and final approval of the transactions by our board of directors.

Geographically, management conducts business through three distinct geographic regions: the Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S. is included in the Americas, it represents a significant portion of our system-wide hotel rooms, which was 75 percent as of September 30, 2016; therefore, the U.S. is often analyzed separately and apart from the Americas geographic region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Ireland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately by management. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific island nations.

We continue to expand our global footprint, fee-based business and the capital efficiency of our timeshare business. As we enter into new management and franchise contracts, we expand our business with minimal or no capital investment by us as the manager or franchisor, as the capital required to build and maintain hotels is typically provided by the third-party owner of the respective hotel that we contract with to provide management or franchise services. Additionally, prior to approving the addition of new hotels to our management and franchise development pipeline, we evaluate the economic viability of the hotel based on the geographic location, the credit quality of the third-party owner and other factors. As a result, by increasing the number of management and franchise agreements with third-party owners, we expect to achieve a higher overall return on invested capital.

As of September 30, 2016, we had a total of 1,898 hotels in our development pipeline, representing approximately 300,000 rooms under construction or approved for development throughout 91 countries and territories, including 31 countries and territories where we do not currently have any open hotels. Over 99 percent of the rooms in the pipeline are within our management and franchise segment. Of the rooms in the pipeline, over 148,000 rooms, or half of the pipeline, were located outside the U.S., which will result in the percentage of hotel rooms outside the U.S. increasing in future years as hotels in the pipeline open. As of September 30, 2016, approximately 149,000 rooms, representing half of our development pipeline, were under construction. We do not consider any individual development project to be material to us.

Our overall supply of timeshare intervals as of September 30, 2016 was approximately 127,000 intervals, or nearly six years at current sales pace. In addition to investing in developing timeshare properties for sales to customers, we enter into agreements to market and sell timeshare units developed by third parties. Our supply of third-party developed timeshare intervals was approximately 103,000, or 81 percent of our overall supply, as of September 30, 2016.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. Of the 4,774 hotels in our system as of September 30, 2016, 3,760 were classified as comparable hotels. Our 1,014 non-comparable hotels included 151 properties, or approximately three percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were not available.

Occupancy

Occupancy represents the total number of room nights sold divided by the total number of room nights available at a hotel or group of hotels. Occupancy measures the utilization of our hotels' available capacity. Management uses occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable Average Daily Rate levels as demand for hotel rooms increases or decreases.

Average Daily Rate ("ADR")

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

We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) these measures are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions; and (ii) these measures are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry.

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

Results of Operations
The hotel operating statistics by segment for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance		Nine Months Ended	Variance
	September 30, 2016	2016 vs. 2015		September 30, 2016	2016 vs. 2015
Owned and leased hotels
Occupancy	82.8%	(1.2)%	pts.	79.2%	(1.2)%	pts.
ADR	$185.91	0.3%		$185.93	2.1%
RevPAR	$153.87	(1.2)%		$147.32	0.6%

Managed and franchised hotels
Occupancy	79.1%	(0.2)%	pts.	76.0%	—%	pts.
ADR	$141.27	1.7%		$140.31	2.3%
RevPAR	$111.77	1.5%		$106.63	2.2%

System-wide
Occupancy	79.5%	(0.2)%	pts.	76.3%	(0.1)%	pts.
ADR	$145.43	1.5%		$144.56	2.2%
RevPAR	$115.54	1.3%		$110.28	2.1%

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance		Nine Months Ended	Variance
	September 30, 2016	2016 vs. 2015		September 30, 2016	2016 vs. 2015
U.S.
Occupancy	80.4%	(0.3)%	pts.	77.7%	(0.1)%	pts.
ADR	$145.68	1.9%		$144.59	2.2%
RevPAR	$117.10	1.5%		$112.28	2.1%

Americas (excluding U.S.)
Occupancy	78.2%	0.5%	pts.	73.4%	0.1%	pts.
ADR	$125.71	5.3%		$122.91	4.5%
RevPAR	$98.37	6.0%		$90.26	4.7%

Europe
Occupancy	79.6%	(1.7)%	pts.	73.7%	(1.3)%	pts.
ADR	$148.66	1.5%		$148.38	2.7%
RevPAR	$118.36	(0.7)%		$109.29	0.9%

MEA
Occupancy	65.9%	(0.7)%	pts.	63.3%	(3.5)%	pts.
ADR	$164.54	(1.6)%		$168.94	5.3%
RevPAR	$108.37	(2.6)%		$106.99	(0.2)%

Asia Pacific
Occupancy	74.4%	3.8%	pts.	70.7%	3.9%	pts.
ADR	$144.87	(4.5)%		$145.33	(1.6)%
RevPAR	$107.78	0.6%		$102.74	4.1%

During the three and nine months ended September 30, 2016, we experienced system-wide RevPAR growth from continued ADR growth at both of our hotel segments. The U.S. and Asia Pacific continued to experience RevPAR growth as a result of ADR growth and increased demand, respectively, while the Americas (excluding U.S.) experienced strong RevPAR growth primarily as a result of improved group business in Canada. RevPAR in Europe and MEA were negatively affected by geopolitical and terrorism concerns, resulting in a decrease in occupancy.

Revenues

Owned and leased hotels

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
U.S. owned and leased hotels	$614	$611	0.5	$1,872	$1,807	3.6
International owned and leased hotels	419	471	(11.0)	1,233	1,367	(9.8)
Total owned and leased hotels	$1,033	$1,082	(4.5)	$3,105	$3,174	(2.2)

The following details the changes in revenues at our U.S. owned and leased hotels giving effect to acquired and disposed hotels, which resulted in overall net increases in revenues:

			Increase / (decrease)	Net increase / (decrease) from acquired and disposed hotels(1)	Net increase / (decrease) excluding the effect of acquired and disposed hotels
	September 30,
	2016	2015
	(in millions)
Three Months Ended
Comparable U.S. owned and leased hotels	$529	$521	$8	$—	$8
Non-comparable U.S. owned and leased hotels	85	90	(5)	(2)	(3)
U.S. owned and leased hotels	$614	$611	$3	$(2)	$5

Nine Months Ended
Comparable U.S. owned and leased hotels	$1,575	$1,540	$35	$—	$35
Non-comparable U.S. owned and leased hotels	297	267	30	41	(11)
U.S. owned and leased hotels	$1,872	$1,807	$65	$41	$24
____________

(1)	From January 1, 2015 to September 30, 2016, six properties were added to our U.S. owned and leased portfolio on a net basis.

As of September 30, 2016, we had 46 consolidated owned and leased hotels located in the U.S., comprising 27,066 rooms. The increase in comparable U.S. owned and leased hotel revenue during the three months ended September 30, 2016 was primarily a result of an increase in food and beverage revenue attributable to an increase in banquet business. The increase in comparable U.S. owned and leased hotel revenue during the nine months ended September 30, 2016 was primarily a result of an increase in RevPAR of 1.5 percent, attributable to an increase in ADR of 2.9 percent, offset by a decrease in occupancy of 1.1 percentage points, as well as an increase in food and beverage revenue. Certain markets continued to experience decreases in RevPAR, mainly Chicago and New York, which resulted from decreases in city-wide events and transient business, respectively. Additionally, during the nine months ended September 30, 2016, U.S. owned and leased hotel revenue increased as a result of increases in revenues from properties acquired in February and June of 2015 (see Note 3: "Acquisitions"), net of the decrease in revenues from the Waldorf Astoria New York, which was sold in February 2015 (see Note 4: "Disposals"). Excluding acquisitions and dispositions, revenues from non-comparable U.S. owned and leased hotels decreased for the three and nine months ended September 30, 2016, primarily as a result of renovations at one property.

The following details the changes in revenues at our international owned and leased hotels giving effect to foreign currency ("FX") changes and acquired and disposed hotels, which resulted in overall net decreases in revenues:

			Decrease	Net increase / (decrease) due to FX changes(1)	Decrease from disposed hotels(2)	Net decrease excluding the effect of FX changes and disposed hotels

	September 30,
	2016	2015
	(in millions)
Three Months Ended
Comparable international owned and leased hotels	$396	$427	$(31)	$(17)	$—	$(14)
Non-comparable international owned and leased hotels	23	44	(21)	1	(20)	(2)
International owned and leased hotels	$419	$471	$(52)	$(16)	$(20)	$(16)

Nine Months Ended
Comparable international owned and leased hotels	$1,164	$1,203	$(39)	$(39)	$—	$—
Non-comparable international owned and leased hotels	69	164	(95)	—	(89)	(6)
International owned and leased hotels	$1,233	$1,367	$(134)	$(39)	$(89)	$(6)
____________

(1)
Unfavorable movements were a result of the strengthening of the USD compared to other currencies, primarily the British pound, partially offset by the strengthening of the Japanese Yen compared to the USD.

(2)	From January 1, 2015 to September 30, 2016, six properties were removed from our international owned and leased portfolio.

As of September 30, 2016, we had 81 consolidated owned and leased hotels located outside of the U.S., comprising 23,272 rooms. The decreases in revenues at our international hotels during the three and nine months ended September 30, 2016 were primarily a result of the effect of foreign currency changes and decreases in revenues from properties disposed of between January 1, 2015 and September 30, 2016. Additionally, on a currency-neutral basis, comparable international owned and leased hotel revenues decreased during the three months ended September 30, 2016 as a result of a decrease in RevPAR of 3.3 percent, primarily due to a decrease in ADR of 2.4 percent. During the three and nine months ended September 30, 2016, we experienced decreased transient room revenue at certain of our comparable international owned and leased hotels, which was offset by an increase in group business during the nine months ended September 30, 2016, despite a modest decline in group business during the three months ended September 30, 2016.

Management and franchise fees and other

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Management fees	$101	$95	6.3	$305	$289	5.5
Franchise fees	324	299	8.4	908	844	7.6
Other	21	22	(4.5)	63	61	3.3
	$446	$416	7.2	$1,276	$1,194	6.9

The increases in management and franchise fees were primarily a result of the addition of new managed and franchised properties to our portfolio, which are not included in our comparable hotels. From January 1, 2015 to September 30, 2016, we added 498 managed and franchised properties on a net basis, including new development and ownership type transfers, providing an additional 74,090 rooms to our managed and franchised segment. As new hotels are established in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods.

Additionally, our management and franchise fees increased during the three and nine months ended September 30, 2016 as a result of increases in RevPAR at our comparable managed and franchised hotels due to increases in ADR. During the three and nine months ended September 30, 2016, RevPAR increased 1.2 percent and 2.3 percent, respectively, at our comparable managed hotels and 1.5 percent and 2.2 percent, respectively, at our comparable franchised hotels. Franchise fees also increased as a result of increases in licensing and other fees of $2 million and $13 million during the three and nine months ended September 30, 2016, respectively.

Timeshare

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Timeshare sales	$263	$246	6.9	$737	$716	2.9
Resort operations	57	51	11.8	172	152	13.2
Financing and other	38	37	2.7	111	106	4.7
	$358	$334	7.2	$1,020	$974	4.7

Timeshare sales revenue increased during the three and nine months ended September 30, 2016 as a result of increases in commissions recognized from the sale of third-party developed intervals of $11 million and $16 million, respectively, as well as increases in revenue from the sale of owned timeshare intervals of $6 million and $5 million, respectively, due to increases in sales volume. Overall timeshare sales volume increased 15 percent and 9 percent, respectively, during the three and nine months ended September 30, 2016, as a result of increased tour flow and net volume per guest. Additionally, revenues from our resort operations increased during the three and nine months ended September 30, 2016 as a result of increases in fees earned related to our Hilton Grand Vacations Club, including fees generated by new members.

Operating Expenses

Owned and leased hotels

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
U.S. owned and leased hotels	$410	$403	1.7	$1,245	$1,191	4.5
International owned and leased hotels	361	395	(8.6)	1,090	1,192	(8.6)
Total owned and leased hotels	$771	$798	(3.4)	$2,335	$2,383	(2.0)

Fluctuations in operating expenses at our owned and leased hotels can relate to various factors, including changes in occupancy levels, labor costs, utilities, taxes and insurance costs. The change in the number of occupied room nights directly affects certain variable expenses, which include payroll, supplies and other operating expenses.

The following details the changes in operating expenses at our U.S. owned and leased hotels giving effect to acquired and disposed hotels, which resulted in overall net increases in operating expenses:

			Increase	Net increase from acquired and disposed hotels(1)	Net increase / (decrease) excluding the effect of acquired and disposed hotels
	September 30,
	2016	2015
	(in millions)
Three Months Ended
Comparable U.S. owned and leased hotels	$350	$346	$4	$—	$4
Non-comparable U.S. owned and leased hotels	60	57	3	3	—
U.S. owned and leased hotels	$410	$403	$7	$3	$4

Nine Months Ended
Comparable U.S. owned and leased hotels	$1,058	$1,022	$36	$—	$36
Non-comparable U.S. owned and leased hotels	187	169	18	21	(3)
U.S. owned and leased hotels	$1,245	$1,191	$54	$21	$33
____________

(1)	From January 1, 2015 to September 30, 2016, six properties were added to our U.S. owned and leased portfolio on a net basis.

The increases in operating expenses at our U.S. owned and leased hotels during the three and nine months ended September 30, 2016 were primarily the result of increases at our comparable hotels due to increased wages and benefits and other operating expenses. Operating expenses at our non-comparable U.S. owned and leased hotels increased during the nine months ended September 30, 2016 primarily as a result of increases in operating expenses from properties acquired in February and June of 2015 (see Note 3: "Acquisitions"), net of the decrease in operating expenses from the Waldorf Astoria New York, which was sold in February 2015 (see Note 4: "Disposals").

The following details the changes in operating expenses at our international owned and leased hotels giving effect to FX changes and disposed hotels, which resulted in net overall decreases in operating expenses:

			Decrease	Net increase / (decrease) due to FX changes(1)	Decrease from disposed hotels(2)	Net increase / (decrease) excluding the effect of FX changes and disposed hotels

	September 30,
	2016	2015
	(in millions)
Three Months Ended
Comparable international owned and leased hotels	$342	$360	$(18)	$(18)	$—	$—
Non-comparable international owned and leased hotels	19	35	(16)	1	(17)	—
International owned and leased hotels	$361	$395	$(34)	$(17)	$(17)	$—

Nine Months Ended
Comparable international owned and leased hotels	$1,026	$1,055	$(29)	$(40)	$—	$11
Non-comparable international owned and leased hotels	64	137	(73)	(1)	(67)	(5)
International owned and leased hotels	$1,090	$1,192	$(102)	$(41)	$(67)	$6
____________

(1)
Unfavorable movements were a result of the strengthening of the USD compared to other currencies, primarily the British pound, partially offset by the strengthening of the Japanese Yen compared to the USD.

(2)	From January 1, 2015 to September 30, 2016, six properties were removed from our international owned and leased portfolio.

The decreases in operating expenses at our international owned and leased hotels during the three and nine months ended September 30, 2016 were primarily a result of the effect of foreign currency changes and properties disposed of between January 1, 2015 and September 30, 2016.

Timeshare

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Timeshare sales	$204	$172	18.6	$544	$532	2.3
Resort operations	34	31	9.7	98	94	4.3
Financing and other	19	16	18.8	55	47	17.0
	$257	$219	17.4	$697	$673	3.6

Timeshare sales expense increased during the three and nine months ended September 30, 2016 primarily as a result of higher sales and marketing expenses as a result of increases in sales volume of both owned inventory and third-party developed timeshare intervals. During the nine months ended September 30, 2016, the increase in timeshare sales expense was partially offset by a decrease of $16 million in the cost of product related to the reacquisition of owned timeshare inventory for customer upgrades into third-party developed properties.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Depreciation	$86	$88	(2.3)	$263	$260	1.2
Amortization	83	83	—	246	259	(5.0)
	$169	$171	(1.2)	$509	$519	(1.9)

The increase in depreciation expense during the nine months ended September 30, 2016 resulted primarily from the addition of property and equipment related to the properties acquired in 2015, partially offset by decreases as a result of disposed hotels. The decrease in amortization expense during the nine months ended September 30, 2016 was primarily a result of $13 million in accelerated amortization that was recognized during the nine months ended September 30, 2015 on a management contract intangible asset for properties that were managed by us prior to our acquisition of them.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
General and administrative	$134	$131	2.3	$342	$448	(23.7)
Other	13	14	(7.1)	50	45	11.1
	$147	$145	1.4	$392	$493	(20.5)

The changes in general and administrative expense during the three and nine months ended September 30, 2016 were primarily a result of decreases of $19 million and $71 million in severance costs related to the sale of the Waldorf Astoria New York during the three and nine months ended September 30, 2016, respectively, offset by increases of $27 million and $54 million, respectively, of costs associated with the planned spin-off transactions. Additionally, during the nine months ended September 30, 2016, general and administrative expense decreased as a result of $66 million in share-based compensation expense recognized when certain remaining awards granted in connection with our initial public offering vested in May 2015.

Gain on sales of assets, net

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Gain on sales of assets, net	$—	$164	NM(1)	$2	$306	(99.3)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

During the nine months ended September 30, 2015, we completed the sales of two properties, one of which was during the three months ended September 30, 2015. See Note 4: "Disposals" in our unaudited condensed consolidated financial statements for additional discussion.

Non-operating Income and Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Interest expense	$148	$138	7.2	$434	$431	0.7

The increases in interest expense during the three and nine months ended September 30, 2016 were primarily due to the issuance of the 2024 Senior Notes in August 2016. These increases were partially offset by decreases in interest expense on the Term Loans due to their amended interest rate, as well as prepayments made between January 1, 2015 and September 30, 2016. See Note 9: "Debt" in our unaudited condensed consolidated financial statements for further details.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Equity in earnings from unconsolidated affiliates	$7	$9	(22.2)	$18	$22	(18.2)

Equity in earnings from unconsolidated affiliates was relatively unchanged as the performance of our unconsolidated affiliates was consistent with the three and nine months ended September 30, 2015.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Loss on foreign currency transactions	$(8)	$(8)	—	$(33)	$(21)	57.1

The net loss on foreign currency transactions for the three and nine months ended September 30, 2016, as well as the three months ended September 30, 2015, related to changes in foreign currency rates on our short-term cross-currency intercompany notes, predominantly those denominated in the British pound. Additionally, the net loss on foreign currency transactions for the nine months ended September 30, 2015 was attributable to changes in foreign currency rates on our short-term cross-currency intercompany loans, predominantly those denominated in AUD and Brazilian real.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Other gain (loss), net	$(10)	$1	NM(1)	$(15)	$(6)	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The net loss for the three and nine months ended September 30, 2016 primarily related to a $5 million loss from the derecognition of unamortized debt issuance costs as a result of prepayments on the CMBS Loan, as well as $4 million of transaction costs incurred in connection with the amendment of the Term Loans.

The net loss for the nine months ended September 30, 2015 was primarily related to $26 million of transaction costs from the acquisition of properties in connection with the tax deferred exchange, partially offset by the $24 million gain from the capital lease liability reduction from one of our consolidated VIEs. Additionally, as a result of the repayment of the Waldorf Astoria Loan, we recognized a loss of $6 million from the derecognition of the related unamortized debt issuance costs. See Note 4: "Disposals" in our unaudited condensed consolidated financial statements for additional discussion.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Income tax expense	$(145)	$(247)	(41.3)	$(255)	$(555)	(54.1)

Income tax expense for the three and nine months ended September 30, 2016 decreased as a result of the decrease in income before income taxes, as well as a decrease in our effective tax rate. Our effective tax rate for the nine months ended September 30, 2016 decreased primarily as a result of a net reduction in our unrecognized tax benefits of $155 million during the three months ended March 31, 2016. See Note 12: "Income Taxes" in our unaudited condensed consolidated financial statements for additional discussion.

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

The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts:

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Revenues
Ownership	$1,040	$1,089	(4.5)	$3,128	$3,194	(2.1)
Management and franchise	470	438	7.3	1,350	1,263	6.9
Timeshare	358	334	7.2	1,020	974	4.7
Segment revenues	1,868	1,861	0.4	5,498	5,431	1.2
Other revenues from managed and franchised properties	1,105	1,063	4.0	3,342	3,074	8.7
Other revenues	24	25	(4.0)	69	67	3.0
Intersegment fees elimination	(55)	(54)	1.9	(166)	(156)	6.4
Total revenues	$2,942	$2,895	1.6	$8,743	$8,416	3.9

Adjusted EBITDA
Ownership	$264	$281	(6.0)	$770	$789	(2.4)
Management and franchise	470	438	7.3	1,350	1,263	6.9
Timeshare	85	99	(14.1)	278	259	7.3
Corporate and other	(54)	(60)	(10.0)	(174)	(177)	(1.7)
Adjusted EBITDA	$765	$758	0.9	$2,224	$2,134	4.2

The table below provides a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Net income	$192	$283	$746	$600
Interest expense	148	138	434	431
Income tax expense	145	247	255	555
Depreciation and amortization	169	171	509	519
Interest expense, income tax and depreciation and amortization included in equity in earnings from unconsolidated affiliates	8	6	23	20
EBITDA	662	845	1,967	2,125
Gain on sales of assets, net	—	(164)	(2)	(306)
Loss on foreign currency transactions	8	8	33	21
FF&E replacement reserve	13	9	42	36
Share-based compensation expense	26	21	70	143
Impairment loss	—	—	15	—
Other loss (gain), net	10	(1)	15	6
Other adjustment items	46	40	84	109
Adjusted EBITDA	$765	$758	$2,224	$2,134

Ownership

Ownership segment revenues decreased $49 million and $66 million for the three and nine months ended September 30, 2016, respectively, primarily as a result of decreases in owned and leased hotel revenues. The decrease in revenues at our owned and leased hotels was primarily a result of the disposal of international hotels and foreign currency fluctuations, partially offset by the net acquisition of hotels in the U.S. Ownership Adjusted EBITDA decreased $17 million and $19 million for the three and nine months ended September 30, 2016, respectively, primarily as a result of the decrease in ownership segment revenues partially offset by decreases in owned and leased operating expenses of $27 million and $48 million, respectively. Refer to "—Revenues—Owned and leased hotels" and "—Operating Expenses—Owned and leased hotels" for further discussion of the changes in revenues and operating expenses at our owned and leased hotels.

Management and franchise

Management and franchise segment revenues increased $32 million and $87 million for the three and nine months ended September 30, 2016, respectively, primarily as a result of the net addition of hotels to our managed and franchised system, as well as increases in RevPAR at our comparable managed and franchised properties of 1.5 percent and 2.2 percent, respectively. Refer to "—Revenues—Management and franchise and other" for further discussion on the increases in revenues from our managed and franchised properties. Management and franchise Adjusted EBITDA increased as a result of the increases in management and franchise segment revenues.

Timeshare

Timeshare segment revenues increased $24 million and $46 million for the three and nine months ended September 30, 2016, respectively, primarily as a result of increased timeshare sales revenue due to increases in commissions recognized from the sale of third-party developed intervals of $11 million and $16 million, respectively, as well as increases in revenue from the sale of owned timeshare intervals of $6 million and $5 million, respectively, due to increases in sales volume. Additionally, revenues from our resort operations increased for the three and nine months ended September 30, 2016 as a result of increases in fees earned related to our Hilton Grand Vacations Club, including fees generated by new members. Timeshare Adjusted EBITDA decreased $14 million for the three months ended September 30, 2016 as a result of the increase in timeshare operating expenses of $38 million, partially offset by the increase in timeshare revenue of $24 million. For the nine months ended September 30, 2016, our timeshare Adjusted EBITDA increased $19 million primarily as a result of the increase in timeshare revenues of $46 million, partially offset by the increase in timeshare operating expenses of $24 million. Refer to "—Revenues—Timeshare" and "—Operating Expenses—Timeshare" for a discussion of the changes in revenues and operating expenses from our timeshare segment.

Supplemental Financial Data for Unrestricted U.S. Real Estate Subsidiaries

As of September 30, 2016, we owned a majority or controlling financial interest in 57 hotels, representing 29,096 rooms. Of these owned hotels, 36 hotels, representing an aggregate of 23,568 rooms as of September 30, 2016, were owned by subsidiaries that we collectively refer to as our "Unrestricted U.S. Real Estate Subsidiaries." Certain properties held by our Unrestricted U.S. Real Estate Subsidiaries secure either our CMBS Loan or one of our mortgage loans with outstanding balances of $2,427 million and $488 million as of September 30, 2016, respectively, and are not included in the collateral securing the Senior Secured Credit Facility. In addition, the Unrestricted U.S. Real Estate Subsidiaries are not subject to any of the restrictive covenants in the indentures that govern the Senior Notes, which are unsecured.

We have included this supplemental financial data to comply with certain financial information requirements regarding our Unrestricted U.S. Real Estate Subsidiaries set forth in the indentures that govern our Senior Notes. For the nine months ended September 30, 2016, the Unrestricted U.S. Real Estate Subsidiaries represented 19.7 percent of our total revenues, 15.6 percent of net income attributable to Hilton stockholders and 23.9 percent of our Adjusted EBITDA, and as of September 30, 2016, represented 35.3 percent of our total assets and 28.8 percent of our total liabilities.

The following tables present supplemental unaudited financial data, as required by the indentures that govern our Senior Notes, for our Unrestricted U.S. Real Estate Subsidiaries:

	Nine Months Ended
	September 30,
	2016	2015
	(in millions)
Revenues	$1,721	$1,672
Net income attributable to Hilton stockholders	115	211
Capital expenditures for property and equipment	142	146
Adjusted EBITDA(1)	531	519
Cash provided by (used in):
Operating activities	263	293
Investing activities	(127)	308
Financing activities	144	(595)
____________

(1)
The following table provides a reconciliation of our Unrestricted U.S. Real Estate Subsidiaries' net income to EBITDA and Adjusted EBITDA, which we believe is the most closely comparable U.S. GAAP financial measure:

	Nine Months Ended
	September 30,
	2016	2015
	(in millions)
Net income	$117	$213
Interest expense	131	131
Income tax expense	79	105
Depreciation and amortization	190	181
Interest expense and depreciation and amortization included in equity in earnings from unconsolidated affiliates	2	—
EBITDA	519	630
Gain on sales of assets, net	(1)	(143)
Share-based compensation expense	1	1
Other loss, net	8	30
Other adjustment items	4	1
Adjusted EBITDA	$531	$519

	September 30,	December 31,
	2016	2015
	(in millions)
Assets	$9,124	$8,914
Liabilities	5,581	6,718

Liquidity and Capital Resources

Overview

As of September 30, 2016, we had total cash and cash equivalents of $1,131 million, including $272 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance related to cash collateral on our self-insurance programs, escrowed cash from our timeshare operations and cash restricted in accordance with our long-term debt and timeshare debt agreements.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, payroll and related benefits, legal costs, operating costs associated with the management of hotels, interest and scheduled principal payments on our outstanding indebtedness, costs associated with the spin-offs, contract acquisition costs and capital expenditures for renovations and maintenance at our owned and leased hotels. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our owned and leased hotels, purchase commitments, dividends as declared, costs associated with potential acquisitions and corporate capital expenditures.

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

In preparation of the spin-offs, we completed several financing transactions during the three months ended September 30, 2016 and in October 2016. For further information on these transactions, see Note 9: "Debt" and Note 20: "Subsequent Events," respectively, in our unaudited condensed consolidated financial statements.

In September 2016, we paid a quarterly cash dividend of $0.07 per share on shares of our common stock, for a total of $69 million, bringing total cash dividends in 2016 to $207 million. In October 2016, we declared a quarterly cash dividend of $0.07 per share on shares of our common stock to be paid on or before December 2, 2016 to stockholders of record of our common stock as of the close of business on November 10, 2016.

Sources and Uses Of Our Cash and Cash Equivalents

The following table summarizes our net cash flows and key metrics related to our liquidity:

	As of and for the Nine Months Ended September 30,		Percent Change
	2016	2015	2016 vs. 2015
	(in millions)
Net cash provided by operating activities	$936	$991	(5.6)
Net cash provided by (used in) investing activities	(332)	515	NM(1)
Net cash used in financing activities	(361)	(1,427)	(74.7)
Working capital surplus(2)	426	111	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

(2)	Total current assets less total current liabilities.

Our ratio of current assets to current liabilities was 1.16 and 1.06 as of September 30, 2016 and December 31, 2015, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from management and franchise fee revenue, operating income from our owned and leased hotels and sales of timeshare units.

The $55 million decrease in net cash provided by operating activities was primarily as a result of an increase in net cash paid for taxes of $117 million and cash paid for interest of $12 million, partially offset by improved operating results, mainly in our management and franchise business.

Investing Activities

For the nine months ended September 30, 2016, net cash used in investing activities was $332 million, and consisted primarily of capital expenditures for property and equipment and capitalized software costs. Our capital expenditures for property and equipment primarily consisted of expenditures related to the renovation of existing owned and leased hotels and our corporate facilities. Our capitalized software costs related to various systems initiatives for the benefit of our hotel owners and our overall corporate operations.

During the nine months ended September 30, 2015, we generated $515 million in cash from investing activities primarily as a result of net proceeds from the tax deferred exchange of the Waldorf Astoria New York and the sale of the Hilton Sydney of $456 million and $331 million, respectively; see Note 3: "Acquisitions" and Note 4: "Disposals" in our unaudited condensed consolidated financial statements. This amount was partially offset by $279 million in capital expenditures, including contract acquisition costs and capitalized software costs.

Financing Activities

The $1,066 million decrease in net cash used in financing activities was primarily attributable to an increase in proceeds from borrowings of $965 million and a decrease in repayments of debt of $248 million, partially offset by an increase in cash dividends of $138 million. The increase in proceeds from borrowings was primarily due to the issuance of $1.0 billion of the 2024 Senior Notes in August 2016. During the nine months ended September 30, 2016, we made prepayments of $991 million on our CMBS Loan and no prepayments on our Term Loans, while during the nine months ended September 30, 2015 we made $675 million of voluntary prepayments on our Term Loans and repaid the $525 million Waldorf Astoria New York Loan.

Credit Facilities

Our Revolving Credit Facility provides for $1.0 billion in borrowings, including the ability to draw up to $150 million in the form of letters of credit. As of September 30, 2016, we had $45 million of letters of credit outstanding under our Revolving Credit Facility, and a borrowing capacity of $955 million. We are currently required to pay a commitment fee of 0.125 percent per annum on the amount of our unused commitments.

In August 2016, we amended the terms of our Timeshare Facility to increase the borrowing capacity from $300 million to $450 million, allowing us to borrow up to the maximum amount until August 2018 and requiring all amounts borrowed to be repaid by August 2019.

Debt

As of September 30, 2016, our total indebtedness, excluding $225 million of our share of debt of our investments in affiliates, was approximately $10.4 billion, including $417 million of timeshare debt. For further information on our total indebtedness and our recent financing transactions, refer to Note 9: "Debt" in our unaudited condensed consolidated financial statements.

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

Item 1A.     Risk Factors

As of September 30, 2016, there have been no material changes from the risk factors previously disclosed in response to "Part I —Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Hilton Hawaiian Village CMBS Loan
On October 24, 2016, Hilton Hawaiian Village LLC (the "HHV CMBS Borrower"), our wholly owned subsidiary, entered into a $1,275 million commercial mortgage-backed securities loan (the "HHV CMBS Loan") with JPMorgan Chase Bank, National Association, Deutsche Bank, AG, New York Branch, Goldman Sachs Mortgage Company, Barclays Bank PLC and Morgan Stanley Bank, N.A. The HHV CMBS Loan is secured by the Hilton Hawaiian Village.
The HHV CMBS Borrower and the HHV CMBS Loan guarantor (as defined below) are "unrestricted subsidiaries" for purposes of the debt agreements governing our senior secured credit facilities and senior notes and, upon consummation of our planned spin-offs, will be subsidiaries of Park.
We applied a portion of the proceeds from the HHV CMBS Loan to repay the portion of our existing CMBS Loan that was secured by the Hilton Hawaiian Village and intend to use the remaining net proceeds to prepay additional amounts outstanding under the existing CMBS Loan.
Term
The HHV CMBS Loan has a term of 10 years.
Interest and Fees
The HHV CMBS Loan bears interest at a fixed rate per annum of 4.1995%.
Amortization
The HHV CMBS Loan has no amortization payments.

Prepayments
From and after the date which is 30 months after the first interest payment date (or earlier in certain circumstances), the HHV CMBS Borrower will be able to prepay the HHV CMBS Loan in full, or, in connection with a partial property release, in part, in each case, subject to payment of: (i) a yield maintenance premium in the case of any prepayment made prior to the interest payment date that is six months prior to the inactivity date of the HHV CMBS Loan; (ii) the payment of all interest scheduled to accrue through the end of the applicable interest period in which prepayment is made; and (iii) all other sums then due and payable under the loan agreement, including the lenders’ reasonable, actual out-of-pocket costs and expenses in connection with such prepayment.
Mandatory prepayments will be required in connection with certain casualties or condemnations of a property.
Once repaid, no further borrowings will be permitted under the HHV CMBS Loan.
Guarantee
Certain obligations of the HHV CMBS Borrower with respect to the HHV CMBS Loan are guaranteed by Park Intermediate Holdings LLC (the "HHV CMBS Loan guarantor"). Under the HHV CMBS guarantee, (i) the HHV CMBS Loan guarantor has agreed to indemnify the lenders for losses with respect to (x) customary "bad-boy" acts of the HHV CMBS Borrower and its affiliates and (y) certain events relating to the Employee Retirement Income Security Act of 1974, and (ii) the HHV CMBS Loan will become fully recourse to the HHV CMBS Loan guarantor upon a voluntary or collusive involuntary bankruptcy of the HHV CMBS Borrower or the appointment of a custodian, receiver, trustee or examiner for the HHV CMBS Borrower if consented to by the HHV CMBS Borrower. Notwithstanding the foregoing, the aggregate liability of the HHV CMBS Loan guarantor as a result of clause (ii) above will be capped at 10% of the then outstanding principal balance of the HHV CMBS Loan. The HHV CMBS Loan guarantor has also executed a guaranty agreement pursuant to which it will guarantee payment of the deductible with respect to flood, windstorm and earthquake insurance coverages to the extent such deductible exceeds the base deductible that would otherwise be permitted by the loan documents. At its election, the HHV CMBS Borrower may also, in lieu of the purchase of additional terrorism insurance, add an additional guaranteed matter with respect to any losses to the lenders arising from a terrorism event in excess of the applicable policy payment.
Covenants and Other Matters
The HHV CMBS Loan includes certain customary affirmative and negative covenants and events of default. Such covenants, among other things, will restrict, subject to certain exceptions, the ability of the HHV CMBS Borrower to, among other things: incur additional debt; create liens on assets; transfer, pledge or assign certain equity interests; pay any dividends or make any distributions to its direct or indirect owners if an event of default exists or if the debt yield under the HHV CMBS Loan (calculated based on the outstanding balance of the HHV CMBS Loan) is below 7.00% for two consecutive quarters; make certain investments, loans and advances; consolidate, merge, sell or otherwise dispose of all or any part of its assets or to purchase, lease or otherwise acquire all or any substantial part of assets of any other person; enter into certain transactions with affiliates; engage in any business other than the ownership of the properties and business activities ancillary thereto; and amend or modify the HHV CMBS Borrower’s articles of organization, limited liability company agreement and certain agreements. The HHV CMBS Loan also includes affirmative covenants requiring the HHV CMBS Borrower to, among other things, exist as a “special purpose entity,” maintain, while a low debt yield trigger exists, certain reserve funds in respect of furniture, fixtures and equipment, taxes and insurance (unless such amounts have been paid or are being collected by the property manager), and comply with other customary obligations for commercial mortgage-backed securities loan financings.
In addition, revenues will be required to be deposited into segregated accounts, to be used by the property manager to make certain payments relating to the Hilton Hawaiian Village. So long as there is no event of default under the loan and the debt yield for the HHV CMBS Loan (calculated based on the outstanding principal balance of the HHV CMBS Loan) does not fall below 7.00% for two consecutive quarters, then all cash in that account (after payment of property expenses and reserves) would be available to the HHV CMBS Borrower for any purpose, including for the payment of dividends or distributions to its direct or indirect owners.
Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at NCR Corporation, which may be considered an affiliate of Blackstone and, therefore, our affiliate.

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
4.1
Indenture, dated as of August 18, 2016, by and among Hilton Escrow Issuer LLC, Hilton Escrow Issuer Corp., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on August 18, 2016).

4.2	Form of 4.250% Senior Note due 2024 (included in Exhibit 4.1).
4.3
Registration Rights Agreement, dated as of August 18, 2016, by and among Hilton Escrow Issuer LLC, Hilton Escrow Issuer Corp. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on August 18, 2016).

4.4	Fourth Supplemental Indenture, dated as of August 19, 2016, between Hilton Domestic Operating Company Inc. and Wilmington Trust, National Association, as trustee.
4.5
Fifth Supplemental Indenture, dated as of September 22, 2016, among Hilton Worldwide Parent LLC, Hilton Worldwide Finance LLC, Hilton Worldwide Finance Corp., and Wilmington Trust, National Association, as trustee.

4.6
First Supplemental Indenture, dated as of September 22, 2016, among Hilton Escrow Issuer LLC, Hilton Escrow Issuer Corp., Hilton Domestic Operating Company Inc., Hilton Worldwide Holdings Inc., Hilton Worldwide Finance LLC, the subsidiary guarantors party thereto, and Wilmington Trust, National Association, as trustee.

4.7	Second Supplemental Indenture, dated as of September 22, 2016, among Hilton Domestic Operating Company Inc., Hilton Worldwide Parent LLC, and Wilmington Trust, National Association.
10.1
Amendment No. 1, dated as of August 18, 2016, to the Credit Agreement, dated as of October 25, 2013, by and among Hilton Worldwide Holdings Inc., Hilton Worldwide Finance LLC, the other guarantors party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent, collateral agent, swing line lender and L/C issuer and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on August 18, 2016).

10.2
Omnibus Amendment No. 4 to Receivables Loan Agreement and Amendment No. 2 to Sale and Contribution Agreement, effective as of August 18, 2016, among Hilton Grand Vacations Trust I LLC, as borrower, Wells Fargo Bank, National Association, as paying agent and securities intermediary, the financial institutions signatory thereto, as managing agents, the financial institutions signatory thereto as committed lenders and Deutsche Bank Securities, Inc., as administrative agent (incorporated by reference to Exhibit 10.11 to Hilton Grand Vacations Inc.'s Registration Statement on Form 10 (File No. 001-37794) filed on September 16, 2016).

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

Date: October 26, 2016