Form 10-K
period 2016-12-31
Hilton Worldwide Holdings Inc.
filed 2017-02-15
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer ☒                          Accelerated filer ☐
Non -accelerated filer ☐ (Do not check if a smaller reporting company)    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $11,751 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).
The number of shares of common stock outstanding on February 8, 2017 was 329,731,387.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant's definitive proxy statement relating to its 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-K TABLE OF CONTENTS
YEAR ENDED DECEMBER 31, 2016

PART I
Forward -Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the spin-off transactions and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks inherent to the hospitality industry, macroeconomic factors beyond our control, competition for hotel guests, management and franchise agreements, risks related to doing business with third-party hotel owners, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the United States of America ("U.S."), risks related to our spin-offs and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Part I—Item 1A. Risk Factors." These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Terms Used in this Annual Report on Form 10-K

Except where the context requires otherwise, references in this Annual Report on Form 10-K to "Hilton," "the Company," "we," "us" and "our" refer to Hilton Worldwide Holdings Inc., together with its consolidated subsidiaries. Except where the context requires otherwise, references to our "properties," "hotels" and "rooms" refer to the hotels, resorts and timeshare properties managed, franchised, owned or leased by us. Of these hotels, resorts and rooms, a portion are directly owned or leased by us or joint ventures in which we have an interest, and the remaining hotels, resorts and rooms are owned by third-party owners.

Investment funds associated with or designated by The Blackstone Group L.P. and their affiliates, our former majority owners, are referred to herein as "Blackstone."

Reference to "Average Daily Rate" or "ADR" means hotel room revenue divided by total number of room nights sold in a given period and "Revenue per Available Room" or "RevPAR" represents hotel room revenue divided by room nights available to guests for a given period.

Reference to "Adjusted EBITDA" means earnings before interest expense, taxes and depreciation and amortization, or "EBITDA," further adjusted to exclude certain items. Refer to "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business and Financial Metrics Used by Management" for further discussion of these financial metrics.

Item 1.    Business

Overview

Hilton is one of the largest and fastest growing hospitality companies in the world, with 4,922 hotels, resorts and timeshare properties comprising 804,097 rooms in 104 countries and territories as of December 31, 2016. In the nearly 100 years since our founding, we have defined the hospitality industry and established a portfolio of distinct, market-leading brands. Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton; our full service hotel brands, Hilton Hotels & Resorts, Curio - A Collection by Hilton, DoubleTree by Hilton and Embassy Suites by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; our timeshare brand, Hilton Grand Vacations; and our new full service brand, Tapestry Collection by Hilton, launched in January 2017. As of December 31, 2016, more than 169,000 employees served in our managed, owned, leased and timeshare properties and corporate offices around the world, and we had approximately 60 million members in our award-winning customer loyalty program, Hilton Honors.

During the year ended December 31, 2016, we operated our business through three segments: (i) ownership; (ii) management and franchise; and (iii) timeshare. Our ownership segment consisted of 141 hotels with 57,716 rooms as of

December 31, 2016 in which we had an ownership interest or lease. Through our management and franchise segment, which consisted of 4,734 hotels with 738,724 rooms as of December 31, 2016, we managed hotels, resorts and timeshare properties owned by third parties and we license our brands to franchisees. Through our timeshare segment, which consisted of 47 properties comprising 7,657 units as of December 31, 2016, we marketed and sold timeshare intervals; operated timeshare resorts and a timeshare membership club; and provided consumer financing.

In addition to our current hotel portfolio, we are focused on the growth of our business through expanding our share of the global lodging industry through our development pipeline, which as of December 31, 2016 included approximately 310,000 rooms scheduled to be opened in the future, over 99 percent of which are within our management and franchise segment. As of December 31, 2016, over 157,000 rooms, representing half of our development pipeline, were under construction. The expansion of our business is supported by strong lodging industry fundamentals, including limited supply growth, in the current economic environment and long-term growth prospects based on increasing global travel and tourism.

Overall, we believe that our experience in the hotel industry and strong, well-defined brands that operate throughout the lodging industry chain scales and commercial service offerings will continue to drive customer loyalty, including participation in our Hilton Honors loyalty program. Satisfied customers will continue to provide strong overall hotel performance for our hotel owners and us, and encourage further development of additional hotels under our brands and with existing and new hotel owners, which further supports our growth and future financial performance. We believe that our existing portfolio and development pipeline, which will require minimal capital investment from us, put us in a strong position to further improve our business and serve our customers in the future.

On January 3, 2017, we completed the previously announced spin-offs of a portfolio of hotels and resorts, as well as our timeshare business, into two additional and independent, publicly traded companies: Park Hotels & Resorts Inc. ("Park") and Hilton Grand Vacations Inc. ("HGV"), respectively, (the "spin-offs"). The spin-offs were completed via a distribution to each of Hilton's stockholders of record, as of the close of business on December 15, 2016, of 100 percent of the outstanding common stock of Park and HGV. Each Hilton stockholder received one share of Park common stock for every five shares of Hilton common stock and one share of HGV common stock for every 10 shares of Hilton common stock. Both Park and HGV have their common stock listed on the New York Stock Exchange ("NYSE") under the symbols "PK" and "HGV," respectively. See Item 1A. Risk Factors and Note 29: "Subsequent Events" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional discussion. Unless otherwise stated herein, this Annual Report on Form 10-K presents our business and results of operations as of and for the historical periods presented, without giving effect to the spin-offs and based on the three segments we operated our business through prior to closing the spin-offs. Refer to pro forma financial information included in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on January 4, 2017 for the historical results of operations and performance of Hilton giving effect to the spin-offs, and refer to the Registration Statements on Form 10 of Park and HGV and their subsequent periodic reports filed with the SEC for their respective historical financial results. Additionally, refer to our press release on our fourth quarter and full year 2016 results for pro forma financial information for the year ended December 31, 2016, included in our Current Report on Form 8-K filed with the SEC on February 15, 2017. Neither the Registration Statements on Form 10 of Park and HGV, their subsequent periodic and other reports filed with the SEC, nor the pro forma financial information included in our Current Reports on Form 8-K filed on January 4, 2017 and February 15, 2017 are incorporated by reference herein.

On January 3, 2017, we completed a 1-for-3 reverse stock split of Hilton's outstanding common stock (the "Reverse Stock Split"). The authorized number of shares of common stock was reduced from 30,000,000,000 to 10,000,000,000, and the authorized number of shares of preferred stock remains 3,000,000,000. All share and share-related information presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Split.

Our Brand Portfolio

The goal of each of our brands is to deliver exceptional customer experiences and superior operating performance.

		December 31, 2016
Brand(1)	Chain Scale	Countries/ Territories	Properties	Rooms	Percentage of Total Rooms	Selected Competitors(2)
	Luxury	12	26	10,203	1.3%	Four Seasons, Mandarin Oriental, Peninsula, Ritz Carlton, St. Regis
	Luxury	22	29	9,554	1.2%	Fairmont, Intercontinental, JW Marriott, Park Hyatt, Sofitel
	Lifestyle	1	1	112	—%	Hyatt Centric, Joie De Vivre, Kimpton, Le Meridien
	Upper Upscale	85	570	208,762	26.0%	Hyatt Regency, Marriott, Radisson Blu, Renaissance, Sheraton, Sofitel, Westin
	Upper Upscale	7	31	7,242	0.9%	Autograph Collection, Luxury Collection, Tribute Portfolio
	Upscale	41	494	117,699	14.6%	Crowne Plaza, Delta, Holiday Inn, Hyatt, Radisson, Renaissance, Sheraton
	Upscale	—	—	—	N/A	Ascend Collection, Best Western Premier, Tribute Portfolio
	Upper Upscale	6	232	54,589	6.8%	Hyatt, Renaissance, Residence Inn, Sheraton
	Upscale	33	717	102,786	12.8%	Aloft, Courtyard, Four Points, Holiday Inn, Hyatt Place, Novotel
	Upper Midscale	19	2,221	223,114	27.7%	AmericInn, Comfort Inn, Fairfield Inn, Holiday Inn Express, Wingate
	Midscale	—	—	—	N/A	Best Western, Comfort Inn, Fairfield Inn, La Quinta, Ramada
	Upscale	3	418	47,104	5.9%	Element, Hyatt House, Residence Inn, SpringHill Suites, Staybridge Suites
	Upper Midscale	2	129	13,349	1.7%	Candlewood Suites, Hawthorn Suites, TownePlace Suites
	Timeshare	3	47	7,657	1.0%	Hyatt Residence, Marriott Vacation Club, Vistana Signature Experiences, Wyndham Vacations Resorts
____________

(1)
The table above excludes seven unbranded properties with 1,926 rooms, representing approximately 0.1 percent of total rooms. HGV has exclusive right to use our Hilton Grand Vacations brand, subject to the terms of a license agreement with us.

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

Conrad Hotels & Resorts: Conrad is a global luxury brand of 29 properties offering guests personalized experiences with sophisticated, locally inspired surroundings and an intuitive service model based on customization and control, as demonstrated by the Conrad Concierge mobile application that enables guest control of on-property amenities and services. Properties typically include convenient and relaxing spa and wellness facilities, enticing restaurants, comprehensive room service, fitness and business centers, multi-purpose meeting facilities and special event and concierge services.

Canopy by Hilton: Canopy by Hilton represents an energizing, new hotel in the neighborhood offering simple, guest-directed service, thoughtful local choices and comfortable spaces. Each property is designed as a natural extension of its neighborhood, with local design, food and drink and culture. In July 2016, the first Canopy opened in Reykjavik, Iceland. As of January 31, 2017, Canopy had 35 properties in the pipeline or in various states of approval.

Hilton Hotels & Resorts: Hilton is our global flagship brand and ranks number one for global brand awareness in the hospitality industry, with 570 hotels and resorts in 85 countries and territories across six continents. The brand primarily serves business and leisure upper upscale travelers and meeting groups. Hilton hotels are full service hotels that typically include meeting, wedding and banquet facilities and special event services, restaurants and lounges, food and beverage services, swimming pools, gift shops, retail facilities and other services.

Curio – A Collection by Hilton: Curio – A Collection by Hilton is created for travelers who seek local discovery and one-of-a-kind experiences. Curio is made up of a collection of hand-picked hotels that retain their unique identity but are able to leverage the many benefits of the Hilton global platform, including our common reservation and customer care service and Hilton Honors guest loyalty program. As of January 31, 2017, Curio had 110 properties in the pipeline or in various states of approval.

DoubleTree by Hilton: DoubleTree by Hilton is an upscale, full service hotel designed to provide true comfort to today’s business and leisure travelers. DoubleTree's 494 open hotels and resorts are united by the brand’s CARE ("Creating a Rewarding Experience") culture and its iconic warm chocolate chip cookie served at check-in. DoubleTree’s diverse portfolio includes historic icons, small contemporary hotels, resorts and large urban hotels.

Tapestry Collection by Hilton: Tapestry Collection by Hilton, our newest brand, is a curated portfolio of original hotels in the upscale hotel segment that have recognizable features distinct to each hotel. Tapestry guests are looking for new experiences and choose to stay where they can expect to never see the same thing twice. Travelers can book an independent and reliable stay with confidence knowing these hotels are backed by the Hilton name and the award winning Hilton Honors program. As of January 31, 2017, Tapestry Collection by Hilton had commitments for seven properties. The first property is expected to open by the third quarter of 2017.

Embassy Suites by Hilton: Embassy Suites by Hilton comprises 232 upper upscale, all-suite hotels that feature two-room guest suites with a separate living room and dining/work area, a complimentary cooked-to-order breakfast and complimentary evening receptions every night. Embassy Suites’ bundled pricing ensures that guests receive all of the amenities our properties have to offer at a single price.

Hilton Garden Inn: Hilton Garden Inn is our award-winning, upscale brand with 717 hotels that strives to ensure today’s busy travelers have what they need to be productive on the road. From the Serta Perfect Sleeper bed, to complimentary internet access, to a comfortable lobby pavilion, Hilton Garden Inn is the brand guests can count on to support them on their journeys.

Hampton by Hilton: Hampton by Hilton is our moderately priced, upper midscale hotel with limited food and beverage facilities. The Hampton by Hilton brand also includes Hampton Inn & Suites hotels, which offer both traditional hotel rooms and suite accommodations within one property. Across our over 2,200 Hampton locations around the world, guests receive free hot breakfast and free high-speed internet access, all for a great price and all supported by the 100% Hampton Guarantee.

Tru by Hilton: Tru by Hilton is a new brand designed to be a game changer in the midscale segment. Tru was built from a belief that being cost conscious and having a great stay do not have to be mutually exclusive. By focusing on the brand's three key tenets of simplified, spirited and grounded in value, every detail of the property is crafted for operational efficiency and to drive increased guest satisfaction - from the activated, open lobby to the efficiently designed bedrooms. As of January 31, 2017, Tru had 383 properties in the pipeline or in various states of approval. The first property is expected to open in the second quarter of 2017.

Homewood Suites by Hilton: Homewood Suites by Hilton is our upscale, extended-stay hotel that features residential style accommodations including business centers, swimming pools, convenience stores and limited meeting facilities. These 418 hotels provide the touches, familiarity and comforts of home so that extended-stay travelers can feel at home on the road.

Home2 Suites by Hilton: Home2 Suites by Hilton is our upper midscale hotel that provides a modern and savvy option to budget conscious extended-stay travelers. Offering innovative suites with contemporary design and cutting-edge technology, we strive to ensure that our guests are comfortable and productive, whether they are staying a few days or a few months. Each of the brand's 129 hotels, 57 of which were opened in 2016, offers complimentary continental breakfast, integrated laundry and exercise facility, recycling and sustainability initiatives and a pet-friendly policy. During 2016, 121 properties were added to our pipeline, and as of January 31, 2017, 476 properties were in the pipeline or in various states of approval.

Hilton Grand Vacations: Hilton Grand Vacations is our timeshare brand. Ownership of a deeded real estate interest with club membership points provides members with a lifetime of vacation advantages and the comfort and convenience of residential-style resort accommodations in select, renowned vacation destinations. Each of the 47 Hilton Grand Vacations properties provides a distinctive setting, while signature elements remain consistent, such as high-quality guest service, spacious units and extensive on-property amenities.

Our Customer Loyalty Program

Hilton Honors is our award-winning guest loyalty program that supports our portfolio of brands and our entire system of hotels and timeshare properties. The program generates significant repeat business by rewarding guests with points for each stay at any of our more than 4,900 hotels worldwide, which are then redeemable for free hotel nights and other goods and services. Members can also use points earned to transact with nearly 130 partners, including airlines, rail and car rental companies, credit card providers and others. The program provides targeted marketing, promotions and customized guest experiences to approximately 60 million members. Our Hilton Honors members represented approximately 56 percent of our system-wide occupancy and contributed hotel-level revenues to us and our hotel owners of over $17 billion during the year ended December 31, 2016. Affiliation with our loyalty programs encourages members to allocate more of their travel spending to our hotels. The percentage of travel spending we capture from loyalty members increases as they move up the tiers of our program. The program is funded by contributions from eligible revenues generated by Hilton Honors members and collected by us from hotels in our system. These funds are applied to reimburse hotels and partners for Hilton Honors points redemptions and to pay for program administrative expenses and marketing initiatives that support the program.

Our Business

During the year ended December, 31 2016, we operated our business across three segments: (i) ownership; (ii) management and franchise; and (iii) timeshare. For more information regarding our segments, see "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 23: "Business Segments" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As of December 31, 2016, our system included the following properties and rooms, by type, brand and region:

	Owned / Leased(1)		Managed		Franchised		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
Waldorf Astoria Hotels & Resorts
U.S.	4	1,174	9	5,403	—	—	13	6,577
Americas (excluding U.S.)	—	—	1	142	1	984	2	1,126
Europe	2	463	4	898	—	—	6	1,361
Middle East and Africa	—	—	3	703	—	—	3	703
Asia Pacific	—	—	2	436	—	—	2	436
Conrad Hotels & Resorts
U.S.	—	—	4	1,316	—	—	4	1,316
Americas (excluding U.S.)	—	—	—	—	1	294	1	294
Europe	1	192	2	707	1	256	4	1,155
Middle East and Africa	1	614	3	1,079	—	—	4	1,693
Asia Pacific	—	—	14	4,320	2	776	16	5,096
Canopy by Hilton
Europe	—	—	—	—	1	112	1	112
Hilton Hotels & Resorts
U.S.	25	23,089	37	23,895	179	54,032	241	101,016
Americas (excluding U.S.)	3	1,668	22	7,432	18	5,810	43	14,910
Europe	68	17,695	44	14,912	31	8,510	143	41,117
Middle East and Africa	6	2,279	45	13,968	1	411	52	16,658
Asia Pacific	7	3,403	77	28,832	7	2,826	91	35,061
Curio - A Collection by Hilton
U.S.	1	224	1	1,000	22	4,921	24	6,145
Americas (excluding U.S.)	—	—	—	—	4	585	4	585
Europe	—	—	—	—	2	311	2	311
Middle East and Africa	—	—	1	201	—	—	1	201
DoubleTree by Hilton
U.S.	10	4,093	27	8,140	289	68,840	326	81,073
Americas (excluding U.S.)	—	—	5	1,035	17	3,365	22	4,400
Europe	—	—	12	3,348	74	12,512	86	15,860
Middle East and Africa	—	—	9	2,114	4	488	13	2,602
Asia Pacific	—	—	45	12,799	2	965	47	13,764
Embassy Suites by Hilton
U.S.	10	2,402	33	8,935	181	41,296	224	52,633
Americas (excluding U.S.)	—	—	3	634	5	1,322	8	1,956
Hilton Garden Inn
U.S.	2	290	4	430	598	82,497	604	83,217
Americas (excluding U.S.)	—	—	8	1,071	31	4,954	39	6,025
Europe	—	—	20	3,578	32	5,270	52	8,848
Middle East and Africa	—	—	6	1,334	—	—	6	1,334
Asia Pacific	—	—	16	3,362	—	—	16	3,362
Hampton by Hilton
U.S.	1	130	49	5,992	2,017	196,579	2,067	202,701
Americas (excluding U.S.)	—	—	11	1,420	86	10,210	97	11,630
Europe	—	—	13	2,090	35	5,108	48	7,198
Asia Pacific	—	—	—	—	9	1,585	9	1,585
Homewood Suites by Hilton
U.S.	—	—	25	2,687	375	42,377	400	45,064
Americas (excluding U.S.)	—	—	2	219	16	1,821	18	2,040
Home2 Suites by Hilton
U.S.	—	—	—	—	126	13,032	126	13,032
Americas (excluding U.S.)	—	—	—	—	3	317	3	317
Other	—	—	2	888	5	1,038	7	1,926
Lodging	141	57,716	559	165,320	4,175	573,404	4,875	796,440
Hilton Grand Vacations	—	—	47	7,657	—	—	47	7,657
Total	141	57,716	606	172,977	4,175	573,404	4,922	804,097
____________

(1)
Includes properties owned or leased by entities in which we own a noncontrolling interest. Also includes 67 owned and leased hotels that were owned by Park effective January 3, 2017 as a result of the completion of the spin-offs.

Ownership

As of December 31, 2016, we were one of the largest hotel owners in the world based upon the number of rooms at our owned, leased and joint venture hotels. Our diverse global portfolio of owned and leased properties included a number of leading hotels in major gateway cities such as New York City, London, San Francisco, Chicago, São Paolo and Tokyo. The portfolio included iconic hotels with significant underlying real estate value, including the Hilton New York, Hilton Hawaiian Village and the London Hilton on Park Lane. Real estate investment was a critical component of the growth of our business in our early years. Our real estate holdings grew over time through new construction, purchases or leases of hotels, investments in joint ventures and the acquisition of other hotel companies. In recent years, we expanded our hotel system less through real estate investment and more by increasing the number of management and franchise agreements we have with third-party hotel owners. As noted in the "Overview" section, on January 3, 2017, we completed the spin-off of a portfolio of 67 of our owned and leased hotels and resorts to Park in continuation of this strategy. These hotels will continue to be a part of the Hilton system as managed and franchised properties pursuant to management and franchise agreements entered into in connection with the spin-offs.

As a hotel owner, we focused on maximizing the cost efficiency and profitability of the portfolio by, among other things, implementing new labor management practices and systems and reducing fixed costs. Through our disciplined approach to asset management, we developed and executed on strategic plans for each of our hotels to enhance the market position of each property and, at many of our hotels, we renovated guest rooms and public spaces and added or enhanced meeting and retail space to improve profitability. At certain of our hotels, we activated options for the adaptive reuse of all or a portion of the property to residential, retail or timeshare in order to deploy our real estate to its highest and best use.

Management and Franchise

Through our management and franchise segment, we manage hotels and timeshare properties and license our brands to franchisees. This segment generates its revenue primarily from fees charged to hotel owners and to homeowners’ associations at timeshare properties. We grow our management and franchise business by attracting owners to become a part of our system and participate in our brands and commercial services to support their hotel properties. These contracts require little or no capital investment to initiate on our part, and provide significant return on investment for us as fees are earned.

Hotel and Timeshare Management

Our core management services consist of operating hotels under management agreements for the benefit of third parties, who either own or lease the hotels and the associated personal property. Terms of our management agreements vary, but our fees generally consist of a base management fee based on a percentage of the hotel’s gross revenue, and we also may earn an incentive fee based on gross operating profits, cash flow or a combination thereof. In general, the owner pays all operating and other expenses and reimburses our out-of-pocket expenses. In turn, our managerial discretion typically is subject to approval by the owner in certain major areas, including the approval of annual operating and capital expenditure budgets. Additionally, the owners generally pay a monthly fee based on a percentage of the total gross room revenue that covers the costs of advertising and marketing programs; internet, technology and reservation systems expenses; and quality assurance program costs. Owners are also responsible for various other fees and charges, including payments for participation in our Hilton Honors reward program, training, consultation and procurement of certain goods and services. As of December 31, 2016, we managed 559 hotels with 165,320 rooms, excluding our owned and leased hotels and timeshare properties.

The initial terms of our management agreements for full service hotels typically are 20 to 30 years. In certain cases, where we have entered into a franchise agreement, as well as a management agreement, we classify these hotels as managed hotels in our portfolio. Extension options for our management agreements are negotiated and vary, but typically are more prevalent in full service hotels. Typically, these agreements contain one or two extension options that are either for 5 or 10 years and can be exercised at our or the other party’s option or by mutual agreement. In the case of our management agreements with Park, assuming we exercise all renewal periods, the total term of the management agreements will range from 30 to 70 years.

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

In addition to the third-party owned hotels we manage, as of December 31, 2016, we provided management services for 47 timeshare properties owned by homeowners' associations and 141 owned, leased and joint venture hotels from which we recognized management fee revenues. Revenues from our owned and leased hotels are eliminated in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Following the spin-off of HGV, we no longer provide management services to the timeshare properties.

Franchising

We franchise our brand names, trade and service marks and operating systems to hotel owners under franchise agreements. We do not directly participate in the day-to-day management or operation of franchised hotels and do not employ the individuals working at these locations. We conduct periodic inspections to ensure that brand standards are maintained. We approve the location for new construction of franchised hotels, as well as certain aspects of development. In some cases, we provide franchisees with product improvement plans that must be completed in accordance with brand standards to remain in our hotel system. As of December 31, 2016, we franchised 4,175 hotels with 573,404 rooms.

Each franchisee pays us a franchise application fee. Franchisees also pay a royalty fee, generally based on a percentage of the hotel’s total gross room revenue (and a percentage of food and beverage revenue in some brands), as well as a monthly program fee based on a percentage of the total gross room revenue that covers the costs of advertising and marketing programs; internet, technology and reservation systems expenses; and quality assurance program costs. Franchisees also are responsible for various other fees and charges, including payments for participation in our Hilton Honors reward program, training, consultation and procurement of certain goods and services.

Our franchise agreements for new construction and our franchise agreements with Park typically have initial terms of approximately 20 years and properties that are converted from other brands have initial terms of approximately 10 to 20 years. At the expiration of the initial term, we may have a contractual right or obligation to relicense the hotel to the franchisee, at our or the hotel owner’s option or by mutual agreement, for an additional term ranging from 10 to 15 years. Our franchise agreements with Park cannot be extended without our consent. We have the right to terminate a franchise agreement upon specified events of default, including nonpayment of fees or noncompliance with brand standards. If a franchise agreement is terminated by us because of a franchisee’s default, the franchisee is contractually required to pay us liquidated damages.

Timeshare

HGV, our previously owned timeshare segment, generates revenue from three primary sources:

•
Timeshare Sales—HGV markets and sells timeshare interests previously owned by Hilton and third parties. HGV also sources timeshare intervals through sales and marketing agreements with third-party developers. This allows HGV to sell timeshare intervals on behalf of third-party developers using the Hilton Grand Vacations brand in exchange for sales, marketing and branding fees on interval sales, and to earn fees from resort operations and the servicing of consumer loans while deploying little up-front capital related to the construction of the property.

•
Resort Operations—HGV manages the HGV Club, receiving enrollment fees, annual dues and transaction fees from member exchanges for other vacation products. HGV generates rental revenue from unit rentals of unsold inventory and inventory made available due to ownership exchanges under the HGV Club program. HGV also earns revenue from retail and spa outlets at our timeshare properties.

•
Financing—HGV provides consumer financing, which includes interest income generated from the origination of consumer loans to customers to finance their purchase of timeshare intervals and revenue from servicing the loans.

HGV's primary product is the marketing and selling of fee simple timeshare interests deeded in perpetuity, developed either by us or by third parties. This ownership interest is an interest in real estate equivalent to annual usage rights, generally for one week, at the timeshare resort where the timeshare interval was purchased. Each purchaser is automatically enrolled in the HGV Club, giving the purchaser an annual allotment of club points that allow the purchaser to exchange his or her annual usage rights for a number of options, including: a priority reservation period to stay at his or her home resort where his or her timeshare interval is deeded, stays at any resort in the HGV system, reservations for experiential travel such as cruises, conversion to Hilton Honors points for stays at our hotels and other options, including stays at more than 4,300 resorts included in the RCI timeshare vacation exchange network. In addition, HGV operates the Hilton Club, which operates for owners of timeshare intervals at the Hilton New York, but whose members also enjoy exchange benefits with the HGV Club. As of December 31, 2016, HGV managed a global system of 47 resorts and the HGV Club and the Hilton Club had nearly 270,000 members in total. As noted in the "Overview" section, on January 3, 2017, we completed the spin-off of our timeshare business, and these timeshare properties will remain in Hilton's system as franchised properties pursuant to a license agreement with HGV.

Competition

We encounter active and robust competition as a hotel, residential, resort and timeshare manager, franchisor, owner and developer. Competition in the hotel and lodging industry generally is based on the attractiveness of the facility, location, level of service, quality of accommodations, amenities, food and beverage options and outlets, public and meeting spaces and other guest services, consistency of service, room rate, brand reputation and the ability to earn and redeem loyalty program points through a global system. Our properties and brands compete with other hotels, resorts, motels and inns in their respective geographic markets or customer segments, including facilities owned by local interests, individuals, national and international chains, institutions, investment and pension funds and real estate investment trusts ("REITs"). We believe that our position as a multi-branded manager, franchisor, owner and operator of hotels with an associated system-wide customer loyalty platform makes us one of the largest and most geographically diverse lodging companies in the world.

Our principal competitors include other branded and independent hotel operating companies, national and international hotel brands and ownership companies, including hotel REITs. While local and independent brand competitors vary, on a global scale our primary competitors are firms such as Accor S.A., Carlson Rezidor Group, Hongkong and Shanghai Hotels, Hyatt Hotels Corporation, Intercontinental Hotel Group, Marriott International, Mövenpick Hotels and Resorts and Wyndham Worldwide Corporation.

Seasonality

The hospitality industry is seasonal in nature. The periods during which our lodging properties experience higher revenues vary from property to property, depending principally upon location and the customer-base served. We generally expect our revenues to be lower in the first quarter of each year than in each of the three subsequent quarters.

Cyclicality

The hospitality industry is cyclical and demand generally follows, on a lagged basis, key macroeconomic indicators. There is a history of increases and decreases in demand for hotel rooms, in occupancy levels and in room rates realized by owners of hotels through economic cycles. The combination of changes in economic conditions and in the supply of hotel rooms can result in significant volatility in results for owners and managers of hotel properties. The costs of running a hotel tend to be more fixed than variable. As a result, in a negative economic environment the rate of decline in earnings can be higher than the rate of decline in revenues. The vacation ownership business also is cyclical as the demand for vacation ownership units is affected by the availability and cost of financing for purchases of vacation ownership units, as well as general economic conditions and the relative health of the housing market.

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

Finally, as an international owner, operator and franchisor of hospitality properties in 104 countries and territories, we also are subject to the local laws and regulations in each country in which we operate, including employment laws and practices, privacy laws and tax laws, which may provide for tax rates that exceed those of the U.S. and which may provide that our foreign earnings are subject to withholding requirements or other restrictions, unexpected changes in regulatory requirements or monetary policy and other potentially adverse tax consequences.

In addition, our business operations in countries outside the U.S. are subject to a number of laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act ("FCPA"), as well as trade sanctions administered by the Office of Foreign Assets Control ("OFAC"). The FCPA is intended to prohibit bribery of foreign officials and requires us to keep books and records that accurately and fairly reflect our transactions. OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. In addition, some of our operations may be subject to additional laws and regulations of non-U.S. jurisdictions, including the U.K.’s Bribery Act 2010, which contains significant prohibitions on bribery and other corrupt business activities, and other local anti-corruption laws in the countries and territories in which we conduct operations.

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

Insurance

U.S. hotels that we manage are permitted to participate in certain of our insurance programs by mutual agreement with our hotel owners. If not participating in our programs, hotel owners must purchase insurance programs consistent with our requirements. U.S. franchised hotels are not permitted to participate in our insurance programs but rather must purchase insurance programs consistent with our requirements. Non-U.S. managed and franchised hotels are required to participate in certain of our insurance programs. In addition, our management and franchise agreements typically include provisions requiring the owner of the hotel property to indemnify us against losses arising from the design, development and operation of hotels owned by such third parties.

Most of our insurance policies are written with self-insured retentions or deductibles that are common in the insurance market for similar risks and we believe such risks are prudent for us to assume. Our third-party insurance policies provide coverage for claim amounts that exceed our self-insurance retentions or deductible obligations. We maintain insurance coverage for general liability, property including business interruption, terrorism, workers’ compensation and other risks with respect to our business for all of our owned and leased hotels. In addition, through our captive insurance subsidiary, we participate in a reinsurance arrangement that provides coverage for a certain portion of our deductibles. In general, our insurance provides coverage related to any claims or losses arising out of the design, development and operation of our hotels.

Corporate Responsibility

The success of our business is linked to the success of communities in which our hotels operate - from the local owners who partner with us to build hotels, to the local talent that operate the hotels, to the local economies and businesses our hotels support through sourcing products serving guests.

Travel with Purpose, our corporate responsibility strategy, is a holistic approach that leverages our global footprint and scale coupled with local insights and partnerships to address global and local challenges. Creating shared value for hotel employees, guests, owners, communities and overall business is a strategic priority we strive to achieve by focusing on advancing three priority, material issue areas:

•
Creating opportunities - Youth Opportunity, Great Place to Work, Intrapreneurship: we have a passion, and a responsibility to invest in current and future employees. We open doors that help individuals build meaningful job and life skills through the hospitality industry.

•
Strengthening communities - Skills-based Volunteering, Human Rights, Disaster Support: we encourage and enable our employees to deliver hospitality to our communities. We are committed to having a positive economic and social impact on the millions of communities and lives we touch.

•
Preserving environment - Energy, Carbon, Water, Waste, Responsible Sourcing: as environmental stewards for the wellbeing of people and ecosystems in our communities, we protect the environment through efficient and responsible operations and sourcing.

LightStay, our proprietary corporate responsibility performance measurement platform, is a global brand standard that allows us to manage the impact of our hotels on the environment and global community through the measurement, analysis and improvement of our use of natural resources, opportunities created and community service.

History

Hilton Worldwide Holdings Inc. was incorporated in Delaware in March 2010. In 1919, our founder Conrad Hilton purchased his first hotel in Cisco, Texas. Through our predecessors, we commenced corporate operations in 1946.

Employees

As of December 31, 2016, more than 169,000 people were employed at our managed, owned, leased and timeshare properties and corporate locations.

As of December 31, 2016, approximately 30 percent of our employees globally (or 30 percent of our employees in the U.S.) were covered by various collective bargaining agreements generally addressing pay rates, working hours, other terms and conditions of employment, certain employee benefits and orderly settlement of labor disputes.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC's website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.hiltonworldwide.com as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any filed document at the SEC's public reference room in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about public reference rooms.

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

Our business is subject to a number of business, financial and operating risks inherent to the hospitality industry, including:

•	significant competition from multiple hospitality providers in all parts of the world;

•	changes in operating costs, including energy, food, employee compensation and benefits and insurance;

•	increases in costs due to inflation or other factors that may not be fully offset by price and fee increases in our business;

•	changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•	the costs and administrative burdens associated with complying with applicable laws and regulations;

•	the costs or desirability of complying with local practices and customs;

•	significant increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

•	shortages of labor or labor disruptions;

•	the ability of third-party internet and other travel intermediaries to attract and retain customers;

•	the availability and cost of capital necessary for us and third-party hotel owners to fund investments, capital expenditures and service debt obligations;

•	delays in or cancellations of planned or future development or refurbishment projects;

•	the quality of services provided by franchisees;

•	the financial condition of third-party property owners, developers and joint venture partners;

•	relationships with third-party property owners, developers and joint venture partners, including the risk that owners may terminate our management, franchise or joint venture agreements;

•	cyclical over-building in the hotel industry;

•	changes in desirability of geographic regions of the hotels in our business, geographic concentration of our operations and customers and shortages of desirable locations for development;

•	changes in the supply and demand for hotel services, including rooms, food and beverage and other products and services; and

•	decreases in the frequency of business travel that may result from alternatives to in-person meetings, including virtual meetings hosted online or over private teleconferencing networks.

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

Macroeconomic and other factors beyond our control can reduce demand for hospitality products and services, including demand for rooms at our hotels. These factors include, but are not limited to:

•
changes in general economic conditions, including low consumer confidence, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy;

•	governmental action and uncertainty resulting from U.S. and global political trends, including potential barriers to travel, trade and immigration;

•	war, political conditions or civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•	decreased corporate or government travel-related budgets and spending, as well as cancellations, deferrals or renegotiations of group business such as industry conventions;

•	statements, actions, or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities;

•	the financial and general business condition of the airline, automotive and other transportation-related industries and its effect on travel, including decreased airline capacity and routes;

•
conditions that negatively shape public perception of travel, including travel-related accidents and outbreaks of pandemic or contagious diseases, such as Ebola, Zika, avian flu, severe acute respiratory syndrome (SARS) and H1N1 (swine flu);

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

Consumer demand for our services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Decreased global or regional demand for hospitality products and services can be especially pronounced during periods of economic contraction or low levels of economic growth, and the recovery period in our industry may lag overall economic improvement. Declines in demand for our products and services due to general economic conditions could negatively affect our business by limiting the amount of fee revenues we are able to generate from our managed and franchised properties and decreasing the revenues and profitability of our owned and leased properties. In addition, many of the expenses associated with our business, including personnel costs, interest, rent, property taxes, insurance and utilities, are relatively fixed. During a period of overall economic weakness, if we are unable to meaningfully decrease these costs as demand for our hotels decreases, our business operations and financial performance may be adversely affected.

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

The segments of the hospitality industry in which we operate are subject to intense competition. Our principal competitors are other operators of luxury, full service and focused service hotels, including other major hospitality chains with well-established and recognized brands. We also compete against smaller hotel chains, independent and local hotel owners and operators, home and apartment sharing services and timeshare operators. If we are unable to compete successfully, our revenues or profits may decline.

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

Changes in ownership or management practices, the occurrence of accidents or injuries, natural disasters, crime, individual guest notoriety or similar events at our hotels and resorts can harm our reputation, create adverse publicity and cause a loss of consumer confidence in our business. Because of the global nature of our brands and the broad expanse of our business and hotel locations, events occurring in one location could negatively affect the reputation and operations of otherwise successful individual locations. In addition, the expansion of social media has compounded the potential scope of negative publicity. We also could face legal claims related to negative events, along with resulting adverse publicity. A perceived decline in the quality of our brands or damage to our reputation could adversely affect our business, financial condition or results of operations.

Our business is subject to risks related to doing business with third-party property owners that could adversely affect our reputation, operational results or prospects for growth.

Unless we maintain good relationships with third-party hotel owners and renew or enter into new management and franchise agreements, we may be unable to expand our presence and our business, financial condition and results of operations may suffer.

Our business depends on our ability to establish and maintain long-term, positive relationships with third-party property owners and our ability to enter into new and renew management and franchise agreements. Although our management and franchise contracts are typically long-term arrangements, hotel owners may be able to terminate the agreements under certain circumstances, including the failure to meet specified financial or performance criteria. Our ability to meet these financial and performance criteria is subject to, among other things, risks common to the overall hotel industry, including factors outside of our control. In addition, negative management and franchise pricing trends could adversely affect our ability to negotiate with hotel owners. If we fail to maintain and renew existing management and franchise agreements or enter into new agreements on favorable terms, we may be unable to expand our presence and our business, and our financial condition and results of operations may suffer.

Our business is subject to real estate investment risks for third-party owners that could adversely affect our operational results and our prospects for growth.

Growth of our business is affected, and may potentially be limited, by factors influencing real estate development generally, including site availability, financing, planning, zoning and other local approvals. In addition, market factors such as projected room occupancy, changes in growth in demand compared to projected supply, geographic area restrictions in management and franchise agreements, costs of construction and anticipated room rate structure, if not managed effectively by our third-party owners could adversely affect the growth of our management and franchise business.

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

If our third-party property owners fail to make investments necessary to maintain or improve their properties, guest preference for Hilton brands and reputation and performance results could suffer.

Substantially all of our management and franchise agreements, as well as our license agreement with HGV, require third-party property owners to comply with quality and reputation standards of our brands, which include requirements related to the physical condition, safety standards and appearance of the properties as well as the service levels provided by hotel employees. These standards may evolve with customer preference, or we may introduce new requirements over time. If our property owners fail to make investments necessary to maintain or improve the properties in accordance with our standards, guest preference for our brands could diminish. In addition, if third-party property owners fail to observe standards or meet their contractual requirements, we may elect to exercise our termination rights, which would eliminate revenues from these properties and cause us to incur expenses related to terminating these contracts. We may be unable to find suitable or offsetting replacements for any terminated relationships.

Contractual and other disagreements with third-party property owners could make us liable to them or result in litigation costs or other expenses.

Our management and franchise agreements require us and our hotel owners to comply with operational and performance conditions that are subject to interpretation and could result in disagreements. Any dispute with a property owner could be very expensive for us, even if the outcome is ultimately in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with any third party. Furthermore, specific to our industry, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties, which means that property owners may assert the right to terminate agreements even where the agreements do not expressly provide for termination. Our fees from any terminated property would be eliminated, and accordingly may negatively affect our results of operations.

Some of our existing development pipeline may not be developed into new hotels, which could materially adversely affect our growth prospects.

As of December 31, 2016, we had a total of 1,968 hotels in our development pipeline, which we define as hotels under construction or approved for development under one of our brands. The commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, the owner's or developer's ability to obtain adequate financing and obtaining governmental or regulatory approvals. As a result, not every hotel in our development pipeline may develop into a new hotel that enters our system.

New hotel brands or non-hotel branded concepts that we launch in the future may not be as successful as we anticipate, which could have a material adverse effect on our business, financial condition or results of operations.

We launched a new upscale brand, Tapestry Collection by Hilton, in January 2017 and a new midscale brand, Tru by Hilton, in January 2016. We introduced a new brand, Canopy by Hilton, in October 2014, opened our first Curio - A Collection by Hilton hotel in August 2014 and opened our first Home2 Suites by Hilton hotel in 2011. We may continue to build our portfolio by launching new hotel and non-hotel brands in the future. In addition, the Hilton Garden Inn, DoubleTree by Hilton and Hampton by Hilton brands have been expanding into new jurisdictions outside the United States in recent years. We may continue to expand existing brands into new international markets. New hotel products or concepts or brand expansions may not be accepted by hotel owners, franchisees or customers and we cannot guarantee the level of acceptance any new brand will have in the development and consumer marketplaces.  If new branded hotel products, non-hotel branded concepts or brand expansions are not as successful as we anticipate, we may not recover the costs we incurred in their development or expansion, which could have a material adverse effect on our business, financial condition or results of operations.

The risks resulting from investments in owned and leased real estate could increase our costs, reduce our profits and limit our ability to respond to market conditions.

Although we recently completed the spin-off of Park, we still own or lease real property, which subjects us to various risks that may not be applicable to managed or franchised properties, including:

•	governmental regulations relating to real estate ownership or operations, including tax, environmental, zoning and eminent domain laws;

•

•	loss in value of real estate due to changes in market conditions or the area in which real estate is located;

•	increased potential civil liability for accidents or other occurrences on owned or leased properties;

•
the ongoing need for owner-funded capital improvements and expenditures to maintain or upgrade properties and to deliver properties back to landlords in a particular state of repair and condition at the end of a lease term;

•	periodic total or partial closures due to renovations and facility improvements;

•	risks associated with any mortgage debt, including the possibility of default, fluctuating interest rate levels and uncertainties in the availability of replacement financing;

•	fluctuations in real estate values or potential impairments in the value of our assets;

•	contingent liabilities that exist after we have exited a property;

•	costs linked to the employment and management of staff to run and operate an owned or leased property; and

•	the relative illiquidity of real estate compared to some other assets.

The negative effect on profitability and cash flow from declines in revenues is more pronounced in owned or leased properties because we, as the owner or lessee, bear the risk of their high fixed-cost structure. Further, during times of economic distress, declining demand and declining earnings often result in declining asset values, and we may not be able to sell properties on favorable terms or at all. Accordingly, we may not be able to adjust our owned and leased property portfolio promptly in response to changes in economic or other conditions.

Our efforts to develop, redevelop or renovate our owned and leased properties could be delayed or become more expensive.

Certain of our owned and leased properties were constructed many years ago. The condition of aging properties could negatively affect our ability to attract guests or result in higher operating and capital costs, either of which could reduce revenues or profits from these properties. There can be no assurance that our planned replacements and repairs will occur, or even if completed, will result in improved performance. In addition, these efforts are subject to a number of risks, including:

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

In most cases, we are minority participants and do not control the decisions of the joint ventures in which we are involved. Therefore, joint venture investments may involve risks such as the possibility that a co-venturer in an investment might become bankrupt, be unable to meet its capital contribution obligations, have economic or business interests or goals that are inconsistent with our business interests or goals or take actions that are contrary to our instructions or to applicable laws and regulations. In addition, we may be unable to take action without the approval of our joint venture partners, or our joint venture partners could take actions binding on the joint venture without our consent. Consequently, actions by a co-venturer or other third party could expose us to claims for damages, financial penalties and reputational harm, any of which could adversely affect our business and operations. In addition, we may agree to guarantee indebtedness incurred by a joint venture or co-venturer or provide standard indemnifications to lenders for loss liability or damage occurring as a result of our actions or actions of the joint venture or other co-venturers. Such a guarantee or indemnity may be on a joint and several basis with a co-venturer, in which case we may be liable in the event that our co-venturer defaults on its guarantee obligation. The non-

performance of a co-venturer's obligations may cause losses to us in excess of the capital we initially may have invested or committed.

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

We depend heavily upon our information technology systems in the conduct of our business. We own and license or otherwise contract for sophisticated technology and systems for property management, procurement, reservations and the operation of the Hilton Honors customer loyalty program. Such systems are subject to, among other things, damage or interruption from power outages, computer and telecommunications failures, computer viruses and natural and man-made disasters. Although we have a cold disaster recovery site in a separate location to back up our core reservation, distribution and financial systems, substantially all of our data center operations are currently located in a single facility. Although we are migrating portions of our operations to cloud-based providers, any loss or damage to our primary facility could result in operational disruption and data loss as we transfer production operations to our disaster recovery site. Damage or interruption to our information systems may require a significant investment to update, remediate or replace with alternate systems, and we may suffer interruptions in our operations as a result. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our systems, including those that may result from our failure to adequately develop, implement and maintain a robust disaster recovery plan and backup systems could severely affect our ability to conduct normal business operations and, as a result, have a material adverse effect on our business operations and financial performance.

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

We also may divest certain properties or assets, and any such divestments may yield lower than expected returns or otherwise fail to achieve the benefits we expect. In some circumstances, sales of properties or other assets may result in losses. Upon sales of properties or assets, we may become subject to contractual indemnity obligations, incur material tax liabilities or, as a result of required debt repayment, face a shortage of liquidity. Finally, any acquisitions, investments or dispositions could demand significant attention from management that would otherwise be available for business operations, which could harm our business.

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

We rely on a variety of direct marketing techniques, including telemarketing, email and social media marketing and postal mailings, and we are subject to various laws and regulations in the U.S. and internationally that govern marketing and advertising practices. Any further restrictions in laws and court or agency interpretation of such laws, such as the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, CAN-SPAM Act of 2003, and various U.S. state laws, new laws, or international data protection laws, such as the EU General Data Protection Regulation, that govern these activities could adversely affect current or planned marketing activities and cause us to change our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could affect our ability to maintain relationships with our customers and acquire new customers. We also obtain access to names of potential customers from travel service providers or other companies and we market to some individuals on these lists directly or through other companies’ marketing materials. If access to these lists were prohibited or otherwise restricted, our ability to develop new customers and introduce them to products could be impaired.

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

The cessation, reduction or taxation of program benefits of our Hilton Honors loyalty program could adversely affect the Hilton brands and guest loyalty.

We manage the Hilton Honors guest loyalty and rewards program for the Hilton brands. Program members accumulate points based on eligible stays and hotel charges and redeem the points for a range of benefits including free rooms and other items of value. The program is an important aspect of our business and of the affiliation value for hotel owners under management and franchise agreements. System hotels (including, without limitation, third-party hotels under management and franchise arrangements) contribute a percentage of the guest’s charges to the program for each stay of a program member. In addition to the accumulation of points for future hotels stays at our brands, Hilton Honors arranges with third-party service providers, such as airlines and rail companies, to exchange monetary value represented by points for program awards. Currently, the program benefits are not taxed as income to members. If the program awards and benefits are materially altered, curtailed or taxed such that a material number of Hilton Honors members choose to no longer participate in the program, this could adversely affect our business.

Because we derive a portion of our revenues from operations outside the United States, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.

We currently manage, franchise, own or lease hotels and resorts in 104 countries and territories around the world. Our operations outside the United States represented approximately 20 percent and 22 percent of our revenues for the years ended December 31, 2016 and 2015, respectively. We expect that revenues from our international operations will continue to account for an increasing portion of our total revenues. As a result, we are subject to the risks of doing business outside the United States, including:

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

•
instability or changes in a country's or region's economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts or any other change resulting from the United Kingdom's June 2016 vote to leave the European Union (commonly known as "Brexit");

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

Our business operations in countries outside the U.S. are subject to a number of laws and regulations, including restrictions imposed by the FCPA, as well as trade sanctions administered by the OFAC. The FCPA is intended to prohibit bribery of foreign officials and requires us to keep books and records that accurately and fairly reflect our transactions. OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. Although we have policies in place designed to comply with applicable sanctions, rules and regulations, it is possible that hotels we manage or own in the countries and territories in which we operate may provide services to or receive funds from persons subject to sanctions. Where we have identified potential violations in the past, we have taken appropriate remedial action including filing voluntary disclosures to OFAC. In addition, some of our operations may be subject to the laws and regulations of non-U.S. jurisdictions, including the U.K.’s Bribery Act 2010, which contains significant prohibitions on bribery and other corrupt business activities, and other local anti-corruption laws in the countries and territories in which we conduct operations.

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

Under ITRSHRA, we are required to report if we or any of our "affiliates" knowingly engaged in certain specified activities during a period covered by one of our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q. We have engaged in, and may in the future engage in, activities that would require disclosure pursuant to Section 219 of ITRSHRA. In addition, because the SEC defines the term "affiliate" broadly, we may be deemed to be a controlled affiliate of Blackstone or Blackstone's affiliates or, following Blackstone's proposed sale of our common stock to HNA Tourism Group Co., Ltd. (“HNA”), HNA and HNA's affiliates. Other affiliates of Blackstone or HNA have in the past or may in the future be required to make disclosures pursuant to ITRSHRA, including the activities discussed in the disclosures included on Exhibit 99.1 to this Annual Report on Form 10-K, which disclosures are hereby incorporated by reference herein. Disclosure of such activities and any sanctions imposed on us or our affiliates as a result of these activities could harm our reputation and brands and have a negative effect on our results of operations.

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

Our success depends in large part on our ability to attract, retain, train, manage and engage employees. We employ or manage more than 169,000 individuals at our managed, owned and leased hotels and corporate offices around the world. If we are unable to attract, retain, train, manage and engage skilled individuals, our ability to manage and staff the managed, owned and leased hotels could be impaired, which could reduce customer satisfaction. In addition, the inability of our franchisees to attract, retain, train, manage and engage skilled employees for the franchised hotels could adversely affect the reputation of our brands. Staffing shortages in various parts of the world also could hinder our ability to grow and expand our businesses. Because payroll costs are a major component of the operating expenses at our hotels and our franchised hotels, a shortage of skilled labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations. Additionally, increase in minimum wage rates could increase costs and reduce profits for us and our franchisees.

Any failure to protect our trademarks and other intellectual property could reduce the value of the Hilton brands and harm our business.

The recognition and reputation of our brands are important to our success. We have over 5,700 trademark registrations in jurisdictions around the world for use in connection with our services, plus at any given time, a number of pending applications for trademarks and other intellectual property. However, those trademark or other intellectual property registrations may not be granted or the steps we take to use, control or protect our trademarks or other intellectual property in the U.S. and other jurisdictions may not always be adequate to prevent third parties from copying or using the trademarks or other intellectual property without authorization. We may also fail to obtain and maintain trademark protection for all of our brands in all jurisdictions. For example, in certain jurisdictions, third parties have registered or otherwise have the right to use certain trademarks that are the same as or similar to our trademarks, which could prevent us from registering trademarks and opening hotels in that jurisdiction. Third parties may also challenge our rights to certain trademarks or oppose our trademark applications. Defending against any such proceedings may be costly, and if unsuccessful, could result in the loss of important intellectual property rights. Obtaining and maintaining trademark protection for multiple brands in multiple jurisdictions is also expensive, and we may therefore elect not to apply for or to maintain certain trademarks.

Our intellectual property is also vulnerable to unauthorized copying or use in some jurisdictions outside the U.S., where local law, or lax enforcement of law, may not provide adequate protection. If our trademarks or other intellectual property are improperly used, the value and reputation of the Hilton brands could be harmed. There are times where we may need to resort to litigation to enforce our intellectual property rights. Litigation of this type could be costly, force us to divert our resources, lead to counterclaims or other claims against us or otherwise harm our business or reputation. In addition, we license certain of our trademarks to third parties. For example, we have granted HGV the right to use certain of our marks and intellectual property in its timeshare business and we grant our franchisees a right to use certain of our trademarks in connection with their operation of the applicable property. If HGV, a franchisee or other licensee fails to maintain the quality of the goods and services used in connection with the licensed trademarks, our rights to, and the value of, our trademarks could potentially be harmed. Failure to maintain, control and protect our trademarks and other intellectual property could likely adversely affect our ability to attract guests or third-party owners, and could adversely affect our results.

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

We are subject to ongoing and periodic tax audits and disputes in U.S. federal and various state, local and foreign jurisdictions. In particular, our consolidated U.S. federal income tax returns for the fiscal years ended December 31, 2006 through December 31, 2010 are under audit by the Internal Revenue Service ("IRS"), and the IRS has proposed adjustments to increase our taxable income based on several assertions involving intercompany loans, our Hilton Honors guest loyalty and reward program and our foreign-currency denominated loans issued by one of our subsidiaries. In total, the proposed adjustments sought by the IRS would result in U.S. federal tax owed of approximately $874 million, excluding interest and penalties and potential state income taxes. We disagree with the IRS’s position on each of the assertions and intend to vigorously contest them. Additionally, the IRS has notified us of its intention to examine the fiscal years ended December 31, 2011 through December 31, 2013. See Note 18: "Income Taxes" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely affecting our financial condition or results of operations.

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

Jurisdictions in which our properties containing casinos are located, including Puerto Rico and Egypt, have laws and regulations governing the conduct of casino gaming. These jurisdictions generally require that the operator of a casino must be found suitable and be registered. Once issued, a registration remains in force until revoked. The law defines the grounds for registration, as well as revocation or suspension of such registration. The loss of a gaming license for any reason would have a material adverse effect on the value of a casino property and could reduce fee income associated with such operations and consequently negatively affect our business results.

We are subject to risks from litigation filed by or against us.

Legal or governmental proceedings brought by or on behalf of franchisees, third-party owners of managed properties, employees or customers may adversely affect our financial results. In recent years, a number of hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal laws and regulations regarding workplace and employment matters, consumer protection claims and other commercial matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been and may be instituted against us from time to time, and we may incur substantial damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business. At any given time, we may be engaged in lawsuits or disputes involving third-party owners of our hotels. Similarly, we may from time to time institute legal proceedings on behalf of ourselves or others, the ultimate outcome of which could cause us to incur substantial damages and expenses, which could have a material adverse effect on our business.

Risks Related to Our Recent Spin-offs

We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-offs.

Although we believe that separating our ownership business and our timeshare business by means of the spin-offs will provide financial, operational, managerial and other benefits to us and our stockholders, the spin-offs may not provide results on the scope or scale we anticipate, and we may not realize any or all of the intended benefits. For example, if the statutory and regulatory requirements relating to REITs are not met by Park, the benefits of spinning off the ownership business may be reduced or may be unavailable to us, our stockholders and stockholders of Park. In addition, the costs we incur in connection with, or as a result of, the spin-offs may exceed our estimates or could negate some of the benefits we expect to realize. If we do not realize the intended benefits of the spin-offs or if our costs exceed our estimates, we or the businesses that were spun off could suffer a material adverse effect on our or their business, financial condition, results of operations and cash flows.

The spin-offs could result in substantial tax liability to us and our stockholders.

We received a private letter ruling from the IRS on certain issues relevant to qualification of the spin-offs as tax-free distributions under Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"). Although the private letter ruling generally is binding on the IRS, the continued validity of the private letter ruling will be based upon and subject to the accuracy of factual statements and representations made to the IRS by us. Further, the private letter ruling is limited to specified aspects of the spin-offs under Section 355 of the Code and does not represent a determination by the IRS that all of the requirements necessary to obtain tax-free treatment to holders of our common stock and to us have been satisfied. Moreover, if any statement or representation upon which the private letter ruling was based was incorrect or untrue in any material respect, or if the facts upon which the private letter ruling was based were materially different from the facts that prevailed at the time of the spin-offs, the private letter ruling could be invalidated. The opinion of tax counsel we received in connection with the spin-offs regarding the qualification of the spin-offs as tax-free distributions under Section 355 of the Code similarly relied on, among other things, the continuing validity of the private letter ruling and various assumptions and representations as to factual matters made by each of the spun-off companies and us which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or the courts will not challenge the conclusions stated in the opinion or that any such challenge would not prevail. Additionally, recently enacted legislation denies tax-free treatment to a spin-off in which either the distributing corporation or the spun-off corporation is a REIT and prevents a distributing corporation or a spun-off corporation from electing REIT status for a 10-year period following a tax-free spin-off. Under an effective date provision, the legislation does not apply to distributions described in a ruling request initially submitted to the IRS before December 7, 2015. Because our initial request for the private letter ruling was submitted before that date and because we believe the distribution has been described in that initial request, we believe the legislation does not apply to the spin-off of Park. However, no ruling was obtained on that issue and thus no assurance can be given in that regard. In particular, the IRS or a court could disagree with our view regarding the effective date provision based on any differences that exist between the description in the ruling request and the actual facts relating to the spin-offs. If the legislation applied to the spin-off of Park, either the spin-off would not qualify for tax-free treatment or Park would not be eligible to elect REIT status for a 10-year period following the spin-off.

If the spin-offs and certain related transactions were determined to be taxable, the Company would be subject to a substantial tax liability that would have a material adverse effect on our financial condition, results of operations and cash flows. In addition, if the spin-offs were taxable, each holder of our common stock who received shares of Park and HGV would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.

Park or HGV may fail to perform under various transaction agreements that we have executed as part of the spin-offs.

In connection with the spin-offs, we, Park and HGV entered into a distribution agreement and various other agreements, including a transition services agreement, a tax matters agreement, an employee matters agreement and, as to Park, management agreements, and, as to HGV, a license agreement. Certain of these agreements provide for the performance of services by each company for the benefit of the other following the spin-offs. We are relying on Park and HGV to satisfy their performance and payment obligations under these agreements. In addition, it is possible that a court would disregard the allocation agreed to between us, Park and HGV and require that we assume responsibility for certain obligations allocated to Park and to HGV, particularly if Park or HGV were to refuse or were unable to pay or perform such obligations. The impact of any of these factors is difficult to predict, but one or more of them could cause reputational harm and could have an adverse effect on our financial position, results of operations and/or cash flows.

In connection with the spin-offs, each of Park and HGV indemnified us for certain liabilities. These indemnities may not be sufficient to insure us against the full amount of the liabilities assumed by Park and HGV, and Park and HGV may be unable to satisfy their indemnification obligations to us in the future.

In connection with the spin-offs, each of Park and HGV indemnified us with respect to such parties’ assumed or retained liabilities pursuant to the distribution agreement and breaches of the distribution agreement or other agreements related to the spin-offs. There can be no assurance that the indemnities from each of Park and HGV will be sufficient to protect us against the full amount of these and other liabilities. Third parties also could seek to hold us responsible for any of the liabilities that Park and HGV have agreed to assume. Even if we ultimately succeed in recovering from Park or HGV any amounts for which we are held liable, we may be temporarily required to bear those losses ourselves. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.

If we are required to indemnify Park or HGV in connection with the spin-offs, we may need to divert cash to meet those obligations, which could negatively affect our financial results.

Pursuant to the distribution agreement entered into in connection with the spin-offs and certain other agreements among Park and HGV and us, we agreed to indemnify each of Park and HGV from certain liabilities. Indemnities that we may be required to provide Park and/or HGV may be significant and could negatively affect our business.

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

We have a significant amount of indebtedness. As of December 31, 2016, our total indebtedness, excluding unamortized deferred financing costs and discounts, was approximately $10.9 billion, including $696 million of timeshare debt, and our contractual debt maturities of our long-term debt and timeshare debt for the years ending December 31, 2017, 2018 and 2019, respectively, were $179 million, $110 million and $543 million. Our substantial debt and other contractual obligations could have important consequences, including:

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures or dividends to stockholders and to pursue future business opportunities;

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

The indentures that govern our senior notes and the credit agreement that governs our senior secured credit facilities impose significant operating and financial restrictions on us. These restrictions limit our ability and/or the ability of our subsidiaries to, among other things:

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

In addition, if, on the last day of any period of four consecutive quarters on or after June 30, 2014, the aggregate principal amount of revolving credit loans, swing line loans and/or letters of credit (excluding up to $50 million of letters of credit and certain other letters of credit that have been cash collateralized or back-stopped) that are issued and/or outstanding is greater than 30 percent of the revolving credit facility, the credit agreement will require us to maintain a consolidated first lien net leverage ratio not to exceed 7.0 to 1.0.

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

Our ability to make payments on our indebtedness, to fund planned capital expenditures and to pay dividends to our stockholders will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives. Finally, our ability to raise additional equity capital may be restricted by the stockholders agreement we entered into with HGV and certain entities affiliated with Blackstone that is intended to preserve the tax-free status of the spin-offs of Park and HGV.

Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above.

We may be able to incur significant additional indebtedness, including secured debt, in the future. Although the credit agreements and indentures that govern substantially all of our indebtedness contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the preceding three risk factors would increase.

Risks Related to Ownership of Our Common Stock

The interests of certain of our stockholders may conflict with ours or yours in the future.

Blackstone and its affiliates beneficially owned approximately 40.3 percent of our common stock as of December 31, 2016. HNA has agreed to acquire 25 percent of our outstanding common stock from Blackstone. Moreover, under our bylaws and the stockholders’ agreement with Blackstone, for so long as it retains specified levels of ownership of us, we have agreed to nominate to our board individuals designated by Blackstone. If Blackstone's proposed sale of our common stock to HNA closes, HNA will have specified board designation rights, as described in our Current Report on Form 8-K filed on October 24, 2016. Thus, for so long as Blackstone and HNA continue to own specified percentages of our stock, each will be able to influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, during that period of time, each of Blackstone and HNA will have influence with respect to our management, business plans and policies, including the appointment and removal of our officers. For example, for so long as Blackstone or HNA continues to own a significant percentage of our stock, Blackstone or HNA may be able to influence whether or not a change of control of our company or a change in the composition of our board of directors occurs. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

Each of Blackstone and HNA and its respective affiliates engage in a broad spectrum of activities, including investments in the hospitality industry. In the ordinary course of their business activities, each of Blackstone and HNA and their respective affiliates may engage in activities where their interests conflict with ours or those of our stockholders. For example, Blackstone owns interests in Extended Stay America, Inc., La Quinta Holdings Inc., Park Hotels & Resorts Inc. and Hilton Grand Vacations Inc., and certain other investments in the hospitality industry and may pursue ventures that compete directly or indirectly with us. HNA acquired Carlson Hotels in December 2016 and has an interest in NH Hotel Group. In addition, affiliates of Blackstone and HNA directly and indirectly own hotels that we manage or franchise, and they may in the future enter into other transactions with us, including hotel development projects, that could result in their having interests that could conflict with ours. Our amended and restated certificate of incorporation provides that none of Blackstone, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Under the Company's stockholders agreement with HNA, the Company agreed to renounce any interest or expectancy, or right to be offered an opportunity to participate in, any business opportunity or corporate opportunity presented to HNA or its affiliates. Blackstone or HNA also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may be unavailable to us. In addition, Blackstone or HNA may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their respective investments, even though such transactions might involve risks to you.

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

Pursuant to registration rights agreements, Blackstone and certain management stockholders have, and HNA will have, the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of our common stock held by them. These shares represented approximately 41.2 percent of our outstanding common stock as of

December 31, 2016. These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our stock could decline if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

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

•
these provisions prohibit stockholder action by written consent from and after the date on which Blackstone ceases to beneficially own at least 40 percent of the total voting power of all then outstanding shares of our capital stock unless such action is recommended by all directors then in office, which would be the case upon closing of the HNA transaction;

•
these provisions provide that our board of directors is expressly authorized to make, alter or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of 80 percent or more of all the outstanding shares of our capital stock entitled to vote; and

•	these provisions establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Further, as a Delaware corporation, we are subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Hotel Properties

Owned or Controlled Hotels

As of December 31, 2016, we owned a majority or controlling financial interest in the following 56 hotels, representing 28,931 rooms.

Property	Location	Rooms	Ownership
Waldorf Astoria Hotels & Resorts
Waldorf Astoria Orlando(1)	Orlando, FL, USA	498	100%
Casa Marina, A Waldorf Astoria Resort(1)	Key West, FL, USA	311	100%
The Reach, A Waldorf Astoria Resort(1)	Key West, FL, USA	150	100%
Hilton Hotels & Resorts
Hilton Hawaiian Village Waikiki Beach Resort(1)	Honolulu, HI, USA	2,860	100%
Hilton New York(1)	New York, NY, USA	1,929	100%
Hilton San Francisco Union Square(1)	San Francisco, CA, USA	1,919	100%
Hilton New Orleans Riverside(1)	New Orleans, LA, USA	1,622	100%
Hilton Chicago(1)	Chicago, IL, USA	1,544	100%
Hilton Waikoloa Village(1)	Waikoloa, HI, USA	1,243	100%
Hilton Parc 55(1)	San Francisco, CA, USA	1,024	100%
Hilton Orlando Bonnet Creek(1)	Orlando, FL, USA	1,001	100%
Hilton Chicago O'Hare Airport(1)	Chicago, IL, USA	860	100%
Hilton Orlando Lake Buena Vista(1)	Orlando, FL, USA	814	100%
Caribe Hilton(1)	San Juan, Puerto Rico	747	100%
Hilton Boston Logan Airport(1)	Boston, MA, USA	599	100%
Pointe Hilton Squaw Peak Resort(1)	Phoenix, AZ, USA	563	100%
Hilton Miami Airport(1)	Miami, FL, USA	508	100%
Hilton Atlanta Airport(1)	Atlanta, GA, USA	507	100%
Hilton São Paulo Morumbi(1)	São Paulo, Brazil	503	100%
Hilton McLean Tysons Corner(1)	McLean, VA, USA	458	100%
Hilton Seattle Airport & Conference Center(1)	Seattle, WA, USA	396	100%
Hilton Oakland Airport(1)	Oakland, CA, USA	360	100%
Hilton Paris Orly Airport	Paris, France	340	100%
Hilton Durban(1)	Durban, South Africa	327	100%
Hilton New Orleans Airport(1)	Kenner, LA, USA	317	100%
Hilton Short Hills(1)	Short Hills, NJ, USA	304	100%
Hilton Blackpool(1)	Blackpool, United Kingdom	278	100%
Hilton Rotterdam(1)	Rotterdam, Netherlands	254	100%
Hilton Chicago/Oak Brook Suites(1)	Oakbrook Terrace, IL, USA	211	100%
Hilton Belfast(1)	Belfast, United Kingdom	198	100%
Hilton London Angel Islington(1)	London, United Kingdom	188	100%
Hilton Edinburgh Grosvenor(1)	Edinburgh, United Kingdom	184	100%
Hilton Coylumbridge(1)	Coylumbridge, United Kingdom	175	100%
Hilton Bath City(1)	Bath, United Kingdom	173	100%
Hilton Odawara Resort & Spa	Odawara City, Japan	173	100%
Hilton Nuremberg(1)	Nuremberg, Germany	152	100%
Hilton Milton Keynes(1)	Milton Keynes, United Kingdom	138	100%
Hilton Belfast Templepatrick Golf & Country Club	Templepatrick, United Kingdom	129	100%
Hilton Sheffield(1)	Sheffield, United Kingdom	128	100%
Curio - A Collection by Hilton
Juniper Hotel Cupertino, Curio Collection by Hilton(1)	Cupertino, CA, USA	224	100%
DoubleTree by Hilton
DoubleTree by Hilton Washington DC – Crystal City(1)	Arlington, VA, USA	627	100%
DoubleTree by Hilton San Jose(1)	San Jose, CA, USA	505	100%
DoubleTree by Hilton Ontario Airport(1)	Ontario, CA, USA	482	67%
DoubleTree by Hilton Spokane – City Center(1)	Spokane, WA, USA	375	10%

Property	Location	Rooms	Ownership
The Fess Parker Santa Barbara Hotel – a DoubleTree by Hilton Resort(1)	Santa Barbara, CA, USA	360	50%
Embassy Suites by Hilton
Embassy Suites by Hilton Parsippany(1)	Parsippany, NJ, USA	274	100%
Embassy Suites by Hilton Kansas City Plaza(1)	Kansas City, MO, USA	266	100%
Embassy Suites by Hilton Austin Downtown Town Lake(1)	Austin, TX, USA	259	100%
Embassy Suites by Hilton Atlanta Perimeter Center(1)	Atlanta, GA, USA	241	100%
Embassy Suites by Hilton San Rafael Marin County(1)	San Rafael, CA, USA	235	100%
Embassy Suites by Hilton Kansas City Overland Park(1)	Overland Park, KS, USA	199	100%
Embassy Suites by Hilton Washington DC Georgetown(1)	Washington, D.C., USA	197	100%
Embassy Suites by Hilton Phoenix Airport(1)	Phoenix, AZ, USA	182	100%
Hilton Garden Inn
Hilton Garden Inn LAX El Segundo(1)	El Segundo, CA, USA	162	100%
Hilton Garden Inn Chicago/Oakbrook Terrace(1)	Oakbrook Terrace, IL, USA	128	100%
Hampton by Hilton
Hampton Inn & Suites Memphis – Shady Grove(1)	Memphis, TN, USA	130	100%
____________

(1)	Owned by Park effective January 3, 2017 as a result of the completion of the spin-offs.

Joint Venture Hotels

As of December 31, 2016, we had a minority or noncontrolling financial interest in and operated the following 15 properties, representing 7,531 rooms. We have a right of first refusal to purchase additional equity interests in certain of these joint ventures. We manage each of the hotels for the entity owning or leasing the hotel.

Property	Location	Rooms	Ownership
Waldorf Astoria Hotels & Resorts
Waldorf Astoria Chicago	Chicago, IL, USA	215	12%
Conrad Hotels & Resorts
Conrad Cairo	Cairo, Egypt	614	10%
Conrad Dublin(1)	Dublin, Ireland	192	48%
Hilton Hotels & Resorts
Hilton Orlando(1)	Orlando, FL, USA	1,417	20%
Hilton San Diego Bayfront(1)	San Diego, CA, USA	1,190	25%
Hilton Tokyo Bay	Urayasu-shi, Japan	819	24%
Hilton Berlin(1)	Berlin, Germany	601	40%
Capital Hilton(1)	Washington, D.C., USA	550	25%
Hilton Nagoya	Nagoya, Japan	460	24%
Hilton La Jolla Torrey Pines(1)	La Jolla, CA, USA	394	25%
Hilton Mauritius Resort & Spa	Flic-en-Flac, Mauritius	193	20%
Hilton Imperial Dubrovnik	Dubrovnik, Croatia	147	18%
DoubleTree by Hilton
DoubleTree by Hilton Las Vegas – Airport(1)	Las Vegas, NV, USA	190	50%
Embassy Suites by Hilton
Embassy Suites by Hilton Alexandria Old Town(1)	Alexandria, VA, USA	288	50%
Embassy Suites by Hilton Secaucus Meadowlands(1)	Secaucus, NJ, USA	261	50%
____________

(1)	Ownership interest in such property was transferred to Park on January 3, 2017 in connection with the spin-offs.

Leased Hotels

As of December 31, 2016, we leased the following 70 hotels, representing 21,254 rooms.

Property	Location	Rooms
Waldorf Astoria Hotels & Resorts
Rome Cavalieri, Waldorf Astoria Hotels & Resorts	Rome, Italy	370
Waldorf Astoria Amsterdam	Amsterdam, Netherlands	93
Hilton Hotels & Resorts
Hilton Tokyo(2)	(Shinjuku-ku) Tokyo, Japan	821
Ramses Hilton	Cairo, Egypt	771
Hilton London Kensington	London, United Kingdom	601
Hilton Vienna	Vienna, Austria	579
Hilton Tel Aviv	Tel Aviv, Israel	560
Hilton Osaka(2)	Osaka, Japan	527
Hilton Istanbul Bosphorus	Istanbul, Turkey	500
Hilton Salt Lake City(1)	Salt Lake City, UT, USA	499
Hilton Munich Park	Munich, Germany	484
Hilton Munich City	Munich, Germany	480
London Hilton on Park Lane	London, United Kingdom	453
Hilton Diagonal Mar Barcelona	Barcelona, Spain	433
Hilton Mainz	Mainz, Germany	431
Hilton Trinidad & Conference Centre	Port of Spain, Trinidad	418
Hilton London Heathrow Airport	London, United Kingdom	398
Hilton Izmir	Izmir, Turkey	380
Hilton Addis Ababa	Addis Ababa, Ethiopia	372
Hilton Vienna Danube Waterfront	Vienna, Austria	367
Hilton Frankfurt	Frankfurt, Germany	342
Hilton Brighton Metropole	Brighton, United Kingdom	340
Hilton Sandton	Sandton, South Africa	329
Hilton Milan	Milan, Italy	320
Hilton Brisbane	Brisbane, Australia	319
Hilton Glasgow	Glasgow, United Kingdom	319
Ankara Hilton	Ankara, Turkey	309
Adana Hilton	Adana, Turkey	308
The Waldorf Hilton, London	London, United Kingdom	298
Hilton Cologne	Cologne, Germany	296
Hilton Stockholm Slussen	Stockholm, Sweden	289
Hilton Nairobi(2)	Nairobi, Kenya	287
Hilton Madrid Airport	Madrid, Spain	284
Parmelia Hilton Perth	Parmelia Perth, Australia	284
Hilton London Canary Wharf	London, United Kingdom	282
Hilton Amsterdam	Amsterdam, Netherlands	271
Hilton Newcastle Gateshead	Newcastle Upon Tyne, United Kingdom	254
Hilton Vienna Plaza	Vienna, Austria	254
Hilton Bonn	Bonn, Germany	252
Hilton London Tower Bridge	London, United Kingdom	246
Hilton Manchester Airport	Manchester, United Kingdom	230
Hilton Bracknell	Bracknell, United Kingdom	215
Hilton Antwerp Old Town	Antwerp, Belgium	210
Hilton Reading	Reading, United Kingdom	210
Hilton Leeds City	Leeds, United Kingdom	208
Hilton Watford	Watford, United Kingdom	200
Mersin Hilton	Mersin, Turkey	186
Hilton Warwick/Stratford-upon-Avon	Warwick, United Kingdom	181
Hilton Leicester	Leicester, United Kingdom	179
Hilton Innsbruck	Innsbruck, Austria	176
Hilton Nottingham	Nottingham, United Kingdom	176
Hilton St. Anne’s Manor, Bracknell	Wokingham, United Kingdom	170

Property	Location	Rooms
Hilton London Croydon	Croydon, United Kingdom	168
Hilton London Green Park	London, United Kingdom	163
Hilton Cobham	Cobham, United Kingdom	158
Hilton Paris La Defense	Paris, France	153
Hilton East Midlands Airport	Derby, United Kingdom	152
Hilton Maidstone	Maidstone, United Kingdom	146
Hilton Avisford Park, Arundel	Arundel, United Kingdom	140
Hilton Northampton	Northampton, United Kingdom	139
Hilton London Hyde Park	London, United Kingdom	136
Hilton York	York, United Kingdom	131
Hilton Mainz City	Mainz, Germany	127
Hilton ParkSA Istanbul	Istanbul, Turkey	117
Hilton Puckrup Hall, Tewkesbury	Tewkesbury, United Kingdom	112
Hilton Glasgow Grosvenor	Glasgow, United Kingdom	97
DoubleTree by Hilton
DoubleTree by Hilton Seattle – Airport(1)	Seattle, WA, USA	850
DoubleTree by Hilton San Diego – Mission Valley(1)	San Diego, CA, USA	300
DoubleTree by Hilton Sonoma Wine Country(1)	Rohnert Park, CA, USA	245
DoubleTree by Hilton Durango(1)	Durango, CO, USA	159
____________

(1)	Leased by Park effective January 3, 2017 in connection with the spin-offs.

(2)	We own a majority or controlling financial interest, but less than a 100 percent interest, in entities that lease these properties.

Corporate Headquarters and Regional Offices

Our corporate headquarters are located at 7930 Jones Branch Drive, McLean, Virginia 22102. These offices consist of approximately 223,000 square feet of leased space. The lease for this property expires on December 31, 2023, with options to renew and increase the rentable square footage. We also have corporate offices in Watford, England (Europe), Dubai, United Arab Emirates (Middle East and Africa) and Singapore (Asia Pacific). Additionally, to support our operations, we have our Hilton Honors and other commercial services office in Addison, Texas, the Hilton Grand Vacations headquarters in Orlando, Florida and timeshare sales offices in the U.S. in Hawaii, Nevada, New York, Florida, South Carolina, Utah and Washington, D.C. and outside the U.S. in London, Scotland, Japan and South Korea.

Other non-operating real estate holdings include a centralized operations center located in Memphis, Tennessee, and our Hilton Reservations and Customer Care offices in Carrollton, Texas and Tampa, Florida.

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

Market Information and Dividends

Our common stock began trading publicly on the NYSE under the symbol "HLT" on December 12, 2013. As of December 31, 2016, there were approximately 35 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions. On January 3, 2017, we completed a 1-for-3 Reverse Stock Split of our outstanding common stock.

We declared regular quarterly cash dividends beginning in the third quarter of 2015 and expect to continue paying regular dividends on a quarterly basis. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries. The following table presents the high and low sales prices for our common stock as reported by the NYSE and the cash dividends we declared for the last two fiscal years, adjusted to reflect the Reverse Stock Split, but not the spin-offs:

			Dividends
	Stock Price		Declared per
	High	Low	Share
Fiscal Year Ended December 31, 2016
First Quarter	$68.67	$48.48	$0.21
Second Quarter	70.80	60.75	0.21
Third Quarter	73.29	66.51	0.21
Fourth Quarter	83.85	65.40	0.21

Fiscal Year Ended December 31, 2015
First Quarter	$90.18	$73.08	$—
Second Quarter	94.80	81.90	—
Third Quarter	85.56	62.79	0.21
Fourth Quarter	78.81	62.73	0.21

Performance Graph

The following graph compares the cumulative total stockholder return since December 12, 2013 with the S&P 500 Index ("S&P 500") and the S&P Hotels, Resorts & Cruise Lines Index ("S&P Hotel"). The graph assumes that the value of the investment in our common stock and each index was $100 on December 12, 2013 and that all dividends and other distributions were reinvested.

	12/12/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Hilton	$100.00	$103.49	$121.35	$99.53	$128.87
S&P 500	100.00	104.10	115.96	115.12	126.10
S&P Hotel	100.00	109.17	132.84	135.47	142.45

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.     Selected Financial Data

We derived the selected statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected statement of operations data for the years ended December 31, 2013 and 2012 and the selected balance sheet data as of December 31, 2014, 2013 and 2012 from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results expected for any future period.

The selected consolidated financial data below should be read together with the consolidated financial statements including the related notes thereto, and "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per share data)
Statement of Operations Data:
Total revenues	$11,663	$11,272	$10,502	$9,735	$9,276
Operating income	1,861	2,071	1,673	1,102	1,100
Net income	364	1,416	682	460	359
Net income attributable to Hilton stockholders	348	1,404	673	415	352

Earnings per share(1):
Basic	$1.06	$4.27	$2.05	$1.35	$1.15
Diluted	$1.05	$4.26	$2.05	$1.35	$1.15

Cash dividends declared per share	$0.84	$0.42	$—	$—	$—

	December 31,
	2016	2015	2014	2013	2012
	(in millions)
Selected Balance Sheet Data:
Total assets(2)	$26,211	$25,622	$26,001	$26,410	$27,043
Long-term debt(2)(3)(4)	10,118	9,951	10,943	11,899	15,972
Timeshare debt(2)(3)	694	502	625	672	—
____________

(1)	Per share amounts used in the computation of basic and diluted earnings per share were adjusted to reflect the Reverse Stock Split.

(2)	All periods presented reflect the adoption of Accounting Standards Updates ("ASU") No. 2015-03 and No. 2015-15.

(3)	Includes current maturities and is net of unamortized deferred financing costs and discounts.

(4)	Includes capital lease obligations and debt of consolidated variable interest entities ("VIEs").

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

Our Business

Hilton is one of the largest and fastest growing hospitality companies in the world, with 4,922 hotels, resorts and timeshare properties comprising 804,097 rooms in 104 countries and territories as of December 31, 2016. Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton; our full service hotel brands, Hilton Hotels & Resorts, Curio - A Collection by Hilton, DoubleTree by Hilton and Embassy Suites by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; our timeshare brand, Hilton Grand Vacations; and our new full service brand, Tapestry Collection by Hilton, launched in January 2017. We had approximately 60 million members in our award-winning customer loyalty program, Hilton Honors, as of December 31, 2016.

Recent Events

On January 3, 2017, we completed the previously announced spin-offs of a portfolio of hotels and resorts, as well as our timeshare business, into two independent, publicly traded companies: Park and HGV, respectively. The spin-offs were completed via a distribution to each of Hilton's stockholders of record, as of the close of business on December 15, 2016, of 100 percent of the outstanding common stock of Park and HGV. Each Hilton stockholder received one share of Park common stock for every five shares of Hilton common stock and one share of HGV common stock for every ten shares of Hilton common stock. Both Park and HGV have their common stock listed on the NYSE under the symbols "PK" and "HGV," respectively. Unless otherwise stated, disclosures herein reflect the results of Hilton, without giving effect to the spin-offs, for the years ended December 31, 2016, 2015 and 2014. See Item 1A. Risk Factors and Note 29: "Subsequent Events" in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional discussion. Refer to pro forma financial information included in our Current Report on Form 8-K filed with the SEC on January 4, 2017 for the historical results of operations and performance of Hilton giving effect to the spin-offs, and refer to the Registration Statements on Form 10 of Park and HGV and their subsequent periodic and other reports filed with the SEC for their respective historical financial results. Additionally, refer to our press release on our fourth quarter and full year 2016 results for our pro forma financial information for the year ended December 31, 2016 included in our Current Report on Form 8-K filed with the SEC on February 15, 2017.

On January 3, 2017, we completed a 1-for-3 reverse stock split of Hilton's outstanding common stock. The authorized number of shares of common stock was reduced from 30,000,000,000 to 10,000,000,000, and the authorized number of shares of preferred stock remains 3,000,000,000. All share and share-related information presented in this Annual Report on Form 10-K, including our consolidated financial statements, have been retroactively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Split.

In January 2017, we launched our newest brand, Tapestry Collection by Hilton, which is a curated portfolio of original hotels in the upscale hotel segment that have recognizable features distinct to each hotel. Tapestry guests are looking for new experiences and choose to stay where they can expect to never see the same thing twice. The first property is expected to open by the third quarter of 2017.

Segments and Regions

During the periods covered by this report, management analyzed our operations and business by both operating segments and geographic regions, which consisted of three reportable segments that are based on similar products or services: ownership; management and franchise; and timeshare. The ownership segment primarily derives earnings from providing hotel room rentals, food and beverage sales and other services at our owned and leased hotels. The management and franchise segment provides services, which include hotel management and licensing of our brands to franchisees, as well as property management at timeshare properties. This segment generates its revenue from management and franchise fees charged to hotel owners, including our owned and leased hotels, and to homeowners' associations at timeshare properties. As a manager of hotels and timeshare resorts, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services. The timeshare segment consists of multi-unit vacation ownership properties and generates revenue by marketing and selling timeshare intervals owned by us and third parties, resort operations and providing consumer financing for the timeshare interests.

Geographically, management conducts business through three distinct geographic regions: the Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S. is included in the Americas, it represents a significant portion of our system-wide hotel rooms, which was 75 percent as of December 31, 2016; therefore, the U.S. is often analyzed separately and apart from the Americas geographic region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Ireland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately by management. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific island nations. Refer to "Part I—Item 2. Properties" for the specific properties and respective locations of the properties that were distributed to Park in connection with the spin-offs.

System Growth and Pipeline

We continue to expand our global footprint and fee-based business. As we enter into new management and franchise contracts, we expand our business with minimal or no capital investment by us as the manager or franchisor, as the capital required to build and maintain hotels is typically provided by the third-party owner of the respective hotel that we contract with to provide management or franchise services. Additionally, prior to approving the addition of new hotels to our management and franchise development pipeline, we evaluate the economic viability of the hotel based on the geographic location, the credit quality of the third-party owner and other factors. As a result, by increasing the number of management and franchise agreements with third-party owners, we expect to achieve a higher overall return on invested capital.

As of December 31, 2016, we had a total of 1,968 hotels in our development pipeline, representing approximately 310,000 rooms under construction or approved for development throughout 96 countries and territories, including 32 countries and territories where we do not currently have any open hotels. Over 99 percent of the rooms in the pipeline are within our management and franchise segment. Of the rooms in the pipeline, over 159,000 rooms, or more than half of the pipeline, were located outside the U.S. As of December 31, 2016, over 157,000 rooms, representing approximately half of our development pipeline, were under construction. We do not consider any individual development project to be material to us.

Principal Components and Factors Affecting our Results of Operations

Revenues

Principal Components

During the periods presented in this report, we primarily derived our revenues from the following sources:

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

•
Timeshare. Represents revenues derived from the sale and financing of timeshare intervals and revenues from enrollments and other fees, rentals of timeshare units, food and beverage sales and other ancillary services at our timeshare properties, which we refer to as resort operations. Additionally, in recent years, we began a transformation of our timeshare business to a capital light model in which third-party timeshare owners and developers provided capital for development while we acted as the sales and marketing agent and property manager. Through these transactions, we received a sales and marketing commission and branding fees based on the total sales price of the timeshare interval, recurring fees to operate the homeowners' associations and revenues from resort operations.

•
Other revenues from managed and franchised properties. These revenues represent the payroll and related costs for properties that we manage where the property employees are legally our responsibility, as well as certain other operating costs of the managed and franchised properties' operations, marketing expenses and other expenses associated with our brands and shared services that are contractually either reimbursed to us by the property owners or paid from fees collected in advance from these properties when the costs are incurred. We have no legal responsibility for employees at franchised properties. The corresponding expenses are presented as other expenses from managed and franchised properties in our consolidated statements of operations resulting in no effect on operating income or net income.

Factors Affecting our Revenues

The following factors affected the revenues we derived from our operations during the periods presented:

•
Consumer demand and global economic conditions. Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and adverse political conditions can lower the revenues and profitability of our owned and leased operations and the amount of management and franchise fee revenues we are able to generate from our managed and franchised properties. Further, competition for hotel guests and the supply of hotel services affect our ability to sustain or increase rates charged to customers at our hotels. Also, declines in hotel profitability during an economic downturn directly affect the incentive portion of our management fees, which is based on hotel profit measures. Our timeshare segment also is linked to cycles in the general economy, consumer discretionary spending and availability of financing. As a result, changes in consumer demand and general business cycles have historically subjected and could in the future subject our revenues to significant volatility.

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

Additionally, we entered into sales and marketing agreements to sell timeshare intervals on behalf of third-party developers. We relied on these relationships to expand our timeshare interval supply without deploying capital for asset construction.

Expenses

Principal Components

We primarily incurred the following expenses during the periods presented:

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

•
Depreciation and amortization. These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures and equipment at our consolidated owned and leased hotels and certain corporate assets, as well as amortization of our management and franchise intangibles and capitalized software.

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

•
Other expenses from managed and franchised properties. These expenses represent the payroll and related costs for properties that we manage where the property employees are legally our responsibility, as well as certain other operating costs of the managed and franchised properties' operations, marketing expenses and other expenses associated with our brands and shared services that are contractually either reimbursed to us by the property owners or paid from fees collected in advance from these properties when the costs are incurred. We have no legal responsibility for employees at franchised properties. The corresponding revenues are presented as other revenues from managed and franchised properties in our consolidated statements of operations resulting in no effect on operating income or net income.

Factors Affecting our Costs and Expenses

The following are principal factors that affect the costs and expenses we incur in the course of our operations:

•
Fixed expenses. Many of the expenses associated with owning, leasing, managing and franchising hotels and timeshare resorts are relatively fixed. These expenses include personnel costs, rent, property taxes, insurance and utilities. If we are unable to decrease these costs significantly or rapidly when demand for our hotels and other properties decreases, the resulting decline in our revenues can have an adverse effect on our net cash flow, margins and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results of our ownership segment more significantly than the results of our management and franchising segment due to the high fixed costs associated with operating an owned or leased hotel. The effectiveness of any cost-cutting efforts is limited by the amount of fixed costs inherent in our business. As a result, we may not be able to offset revenue reductions through cost cutting. Employees at some of our owned and leased hotels are parties to collective bargaining agreements that may also limit our ability to make timely staffing or labor changes in response to declining revenues. In addition, any efforts to reduce costs, or to defer or cancel capital improvements, could adversely affect the economic value of our hotels and brands. We have taken steps to reduce our fixed costs to levels we believe are appropriate to maximize profitability and respond to market conditions without jeopardizing the overall customer experience or the value of our hotels or brands. Also, a significant portion of our costs to support our timeshare business relates to direct sales and marketing of these units. In periods of decreased demand for timeshare intervals, we may be unable to reduce our sales and marketing expenses quickly enough to prevent a deterioration of our profit margins on our timeshare business.

•
Changes in depreciation and amortization expense. Changes in depreciation expense may be driven by renovations of existing hotels, acquisition or development of new hotels, the disposition of existing hotels through sale or closure or changes in estimates of the useful lives of our assets. As we place new assets into service, we will be required to recognize additional depreciation expense on those assets. Additionally, we capitalize costs associated with certain software development projects, and as those projects are completed and placed into service, amortization expense will increase.

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

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. Of the 4,875 hotels in our system as of December 31, 2016, 3,740 have been classified as comparable hotels. Our 1,135 non-comparable hotels included 135 properties, or approximately three percent of the total hotels in our system, that were removed from the comparable group during the year because they sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were not available. Of the 4,565 hotels in our system as of December 31, 2015, 3,624 were classified as comparable hotels for the year ended December 31, 2015.

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

EBITDA and Adjusted EBITDA

For a discussion of our definition of Adjusted EBITDA, see Note 23: "Business Segments" in our consolidated financial statements.

EBITDA and Adjusted EBITDA are not recognized terms under U.S. GAAP and should not be considered as alternatives to net income (loss) or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. In addition, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) these measures are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions; and (ii) these measures are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry. Additionally, these measures exclude certain items that can vary widely across different industries and among competitors within our industry. For instance, interest expense and income tax expense are dependent on company specifics, including, among other things, our capital structure and operating jurisdictions, respectively, and, therefore could vary significantly across companies. Depreciation and amortization are dependent upon company policies, including the method of acquiring and depreciating assets and the useful lives that are used. For Adjusted EBITDA, we also exclude items such as: (i) share-based compensation expense, as this could vary widely among companies due to the different plans in place and the usage of them; (ii) furniture, fixtures and equipment ("FF&E") replacement reserve to be consistent with the treatment of FF&E for its owned and leased hotels where it is capitalized and depreciated over the life of the FF&E; and (iii) other items that are not core to our operations and are not reflective of our performance.

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

Results of Operations
Year Ended December 31, 2016 Compared with Year Ended December 31, 2015
The hotel operating statistics for our system-wide comparable hotels were as follows:

	Year Ended	Variance
	December 31, 2016	2016 vs. 2015
Owned and leased hotels
Occupancy	78.6%	(0.9)%	pts.
ADR	$185.18	1.4%
RevPAR	$145.49	0.3%

Managed and franchised hotels
Occupancy	74.6%	—%	pts.
ADR	$139.31	1.9%
RevPAR	$103.92	2.0%

System-wide
Occupancy	75.0%	—%	pts.
ADR	$143.63	1.9%
RevPAR	$107.65	1.8%

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Year Ended	Variance
	December 31, 2016	2016 vs. 2015
U.S.
Occupancy	75.9%	(0.1)%	pts.
ADR	$143.75	2.0%
RevPAR	$109.14	1.8%

Americas (excluding U.S.)
Occupancy	72.3%	—%	pts.
ADR	$122.05	4.2%
RevPAR	$88.22	4.2%

Europe
Occupancy	73.9%	(0.7)%	pts.
ADR	$146.04	2.0%
RevPAR	$107.95	1.1%

MEA
Occupancy	63.1%	(3.3)%	pts.
ADR	$166.26	3.6%
RevPAR	$104.94	(1.5)%

Asia Pacific
Occupancy	71.5%	3.8%	pts.
ADR	$145.75	(2.1)%
RevPAR	$104.26	3.5%
In 2016, we experienced system-wide RevPAR growth from continued ADR growth at both of our hotel segments. Regionally, the U.S., Americas and Europe all experienced RevPAR growth as a result of ADR growth, with Americas outpacing all other regions, driven by strength in Canada and Mexico. The Asia Pacific increase in RevPAR was driven by increased occupancy, particularly in China. MEA performance continued to be negatively affected by geopolitical and terrorism concerns, resulting in a decrease in occupancy.

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

MEA
Occupancy	66.0%	2.3%	pts.
ADR	$153.91	(1.9)%
RevPAR	$101.53	1.7%

Asia Pacific
Occupancy	68.8%	5.0%	pts.
ADR	$140.82	1.3%
RevPAR	$96.85	9.3%

All world regions experienced RevPAR growth in 2015 with nearly all growing in occupancy and ADR. Asia Pacific RevPAR growth led all regions at 9.3 percent, primarily through occupancy, which is a result of our portfolio ramping up in China. The MEA region continues to face geopolitical unrest and low oil prices, nonetheless RevPAR still increased as a result of improved year over year demand. U.S. RevPAR growth of 5.2 percent was primarily driven by ADR with demand outpacing supply growth, which is still below the long-term industry average.

Revenues

Owned and leased hotels

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
U.S. owned and leased hotels	$2,484	$2,414	$2,227	2.9	8.4
International owned and leased hotels	1,642	1,819	2,012	(9.7)	(9.6)
Total owned and leased hotels	$4,126	$4,233	$4,239	(2.5)	(0.1)

Owned and leased hotels: 2016 compared with 2015

The following details the changes in revenues at our owned and leased hotels, giving effect to foreign currency ("FX") changes and acquired and disposed hotels:

			Increase / (decrease)	Net decrease due to FX changes(1)	Net increase / (decrease) from acquired and disposed hotels(2)	Net increase / (decrease) excluding FX changes and the effect of acquired and disposed hotels

	Year Ended December 31,
	2016	2015
	(in millions)
U.S. owned and leased hotels
Comparable(3)	$2,095	$2,056	$39	$—	$—	$39
Non-comparable	389	358	31	—	41	(10)
U.S. owned and leased hotels	$2,484	$2,414	$70	$—	$41	$29

International owned and leased hotels
Comparable(3)	$1,551	$1,621	$(70)	$(67)	$—	$(3)
Non-comparable	91	198	(107)	(6)	(95)	(6)
International owned and leased hotels	$1,642	$1,819	$(177)	$(73)	$(95)	$(9)
____________

(1)
Unfavorable movements were a result of the strengthening of the USD compared to other currencies, primarily the British pound ("GBP"), partially offset by the strengthening of the Japanese Yen ("JPY") compared to the USD.

(2)
From January 1, 2015 to December 31, 2016, five properties were added to our U.S. owned and leased portfolio on a net basis and six hotels were removed from our international owned and leased portfolio on a net basis.

(3)	Represents comparable hotels for the year ended December 31, 2016.

The increase in comparable U.S. owned and leased hotel revenue during the year ended December 31, 2016 was primarily a result of an increase in food and beverage revenue, as well as an increase in RevPAR of 0.4 percent, attributable to an increase in ADR of 2.1 percent, largely offset by a decrease in occupancy of 1.4 percentage points. Additionally, U.S. owned and leased hotel revenue increased in 2016 as a result of increases in revenues from properties acquired in February and June of 2015, net of the decrease in revenues from the Waldorf Astoria New York, which was sold in February 2015. Excluding acquisitions and dispositions, revenues from non-comparable U.S. owned and leased hotels decreased for the year ended December 31, 2016, primarily as a result of renovations at one property during 2016.

The decrease in revenues at our international hotels during the year ended December 31, 2016 was primarily a result of the effect of FX changes and decreases in revenues from properties disposed of between January 1, 2015 and December 31, 2016.

Owned and leased hotels: 2015 compared with 2014

The following details the changes in revenues at our owned and leased hotels, giving effect to FX changes and acquired and disposed hotels:

			Increase / (decrease)	Net decrease due to FX changes(1)	Net increase / (decrease) from acquired and disposed hotels(2)	Net increase / (decrease) excluding FX changes and the effect of acquired and disposed hotels

	Year Ended December 31,
	2015	2014
	(in millions)
U.S. owned and leased hotels
Comparable(3)	$2,020	$1,913	$107	$—	$—	$107
Non-comparable	394	314	80	—	81	(1)
U.S. owned and leased hotels	$2,414	$2,227	$187	$—	$81	$106

International owned and leased hotels
Comparable(3)	$1,448	$1,572	$(124)	$(176)	$—	$52
Non-comparable	371	440	(69)	(38)	(80)	49
International owned and leased hotels	$1,819	$2,012	$(193)	$(214)	$(80)	$101
____________

(1)	Unfavorable movements were a result of the strengthening of the USD compared to other currencies, primarily the GBP and the euro.

(2)
From January 1, 2014 to December 31, 2015, 10 properties were added to our U.S. owned and leased portfolio on a net basis and five hotels were removed from our international owned and leased portfolio on a net basis.

(3)	Represents comparable hotels for the year ended December 31, 2015.

The increase in revenues at our comparable U.S. owned and leased hotels during the year ended December 31, 2015 was primarily a result of an increase in RevPAR of 4.2 percent, which was mostly attributable to increases in both transient and group business. The increase in revenues at our non-comparable U.S. owned and leased hotels in 2015 was the result of the increase in revenues from properties acquired during 2015, net of the decrease in revenues from properties disposed of in 2015.

The decrease in revenues at our international owned and leased hotels during the year ended December 31, 2015 was primarily a result of the effect of FX changes and decreases in revenues from properties disposed of between January 1, 2014 and December 31, 2015. On a currency neutral basis, comparable international owned and leased hotel revenues increased as a result of an increase in RevPAR of 4.2 percent, which was primarily a result of an increase in transient guest business. Additionally, excluding dispositions and FX changes, there was an increase in revenues at our non-comparable international owned and leased hotels during the year ended December 31, 2015, primarily as a result of the completion of large renovation projects at certain hotels, which had previously limited the availability of those properties to guests.

Management and franchise fees and other

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Management fees	$414	$395	$384	4.8	2.9
Franchise fees	1,192	1,122	927	6.2	21.0
Other	95	84	90	13.1	(6.7)
	$1,701	$1,601	$1,401	6.2	14.3

The increases in management and franchise fees for all periods were driven by increases in revenues from our non-comparable managed and franchised hotels due to the addition of new managed and franchised properties to our portfolio. Including new development and ownership type transfers, from January 1, 2015 to December 31, 2016, we added 600 managed and franchised properties on a net basis, and from January 1, 2014 to December 31, 2015, we added 501 managed and franchised properties on a net basis, providing an additional 89,410 rooms and 81,474 rooms, respectively, to our managed and franchised segment. As new hotels stabilize in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods.

Additionally, our management and franchise fees increased during the years ended December 31, 2016 and 2015 compared to the years ended December 31, 2015 and 2014, respectively, as a result of increases in RevPAR at our comparable managed and franchised hotels due to increases in ADR. During the years ended December 31, 2016 and 2015, RevPAR increased 1.7 percent and 6.3 percent, respectively, at our comparable managed hotels, and 2.1 percent and 5.2 percent, respectively, at our comparable franchised hotels. Franchise fees also increased on a currency neutral basis as a result of increases in licensing fees of $16 million and $57 million during the years ended December 31, 2016 and 2015, respectively.

Timeshare

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Timeshare sales	$997	$959	$844	4.0	13.6
Resort operations	238	207	195	15.0	6.2
Financing and other	155	142	132	9.2	7.6
	$1,390	$1,308	$1,171	6.3	11.7

Timeshare sales revenue increased during the years ended December 31, 2016 and 2015 compared to the years ended December 31, 2015 and 2014, respectively, as a result of increases in commissions recognized from the sale of third-party developed timeshare intervals of $23 million and $136 million, respectively. During the year ended December 31, 2016, revenue from the sale of owned timeshare intervals increased $15 million due to increased sales volume. However, during the year ended December 31, 2015, sales volume of owned timeshare intervals decreased due to the shift in sales mix toward third-party developed interval sales, which resulted in a decrease of owned interval sales revenue of $21 million. Overall timeshare sales volume increased 10 percent and 18 percent, respectively, during the years ended December 31, 2016 and 2015, as a result of increased tour flow and net volume per guest. Additionally, revenues from our resort operations increased during the years ended December 31, 2016 and 2015 as a result of increases in fees earned related to our Hilton Grand Vacations Club, including fees generated by new members.

Operating Expenses
Owned and leased hotels

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
U.S. owned and leased hotels	$1,661	$1,589	$1,497	4.5	6.1
International owned and leased hotels	1,439	1,579	1,755	(8.9)	(10.0)
Total owned and leased hotels	$3,100	$3,168	$3,252	(2.1)	(2.6)

Fluctuations in operating expenses at our owned and leased hotels relate to various factors, including changes in occupancy levels, labor costs, utilities, taxes, insurance costs and foreign currency. The change in the number of occupied room nights directly affects certain variable expenses, which include payroll, supplies and other operating expenses.

Owned and leased hotels: 2016 compared with 2015

The following details the changes in operating expenses at our owned and leased hotels, giving effect to FX changes and acquired and disposed hotels:

			Increase / (decrease)	Net decrease due to FX changes(1)	Net increase / (decrease) from acquired and disposed hotels(2)	Net increase / (decrease) excluding FX changes and the effect of acquired and disposed hotels

	Year Ended December 31,
	2016	2015
	(in millions)
U.S. owned and leased hotels
Comparable(3)	$1,413	$1,363	$50	$—	$—	$50
Non-comparable	248	226	22	—	25	(3)
U.S. owned and leased hotels	$1,661	$1,589	$72	$—	$25	$47

International owned and leased hotels
Comparable(3)	$1,356	$1,409	$(53)	$(68)	$—	$15
Non-comparable	83	170	(87)	(6)	(74)	(7)
International owned and leased hotels	$1,439	$1,579	$(140)	$(74)	$(74)	$8
____________

(1)	Unfavorable movements were a result of the strengthening of the USD compared to other currencies, primarily the GBP, partially offset by the strengthening of the JPY, compared to the USD.

(2)
From January 1, 2015 to December 31, 2016, five properties were added to our U.S. owned and leased portfolio on a net basis and six hotels were removed from our international owned and leased hotel portfolio on a net basis.

(3)	Represents comparable hotels for the year ended December 31, 2016.

The increase in operating expenses at our U.S. owned and leased hotels during the year ended December 31, 2016 was primarily the result of increases at our comparable hotels due to increased wages and benefits and other operating expenses. Operating expenses at our non-comparable U.S. owned and leased hotels increased during the year ended December 31, 2016 primarily as a result of increases in operating expenses from properties acquired during 2015, net of the decrease in operating expenses from properties disposed of in 2015.

The decrease in operating expenses at our international owned and leased hotels during the year ended December 31, 2016 was primarily a result of the effect of FX changes and properties disposed of between January 1, 2015 and December 31, 2016.

Owned and leased hotels: 2015 compared with 2014

The following details the changes in revenues at our owned and leased hotels, giving effect to FX changes and acquired and disposed hotels:

			Increase / (decrease)	Net decrease due to FX changes(1)	Net increase / (decrease) from acquired and disposed hotels(2)	Net increase excluding FX changes and the effect of acquired and disposed hotels

	Year Ended December 31,
	2015	2014
	(in millions)
U.S. owned and leased hotels
Comparable(3)	$1,347	$1,273	$74	$—	$—	$74
Non-comparable	242	224	18	—	17	1
U.S. owned and leased hotels	$1,589	$1,497	$92	$—	$17	$75

International owned and leased hotels
Comparable(3)	$1,298	$1,407	$(109)	$(154)	$—	$45
Non-comparable	281	348	(67)	(32)	(60)	25
International owned and leased hotels	$1,579	$1,755	$(176)	$(186)	$(60)	$70
____________

(1)	Unfavorable movements were a result of the strengthening of the USD compared to other currencies, primarily the GBP and the euro.

(2)
From January 1, 2014 to December 31, 2015, 10 properties were added to our U.S. owned and leased portfolio on a net basis and five hotels were removed from out international owned and leased portfolio on a net basis.

(3)	Represents comparable hotels for the year ended December 31, 2015.

The increase in operating expenses at our U.S. owned and leased hotels during the year ended December 31, 2015 was primarily the result of increases at our comparable hotels due to higher variable operating costs due to increased occupancy. Operating expenses at our non-comparable U.S. owned and leased hotels increased during the year ended December 31, 2015 primarily as a result of the increase in operating expenses from properties acquired in 2015, net of the decrease in operating expenses from properties disposed of in 2015.

The decrease in operating expenses at our international owned and leased hotels during the year ended December 31, 2015 was primarily a result of the effect of FX changes and decreases in operating expenses from properties disposed of between January 1, 2014 and December 31, 2015. On a currency neutral basis, operating expenses increased at our international comparable owned and leased hotels during the year ended December 31, 2015, primarily as a result of increases in variable operating costs resulting from increased occupancy. Additionally, excluding dispositions and FX changes, the increase in operating expenses at our non-comparable international owned and leased hotels during the year ended December 31, 2015 was consistent with the increase in revenues for these hotels. The changes were primarily the result of the completion of large renovation projects at certain hotels in 2015. The renovations limited occupancy and, therefore, reduced revenues and operating expenses.

Timeshare

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Timeshare sales	$739	$701	$586	5.4	19.6
Resort operations	133	130	123	2.3	5.7
Financing and other	76	66	58	15.2	13.8
	$948	$897	$767	5.7	16.9

Timeshare sales expense increased during the years ended December 31, 2016 and 2015 compared to the years ended December 31, 2015 and 2014, respectively, primarily as a result of higher sales and marketing expenses related to increases in sales volume of third-party developed timeshare intervals for both periods and in sales volume of owned intervals for the year ended December 31, 2016. Additionally, cost of product related to the reacquisition of owned timeshare inventory for customer upgrades into third-party developed properties decreased during the year ended December 31, 2016, partially offsetting the increase in sales and marketing expenses, and increased during the year ended December 31, 2015, contributing to the increase in timeshare sales expense.

Depreciation and amortization

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Depreciation	$358	$351	$313	2.0	12.1
Amortization	328	341	315	(3.8)	8.3
	$686	$692	$628	(0.9)	10.2

The increases in depreciation expense during the years ended December 31, 2016 and 2015 compared to the years ended December 31, 2015 and 2014, respectively, resulted primarily from the addition of property and equipment related to the properties acquired in 2015, partially offset by decreases as a result of disposed hotels. The decrease in amortization expense during the year ended December 31, 2016, compared to the year ended December 31, 2015, and the increase in amortization expense during the year ended December 31, 2015, compared to the year ended December 31, 2014, were primarily a result of $13 million in accelerated amortization that was recognized in 2015 on a management contract intangible asset for a property that was managed by us prior to our acquisition of it. The increase in amortization expense during the year ended December 31, 2015 was also related to capitalized software costs placed into service during 2014 and 2015.

General, administrative and other

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
General and administrative	$547	$547	$416	—	31.5
Other	69	64	75	7.8	(14.7)
	$616	$611	$491	0.8	24.4

General and administrative expense was unchanged during the year ended December 31, 2016 compared to the year ended December 31, 2015, however, there were significant offsetting increases and decreases during the year. These included a decrease of $73 million in severance costs related to the sale of the Waldorf Astoria New York, as well as a decrease in share-based compensation expense due to $66 million of additional expense recognized during the year ended December 31, 2015, when certain remaining awards granted in connection with our initial public offering vested. The decreases were offset by an increase of $133 million of costs associated with the spin-offs.

The increase in general and administrative expenses during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily a result of the recognition of approximately $95 million in severance costs related to the sale of the Waldorf Astoria New York and the additional $66 million of share-based compensation expense recognized during the year, as previously discussed. The increase was also a result of the reversal of accruals in 2014 related to the termination of a cash-based, long-term incentive plan that was replaced with our 2013 Omnibus Incentive Plan, resulting in an $18 million reduction in general and administrative expense during the year ended December 31, 2014.

Gain on sales of assets, net

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Gain on sales of assets, net	$9	$306	$—	(97.1)	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

During the year ended December 31, 2016, we recognized a gain on the sale of one of our hotels held by a consolidated VIE. See Note 9: "Consolidated Variable Interest Entities" in our consolidated financial statements for additional discussion. During the year ended December 31, 2015, we recognized gains upon completion of the sales of the Hilton Sydney and the Waldorf Astoria New York.

Non-operating Income and Expenses

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Interest expense	$587	$575	$618	2.1	(7.0)

The increase in interest expense during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the issuance of new debt, partially offset by the reduction of principal on certain debt from prepayments and the amendment of our senior secured term loan facility entered into in 2013 (the "2013 Term Loans"), which extended the maturity and reduced the interest rate. See Note 12: "Debt" in our consolidated financial statements for details of our issuances and repayments related to financing transactions that occurred during the year ended December 31, 2016, as well as the interest rates for each debt instrument.

The decrease in interest expense during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily as a result of a decrease in our indebtedness due to debt prepayments of $775 million on our 2013 Term Loans during the year, which resulted in lower debt principal balances on which interest expense was calculated.

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Equity in earnings from unconsolidated affiliates	$8	$23	$19	(65.2)	21.1

The decrease in equity in earnings from unconsolidated affiliates during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a $17 million impairment loss for the impairment of one of our investments in affiliates recognized in 2016.

The increase in equity in earnings from unconsolidated affiliates during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to improved performance at our unconsolidated hotels, partially offset by $3 million in equity in earnings included in the year ended December 31, 2014 from unconsolidated affiliates that were involved in an equity investments exchange or sold during that year.

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Gain (loss) on foreign currency transactions	$(13)	$(41)	$26	(68.3)	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.
The net loss on foreign currency transactions for the years ended December 31, 2016 and 2015 primarily related to changes in foreign currency rates on our short-term cross-currency intercompany loans, predominantly for loans denominated in Australian dollar ("AUD"), euro and GBP during the year ended December 31, 2016, and loans denominated in AUD, Brazilian real and GBP during the year ended December 31, 2015. The net gain on foreign currency transactions for the year ended December 31, 2014 was primarily a result of changes in foreign currency rates on our short-term cross-currency intercompany loans, predominantly those denominated in GBP and AUD.

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Other gain (loss), net	$(26)	$(1)	$37	NM(1)	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.
The other loss, net for the year ended December 31, 2016 primarily related to the write-off of: (i) $20 million of unamortized debt issuance costs as a result of the full repayment of the commercial mortgage-backed securities loan entered into in 2013 (the "2013 CMBS Loan"); and (ii) $4 million of debt issuance costs incurred in connection with the amendment of the 2013 Term Loans that were not capitalized.

The other loss, net for the year ended December 31, 2015 was primarily related to $26 million of transaction costs from the acquisition of properties in connection with the tax deferred exchange, partially offset by a $24 million gain from the capital lease liability reduction from one of our consolidated VIEs.

The other gain, net for the year ended December 31, 2014 was primarily related to a pre-tax gain of $23 million resulting from an equity investments exchange, as well as pre-tax gains of $13 million resulting from the sale of two hotels and a vacant parcel of land.

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Income tax expense	$891	$80	$465	NM(1)	(82.8)

Income tax expense for the year ended December 31, 2016 increased compared to the year ended December 31, 2015 primarily as a result of two corporate structuring transactions that were effected during the three months ended December 31, 2016 and included: (i) the organization of Hilton's assets and subsidiaries in preparation for the spin-offs; and (ii) a restructuring of Hilton's international assets and subsidiaries (the "international restructuring"). The international restructuring involved a transfer of certain assets, including intellectual property used in the international business, from U.S. subsidiaries to foreign subsidiaries and became effective in December 2016. The transfer of the intellectual property resulted in the recognition of tax expense representing the estimated U.S. tax expected to be paid in future years on income generated from the intellectual property transferred to foreign jurisdictions. Further, our deferred effective tax rate is determined based upon the composition of applicable federal and state tax rates. Due to the changes in the footprint of the Company and the expected applicable tax rates at which our domestic deferred tax assets and liabilities will reverse in future periods as a result of the described structuring activities, our estimated deferred effective tax rate has increased. In total, these structuring transactions resulted in additional income tax expense of $513 million during the three months ended December 31, 2016. See Note 18: "Income Taxes" in our consolidated financial statements for additional discussion.

The decrease in income tax expense during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily the result of a $640 million deferred tax benefit resulting from transactions involving the conversion of certain U.S. subsidiaries from corporations to limited liability companies and the election to disregard certain foreign subsidiaries for U.S. federal income tax purposes. This benefit was offset by an increase in tax expense resulting from a $349 million increase in our income before income taxes. Further, income tax expense was affected by the reduction in goodwill in connection with the sales of the Waldorf Astoria New York and the Hilton Sydney, as well as compensation costs incurred for certain awards granted in connection with our initial public offering for which no tax benefits were recognized.

Segment Results

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 23: "Business Segments" in our consolidated financial statements. For a discussion of how management uses EBITDA and Adjusted EBITDA to evaluate and manage our business and material limitations on their usefulness, refer to "—Key Business and Financial Metrics Used by Management."

The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts:

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Revenues:
Ownership	$4,157	$4,262	$4,271	(2.5)	(0.2)
Management and franchise	1,786	1,691	1,468	5.6	15.2
Timeshare	1,390	1,308	1,171	6.3	11.7
Segment revenues	7,333	7,261	6,910	1.0	5.1
Other revenues from managed and franchised properties	4,446	4,130	3,691	7.7	11.9
Other revenues	102	91	99	12.1	(8.1)
Intersegment fees elimination(1)	(218)	(210)	(198)	3.8	6.1
Total revenues	$11,663	$11,272	$10,502	3.5	7.3

Adjusted EBITDA(1):
Ownership	$1,029	$1,064	$1,000	(3.3)	6.4
Management and franchise	1,786	1,691	1,468	5.6	15.2
Timeshare	381	352	337	8.2	4.5
Corporate and other	(221)	(228)	(255)	(3.1)	(10.6)
Adjusted EBITDA	$2,975	$2,879	$2,550	3.3	12.9
____________

(1)	Refer to Note 23: "Business Segments" in our consolidated financial statements for additional detail on our intersegment fees included in our segment revenues and segment Adjusted EBITDA.

The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net income	$364	$1,416	$682
Interest expense	587	575	618
Income tax expense	891	80	465
Depreciation and amortization	686	692	628
Interest expense, income tax and depreciation and amortization included in equity in earnings from unconsolidated affiliates	30	32	37
EBITDA	2,558	2,795	2,430
Gain on sales of assets, net	(9)	(306)	—
Loss (gain) on foreign currency transactions	13	41	(26)
FF&E replacement reserve	56	48	46
Share-based compensation expense	91	162	74
Impairment loss	15	9	—
Impairment loss included in equity in earnings from unconsolidated affiliates	17	—	—
Other loss (gain), net	26	1	(37)
Other adjustment items	208	129	63
Adjusted EBITDA	$2,975	$2,879	$2,550

Ownership

Ownership segment revenues decreased $105 million and $9 million for the years ended December 31, 2016 and 2015 compared to the years ended December 31, 2015 and 2014, respectively. The decrease in revenues at our owned and leased hotels was primarily a result of the disposal of international hotels and FX fluctuations, partially offset by the net effect of acquired and disposed hotels in the U.S. During the year ended December 31, 2015, the overall decrease in revenues was also offset by the increase in revenues at our comparable owned and leased hotels due to increased RevPAR of 4.2 percent. Ownership Adjusted EBITDA decreased $35 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily as a result of the decrease in ownership segment revenues partially offset by decreases in owned and leased operating expenses of $68 million. Ownership Adjusted EBITDA increased $64 million for the year ended

December 31, 2015 compared to the year ended December 31, 2014, primarily as a result of the decrease in owned and leased operating expenses of $84 million, partially offset by the decrease in ownership segment revenues. Refer to "—Revenues—Owned and leased hotels" and "—Operating Expenses—Owned and leased hotels" for further discussion of the changes in revenues and operating expenses at our owned and leased hotels.

Management and franchise

Management and franchise segment revenues increased $95 million and $223 million for the years ended December 31, 2016 and 2015 compared to the years ended December 31, 2015 and 2014, respectively, primarily as a result of the net addition of hotels to our managed and franchised system, as well as increases in RevPAR at our comparable managed and franchised properties of 2.0 percent and 5.5 percent, respectively. The increase in segment revenues was also due to an increase in licensing and other fees. Refer to "—Revenues—Management and franchise fees and other" for further discussion on the increases in revenues from our managed and franchised properties. Management and franchise Adjusted EBITDA increased in line with the increases in management and franchise segment revenues.

Timeshare

Timeshare segment revenues increased $82 million and $137 million for the years ended December 31, 2016 and 2015 compared to the years ended December 31, 2015 and 2014, respectively, primarily as a result of increased timeshare sales revenue due to increases in commissions recognized from the sale of third-party developed intervals, as well as increased revenues from our resort operations. During the year ended December 31, 2016, timeshare sales revenue also increased from the sale of owned timeshare intervals. Refer to "— Revenues— Timeshare" for further discussion of the changes in revenues from our timeshare segment.

Timeshare Adjusted EBITDA increased $29 million and $15 million for the years ended December 31, 2016 and 2015 compared to the years ended December 31, 2015 and 2014, respectively, as a result of the increases in timeshare revenues, partially offset by the increases in timeshare operating expenses of $51 million and $130 million, respectively. Refer to "— Revenues—Timeshare" and "—Operating Expenses—Timeshare" for a discussion of the changes in revenues and operating expenses from our timeshare segment.

Supplemental Financial Data for Unrestricted U.S. Real Estate Subsidiaries

As of December 31, 2016, we owned majority or controlling financial interests in 56 hotels, representing 28,931 rooms. See "Part I—Item 2. Properties" for more information on each of our owned hotels. Of these owned hotels, 36 hotels representing an aggregate of 23,570 rooms as of December 31, 2016, were owned by subsidiaries that we collectively refer to as our "Unrestricted U.S. Real Estate Subsidiaries." The Unrestricted U.S. Real Estate Subsidiaries are not subject to any of the restrictive covenants in the indentures that govern our senior notes due 2021 and the 4.25% Senior Notes due 2024 (together, the "Senior Notes"), which are unsecured.

We have included this supplemental financial data to comply with certain financial information requirements regarding our Unrestricted U.S. Real Estate Subsidiaries set forth in the indenture that governs our Senior Notes. Upon completion of the spin-offs, our Unrestricted U.S. Real Estate Subsidiaries will not meet the threshold to constitute a "significant subsidiary" as defined by Regulation S-X and we will no longer be required to disclose this supplemental financial data.

For the year ended December 31, 2016, the Unrestricted U.S. Real Estate Subsidiaries represented 19.6 percent of our total revenues, 20.0 percent of income before income taxes, 43.1 percent of net income attributable to Hilton stockholders and 23.6 percent of our Adjusted EBITDA, and as of December 31, 2016, represented 34.4 percent of our total assets and 24.2 percent of our total liabilities.

The following tables present supplemental unaudited financial data, as required by the indenture, for our Unrestricted U.S. Real Estate Subsidiaries and all periods presented reflect the adoption of ASU No. 2015-03 and No. 2015-15:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Revenues	$2,288	$2,239	$2,060
Net income attributable to Hilton stockholders	150	222	157
Capital expenditures for property and equipment	185	203	152
Adjusted EBITDA(1)	702	702	621
Cash provided by (used in):
Operating activities	378	415	438
Investing activities	(184)	273	(149)
Financing activities	3	(626)	(317)
____________
(1)The following table provides a reconciliation of our Unrestricted U.S. Real Estate Subsidiaries' net income to EBITDA and Adjusted EBITDA, which we believe is the most closely comparable U.S. GAAP financial measure:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net income	$151	$224	$156
Interest expense	167	174	173
Income tax expense	100	168	110
Depreciation and amortization	254	244	202
Interest expense and depreciation and amortization included in equity in earnings from unconsolidated affiliates	3	—	—
EBITDA	675	810	641
Gain on sales of assets, net	(1)	(143)	—
Share-based compensation expense	1	2	—
Other loss (gain), net	23	32	(23)
Other adjustment items	4	1	3
Adjusted EBITDA	$702	$702	$621

	December 31,
	2016	2015
	(in millions)
Assets	$9,005	$8,914
Liabilities	4,918	6,718

Liquidity and Capital Resources

Overview

As of December 31, 2016, we had total cash and cash equivalents of $1,684 million, including $266 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance related to cash collateral on our self-insurance programs, escrowed cash from our timeshare operations and cash restricted in accordance with our long-term debt and timeshare debt agreements.

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

In preparation of the spin-offs that occurred on January 3, 2017, we completed several financing transactions during the year ended December 31, 2016. For further information on these transactions, see Note 12: "Debt" in our consolidated financial statements.

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows and key metrics related to our liquidity:

	As of and for the year ended December 31,			Percent Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Net cash provided by operating activities	$1,350	$1,407	$1,307	(4.1)	7.7
Net cash provided by (used in) investing activities	(478)	414	(310)	NM(1)	NM(1)
Net cash used in financing activities	(29)	(1,714)	(1,075)	(98.3)	59.4
Working capital surplus(2)	873	142	267	NM(1)	(46.8)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

(2)	Total current assets less total current liabilities.

Our ratio of current assets to current liabilities was 1.33, 1.06 and 1.12 as of December 31, 2016, 2015 and 2014, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from management and franchise fee revenue, operating income from our owned and leased hotels and sales of timeshare units.

The $57 million decrease in net cash provided by operating activities during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily as a result of an increase in net cash paid for taxes of $202 million, partially offset by improved operating results in our management and franchise and timeshare businesses.

The $100 million increase in net cash provided by operating activities during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily as a result of improved operating results in each of our three business segments, as well as a decrease in cash paid for interest of $29 million, offset by an increase in net cash paid for income taxes of $46 million.

Investing Activities

For the year ended December 31, 2016, net cash used in investing activities was $478 million, and consisted primarily of capital expenditures, including contract acquisition costs and capitalized software costs.

During the year ended December 31, 2015, we generated $414 million in cash from investing activities primarily as a result of net proceeds from the tax deferred exchange of the Waldorf Astoria New York and the sale of the Hilton Sydney of $456 million and $331 million, respectively. This amount was partially offset by $409 million in capital expenditures, including contract acquisition costs and capitalized software costs.

During the year ended December 31, 2014, net cash used in investing activities was $310 million, and consisted primarily of capital expenditures, including contract acquisition costs and capitalized software costs.

Our capital expenditures for property and equipment primarily include expenditures related to the renovation of existing owned and leased properties and our corporate facilities. Our software capitalization costs relate to various systems initiatives for the benefit of our hotel owners and our overall corporate operations.

Financing Activities

The $1,685 million decrease in net cash used in financing activities during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily attributable to an increase in proceeds from borrowings of $4,667 million, partially offset by an increase in repayments of debt of $2,735 million and an increase in cash dividends of $139 million. The borrowings comprised $4,415 million of long-term debt, of which $2,915 million was for Park and $500 million was for HGV, and $300 million of additional borrowings under our timeshare financing receivables credit facility (the "Timeshare Facility"). We used proceeds from the borrowings and available cash to repay the outstanding balance of the 2013 CMBS Loan of $3,418 million, $554 million of mortgage loans and $250 million on the 2013 Term Loans. For details of our issuances and repayments related to financing transactions that occurred during the year ended December 31, 2016, refer to Note 12: "Debt" in our consolidated financial statements. The increase in cash dividends was due to the declaration of quarterly cash dividends beginning in the third quarter of 2015 and continuing quarterly for the full year of 2016.

The $639 million increase in net cash used in financing activities during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributable to a decrease in proceeds from borrowings of $302 million, an increase of repayments of debt of $200 million and the payment of cash dividends totaling $138 million in 2015. During the year ended December 31, 2015, we repaid a $525 million mortgage loan and made $775 million in prepayments on our 2013 Term Loans, while during the year ended December 31, 2014 we made prepayments of $1.0 billion on our 2013 Term Loans. Additionally, during the year ended December 31, 2014, we issued $350 million of notes backed by timeshare financing receivables, of which $300 million of the proceeds was used to reduce the outstanding balance on our Timeshare Facility.

Debt and Borrowing Capacity

As of December 31, 2016, our total indebtedness, excluding $224 million of our share of debt of our investments in affiliates, was approximately $10.8 billion, including $694 million of timeshare debt. For further information on our total indebtedness, debt repayments and guarantees refer to Note 12: "Debt" in our consolidated financial statements.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures, issue additional equity securities or draw on our revolving credit facilities. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hotel and timeshare industries that are beyond our control.

Credit Facilities

As of December 31, 2016, we had three senior revolving credit facilities that provided for an aggregate of $2.2 billion in borrowings, including a $1.0 billion facility to remain with Hilton after the spin-offs, and a $1.0 billion facility and a $200 million facility for Park and HGV, respectively, to be transferred in connection with the spin-offs. These senior revolving credit facilities allowed for up to $230 million to be drawn in the form of letters of credit, with $50 million under Park's facility, $30 million under HGV's facility and $150 million under Hilton's facility. As of December 31, 2016, we had $45 million of letters of credit outstanding under Hilton's facility, leaving us with a borrowing capacity of $955 million and there were no letters of credit or borrowings outstanding under Park and HGV's facilities. For further information on our credit facilities and our guarantors' obligations thereunder, refer to Note 12: "Debt" in our consolidated financial statements.

In August 2016, we amended the terms of our Timeshare Facility to increase the borrowing capacity from $300 million to $450 million, allowing us to borrow up to the maximum amount until August 2018 and requiring all amounts borrowed to be repaid by August 2019. In December 2016, we borrowed an additional $300 million bringing our outstanding borrowings under the Timeshare Facility to $450 million as of December 31, 2016.

Letters of Credit

We had a total of $45 million in letters of credit outstanding as of December 31, 2016 and 2015, the majority of which were outstanding under one of our revolving credit facilities and related to our guarantees on debt and other obligations of third parties and self-insurance programs. The maturities of the letters of credit were within one year as of December 31, 2016.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Long-term debt(1)(2)	$12,605	$493	$869	$3,977	$7,266
Timeshare debt(2)	730	87	556	87	—
Capital lease obligations	415	19	57	60	279
Operating leases	1,991	210	368	332	1,081
Purchase commitments	333	52	253	24	4
Total contractual obligations	$16,074	$861	$2,103	$4,480	$8,630
____________

(1)	We have assumed all extensions, which are solely at our option, were exercised.

(2)	Includes principal, as well as estimated interest payments. For our variable-rate debt, we have assumed a constant 30-day LIBOR rate of 0.72 percent as of December 31, 2016.

The total amount of unrecognized tax benefits as of December 31, 2016 was $253 million. These amounts are excluded from the table above because they are uncertain and subject to the findings of the taxing authorities in the jurisdictions where we are subject to tax. It is possible that the amount of the liability for unrecognized tax benefits could change during the next year. Refer to Note 18: "Income Taxes" in our consolidated financial statements for further discussion of our liability for unrecognized tax benefits.

In addition to the purchase commitments in the table above, in the normal course of business we enter into purchase commitments for which we are reimbursed by the owners of our managed and franchised hotels. These obligations have minimal or no effect on our net income and cash flow.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of December 31, 2016 included letters of credit of $45 million, guarantees of $5 million for debt and obligations of third parties, performance guarantees with possible cash outlays totaling approximately $69 million, of which we have accrued $28 million as of December 31, 2016 for estimated probable exposure, and construction contract commitments of approximately $43 million for capital expenditures at our owned, leased and consolidated VIE hotels. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract. See Note 24: "Commitments and Contingencies" in our consolidated financial statements for further discussion.

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

Property and Equipment and Intangible Assets with Finite Lives

We evaluate the carrying value of our property and equipment and intangible assets with finite lives for potential impairment by comparing the expected undiscounted future cash flows to the net book value of the assets if we determine there are indicators of impairment. If it is determined that the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is recorded in our consolidated statements of operations as impairment losses.

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

We had $8,930 million of property and equipment, net and $1,526 million of intangible assets with finite lives as of December 31, 2016. Changes in estimates and assumptions used in our impairment testing of property and equipment and intangible assets with finite lives could result in future impairment losses, which could be material.

Investments in Affiliates

We evaluate our investments in affiliates for potential impairment when there are indicators that the fair value of our investment may be less than our carrying value. Our investments in affiliates consist primarily of our interests in entities that own or lease hotels. As such, the factors we consider when determining if there are indicators of potential impairment are similar to property and equipment discussed above. We record an impairment loss when we determine there has been an "other-than-temporary" decline in the investment’s fair value. If an identified event or change in circumstances requires an evaluation to determine if the value of an investment may have an other-than-temporary decline, we assess the fair value of the investment based on the accepted valuation methods, which include internally-developed discounted cash flow models. The principal factors used in our discounted cash flow models that require judgment are the same as the items discussed in property and equipment above. If an investment’s fair value is below its carrying value and the decline is considered to be other-than-temporary, we will recognize an impairment loss in equity in earnings (losses) from unconsolidated affiliates for equity method investments or impairment losses for cost method investments in our consolidated statements of operations.

We had $114 million of investments in affiliates as of December 31, 2016. Changes in estimates and assumptions used in our impairment testing of investments in affiliates could result in future impairment losses, which could be material.

Goodwill

We evaluate goodwill for potential impairment by comparing the carrying value of our reporting units to their fair value. Our reporting units are the same as our operating segments as described in Note 23: "Business Segments" in our consolidated financial statements. We perform this evaluation annually or at an interim date if indicators of impairment exist. In any given year we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we proceed to the two-step quantitative process. In the first step, we compare the estimated fair value of the reporting unit to the carrying value. When determining estimated fair value, we utilize discounted future cash flow models, as well as market conditions relative to the operations of our reporting units. Under the discounted cash flow approach, we utilize various assumptions that require judgment, including projections of revenues and expenses based on estimated long-term growth rates, and discount rates based on weighted average cost of capital. Our estimates of long-term growth and costs are based on historical data, as well as various internal projections and external sources. The weighted average cost of capital is estimated based on each reporting units’ cost of debt and equity and a selected capital structure. The selected capital structure for each reporting unit is based on consideration of capital structures of comparable publicly traded companies operating in the business of that reporting unit. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step must be performed. In the second step, we estimate the implied fair value of goodwill, which is determined by taking the fair value of the reporting unit and allocating it to all of its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination.

We had $5,822 million of goodwill as of December 31, 2016. Changes in the estimates and assumptions used in our goodwill impairment testing could result in future impairment losses, which could be material. Additionally, when a portion of a reporting unit is disposed, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business or businesses disposed and the portion of the reporting unit that will be retained. When determining fair value of the businesses disposed of and the reporting unit to be retained, we use estimates and assumptions similar to that of those used in our impairment analysis.

Brands

We evaluate our brand intangible assets for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of the brand is below the carrying value. When determining fair value, we utilize discounted future cash flow models. Under the discounted cash flow approach, we utilize various assumptions that require judgment, including projections of revenues and expenses based on estimated long-term growth rates and discount rates based on weighted average cost of capital. Our estimates of long-term growth and costs are based on historical data, as well as various internal estimates. If a brand’s estimated current fair value is less than its respective carrying value, the excess of the carrying value over the estimated fair value is recorded in our consolidated statements of operations within impairment losses.

We had $4,848 million of brand intangible assets as of December 31, 2016. Changes in the estimates and assumptions used in our brands impairment testing, most notably revenue growth rates and discount rates, could result in future impairment losses, which could be material.

Hilton Honors

Hilton Honors defers revenue received from participating hotels and program partners in an amount equal to the estimated cost per point of the future redemption obligation. We engage outside actuaries to assist in determining the fair value of the future award redemption obligation using statistical formulas that project future point redemptions based on factors that require judgment, including an estimate of "breakage" (points that will never be redeemed), an estimate of the points that will eventually be redeemed and the cost of the points to be redeemed. The cost of the points to be redeemed includes further estimates of available room nights, occupancy rates, room rates and any devaluation or appreciation of points based on changes in reward prices or changes in points earned per stay.

We had $1,432 million of guest loyalty liability as of December 31, 2016, including $543 million in accounts payable, accrued expenses and other liabilities. Changes in the estimates used in developing our breakage rate or other expected future program operations could result in a material change to our guest loyalty liability.

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

We had $120 million of allowance for loan losses as of December 31, 2016. Changes in the estimates used in developing our default rates could result in a material change to our allowance.

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

We use a prescribed more-likely-than-not recognition threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return if there is uncertainty in income taxes recognized in the financial statements. Assumptions and estimates are used to determine the amount of tax benefit to be recognized. Changes to these assumptions and estimates can lead to an additional income tax benefit (expense), which can materially change our consolidated financial statements.

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

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate debt. Interest rates on our variable-rate debt discussed below are based on one-month and three-month LIBOR, so we are most vulnerable to changes in these rates.

The following table sets forth the contractual maturities and the total fair values as of December 31, 2016 for our financial instruments that are materially affected by interest rate risk:

	Maturities by Period
	2017	2018	2019	2020	2021	Thereafter	Carrying Value	Fair Value
	(in millions, excluding average interest rates)
Assets:
Fixed-rate timeshare financing receivables	$152	$132	$133	$134	$130	$471	$1,152	$1,153
Average interest rate(1)							11.98%
Liabilities:
Fixed-rate long-term debt(2)(3)	$54	$—	$—	$—	$1,481	$3,430	$4,965	$5,037
Average interest rate(1)							4.77%
Fixed-rate timeshare debt(3)	$73	$50	$36	$46	$39	$—	$244	$246
Average interest rate(1)							1.97%
Variable-rate long-term debt(3)(4)	$35	$35	$35	$776	$931	$3,066	$4,878	$4,987
Average interest rate(1)							3.12%
Variable-rate timeshare debt	$—	$—	$450	$—	$—	$—	$450	$450
Average interest rate(1)							1.96%
____________

(1)	Average interest rate as of December 31, 2016.

(2)	Excludes capital lease obligations with a carrying value of $242 million and debt of certain consolidated VIEs with a carrying value of $33 million as of December 31, 2016.

(3)	Carrying value includes unamortized deferred financing costs and discounts.

(4)	For maturity date extensions that are solely at our option, we assumed they were exercised.

Refer to Note 16: "Fair Value Measurements" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the fair value measurements of our financial assets and liabilities.

Foreign Currency Exchange Rate Risk

We conduct business in various currencies and are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. Our principal exposure results from management and franchise fees earned in foreign currencies and revenues from our international owned and leased hotels, partially offset by foreign operating expenses and capital expenditures, the value of which could change materially in reference to our reporting currency, the U.S. dollar. We also have exposure from our international financial assets and liabilities, including certain intercompany loans not deemed to be permanently invested, the value of which could change materially in reference to the functional currencies of the exposed entities. As of December 31, 2016, our largest net exposures were to the euro, GBP and AUD. As of December 31, 2016, we held 68 short-term foreign exchange forward contracts with a total notional amount of $326 million. These offset exposure to financial assets and liabilities and are not designated as hedges for accounting purposes.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016.

Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2016. The report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Hilton Worldwide Holdings Inc.

We have audited Hilton Worldwide Holdings Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Hilton Worldwide Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Hilton Worldwide Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hilton Worldwide Holdings Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Hilton Worldwide Holdings Inc. and our report dated February 15, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 15, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Hilton Worldwide Holdings Inc.

We have audited the accompanying consolidated balance sheets of Hilton Worldwide Holdings Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hilton Worldwide Holdings Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hilton Worldwide Holdings Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 15, 2017

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$1,418	$609
Restricted cash and cash equivalents	266	247
Accounts receivable, net of allowance for doubtful accounts of $36 and $30	1,005	876
Inventories	541	442
Current portion of financing receivables, net	138	129
Prepaid expenses	137	147
Income taxes receivable	13	97
Other	39	38
Total current assets (variable interest entities - $167 and $141)	3,557	2,585
Property, Intangibles and Other Assets:
Property and equipment, net	8,930	9,119
Financing receivables, net	963	887
Investments in affiliates	114	138
Goodwill	5,822	5,887
Brands	4,848	4,919
Management and franchise contracts, net	1,019	1,149
Other intangible assets, net	507	586
Deferred income tax assets	117	78
Other	334	274
Total property, intangibles and other assets (variable interest entities - $569 and $481)	22,654	23,037
TOTAL ASSETS	$26,211	$25,622
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$2,453	$2,206
Current maturities of long-term debt	98	94
Current maturities of timeshare debt	73	110
Income taxes payable	60	33
Total current liabilities (variable interest entities - $124 and $157)	2,684	2,443
Long-term debt	10,020	9,857
Timeshare debt	621	392
Deferred revenues	64	283
Deferred income tax liabilities	4,575	4,630
Liability for guest loyalty program	889	784
Other	1,509	1,282
Total liabilities (variable interest entities - $766 and $627)	20,362	19,671
Commitments and contingencies - see Note 24
Equity:
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of December 31, 2016 and 2015	—	—
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 329,351,581 issued and 329,341,992 outstanding as of December 31, 2016 and 329,162,376 issued and 329,152,787 outstanding as of December 31, 2015(1)	10	10
Additional paid-in capital	10,213	10,151
Accumulated deficit	(3,323)	(3,392)
Accumulated other comprehensive loss	(1,001)	(784)
Total Hilton stockholders' equity	5,899	5,985
Noncontrolling interests	(50)	(34)
Total equity	5,849	5,951
TOTAL LIABILITIES AND EQUITY	$26,211	$25,622
____________

(1)	Common stock shares authorized, issued and outstanding have been adjusted to reflect the 1-for-3 reverse stock split that occurred on January 3, 2017.

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues
Owned and leased hotels	$4,126	$4,233	$4,239
Management and franchise fees and other	1,701	1,601	1,401
Timeshare	1,390	1,308	1,171
	7,217	7,142	6,811
Other revenues from managed and franchised properties	4,446	4,130	3,691
Total revenues	11,663	11,272	10,502

Expenses
Owned and leased hotels	3,100	3,168	3,252
Timeshare	948	897	767
Depreciation and amortization	686	692	628
Impairment loss	15	9	—
General, administrative and other	616	611	491
	5,365	5,377	5,138
Other expenses from managed and franchised properties	4,446	4,130	3,691
Total expenses	9,811	9,507	8,829

Gain on sales of assets, net	9	306	—

Operating income	1,861	2,071	1,673

Interest income	12	19	10
Interest expense	(587)	(575)	(618)
Equity in earnings from unconsolidated affiliates	8	23	19
Gain (loss) on foreign currency transactions	(13)	(41)	26
Other gain (loss), net	(26)	(1)	37

Income before income taxes	1,255	1,496	1,147

Income tax expense	(891)	(80)	(465)

Net income	364	1,416	682
Net income attributable to noncontrolling interests	(16)	(12)	(9)
Net income attributable to Hilton stockholders	$348	$1,404	$673

Earnings per share(1):
Basic	$1.06	$4.27	$2.05
Diluted	$1.05	$4.26	$2.05

Cash dividends declared per share(1)	$0.84	$0.42	$—
____________

(1)
Weighted average shares outstanding used in the computation of basic and diluted earnings per share and cash dividends declared per share were adjusted to reflect the 1-for-3 reverse stock split that occurred on January 3, 2017.

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$364	$1,416	$682
Other comprehensive loss, net of tax benefit (expense):
Currency translation adjustment, net of tax of $19, $(8), and $(73)	(159)	(134)	(299)
Pension liability adjustment, net of tax of $(2), $10, and $27	(57)	(15)	(45)
Cash flow hedge adjustment, net of tax of $2, $4, and $5	(2)	(7)	(9)
Total other comprehensive loss	(218)	(156)	(353)

Comprehensive income	146	1,260	329
Comprehensive income attributable to noncontrolling interests	(15)	(12)	(14)
Comprehensive income attributable to Hilton stockholders	$131	$1,248	$315

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2016	2015	2014
Operating Activities:
Net income	$364	$1,416	$682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	686	692	628
Impairment loss	15	9	—
Gain on sales of assets, net	(9)	(306)	—
Equity in earnings from unconsolidated affiliates	(8)	(23)	(19)
Loss (gain) on foreign currency transactions	13	41	(26)
Other loss (gain), net	26	1	(37)
Share-based compensation	65	124	78
Amortization of deferred financing costs and other	32	38	50
Distributions from unconsolidated affiliates	22	26	22
Deferred income taxes	(79)	(479)	14
Changes in operating assets and liabilities:
Accounts receivable, net	(143)	(47)	(143)
Inventories	15	(39)	56
Prepaid expenses	—	(27)	(8)
Income taxes receivable	84	35	(57)
Other current assets	(2)	32	(10)
Accounts payable, accrued expenses and other	217	59	8
Income taxes payable	28	13	10
Change in timeshare financing receivables	(54)	(49)	(27)
Change in deferred revenues	(219)	(212)	(179)
Change in liability for guest loyalty program	154	64	206
Change in other liabilities	199	154	12
Other	(56)	(115)	47
Net cash provided by operating activities	1,350	1,407	1,307
Investing Activities:
Capital expenditures for property and equipment	(317)	(310)	(268)
Acquisitions, net of cash acquired	—	(1,402)	—
Proceeds from asset dispositions	11	2,205	44
Contract acquisition costs	(55)	(37)	(65)
Capitalized software costs	(81)	(62)	(69)
Other	(36)	20	48
Net cash provided by (used in) investing activities	(478)	414	(310)
Financing Activities:
Borrowings	4,715	48	350
Repayment of debt	(4,359)	(1,624)	(1,424)
Debt issuance costs	(76)	—	(9)
Capital contribution	—	—	13
Dividends paid	(277)	(138)	—
Distributions to noncontrolling interests	(32)	(8)	(5)
Excess tax benefits from share-based compensation	—	8	—
Net cash used in financing activities	(29)	(1,714)	(1,075)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(15)	(19)	(14)
Net increase (decrease) in cash, restricted cash and cash equivalents	828	88	(92)
Cash, restricted cash and cash equivalents, beginning of period	856	768	860
Cash, restricted cash and cash equivalents, end of period	$1,684	$856	$768

See notes to consolidated financial statements. For supplemental disclosures, see Note 26: "Supplemental Disclosures of Cash Flow Information."

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Common Stock			Accumulated Deficit		Noncontrolling Interests	Total
	Shares(1)	Amount
Balance as of December 31, 2013	328	$10	$9,948	$(5,331)	$(264)	$(87)	$4,276
Share-based compensation	—	—	101	—	—	—	101
Net income	—	—	—	673	—	9	682
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(304)	5	(299)
Pension liability adjustment	—	—	—	—	(45)	—	(45)
Cash flow hedge adjustment	—	—	—	—	(9)	—	(9)
Other comprehensive income (loss)	—	—	—	—	(358)	5	(353)
Capital contribution	—	—	13	—	—	—	13
Equity contributions to consolidated variable interest entities	—	—	(34)	—	(6)	40	—
Distributions	—	—	—	—	—	(5)	(5)
Balance as of December 31, 2014	328	10	10,028	(4,658)	(628)	(38)	4,714
Share-based compensation	1	—	115	—	—	—	115
Net income	—	—	—	1,404	—	12	1,416
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	—	—	(134)	—	(134)
Pension liability adjustment	—	—	—	—	(15)	—	(15)
Cash flow hedge adjustment	—	—	—	—	(7)	—	(7)
Other comprehensive loss	—	—	—	—	(156)	—	(156)
Dividends	—	—	—	(138)	—	—	(138)
Excess tax benefits on equity awards	—	—	8	—	—	—	8
Distributions	—	—	—	—	—	(8)	(8)
Balance as of December 31, 2015	329	10	10,151	(3,392)	(784)	(34)	5,951
Share-based compensation	—	—	62	—	—	—	62
Net income	—	—	—	348	—	16	364
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	—	—	(158)	(1)	(159)
Pension liability adjustment	—	—	—	—	(57)	—	(57)
Cash flow hedge adjustment	—	—	—	—	(2)	—	(2)
Other comprehensive loss	—	—	—	—	(217)	(1)	(218)
Dividends	—	—	—	(279)	—	—	(279)
Cumulative effect of the adoption of ASU 2015-02	—	—	—	—	—	5	5
Deconsolidation of a variable interest entity	—	—	—	—	—	(4)	(4)
Distributions	—	—	—	—	—	(32)	(32)
Balance as of December 31, 2016	329	$10	$10,213	$(3,323)	$(1,001)	$(50)	$5,849

____________

(1)	Common stock shares outstanding have been adjusted to reflect the 1-for-3 reverse stock split that occurred on January 3, 2017.

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the
"Company"), a Delaware corporation, is one of the largest hospitality companies in the world based upon the number of hotel rooms and timeshare units. We are engaged in owning, leasing, managing and franchising hotels, resorts and timeshare properties. As of December 31, 2016, we owned, leased, managed or franchised 4,875 hotel and resort properties, totaling 796,440 rooms in 104 countries and territories, as well as 47 timeshare properties comprising 7,657 units.

As of December 31, 2016, affiliates of The Blackstone Group L.P. ("Blackstone") beneficially owned approximately 40.3 percent of our common stock.

Spin-offs

On January 3, 2017, we completed the previously announced spin-offs of our real estate and timeshare businesses into two independent, publicly traded companies: Park Hotels & Resorts Inc. ("Park") and Hilton Grand Vacations Inc. ("HGV") (the "spin-offs"). These consolidated financial statements present the consolidated financial position and results of operations of Hilton as of and for the years ended December 31, 2016, 2015 and 2014, without giving effect to these transactions as they were not completed as of the most recent balance sheet date. See Note 29: "Subsequent Events" for further discussion.

Reverse Stock Split

On January 3, 2017, we completed a 1-for-3 reverse stock split of Hilton's outstanding common stock (the "Reverse Stock Split"). The authorized number of shares of common stock was reduced from 30,000,000,000 to 10,000,000,000, and the authorized number of shares of preferred stock remains 3,000,000,000. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. All share and share-related information presented in these consolidated financial statements have been retroactively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Split.

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

•
Management fees represent fees earned from hotels and timeshare properties that we manage, usually under long-term contracts with the property owner and homeowners' associations. Management fees from hotels usually include a base fee, which is generally a percentage of hotel revenues, and an incentive fee, which is typically based on a fixed or variable percentage of hotel profits and in some cases may be subject to a stated return threshold to the owner, normally over a one-calendar year period. We recognize base fees as revenue when earned in accordance with the terms of the management agreement. For incentive fees, we recognize those amounts that would be due if the contract was terminated at the financial statement date. Management fees from timeshare properties are generally a fixed percent as stated in the management agreement and are recognized as the services are performed.

•
Franchise fees represent fees earned in connection with the licensing of one of our hotel brands, usually under long-term contracts with the hotel owner. We charge a monthly franchise royalty fee, generally based on a percentage of room revenue, as well as application and initiation fees for new hotels entering the system. Royalty fees for our full service brands may also include a percentage of gross food and beverage revenues and other revenues, where applicable. We also earn fees when certain franchise agreements are terminated early or there is a change in ownership. Application and initiation fees are recognized when all services and conditions have been substantially performed or satisfied by us, generally upon execution of the agreement. We recognize royalty and other franchise fees as the fees are earned, which is when all material services or conditions have been performed or satisfied.

•
Other revenues include revenues generated by the incidental support of hotel operations for owned, leased, managed and franchised hotels, including purchasing operations, and other rental income. This includes any revenues received for vendor rebate arrangements we participate in as a manager of hotel and timeshare properties.

•
Timeshare revenues consist of revenues generated from our Hilton Grand Vacations timeshare business. Timeshare revenues are principally generated from the sale and financing of fee-simple timeshare intervals deeded in perpetuity, developed or acquired either by us or by third parties. Revenue from a deeded timeshare sale is recognized when the customer has executed a binding sales contract, a minimum 10 percent down payment has been received, certain minimum sales thresholds for a timeshare project have been attained, the purchaser’s period to cancel for a refund has expired and the related receivable is deemed to be collectible. We defer revenue recognition for sales that do not meet these criteria. During periods of construction, revenue from timeshare sales is recognized under the percentage-of-completion method. In this case, sales revenue is recognized on a straight-line basis over the term of the lease. Additionally, we receive sales commissions from certain third-party developers that we assist in selling their timeshare inventory. We recognize revenue from commissions on these sales as intervals are sold and we fulfill the service requirements under the respective sales agreements with the developers. Revenue from the financing of timeshare sales is recognized on the accrual method as earned based on the outstanding principal, interest rate and terms stated in each individual financing agreement. We record an estimate of uncollectible accounts as a reduction of sales revenue at the time revenue is recognized on a timeshare interval sale. See the "Financing Receivables" section below for further discussion of the policies applicable to our timeshare financing receivables. We also generate revenues from club enrollment and other fees, rentals of timeshare units, food and beverage sales and other ancillary services at our timeshare properties that are recognized when units are rented or goods and services are delivered or rendered.

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

Inventories

Inventories include unsold, completed timeshare intervals, timeshare intervals under construction and land and infrastructure held for future timeshare interval development at our timeshare properties (collectively, timeshare inventory), as well as hotel inventories consisting of operating supplies that have a period of consumption of one year or less, guest room items and food and beverage items.

Timeshare inventory is carried at the lower of cost or estimated fair value less costs to sell, based on the relative sales value. Capital expenditures associated with our timeshare intervals are reflected as inventory until the timeshare intervals are sold. Consistent with industry practice, timeshare inventory is classified as a current asset despite an operating cycle that exceeds 12 months. The majority of sales and marketing costs incurred to sell timeshare intervals are expensed when incurred. Certain direct and incremental selling and marketing costs are deferred on a contract until revenue from the interval sale has been recognized.

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

Depreciation is recorded using the straight-line method over the assets’ estimated useful lives, which are generally as follows: buildings and improvements (8 to 40 years), furniture and equipment (3 to 8 years) and computer equipment (3 to 5 years). Leasehold improvements are depreciated over the shorter of the estimated useful life, based on the estimates above, or the lease term.

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

Financing Receivables

We define financing receivables as financing arrangements that represent a contractual right to receive money either on demand or on fixed or determinable dates, which are recognized as an asset in our consolidated balance sheets. We record all financing receivables at amortized cost in current and long-term financing receivables. We recognize interest income as earned and provide an allowance for cancellations and defaults. We have divided our financing receivables into two portfolio segments based on the level of aggregation at which we develop and document a systematic methodology to determine the allowance for loan losses. Based on their initial measurement, risk characteristics and our method for monitoring and assessing credit risk, we have determined the classes of financing receivables to correspond to our identified portfolio segments as follows:

•
Timeshare financing receivables comprise loans related to our financing of timeshare interval sales and secured by the underlying timeshare properties. We determine our timeshare financing receivables to be past due based on the contractual terms of the individual mortgage loans. We recognize interest income on our timeshare financing receivables as earned. The interest rate charged on the notes correlates to the risk profile of the borrower at the time of purchase and the percentage of the purchase that is financed, among other factors. We monitor the credit quality of our receivables on an ongoing basis. We evaluate this portfolio collectively for uncollectibility, since we hold a large group of homogeneous timeshare financing receivables, which are individually immaterial. There are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. We use a technique referred to as static pool analysis as the basis for determining our general reserve requirements on our timeshare financing receivables. The adequacy of the related allowance for loan loss is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including assumed default rates, aging and historical write-offs of these receivables. The allowance for loan loss is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio. Once a note is 90 days past due or is determined to be uncollectible prior to 90 days past due, we cease accruing interest and reverse the accrued interest recognized up to that point. We apply payments we receive for loans, including those in non-accrual status, to amounts due in the following order: servicing fees, late charges, interest and principal. We resume interest accrual for loans for which we had previously ceased accruing interest once the loan is less than 90 days past due. We fully reserve for a timeshare financing receivable in the month following the date that the loan is 120 days past due and, subsequently, we write off the uncollectible note against the reserve once the foreclosure process is complete and we receive the deed for the foreclosed unit.

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

In connection with the October 24, 2007 transaction whereby we became a wholly owned subsidiary of an affiliate of Blackstone (the "Merger"), we recorded our equity method investments at their estimated fair value, which resulted in an increase to our historical basis in those entities, primarily as a result of an increase in the fair value of the real estate assets of the investee entities. The basis difference is being amortized as a component of equity in earnings (losses) from unconsolidated affiliates over a period of approximately 40 years.

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

As part of the Merger, we recorded goodwill representing the excess purchase price over the fair value of the other identified assets and liabilities. We evaluate goodwill for potential impairment by comparing the carrying value of our reporting units to their fair value. Our reporting units are the same as our operating segments as described in Note 23: "Business Segments." We perform this evaluation annually or at an interim date if indicators of impairment exist. In any year we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we proceed to the two-step quantitative process. In the first step, we determine the fair value of each of our reporting units. The valuation is based on internal projections of expected future cash flows and operating plans, as well as market conditions relative to the operations of our reporting units. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its estimated fair value, then the second step must be performed. In the second step, we estimate the implied fair value of goodwill, which is determined by taking the fair value of the reporting unit and allocating it to all of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, the excess is recognized within impairment losses in our consolidated statements of operations.

Brands

We own, operate and franchise hotels under our portfolio of brands. There are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of these brands and, accordingly, the useful lives of these brands are considered to be indefinite. Our hotel brand portfolio includes Hilton Hotels & Resorts, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts, Canopy by Hilton, Curio - A Collection by Hilton, DoubleTree by Hilton, Embassy Suites by Hilton, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton. In addition, we also develop and operate timeshare properties under our Hilton Grand Vacations brand.

At the time of the Merger, our brands were assigned a fair value based on a common valuation technique known as the relief from royalty approach. Canopy by Hilton, Curio - A Collection by Hilton, Tru by Hilton and Home2 Suites by Hilton were launched post-Merger and, as such, they were not assigned fair values. We evaluate our brands for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of the brand is below the carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we proceed to the two-step quantitative process. If a brand’s estimated current fair value is less than its respective carrying value, the excess of the carrying value over the estimated fair value is recognized in our consolidated statements of operations within impairment losses.

Intangible Assets with Finite Useful Lives

We have certain finite lived intangible assets that were initially recorded at their fair value at the time of the Merger. These intangible assets consist of management agreements, franchise contracts, leases, certain proprietary technologies and our guest loyalty program, Hilton Honors. Additionally, we capitalize direct and incremental management and franchise contract acquisition costs as finite-lived intangible assets. Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives.

We capitalize costs incurred to develop internal-use computer software and costs to acquire software licenses. Internal and external costs incurred in connection with development of upgrades or enhancements that result in additional functionality are also capitalized. These capitalized costs are amortized on a straight-line basis over the estimated useful life of the software. These capitalized costs are recorded in other intangible assets in our consolidated balance sheets.

We review all finite lived intangible assets for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the fair value in our consolidated statements of operations.

Hilton Honors

Hilton Honors is a guest loyalty program provided to hotels and timeshare properties. Nearly all of our owned, leased, managed and franchised hotels and timeshare properties participate in the Hilton Honors program. Hilton Honors members earn points based on their spending at our participating hotels and timeshare properties and through participation in affiliated partner programs. When points are earned by Hilton Honors members, the property or affiliated partner pays Hilton Honors based on an estimated cost per point for the costs of operating the program, which include marketing, promotion, communication, administration and the estimated cost of award redemptions. Hilton Honors member points are accumulated and may be redeemed for the right to stay at participating properties, as well as for other goods and services from third parties, including, but not limited to, airlines, car rentals, cruises, vacation packages, shopping and dining. We provide Hilton Honors as a marketing program to participating hotels and timeshare properties, with the objective of operating the program on a break-even basis to us.

Hilton Honors records a liability related to revenue received from participating hotels and program partners in an amount equal to the estimated cost per point of the future redemption obligation. We engage outside actuaries to assist in determining the fair value of the future award redemption obligation using statistical formulas that project future point redemptions based on factors that include historical experience, an estimate of "breakage" (points that will never be redeemed), an estimate of the points that will eventually be redeemed and the cost of reimbursing hotels and other third parties in respect to other redemption opportunities available to members. Revenue is recognized by participating hotels and resorts only when points that have been redeemed for hotel stay certificates are used by members or their designees at the respective properties. Additionally, when members of the Hilton Honors loyalty program redeem award certificates at our owned and leased hotels, we recognize room revenue, included in owned and leased hotels revenues in our consolidated statements of operations.

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

We record all derivatives at fair value. On the date the derivative contract is entered, we may designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid ("cash flow hedge"), a hedge of the fair value of a recognized asset or liability ("fair value hedge") or a hedge of our foreign currency exposure ("net investment hedge"). Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge or net investment hedge are recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. If we do not specifically designate a derivative as one of the above, changes in the fair value of undesignated derivative instruments are reported in current period earnings. Likewise, the ineffective portion of designated derivative instruments are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the consolidated statements of cash flows. Cash flows from undesignated derivative financial instruments are included as an investing activity in our consolidated statements of cash flows.

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

Insurance

We are self-insured for losses up to our third-party insurance deductibles for general liability, auto liability and workers' compensation at our owned, leased and managed properties that participate in our programs. We purchase insurance coverage for claim amounts that exceed our deductible obligations. In addition, through our captive insurance subsidiary, we participate in a reinsurance arrangement that provides coverage for a certain portion of our deductibles. Our insurance reserves are accrued based on our deductibles related to the estimated ultimate cost of claims that occurred during the covered period, which includes claims incurred but not reported, for which we will be responsible. These estimates are prepared with the assistance of outside actuaries and consultants. The ultimate cost of claims for a covered period may differ from our original estimates.

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

Income Taxes

We account for income taxes using the asset and liability method. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year, to recognize the deferred tax assets and liabilities that relate to tax consequences in future years, which result from differences between the respective tax basis of assets and liabilities and their financial reporting amounts, and tax loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the respective temporary differences or operating loss or tax credit carryforwards are expected to be recovered or settled. The realization of deferred tax assets and tax loss and tax credit carryforwards is contingent upon the generation of future taxable income and other restrictions that may exist under the tax laws of the jurisdiction in which a deferred tax asset exists. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

We use a prescribed recognition threshold for the financial statement recognition and measurement of a tax position taken in a tax return. For all income tax positions, we first determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If it is determined that a position meets the more-likely-than-not recognition threshold, the benefit recognized in the financial statements is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15 ("ASU 2016-15"), Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. In November 2016, the FASB issued ASU No. 2016-18 ("ASU 2016-18"), Statement of Cash Flows (Topic 230) - Restricted Cash. This ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of both ASUs are effective for reporting periods beginning after December 15, 2017 and are to be applied retrospectively; early adoption is permitted. We elected, as permitted by the standards, to early adopt ASU 2016-15 and ASU 2016-18 in the fourth quarter of 2016, and we restated all prior periods presented in the consolidated statements of cash flows. The adoption of ASU 2016-15 did not have a material effect on our consolidated financial statements. The effect of the adoption of ASU 2016-18 on our consolidated statements of cash flows was to include restricted cash and restricted cash equivalents balances in the beginning and end of period balances of cash, restricted cash and cash equivalents. The change in restricted cash and restricted cash equivalents was previously disclosed in operating activities, investing activities and financing activities in the consolidated statements of cash flows.

In April 2015, the FASB issued ASU No. 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset, which is consistent with the presentation of debt discounts and premiums. In August 2015, the FASB issued ASU No. 2015-15 ("ASU 2015-15"), Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that, absent authoritative guidance in ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted ASU 2015-03 and ASU 2015-15 retrospectively as of January 1, 2016. As a result, approximately $94 million of debt issuance costs that were previously presented in other non-current assets as of December 31, 2015 are now included within long-term debt and timeshare debt. We elected to continue presenting the debt issuance costs related to our line-of-credit arrangements within other non-current assets.

In February 2015, the FASB issued ASU No. 2015-02 ("ASU 2015-02"), Consolidation (Topic 810) - Amendments to the Consolidation Analysis. This ASU modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. We elected, as permitted by the standard, to adopt ASU 2015-02 as of January 1, 2016 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of January 1, 2016 of approximately $5 million. Additionally, certain consolidated entities that were not previously considered VIEs prior to the adoption of ASU 2015-02 were considered to be VIEs for which we are the primary beneficiary and continue to be consolidated following adoption; prior period VIE disclosures do not include the balances or activity associated with these VIEs.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02 ("ASU 2016-02"), Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position as right-of-use assets and lease liabilities by lessees. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. We are currently evaluating the effect that this ASU will have on our consolidated financial statements, but we expect this ASU to have a material effect on our consolidated balance sheet.

In May 2014, the FASB issued ASU No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Subsequent to ASU 2014-09, the FASB has issued several related ASUs. The provisions of ASU 2014-09 and the related ASUs will be effective for us beginning January 1, 2018, and adoption as of the original effective date of January 1, 2017 is permitted. We will not early adopt the new standard. This ASU permits two transition approaches: retrospective or modified retrospective. We are still evaluating our transition approach and expect to reach a decision in early 2017.

We anticipate that ASU 2014-09 will have a material effect on our consolidated financial statements. However, we expect revenue recognition related to our accounting for ongoing royalty and management fee revenues and direct reimbursable fees from our management and franchise agreements and hotel guest transactions at our owned and leased hotels to remain substantially unchanged.

While we are continuing to assess all other potential effects of the standard, we currently believe the provisions of ASU 2014-09 will affect revenue recognition as follows: (i) application and initiation fees for new hotels entering the system will be recognized over the term of the franchise agreement; (ii) certain contract acquisition costs related to our management and franchise agreements will be recognized over the term of the agreements as a reduction to revenue; and (iii) incentive management fees will be recognized to the extent that it is probable that a significant reversal will not occur as a result of future hotel profits or cash flows. We do not expect the changes in revenue recognition for certain contract acquisition costs or incentive management fees to affect the Company’s net income for any full year period. We are currently assessing the effect of the standard on indirect reimbursable fees related to our management and franchise agreements and the accounting for our guest loyalty program. We continue to update our assessment of the effect that ASU 2014-09 and related ASUs will have on our consolidated financial statements, and we will disclose further material effects, if any, when known.

Note 3: Acquisitions

Tax Deferred Exchange

During the year ended December 31, 2015, we used proceeds from the sale of the Waldorf Astoria New York to acquire, as part of a tax deferred exchange of real property, the following properties from sellers affiliated with Blackstone and an unrelated third party, for a total purchase price of $1.87 billion:

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

Note 4: Disposals

Hilton Sydney

In July 2015, we completed the sale of the Hilton Sydney for a purchase price of 442 million Australian dollars (equivalent to $340 million as of the closing date). As a result of the sale, we recognized a pre-tax gain of $163 million included in gain on sales of assets, net in our consolidated statement of operations for the year ended December 31, 2015. The pre-tax gain was net of transaction costs, a goodwill reduction of $36 million and a reclassification of a currency translation adjustment of $25 million from accumulated other comprehensive loss into earnings concurrent with the disposition. The goodwill reduction was due to our consideration of the Hilton Sydney property as a business within our ownership segment; therefore, we reduced the carrying amount of our goodwill by the amount representing the fair value of the business disposed relative to the fair value of the portion of our ownership reporting unit goodwill that was retained.

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

Note 5: Inventories

Inventories were as follows:

	December 31,
	2016	2015
	(in millions)
Timeshare	$517	$420
Hotel	24	22
	$541	$442

Note 6: Property and Equipment

Property and equipment were as follows:

	December 31,
	2016	2015
	(in millions)
Land	$3,396	$3,486
Buildings and leasehold improvements	6,423	6,410
Furniture and equipment	1,295	1,263
Construction-in-progress	105	80
	11,219	11,239
Accumulated depreciation	(2,289)	(2,120)
	$8,930	$9,119

Depreciation expense of property and equipment, including assets recorded for capital lease assets, was $358 million, $351 million and $313 million during the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016 and 2015, property and equipment included approximately $142 million and $144 million, respectively, of capital lease assets primarily consisting of buildings and leasehold improvements, net of $82 million and $71 million, respectively, of accumulated depreciation.

Note 7: Financing Receivables

Financing receivables were as follows:

	December 31, 2016
	Securitized Timeshare	Unsecuritized Timeshare(1)	Other	Total
	(in millions)
Financing receivables	$204	$795	$68	$1,067
Less: allowance for loan loss	(7)	(97)	—	(104)
	197	698	68	963

Current portion of financing receivables	49	103	2	154
Less: allowance for loan loss	(2)	(14)	—	(16)
	47	89	2	138

Total financing receivables	$244	$787	$70	$1,101

	December 31, 2015
	Securitized Timeshare	Unsecuritized Timeshare(1)	Other	Total
	(in millions)
Financing receivables	$309	$632	$39	$980
Less: allowance for loan loss	(14)	(79)	—	(93)
	295	553	39	887

Current portion of financing receivables	58	83	1	142
Less: allowance for loan loss	(3)	(10)	—	(13)
	55	73	1	129

Total financing receivables	$350	$626	$40	$1,016
____________

(1)
Included in this balance, we had $509 million and $163 million of gross timeshare financing receivables securing our revolving non-recourse timeshare financing receivables credit facility (the "Timeshare Facility"), as of December 31, 2016 and 2015, respectively.

Timeshare Financing Receivables

As of December 31, 2016, our timeshare financing receivables had interest rates ranging from 5.25 percent to 20.50 percent, a weighted average interest rate of 11.98 percent, a weighted average remaining term of 7.8 years and maturities through 2028.

Our timeshare financing receivables as of December 31, 2016 mature as follows:

	Securitized Timeshare	Unsecuritized Timeshare
Year	(in millions)
2017	$49	$103
2018	48	84
2019	45	89
2020	41	93
2021	33	96
Thereafter	37	433
	253	898
Less: allowance for loan loss	(9)	(111)
	$244	$787

As of December 31, 2016 and 2015, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $38 million and $32 million, respectively. The following table details an aged analysis of our gross timeshare financing receivables balance:

	December 31,
	2016	2015
	(in millions)
Current	$1,099	$1,035
30 - 89 days past due	14	15
90 - 119 days past due	6	4
120 days and greater past due	32	28
	$1,151	$1,082

The changes in our allowance for loan loss were as follows:

(in millions)
Balance as of December 31, 2013	$92
Write-offs	(30)
Provision for loan loss	34
Balance as of December 31, 2014	96
Write-offs	(29)
Provision for loan loss	39
Balance as of December 31, 2015	106
Write-offs	(35)
Provision for loan loss	49
Balance as of December 31, 2016	$120

Note 8: Investments in Affiliates

Investments in affiliates were as follows:

	December 31,
	2016	2015
	(in millions)
Equity investments	$105	$129
Other investments	9	9
	$114	$138

We maintain investments in affiliates accounted for under the equity method, which are primarily investments in entities that owned or leased 15 and 16 hotels as of December 31, 2016 and 2015, respectively. These entities had total debt of approximately $956 million and $959 million as of December 31, 2016 and 2015, respectively. Substantially all of the debt is secured solely by the affiliates' assets or is guaranteed by other partners without recourse to us.

Note 9: Consolidated Variable Interest Entities

As of December 31, 2016, we consolidated eight VIEs: five that own or lease hotel properties; two that issued debt in connection with our timeshare financing receivables securitization transactions (collectively, the "Securitized Timeshare Debt"); and one management company. As of December 31, 2015, prior to the adoption of ASU 2015-02, we consolidated three VIEs that owned or leased hotel properties and two that issued our Securitized Timeshare Debt. Of the three additional entities considered to be VIEs following the adoption of ASU 2015-02, two were previously consolidated by us and one was an unconsolidated investment in affiliate.

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

	December 31,
	2016	2015
	(in millions)
Cash and cash equivalents	$64	$46
Restricted cash and cash equivalents	30	15
Accounts receivable, net	19	19
Property and equipment, net	260	72
Financing receivables, net	244	350
Deferred income tax assets	58	62
Other non-current assets	53	52
Accounts payable, accrued expenses and other	40	35
Long-term debt	418	219
Timeshare debt	244	353
Deferred income tax liabilities	53	1

During the years ended December 31, 2016, 2015 and 2014, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

In December 2016, a VIE that we consolidated as a result of the adoption of ASU 2015-02 sold the hotel asset that it owned. As a result of the sale, we deconsolidated the VIE as we no longer had the power to direct the activities that most significantly affected its performance. Our retained interest in the entity was included in investments in affiliates in our consolidated balance sheet as of December 31, 2016.

In June 2015, one of our consolidated VIEs modified the terms of its capital lease, resulting in a reduction in long-term debt of $24 million. Since the capital lease asset had previously been fully impaired, this amount was recognized as a gain in other gain (loss), net in our consolidated statement of operations during the year ended December 31, 2015.

Note 10: Goodwill and Intangible Assets

Goodwill

Our goodwill balances, by reporting unit, were as follows:

	Ownership	Management and Franchise	Total
	(in millions)
Goodwill	$4,552	$5,129	$9,681
Accumulated impairment losses	(3,527)	—	(3,527)
Balance as of December 31, 2014	1,025	5,129	6,154

Dispositions of business(1)	(221)	—	(221)

Foreign currency translation	(4)	(42)	(46)

Goodwill	3,575	5,087	8,662
Accumulated impairment losses	(2,775)	—	(2,775)
Balance as of December 31, 2015	800	5,087	5,887

Foreign currency translation	(12)	(53)	(65)

Goodwill	3,563	5,034	8,597
Accumulated impairment losses	(2,775)	—	(2,775)
Balance as of December 31, 2016	$788	$5,034	$5,822
____________

(1)	In connection with the sales of the Waldorf Astoria New York and the Hilton Sydney, goodwill was reduced by $973 million and accumulated impairment losses was reduced by $752 million.

Intangible Assets

Intangible assets were as follows:

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizing Intangible Assets:
Management and franchise agreements	$2,653	$(1,634)	$1,019
Leases	348	(158)	190
Capitalized software	555	(391)	164
Hilton Honors	335	(192)	143
Other	42	(32)	10
	$3,933	$(2,407)	$1,526

Non-amortizing Intangible Assets:
Brands	$4,848	$—	$4,848

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizing Intangible Assets:
Management and franchise agreements	$2,616	$(1,467)	$1,149
Leases	390	(156)	234
Capitalized software	468	(293)	175
Hilton Honors	341	(174)	167
Other	38	(28)	10
	$3,853	$(2,118)	$1,735

Non-amortizing Intangible Assets:
Brands	$4,919	$—	$4,919

We recorded amortization expense of $328 million, $341 million and $315 million for the years ended December 31, 2016, 2015 and 2014, respectively, including $95 million, $94 million and $79 million, respectively, of amortization expense on capitalized software. Changes to our brands intangible asset during the years ended December 31, 2016 and 2015 were due to foreign currency translations.

We estimate our future amortization expense for our amortizing intangible assets to be as follows:

Year	(in millions)
2017	$302
2018	282
2019	259
2020	208
2021	81
Thereafter	394
$1,526

Note 11: Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other were as follows:

	December 31,
	2016	2015
	(in millions)
Accrued employee compensation and benefits	$584	$475
Accounts payable	381	331
Liability for guest loyalty program, current	543	494
Deposit liabilities	218	212
Deferred revenues, current	65	65
Insurance reserves, current	99	90
Other accrued expenses	563	539
	$2,453	$2,206

Deferred revenues and deposit liabilities are related to our timeshare business and hotel operations. Other accrued expenses consist of taxes, rent, interest and various other accrued balances.

Note 12: Debt

Long-term Debt

Long-term debt balances, including obligations for capital leases, and associated interest rates as of December 31, 2016, as well as issuances and repayments related to financing transactions that occurred during the year ended December 31, 2016 were as follows:

	December 31, 2016				December 31, 2015
	Interest
	Rate(1)	Balance	Issuances	Repayments	Balance
	(%)	(in millions)
Senior notes due 2021	5.625	$1,500	$—	$—	$1,500
Senior notes due 2024(2)	4.25	1,000	1,000	—	—
Senior notes due 2024(3)	6.125	300	300	—	—
Senior secured term loan facility due 2020	3.50	750	—	(250)	1,000
Senior secured term loan facility due 2023(4)	3.26	3,209	—	(16)	3,225
Senior secured term loan facility due 2021(3)	2.94	200	200	—	—
Senior unsecured term loan facility due 2021(5)	2.22	750	750	—	—
Commercial mortgage-backed securities loan due 2018	N/A	—	—	(3,418)	3,418
Commercial mortgage-backed securities loans due 2023 to 2026(5)	4.17	2,000	2,000	—	—
Mortgage loan due 2018	N/A	—	—	(450)	450
Mortgage loan due 2026(5)	4.17	165	165	(104)	104
Other mortgage loans and other property debt due 2017 to 2022(6)	2.95	63			62
Other unsecured notes due 2017	7.50	54			54
Capital lease obligations due 2018 to 2094	6.38	242			245
		10,233			10,058
Less: unamortized deferred financing costs and discounts		(115)			(107)
Less: current maturities of long-term debt(7)		(98)			(94)
		$10,020			$9,857
____________

(1)	Weighted average rate, where applicable.

(2)	Issued by Hilton.

(3)	Issued by HGV.

(4)	This term loan was amended during the year ended December 31, 2016, as discussed under "Senior Credit Facilities" below.

(5)	Issued by Park.

(6)	For mortgage loans with maturity date extensions that are solely at our option, we assumed they were exercised.

(7)	Net of unamortized deferred financing costs and discounts attributable to current maturities of long-term debt.

Senior Notes

In November 2016, HGV issued $300 million aggregate principal amount of 6.125% senior notes due 2024 (the "6.125% Senior Notes due 2024") and incurred $8 million of debt issuance costs. Interest on the 6.125% Senior Notes due 2024 is payable semi-annually in arrears on June 1 and December 1 of each year, beginning in June 2017. The 6.125% Senior Notes due 2024 are guaranteed on a senior unsecured basis by certain HGV subsidiaries.

In August 2016, Hilton issued $1.0 billion aggregate principal amount of 4.25% senior notes due 2024 (the "4.25% Senior Notes due 2024") and incurred $20 million of debt issuance costs. Interest on the 4.25% Senior Notes due 2024 is payable semi-annually in arrears on March 1 and September 1 of each year, beginning in March 2017.

The senior notes due 2021 (the "Senior Notes due 2021") and the 4.25% Senior Notes due 2024 are guaranteed on a senior unsecured basis by the same subsidiaries as the senior secured credit facility that we entered into in 2013 (the "2013 Senior Secured Credit Facility"). See below and Note 27: "Condensed Consolidating Guarantor Financial Information" for additional details.

Senior Credit Facilities

Senior Secured Credit Facilities

In December 2016, HGV entered into a senior secured credit facility (the "2016 Senior Secured Credit Facility"), consisting of a $200 million senior secured revolving credit facility (the "2016 Revolving Credit Facility") and a $200 million senior secured term loan facility (the "2016 Term Loan"), each with a five-year maturity. The 2016 Revolving Credit Facility allows for up to $30 million to be drawn in the form of letters of credit. As of December 31, 2016, we had no letters of credit or borrowings outstanding under the 2016 Revolving Credit Facility. There is a minimum commitment fee of 0.30 percent per annum under the 2016 Revolving Credit Facility in respect of the unused commitments thereunder. The 2016 Term Loan bears interest at a variable rate, which is payable quarterly. The obligations under the 2016 Senior Secured Credit Facility are unconditionally and irrevocably guaranteed by Hilton on an unsecured basis, through the date of the spin-offs, and certain HGV subsidiaries on a secured basis.

The 2013 Senior Secured Credit Facility, which remained with Hilton following the spin-offs, consists of a $1.0 billion senior secured revolving credit facility (the "2013 Revolving Credit Facility") and a senior secured term loan facility (the "2013 Term Loans"). The obligations of the 2013 Senior Secured Credit Facility are unconditionally and irrevocably guaranteed by us and substantially all of our direct or indirect wholly owned domestic subsidiaries, excluding our subsidiaries that were designated for spin-off to Park and HGV.

In November 2016, we amended the 2013 Revolving Credit Facility to extend the maturity to November 2021 and incurred $5 million of debt issuance costs. As of December 31, 2016, we had $45 million of letters of credit outstanding under the 2013 Revolving Credit Facility and a borrowing capacity of $955 million. We are required to pay a commitment fee of 0.125 percent per annum under the 2013 Revolving Credit Facility in respect of the unused commitments thereunder.

In August 2016, we amended the 2013 Term Loans pursuant to which $3,225 million of outstanding 2013 Term Loans were converted into a new tranche of 2013 Term Loans due October 2023 with interest of LIBOR plus 2.50 percent per annum. In connection with the modification of the 2013 Term Loans, we recognized an $8 million discount as a reduction to long-term debt in our consolidated balance sheet and $4 million of other debt issuance costs included in other gain (loss), net in our consolidated statement of operations.

Senior Unsecured Credit Facility

In December 2016, Park entered into a senior unsecured credit facility (the "Senior Unsecured Credit Facility"), consisting of a $1.0 billion senior unsecured revolving credit facility (the "Unsecured Revolving Credit Facility") with a four-year maturity and a $750 million senior unsecured term loan facility (the "Unsecured Term Loan") with a five-year maturity. Both components of the Senior Unsecured Credit Facility bear interest at a variable rate, which is payable monthly or at the end of any applicable LIBOR interest period, but not less frequently than once every three months. We incurred $7 million and $6 million of debt issuance costs in connection with the Unsecured Revolving Credit Facility and Unsecured Term Loan, respectively. The Unsecured Revolving Credit Facility allows for up to $50 million to be drawn in the form of letters of credit and up to $50 million for short-term swingline borrowings. There is a commitment fee under the Unsecured Revolving Credit Facility in respect of the unused commitments thereunder of 0.20 percent to 0.30 percent per annum, depending on the usage of the Unsecured Revolving Credit Facility. Borrowings under the Unsecured Revolving Credit Facility were not permitted until the consummation of the spin-offs and, therefore, there were no letters of credit or borrowings outstanding under the Unsecured Revolving Credit Facility as of December 31, 2016.

CMBS and Mortgage Loans

In October 2016, we issued two new commercial mortgage-backed securities loans (the "2016 CMBS Loans") for Park, including a $725 million loan that bears interest at 4.11 percent per annum, matures in November 2023 and is secured by two of our U.S. owned real estate assets, and a $1,275 million loan that bears interest at 4.20 percent per annum, matures in November 2026 and is secured by one of our U.S. owned real estate assets. In connection with these issuances, we incurred $8 million of debt issuance costs.

During the year ended December 31, 2016, we repaid in full the commercial mortgage-backed securities loan entered into in 2013 (the "2013 CMBS Loan") and, as a result, all collateral securing it was released. In connection with the repayment, we wrote-off $19 million of debt issuance costs to other gain (loss), net in our consolidated statement of operations.

In November 2016, we repaid a $104 million mortgage loan secured by one of our U.S. owned hotel properties and issued a new mortgage loan secured by this property (the "2016 Mortgage Loan") in the aggregate amount of $165 million. The 2016 Mortgage Loan bears interest at 4.17 percent per annum and has an initial term of 10 years, with one five-year extension at the lenders' option. Interest is payable monthly in arrears beginning in January 2017.

As a result of an acquisition made during the year ended December 31, 2015, we assumed a $450 million mortgage loan secured by the Bonnet Creek Resort (the "Bonnet Creek Loan"), which was repaid in full during the year ended December 31, 2016.

Our commercial mortgage backed-securities loans and certain of our mortgage loans require us to deposit with the lenders certain cash reserves for restricted uses. As of December 31, 2016 and 2015, our consolidated balance sheets included $49 million of restricted cash and cash equivalents related to the loans outstanding as of each balance sheet date.

Timeshare Debt

Timeshare debt balances and associated interest rates as of December 31, 2016 were as follows:

	December 31,
	2016	2015
	(in millions)
Timeshare Facility with a rate of 1.96%, due 2019	$450	$150
Securitized Timeshare Debt with an average rate of 1.97%, due 2026	246	356
	696	506
Less: unamortized portion of deferred financing costs	(2)	(4)
Less: current maturities of timeshare debt	(73)	(110)
	$621	$392

In August 2016, we amended the terms of the Timeshare Facility to, among other things, increase the borrowing capacity from $300 million to $450 million, allowing us to borrow up to the maximum amount until August 2018 and requiring all amounts borrowed to be repaid in August 2019. In December 2016, we borrowed $300 million under the Timeshare Facility. The Timeshare Facility is secured by certain of our timeshare financing receivables. See Note 7: "Financing Receivables" for further information.

The Securitized Timeshare Debt is backed by a pledge of assets, consisting primarily of a pool of timeshare financing receivables secured by first mortgages or deeds of trust on timeshare interests. The Securitized Timeshare Debt is a non-recourse obligation and is payable solely from the pool of timeshare financing receivables pledged as collateral to the debt and related assets.

We are required to deposit payments received from customers on the pledged timeshare financing receivables and securitized timeshare financing receivables related to the Timeshare Facility and Securitized Timeshare Debt, respectively, into a depository account maintained by a third party. On a monthly basis, the depository account will be used to make any required principal, interest and other payments due with respect to the Timeshare Facility and Securitized Timeshare Debt. The balance in the depository account, totaling $22 million and $17 million as of December 31, 2016 and 2015, respectively, was included in restricted cash and cash equivalents in our consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt as of December 31, 2016 were as follows:

	Long-term Debt	Timeshare Debt
Year	(in millions)
2017	$105	$74
2018	60	50
2019	57	486
2020	820	47
2021	2,460	39
Thereafter(1)	6,731	—
	$10,233	$696
____________

(1)	We assumed all extensions that are solely at our option for purposes of calculating maturity dates.

Note 13: Deferred Revenues

Deferred revenues were as follows:

	December 31,
	2016	2015
	(in millions)
Hilton Honors points sales(1)	$29	$233
Other	35	50
	$64	$283
____________

(1)
In 2013, we sold Hilton Honors points to issuers of Hilton Honors co-branded credit cards and recorded deferred revenue upon receipt of the cash. The deferred revenue balance is reduced and revenue is recognized as the issuers use the points for promotions, rewards and incentive programs and certain other activities.

Note 14: Other Liabilities

Other long-term liabilities were as follows:

	December 31,
	2016	2015
	(in millions)
Program surplus	$446	$420
Pension obligations	215	183
Other long-term tax liabilities	482	295
Deferred employee compensation and benefits	117	173
Insurance reserves	131	87
Other	118	124
	$1,509	$1,282

Program surplus represents obligations to operate our marketing, sales and brand programs on behalf of our hotel owners. Guarantee liability is related to obligations under our outstanding performance guarantees. Our obligations related to the insurance claims are expected to be satisfied, on average, over the next three years.

Note 15: Derivative Instruments and Hedging Activities

During the years ended December 31, 2016, 2015 and 2014, derivatives were used to hedge the interest rate risk associated with variable-rate debt as required by certain loan agreements, as well as foreign exchange risk associated with certain foreign currency denominated cash balances.

During the year ended December 31, 2016, we dedesignated four interest rate swaps that were previously designated as cash flow hedges as they no longer met the criteria for hedge accounting. These interest rate swaps, which swapped three-month LIBOR on the 2013 Term Loans to a fixed rate of 1.87 percent, expire in October 2018 and, as of December 31, 2016, had an aggregate notional amount of $1.45 billion.

As of December 31, 2016, we held 68 short-term foreign exchange forward contracts with an aggregate notional amount of $326 million to offset exposure to fluctuations in our foreign currency denominated cash balances. We elected not to designate these foreign exchange forward contracts as hedging instruments.

Fair Value of Derivative Instruments

The fair values of our derivative instruments in our consolidated balance sheets were as follows:

		December 31,
	Balance Sheet Classification	2016	2015
		(in millions)
Cash Flow Hedges:
Interest rate swaps	Other liabilities	N/A	$15

Non-designated Hedges:
Interest rate swaps	Other liabilities	$12	N/A
Forward contracts	Other current assets	3	1
Forward contracts	Accounts payable, accrued expenses and other	4	1

Earnings Effect of Derivative Instruments

The amounts of gain (loss) recognized in our consolidated statements of operations and consolidated statements of comprehensive income before any effect for income taxes were as follows:

		Year Ended December 31,
	Classification of Gain (Loss) Recognized	2016	2015	2014
		(in millions)
Cash Flow Hedges:
Interest rate swaps(1)	Other comprehensive loss	$(7)	$(11)	$(14)

Non-designated Hedges:
Interest rate swaps	Other gain (loss), net	4	N/A	N/A
Interest rate swaps(2)	Interest expense	4	N/A	N/A
Forward contracts	Gain (loss) on foreign currency transactions	7	11	1
____________

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the years ended December 31, 2016, 2015 and 2014.

(2)
The amount recognized during the year ended December 31, 2016 is related to the dedesignation of these instruments as cash flow hedges and was reclassified from accumulated other comprehensive loss as the underlying transactions occurred.

Note 16: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair value of certain financial instruments and the hierarchy level we used to estimate fair values are shown below:

	December 31, 2016
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$958	$—	$958	$—
Restricted cash equivalents	11	—	11	—
Timeshare financing receivables(1)	1,031	—	—	1,153
Liabilities:
Long-term debt(2)(3)	9,843	2,886	—	7,152
Timeshare debt(3)	694	—	—	696
Interest rate swaps	12	—	12	—

	December 31, 2015
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$327	$—	$327	$—
Restricted cash equivalents	18	—	18	—
Timeshare financing receivables(1)	976	—	—	1,080
Liabilities:
Long-term debt(2)(3)	9,673	1,619	—	8,267
Timeshare debt(3)	502	—	—	506
Interest rate swaps	15	—	15	—
____________

(1)	Carrying value includes allowance for loan loss.

(2)
Excludes capital lease obligations with a carrying value of $242 million and $245 million as of December 31, 2016 and December 31, 2015, respectively, and debt of certain consolidated VIEs with a carrying value of $33 million and $32 million, respectively.

(3)	Carrying value includes unamortized deferred financing costs and discounts.

The fair values of financial instruments not included in this table are estimated to be equal to their carrying values as of December 31, 2016 and December 31, 2015. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

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

The estimated fair values of our Level 1 long-term debt were based on prices in active debt markets. The estimated fair values of our Level 3 long-term debt were based on: (i) indicative quotes received for similar issuances; (ii) the expected future cash flows discounted at risk-adjusted rates; or (iii) the carrying value, excluding unamortized deferred financing costs, where the interest rates approximated current market rates.

The estimated fair values of our timeshare debt were based on the carrying values, excluding unamortized deferred financing costs, as the interest rates approximated current market rates.

We measure our interest rate swaps at fair value, which were estimated using an income approach. The primary inputs into our fair value estimate include interest rates and yield curves based on observable market inputs of similar instruments.

Note 17: Leases

We lease hotel properties, land, equipment and corporate office space under operating and capital leases. As of December 31, 2016 and 2015, we leased 66 and 69 hotels, respectively, under operating leases, and five hotels under capital leases. As of December 31, 2016 and 2015, two of these capital leases were liabilities of VIEs that we consolidated and were non-recourse to us. Our leases expire at various dates from 2017 through 2196, with varying renewal options, and the majority expire before 2026.

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

The future minimum rent payments under non-cancelable leases, due in each of the next five years and thereafter as of December 31, 2016, were as follows:

	Operating Leases	Capital Leases	Non-Recourse Capital Leases
Year	(in millions)
2017	$210	$5	$14
2018	191	5	23
2019	177	6	23
2020	171	6	24
2021	161	6	24
Thereafter	1,081	105	174
Total minimum rent payments	$1,991	133	282
Less: amount representing interest		(82)	(91)
Present value of net minimum rent payments		$51	$191

Rent expense for all operating leases was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Minimum rentals	$268	$290	$293
Contingent rentals	120	126	146
	$388	$416	$439

Note 18: Income Taxes

Our tax provision includes federal, state and foreign income taxes payable. The domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
U.S. income before tax	$1,582	$1,178	$937
Foreign income (loss) before tax	(327)	318	210
Income before income taxes	$1,255	$1,496	$1,147

The components of our provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Current:
Federal	$787	$446	$323
State	107	45	28
Foreign	76	68	100
Total current	970	559	451
Deferred:
Federal	(123)	(527)	8
State	74	(23)	10
Foreign	(30)	71	(4)
Total deferred	(79)	(479)	14
Total provision for income taxes	$891	$80	$465

Reconciliations of our tax provision at the U.S. statutory rate to the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Statutory U.S. federal income tax provision	$439	$524	$402
State income taxes, net of U.S. federal tax benefit	47	53	35
Foreign income tax expense	127	119	56
Foreign losses not subject to U.S. tax	—	—	(7)
Nontaxable liquidation of subsidiaries	—	(640)	—
U.S. benefit of foreign taxes	(69)	(118)	(55)
Corporate restructuring	513	—	—
Change in deferred tax asset valuation allowance	(72)	15	14
Change in basis difference in foreign subsidiaries	20	8	10
Provision (benefit) for uncertain tax positions	(139)	18	5
Non-deductible transaction costs	27	—	—
Non-deductible share-based compensation	—	23	11
Non-deductible goodwill	—	77	—
Other, net	(2)	1	(6)
Provision for income taxes	$891	$80	$465

During the year ended December 31, 2016, we effected two corporate structuring transactions that included (i) the organization of Hilton's assets and subsidiaries in preparation for the spin-offs, and (ii) a restructuring of Hilton's international assets and subsidiaries (the "international restructuring"). The international restructuring involved a transfer of certain assets, including intellectual property used in the international business, from U.S. subsidiaries to foreign subsidiaries, and became effective in December 2016. The transfer of the intellectual property resulted in the recognition of tax expense representing the estimated U.S. tax expected to be paid in future years on income generated from the intellectual property transferred to foreign jurisdictions. Further, our deferred effective tax rate is determined based upon the composition of applicable federal and state tax rates. Due to the changes in the footprint of the Company and the expected applicable tax rates at which our domestic deferred tax assets and liabilities will reverse in future periods as a result of the described structuring activities, our estimated deferred effective tax rate has increased. In total, these structuring transactions resulted in additional income tax expense of $513 million during the three months ended December 31, 2016.

After the 2016 international restructuring, based on our consideration of all available positive and negative evidence, we determined that it was more likely than not we would be able to realize the benefit of various foreign deferred tax assets. Accordingly, as of December 31, 2016, we released valuation allowances of $32 million against our foreign deferred tax assets.

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

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax asset (liability) were as follows:

	December 31,
	2016	2015
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$410	$456
Compensation	228	254
Other reserves	72	88
Capital lease obligations	92	100
Insurance reserves	36	51
Program surplus	84	79
Other	83	108
Total gross deferred tax assets	1,005	1,136
Less: valuation allowance	(507)	(491)
Deferred tax assets	498	645
Deferred tax liabilities:
Property and equipment	(2,377)	(2,198)
Brands	(1,626)	(1,889)
Amortizable intangible assets	(330)	(520)
Investments	(64)	(11)
Investment in foreign subsidiaries	(39)	(35)
Deferred income	(520)	(544)
Deferred tax liabilities	(4,956)	(5,197)
Net deferred taxes	$(4,458)	$(4,552)

As of December 31, 2016, we had state and foreign net operating loss carryforwards of $192 million and $1.6 billion, respectively, which resulted in deferred tax assets of $10 million for state jurisdictions and $400 million for foreign jurisdictions. Approximately $17 million of our deferred tax assets as of December 31, 2016 related to net operating loss carryforwards that will expire between 2017 and 2036 with less than $1 million of that amount expiring in 2017. Approximately $393 million of our deferred tax assets as of December 31, 2016 resulted from net operating loss carryforwards that are not subject to expiration. We believe that it is more likely than not that the benefit from certain state and foreign net operating loss carryforwards will not be realized. In recognition of this assessment, we provided a valuation allowance of $385 million as of December 31, 2016 on the deferred tax assets relating to these state and foreign net operating loss carryforwards. Our total valuation allowance relating to these net operating loss carryforwards and other deferred tax assets increased $16 million during the year ended December 31, 2016.

We classify reserves for tax uncertainties within current income taxes payable and other long-term liabilities in our consolidated balance sheets. Reconciliations of the beginning and ending amount of unrecognized tax benefits were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Balance at beginning of year	$407	$401	$435
Additions for tax positions related to the prior year	65	12	25
Additions for tax positions related to the current year	9	8	10
Reductions for tax positions for prior years	(204)	(4)	(63)
Settlements	(21)	(4)	(1)
Lapse of statute of limitations	(3)	(2)	(2)
Currency translation adjustment	—	(4)	(3)
Balance at end of year	$253	$407	$401

The changes to our unrecognized tax benefits during the years ended December 31, 2016 and 2015 were primarily the result of items identified, resolved and settled as part of our ongoing U.S. federal audit. We recognize interest and penalties accrued related to uncertain tax positions in income tax expense. As of December 31, 2016 and 2015, we had accrued approximately $31 million and $27 million, respectively, for the payment of interest and penalties. We accrued approximately $4 million, $5 million and $8 million during the years ended December 31, 2016, 2015 and 2014, respectively. Included in the balance of uncertain tax positions as of December 31, 2016 and 2015 were $217 million and $377 million, respectively, associated with positions that if favorably resolved would provide a benefit to our effective tax rate. As a result of the expected resolution of examination issues with federal, state, and foreign tax authorities, we believe it is reasonably possible that during the next 12 months the amount of unrecognized tax benefits will decrease up to $8 million.

We file income tax returns, including returns for our subsidiaries, with federal, state and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service ("IRS") on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. We are no longer subject to U.S. federal income tax examination for years through 2004. As of December 31, 2016, we remain subject to federal examinations from 2005-2015, state examinations from 2003-2015 and foreign examinations of our income tax returns for the years 1996 through 2015.

In April 2014, we received 30-day Letters from the IRS and the Revenue Agents Report ("RAR") for the 2006 and October 2007 tax years. We disagreed with several of the proposed adjustments in the RAR, filed a formal appeals protest with the IRS and did not make any tax payments related to this audit. The issues being protested in appeals relate to assertions by the IRS that: (1) certain foreign currency-denominated intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries; (2) in calculating the amount of U.S. taxable income resulting from our Hilton Honors guest loyalty program, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed; and (3) certain foreign-currency denominated loans issued by one of our Luxembourg subsidiaries whose functional currency is USD, should instead be treated as issued by one of our Belgian subsidiaries whose functional currency is the euro, and thus foreign currency gains and losses with respect to such loans should have been measured in euros, instead of USD. Additionally, in January 2016, we received a 30-day Letter from the IRS and the RAR for the December 2007 through 2010 tax years. The RAR includes the proposed adjustments for tax years December 2007 through 2010, which reflect the carryover effect of the three protested issues from 2006 through October 2007. These proposed adjustments will also be protested in appeals, and formal appeals protests have been submitted. In total, the proposed adjustments sought by the IRS would result in additional U.S. federal tax owed of approximately $874 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to our Hilton Honors guest loyalty program would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. However, as a result of recent developments related to the appeals process discussion that have taken place in 2016, we have determined based on on-going discussions with the IRS, it is more likely than not that we will not recognize the full benefit related to certain of the issues being appealed. Accordingly, as of December 31, 2016, we have recorded a $44 million unrecognized tax benefit.

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

We have a noncontributory retirement plan in the U.S. (the "Domestic Plan"), which covers certain employees not earning union benefits. This plan was frozen for participant benefit accruals in 1996; therefore, the projected benefit obligation is equal to the accumulated benefit obligation. The plan assets will be used to pay benefits due to employees for service through December 31, 1996. As employees have not accrued additional benefits since that time, we do not utilize salary or pension inflation assumptions in calculating our benefit obligation for the Domestic Plan. The annual measurement date for the Domestic Plan is December 31.

We also have multiple employee benefit plans that cover many of our international employees. These include (i) a plan that covers workers in the United Kingdom (the "U.K. Plan"), which was frozen to further service accruals on November 30, 2013;

and (ii) a number of smaller plans that cover workers in various countries around the world (the "International Plans"). The annual measurement date for all of these plans is December 31.

We are required to recognize the funded status of our pension plans, which is the difference between the fair value of plan assets and the projected benefit obligations, in our consolidated balance sheets and make corresponding adjustments for changes in the value through accumulated other comprehensive loss, net of tax.

The following table presents the projected benefit obligation, the fair value of plan assets, the funded status and the accumulated benefit obligation for the Domestic Plan, the U.K. Plan and the International Plans:

	Domestic Plan		U.K. Plan		International Plans
	2016	2015	2016	2015	2016	2015
	(in millions)
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$394	$425	$391	$415	$82	$115
Service cost	—	—	2	1	2	2
Interest cost	13	16	12	15	2	2
Actuarial loss (gain)	1	(8)	87	(5)	2	(1)
Settlements and curtailments	(2)	(14)	—	—	(1)	(4)
Effect of foreign exchange rates	—	—	(74)	(19)	(1)	(4)
Benefits paid	(25)	(25)	(14)	(16)	(5)	(28)
Benefit obligation at end of year	$381	$394	$404	$391	$81	$82

Change in Plan Assets:
Fair value of plan assets at beginning of year	$265	$283	$368	$390	$60	$85
Actual return on plan assets, net of expenses	11	(11)	42	(1)	1	—
Employer contributions	18	32	5	13	3	8
Effect of foreign exchange rates	—	—	(65)	(18)	—	(1)
Benefits paid	(25)	(25)	(14)	(16)	(5)	(28)
Settlements	(2)	(14)	—	—	(1)	(4)
Fair value of plan assets at end of year	267	265	336	368	58	60
Funded status at end of year (underfunded)	(114)	(129)	(68)	(23)	(23)	(22)
Accumulated benefit obligation	$381	$394	$404	$391	$81	$82

Amounts recognized in the consolidated balance sheets consisted of:

	Domestic Plan		U.K. Plan		International Plans
	2016	2015	2016	2015	2016	2015
	(in millions)
Other non-current assets	$4	$2	$—	$—	$6	$7
Other liabilities	(118)	(131)	(68)	(23)	(29)	(29)
Net amount recognized	$(114)	$(129)	$(68)	$(23)	$(23)	$(22)

Amounts recognized in accumulated other comprehensive loss consisted of:

	Domestic Plan			U.K. Plan			International Plans
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(in millions)
Net actuarial loss	$—	$15	$42	$41	$16	$33	$3	$1	$10
Prior service credit	(3)	(4)	(4)	—	—	—	—	—	—
Amortization of net gain	(3)	(3)	(7)	(2)	(2)	(1)	(1)	(9)	(1)
Net amount recognized	$(6)	$8	$31	$39	$14	$32	$2	$(8)	$9

The estimated unrecognized net losses and prior service cost that will be amortized into net periodic pension cost over the fiscal year following the indicated year were as follows:

	Domestic Plan			U.K. Plan			International Plans
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(in millions)
Unrecognized net losses	$2	$2	$3	$4	$2	$2	$—	$—	$1
Unrecognized prior service cost	4	4	4	—	—	—	—	—	—
Amount unrecognized	$6	$6	$7	$4	$2	$2	$—	$—	$1

The net periodic pension cost (credit) was as follows:

	Domestic Plan			U.K. Plan			International Plans
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(in millions)
Service cost	$8	$7	$7	$2	$2	$1	$3	$3	$2
Interest cost	13	16	17	12	15	17	2	2	4
Expected return on plan assets	(19)	(19)	(18)	(22)	(25)	(24)	(3)	(4)	(4)
Amortization of prior service cost	4	4	4	—	—	—	—	—	—
Amortization of net loss	3	3	1	2	2	1	—	—	1
Settlement losses	—	—	5	—	—	—	—	10	1
Net periodic pension cost (credit)	$9	$11	$16	$(6)	$(6)	$(5)	$2	$11	$4

The weighted-average assumptions used to determine benefit obligations were as follows:

	Domestic Plan		U.K. Plan		International Plans
	2016	2015	2016	2015	2016	2015
Discount rate	4.0%	4.3%	2.8%	3.9%	3.1%	3.5%
Salary inflation	N/A	N/A	1.9	1.7	2.1	2.1
Pension inflation	N/A	N/A	3.1	2.8	1.7	1.6

The weighted-average assumptions used to determine net periodic pension cost (credit) were as follows:

	Domestic Plan			U.K. Plan			International Plans
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate	4.2%	3.9%	4.7%	3.9%	3.8%	4.7%	3.5%	3.3%	4.3%
Expected return on plan assets	7.3	7.5	7.5	6.5	6.5	6.5	5.4	5.1	6.0
Salary inflation	N/A	N/A	N/A	1.7	1.6	1.9	2.1	2.2	2.3
Pension inflation	N/A	N/A	N/A	2.8	2.8	3.0	1.6	1.8	1.9

The investment objectives for the various plans are preservation of capital, current income and long-term growth of capital. All plan assets are managed by outside investment managers and do not include investments in Hilton stock. Asset allocations are reviewed periodically by the investment managers.

Expected long-term returns on plan assets are determined using historical performance for debt and equity securities held by our plans, actual performance of plan assets and current and expected market conditions. Expected returns are formulated based on the target asset allocation. The target asset allocation for the Domestic Plan as a percentage of total plan assets, as of December 31, 2016 and 2015, was 65 percent and 60 percent, respectively, in funds that invest in equity securities, and 35 percent and 40 percent, respectively, in funds that invest in debt securities. The target asset allocation for the U.K. Plan and the International Plans was 65 percent in funds that invest in equity and debt securities and 35 percent in bond funds as of December 31, 2016 and 2015, respectively.

The following tables present the fair value hierarchy of total plan assets measured at fair value by asset category. The fair values of Level 2 assets were based on available market pricing information of similar financial instruments. There were no Level 3 assets as of December 31, 2016 and 2015.

	December 31, 2016
	Domestic Plan		U.K. Plan		International Plans
	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2
	(in millions)
Cash and cash equivalents	$—	$—	$—	$—	$10	$—
Equity funds	25	—	—	—	3	6
Debt securities	1	62	—	—	—	—
Bond funds	—	—	—	—	—	6
Common collective trusts	—	139	—	336	—	33
Other	—	40	—	—	—	—
Total	$26	$241	$—	$336	$13	$45

	December 31, 2015
	Domestic Plan		U.K. Plan		International Plans
	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2
	(in millions)
Cash and cash equivalents	$—	$—	$—	$—	$10	$—
Equity funds	64	—	—	—	4	7
Debt securities	2	71	—	—	—	—
Bond funds	—	—	—	—	—	7
Common collective trusts	—	128	—	368	—	32
Total	$66	$199	$—	$368	$14	$46
We expect to contribute approximately $21 million, $8 million and $4 million to the Domestic Plan, the U.K. Plan and the International Plans, respectively, in 2017.

As of December 31, 2016, the benefits expected to be paid in the next five years and in the aggregate for the five years thereafter were as follows:

	Domestic Plan	U.K. Plan	International Plans
Year	(in millions)
2017	$30	$13	$9
2018	27	13	5
2019	26	13	5
2020	26	14	5
2021	26	14	5
2022-2026	124	73	24
	$259	$140	$53

As of January 1, 2007, the Domestic Plan and plans maintained for certain domestic hotels currently or formerly managed by us were merged into a multiple employer plan. As of December 31, 2016, the multiple employer plan had combined plan assets of $289 million and a projected benefit obligation of $405 million.

We also have plans covering qualifying employees and non-officer directors (the "Supplemental Plans"). Benefits for the Supplemental Plans are based upon years of service and compensation. Since December 31, 1996, employees and non-officer directors have not accrued additional benefits under the Supplemental Plans. These plans are self-funded by us and, therefore, have no plan assets isolated to pay benefits due to employees. As of December 31, 2016 and 2015, these plans had benefit obligations of $19 million and $17 million, respectively, which were fully accrued in other liabilities in our consolidated balance sheets. Expense incurred under the Supplemental Plans for the years ended December 31, 2016 was $3 million and for the years ended December 31, 2015 and 2014 was less than $1 million.

We have various employee defined contribution investment plans whereby we contribute matching percentages of employee contributions. The aggregate expense under these plans totaled $23 million during each of the years ended December 31, 2016, 2015 and 2014.

Note 20: Share-Based Compensation

We recorded share-based compensation expense of $91 million, $162 million and $74 million during the years ended December 31, 2016, 2015 and 2014, respectively, which includes amounts reimbursed by hotel owners. The total tax benefit recognized related to this compensation expense was $35 million, $37 million and $34 million for the years ended December 31, 2016, 2015 and 2014, respectively. Share-based compensation expense for the years ended December 31, 2015 and 2014 included compensation expense that was recognized when certain remaining awards granted in connection with our initial public offering vested during 2015 and 2014. Additionally, we terminated a cash-based, long-term incentive plan and reversed the associated accruals resulting in a reduction of compensation expense for the year ended December 31, 2014. As of December 31, 2016 and 2015, we accrued $16 million and $7 million, respectively, in accounts payable, accrued expenses and other in our consolidated balance sheets for certain awards settled in cash.

As of December 31, 2016, unrecognized compensation expense for unvested awards was approximately $99 million, which is expected to be recognized over a weighted-average period of 1.7 years on a straight-line basis. There were 21,823,633 shares of common stock available for future issuance under the Stock Plan as of December 31, 2016.

All share and share-related information have been adjusted to reflect the Reverse Stock Split. See Note 1: "Organization" for further discussion.

RSUs

The following table provides information about our RSU grants for the last three fiscal years:

	Year Ended December 31,
	2016	2015	2014
Number of shares granted	1,169,238	679,546	1,883,454
Weighted average grant date fair value per share	$59.73	$82.38	$64.59
Fair value of shares vested (in millions)(1)	$40	$90	$—
____________

(1)	The fair value of shares vested during the year ended December 31, 2014 was less than $1 million.

The following table summarizes the activity of our RSUs during the year ended December 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2015	1,246,084	$73.44
Granted	1,169,238	59.73
Vested	(683,262)	70.50
Forfeited	(107,519)	66.90
Outstanding as of December 31, 2016	1,624,541	65.24

Options

The following table provides information about our option grants for the last three fiscal years:

	Year Ended December 31,
	2016	2015	2014
Number of options granted	503,150	309,528	334,530
Weighted average exercise price per share	$58.83	$82.38	$64.59
Weighted average grant date fair value per share	$16.41	$25.17	$22.74

The grant date fair value of each of these option grants was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected volatility(1)	32.00%	28.00%	33.00%
Dividend yield(2)	1.43%	—%	—%
Risk-free rate(3)	1.36%	1.67%	1.85%
Expected term (in years)(4)	6.0	6.0	6.0
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

(2)	Estimated based on the expected annualized dividend payment at the date of grant. For the 2014 and 2015 options, we had no plans to pay dividends during the expected term at the time of grant.

(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.

(4)	Estimated using the average of the vesting periods and the contractual term of the options.

The following table summarizes the activity of our options during the year ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2015	616,832	$73.47
Granted	503,150	58.83
Exercised	(5,724)	64.59
Forfeited, canceled or expired	(38,227)	69.03
Outstanding as of December 31, 2016	1,076,031	66.83
Exercisable as of December 31, 2016	293,517	70.57

The weighted average remaining contractual term for options outstanding as of December 31, 2016 was 8.2 years.

Performance Shares

In November 2016, we modified our performance shares whereby we will convert the performance shares granted in 2015 and 2016 to RSUs based on a 100 percent achievement percentage with the same vesting periods as the original awards contingent upon the occurrence of the spin-offs, which was determined to be 100 percent probable. We recognized $0.3 million of incremental expense related to the modification of these grants during the year ended December 31, 2016. We will recognize additional expense of $6.5 million from the modification over the remaining terms of the awards.

The following table provides information about our performance share grants for the last three fiscal years:

	Year Ended December 31,
	2016	2015	2014
Relative Shareholder Return:
Number of shares granted	300,784	204,523	176,661
Weighted average grant date fair value per share	$62.43	$98.94	$70.68
Fair value of shares vested (in millions)	$16	$—	$—

EBITDA CAGR:
Number of shares granted	300,784	204,523	176,661
Weighted average grant date fair value per share	$58.83	$82.38	$64.59
Fair value of shares vested (in millions)	$12	$—	$—

The grant date fair value of each of the performance shares based on relative shareholder return was determined using a Monte Carlo simulation valuation model with the following assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected volatility(1)	31.00%	24.00%	30.00%
Dividend yield(2)	—%	—%	—%
Risk-free rate(3)	0.92%	1.04%	0.70%
Expected term (in years)(4)	2.8	2.8	2.8
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

(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.

(4)	Midpoint of the 30-calendar day period preceding the end of the performance period.

The following table summarizes the activity of our performance shares during the year ended December 31, 2016:

	Relative Shareholder Return		EBITDA CAGR
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2015	366,361	$86.37	366,361	$74.49
Granted	300,784	62.43	300,784	58.83
Vested	(152,835)	70.68	(152,835)	64.59
Forfeited or canceled	(178,508)	77.58	(178,508)	68.61
Outstanding as of December 31, 2016	335,802	76.74	335,802	68.09

DSUs

During the years ended December 31, 2016 and 2015, we issued to our independent directors 11,393 and 6,179 DSUs, respectively, with grant date fair values of $66.12 and $84.96, respectively.

Note 21: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"). All share and per share amounts have been adjusted to reflect the Reverse Stock Split. See Note 1: "Organization" for further discussion.

	Year Ended December 31,
	2016	2015	2014
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$348	$1,404	$673
Denominator:
Weighted average shares outstanding	329	329	328
Basic EPS	$1.06	$4.27	$2.05

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$348	$1,404	$673
Denominator:
Weighted average shares outstanding	330	330	329
Diluted EPS	$1.05	$4.26	$2.05

Approximately 1 million share-based compensation awards were excluded from the weighted average shares outstanding in the computation of diluted EPS for the year ended December 31, 2016, and less than 1 million awards were excluded for the years ended December 31, 2015 and 2014 because their effect would have been anti-dilutive under the treasury stock method.

Note 22: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2013	$(136)	$(134)	$6	$(264)

Other comprehensive loss before reclassifications	(299)	(49)	(9)	(357)
Amounts reclassified from accumulated other comprehensive loss	(5)	4	—	(1)
Net current period other comprehensive loss	(304)	(45)	(9)	(358)

Equity contribution to consolidated variable interest entities	(6)	—	—	(6)

Balance as of December 31, 2014	(446)	(179)	(3)	(628)

Other comprehensive loss before reclassifications	(150)	(21)	(7)	(178)
Amounts reclassified from accumulated other comprehensive loss	16	6	—	22
Net current period other comprehensive loss	(134)	(15)	(7)	(156)

Balance as of December 31, 2015	(580)	(194)	(10)	(784)

Other comprehensive loss before reclassifications	(157)	(63)	(5)	(225)
Amounts reclassified from accumulated other comprehensive loss	(1)	6	3	8
Net current period other comprehensive loss	(158)	(57)	(2)	(217)

Balance as of December 31, 2016	$(738)	$(251)	$(12)	$(1,001)
____________

(1)	Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature.

The following table presents additional information about reclassifications out of accumulated other comprehensive loss (amounts in parentheses indicate a loss in our consolidated statement of operations):

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Currency translation adjustment:
Sale and liquidation of foreign assets(1)	$—	$(25)	$3
Gains on net investment hedges(2)	1	—	2
Tax benefit(3)(4)	—	9	—
Total currency translation adjustment reclassifications for the period, net of tax	1	(16)	5

Pension liability adjustment:
Amortization of prior service cost(5)	(4)	(4)	(4)
Amortization of net loss(5)	(5)	(5)	(3)
Tax expense(3)	3	3	3
Total pension liability adjustment reclassifications for the period, net of tax	(6)	(6)	(4)

Cash flow hedge adjustment:
Dedesignation of interest rate swaps(6)	(4)	—	—
Tax benefit(3)	1	—	—
Total cash flow hedge adjustment reclassifications for the period, net of tax	(3)	—	—

Total reclassifications for the period, net of tax	$(8)	$(22)	$1
____________

(1)
Reclassified out of accumulated other comprehensive loss to gain on sales of assets, net for the year ended December 31, 2015 and other gain (loss), net for the year ended December 31, 2014 in our consolidated statements of operations.

(2)	Reclassified out of accumulated other comprehensive loss to gain (loss) on foreign currency transactions in our consolidated statements of operations.

(3)	Reclassified out of accumulated other comprehensive loss to income tax expense in our consolidated statements of operations.

(4)	The tax benefit was less than $1 million for the years ended December 31, 2016 and 2014.

(5)
Reclassified out of accumulated other comprehensive loss to general, administrative and other in our consolidated statements of operations. These amounts were included in the computation of net periodic pension cost. See Note 19: "Employee Benefit Plans" for additional information.

(6)	Reclassified out of accumulated other comprehensive loss to interest expense in our consolidated statements of operations.

Note 23: Business Segments

During the periods presented, our operations were organized in three distinct operating segments: ownership; management and franchise; and timeshare. Each segment was managed separately because of its distinct economic characteristics.

As of December 31, 2016, the ownership segment included 141 properties totaling 57,716 rooms, comprising 120 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, five hotels owned or leased by consolidated VIEs and 15 hotels that were owned or leased by unconsolidated affiliates. While equity in earnings (losses) from unconsolidated affiliates were not included in our measure of segment revenues, we managed these investments in our ownership segment and the results were included in our measure of segment profits.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us. As of December 31, 2016, this segment included 559 managed hotels and 4,175 franchised hotels totaling 4,734 hotels consisting of 738,724 rooms. This segment also earns fees for managing properties in our ownership and timeshare segments.

The timeshare segment includes the development of vacation ownership clubs and resorts, marketing and selling of timeshare intervals, resort operations and providing timeshare customer financing for the timeshare interests. This segment also provides assistance to third-party developers in selling their timeshare inventory. As of December 31, 2016, this segment included 47 timeshare properties totaling 7,657 units.

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

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Revenues:
Ownership	$4,157	$4,262	$4,271
Management and franchise	1,786	1,691	1,468
Timeshare	1,390	1,308	1,171
Segment revenues	7,333	7,261	6,910
Other revenues from managed and franchised properties	4,446	4,130	3,691
Other revenues	102	91	99
Intersegment fees elimination(1)	(218)	(210)	(198)
Total revenues	$11,663	$11,272	$10,502
____________

(1)	Includes the following intercompany charges that were eliminated in our consolidated financial statements:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Rental and other fees(a)	$27	$25	$28
Management, royalty and intellectual property fees(b)	135	131	113
Licensing fee(c)	45	43	44
Laundry services(d)	7	7	9
Other(e)	4	4	4
Intersegment fees elimination	$218	$210	$198
____________

(a)	Represents fees charged to our timeshare segment by our ownership segment.

(b)	Represents fees charged to our ownership segment by our management and franchise segment.

(c)	Represents fees charged to our timeshare segment by the management and franchise segment.

(d)
Represents charges to our ownership segment for services provided by our wholly owned laundry business. Revenues from our laundry business are included in other revenues. The laundry business was owned by Park effective January 3, 2017 upon completion of the spin-offs.

(e)	Represents other intercompany charges, which are a benefit to our ownership segment and a cost to corporate and other.

The following table provides a reconciliation of segment Adjusted EBITDA to consolidated net income:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Ownership(1)(2)	$1,029	$1,064	$1,000
Management and franchise(2)	1,786	1,691	1,468
Timeshare(2)	381	352	337
Segment Adjusted EBITDA	3,196	3,107	2,805
Corporate and other(2)	(221)	(228)	(255)
Interest expense	(587)	(575)	(618)
Income tax expense	(891)	(80)	(465)
Depreciation and amortization	(686)	(692)	(628)
Interest expense, income tax, depreciation and amortization and impairment loss included in equity in earnings from unconsolidated affiliates	(47)	(32)	(37)
Gain on sales of assets, net	9	306	—
Gain (loss) on foreign currency transactions	(13)	(41)	26
FF&E replacement reserve	(56)	(48)	(46)
Share-based compensation expense	(91)	(162)	(74)
Impairment loss	(15)	(9)	—
Other gain (loss), net	(26)	(1)	37
Other adjustment items(3)	(208)	(129)	(63)
Net income	$364	$1,416	$682
____________

(1)	Includes unconsolidated affiliate Adjusted EBITDA.

(2)
Our measures of Adjusted EBITDA included intercompany charges that were eliminated in our consolidated financial statements. Refer to the footnote to the segment revenues table for detail of the intercompany charges.

(3)
Includes $22 million and $95 million of severance costs related to the sale of the Waldorf Astoria New York for the years ended December 31, 2016 and 2015, respectively. Also includes $137 million of costs related to the spin-offs for the year ended December 31, 2016.

The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	December 31,
	2016	2015
	(in millions)
Ownership	$10,979	$11,269
Management and franchise	10,224	10,392
Timeshare	2,391	1,935
Corporate and other	2,617	2,026
	$26,211	$25,622

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Ownership	$270	$277	$245
Timeshare	28	17	14
Corporate and other	19	16	9
	$317	$310	$268

Total revenues by country were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
U.S.	$9,382	$8,844	$7,927
All other	2,281	2,428	2,575
	$11,663	$11,272	$10,502

Other than the U.S., there were no countries that individually represented more than 10 percent of total revenues for the years ended December 31, 2016, 2015 and 2014.

Property and equipment, net by country was as follows:

	December 31,
	2016	2015
	(in millions)
U.S.	$8,438	$8,612
All other	492	507
	$8,930	$9,119

Other than the U.S., there were no countries that individually represented more than 10 percent of total property and equipment, net as of December 31, 2016 and 2015.

Note 24: Commitments and Contingencies

As of December 31, 2016, we had an outstanding guarantee of $5 million, with a remaining term of seven years, for debt and other obligations of a third party. We have one letter of credit for $25 million that has been pledged as collateral for the guarantee. Although we believe it is unlikely that material payments will be required under the guarantee or letter of credit, there can be no assurance that this will be the case.

We have also provided performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of December 31, 2016, we had seven contracts containing performance guarantees, with expirations ranging from 2019 to 2030, and possible cash outlays totaling approximately $69 million. Our obligations in future periods depend on the operating performance levels of these hotels over the remaining terms of the performance guarantees. We do not have any letters of credit pledged as collateral against these guarantees. As of December 31, 2016 and 2015, we recorded approximately $11 million and $8 million, respectively, in accounts payable, accrued expenses and other and approximately $17 million and $25 million, respectively, in other liabilities in our consolidated balance sheets for an outstanding performance guarantee that is related to a VIE for which we are not the primary beneficiary.

As of December 31, 2016, we had outstanding commitments under third-party contracts of approximately $43 million for capital expenditures at certain owned and leased properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurs, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We have entered into an agreement with an affiliate of the owner of a hotel whereby we have agreed to provide a $60 million junior mezzanine loan to finance the construction of a new hotel that we will manage. The junior mezzanine loan will be subordinated to a senior mortgage loan and senior mezzanine loan provided by third parties unaffiliated with us and will be funded on a pro rata basis with these loans as the construction costs are incurred. During the years ended December 31, 2016 and 2015, we funded $34 million and $17 million, respectively, of this commitment, and we expect to fund our remaining commitment of $9 million in 2017.

We have entered into certain arrangements with developers whereby we have committed to purchase timeshare units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of December 31, 2016, we are committed to purchase approximately $193 million of inventory over a period of three years. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the years ended December 31, 2016, 2015 and 2014, we purchased $18 million, $17 million and $29 million, respectively, of timeshare inventory as required under our commitments. As of December 31, 2016, our remaining obligation pursuant to these arrangements was expected to be incurred as follows: $8 million in 2017, $56 million in 2018 and $129 million in 2019.

We are involved in other litigation arising in the normal course of business, some of which includes claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of December 31, 2016 will not have a material effect on our consolidated results of operations, financial position or cash flows.

Note 25: Related Party Transactions

Investment in Affiliates

We hold investments in affiliates that own or lease properties that we manage. See Note 8: "Investments in Affiliates" for additional information. The following tables summarize amounts included in our consolidated financial statements related to these management agreements:

	December 31,
	2016	2015
	(in millions)
Balance Sheets
Assets:
Accounts receivable, net	$19	$23
Management and franchise contracts, net	20	20

Liabilities:
Accounts payable, accrued expenses and other	11	10

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Statements of Operations
Revenues:
Management and franchise fees and other	$28	$24	$25
Other revenues from managed and franchised properties	166	166	167

Expenses:
Other expenses from managed and franchised properties	166	166	167

Non-operating income and expenses:
Interest income	—	—	1

Statements of Cash Flows
Investing Activities:
Contract acquisition costs	—	4	—

The Blackstone Group

Blackstone directly and indirectly owns or controls hotels that we manage or franchise and for which we receive fees in connection with the underlying management and franchise agreements. Our maximum exposure to loss related to these hotels is limited to the amounts discussed below; therefore, our involvement with these hotels does not expose us to additional variability or risk of loss. The following tables summarize amounts included in our consolidated financial statements related to these management and franchise agreements:

	December 31,
	2016	2015
	(in millions)
Balance Sheets
Assets:
Accounts receivable, net	$18	$21
Management and franchise contracts, net	13	16

Liabilities:
Accounts payable, accrued expenses and other	8	9

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Statements of Operations
Revenues:
Management and franchise fees and other	$42	$48	$60
Other revenues from managed and franchised properties	144	160	293

Expenses:
Depreciation and amortization	1	—	—
Other expenses from managed and franchised properties	144	160	293

Statements of Cash Flows
Investing Activities:
Contract acquisition costs	—	—	7

As of December 31, 2016, entities affiliated with Blackstone held $75 million of the 6.125% Senior Notes due 2024.

During the year ended December 31, 2015, we acquired, as part of a tax deferred exchange of real property, certain properties from sellers affiliated with Blackstone for a total purchase price of $1.76 billion.

In 2014, we completed the sale of certain land and easement rights at one of our hotels to an affiliate of Blackstone in connection with a timeshare project. The total consideration received for this transaction was approximately $37 million. As a result of this transaction, we entered into a sales and marketing agreement with the affiliate of Blackstone to sell and market these timeshare intervals for which we earned commissions and other fees of $177 million, $154 million and $30 million for the years ended December 31, 2016, 2015 and 2014, respectively, included in our consolidated statements of operations, and had accounts receivable of $20 million and $5 million as of December 31, 2016 and 2015, respectively, in our consolidated balance sheets.

We also purchase products and services from entities affiliated with or owned by Blackstone. The fees paid for these products and services were $9 million, $32 million and $31 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Note 26: Supplemental Disclosures of Cash Flow Information

Interest paid during the years ended December 31, 2016, 2015 and 2014, was $478 million, $485 million and $514 million, respectively.

Income taxes, net of refunds, paid during the years ended December 31, 2016, 2015 and 2014 were $677 million, $475 million and $429 million, respectively.

The following non-cash investing and financing activities were excluded from the consolidated statements of cash flows:

•	In 2016, we transferred $116 million of property and equipment to timeshare inventory for conversion into timeshare units.

•	In 2015, we assumed the $450 million Bonnet Creek Loan as a result of an acquisition.

•	In 2015, one of our consolidated VIEs modified the terms of its capital lease resulting in a reduction in long-term debt of $24 million.

•	In 2014, we transferred $45 million of property and equipment to timeshare inventory as part of a conversion of certain floors at one of our owned properties into timeshare units.

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

Note 27: Condensed Consolidating Guarantor Financial Information

In October 2013, Hilton Worldwide Finance LLC and Hilton Worldwide Finance Corp. (the "2013 Issuers"), entities formed in August 2013 that are 100 percent owned by the Parent, issued the Senior Notes due 2021. In September 2016, Hilton Domestic Operating Company Inc. (together with the 2013 Issuers, the "Subsidiary Issuers"), an entity formed in August 2016 that is 100 percent owned by Hilton Worldwide Finance LLC and a guarantor of the Senior Notes due 2021, assumed the 4.25% Senior Notes due 2024 that were issued in August 2016 by escrow issuers. The Senior Notes due 2021 and the 4.25% Senior Notes due 2024 are referred to as the Hilton Senior Notes.

The obligations of the Subsidiary Issuers are guaranteed jointly and severally on a senior unsecured basis by the Parent and certain of the Parent's 100 percent owned domestic restricted subsidiaries that are themselves not issuers of the applicable series of Hilton Senior Notes (together, the "Guarantors"). The indentures that govern the Hilton Senior Notes provide that any subsidiary of the Company that provides a guarantee of the 2013 Senior Secured Credit Facility will guarantee the Hilton Senior Notes.

In connection with the spin-offs, certain entities that were previously guarantors of the Hilton Senior Notes were released and as of December 31, 2016 no longer guarantee the Hilton Senior Notes. As of December 31, 2016, none of our foreign subsidiaries or U.S. subsidiaries owned by foreign subsidiaries or conducting foreign operations; our non-wholly owned subsidiaries; or our subsidiaries that have been designated for spin-off to Park and HGV guarantee the Hilton Senior Notes (collectively, the "Non-Guarantors"). The condensed consolidating financial information was retrospectively adjusted to present the financial information as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014 based on the composition the Guarantors and Non-Guarantors at December 31, 2016.

The guarantees are full and unconditional, subject to certain customary release provisions. The indentures that govern the Hilton Senior Notes provide that any Guarantor may be released from its guarantee so long as: (i) the subsidiary is sold or sells all of its assets; (ii) the subsidiary is released from its guaranty under the 2013 Senior Secured Credit Facility; (iii) the subsidiary is declared "unrestricted" for covenant purposes; (iv) the subsidiary is merged with or into the applicable Subsidiary Issuers or another Guarantor or the Guarantor liquidates after transferring all of its assets to the applicable Subsidiary Issuers or another Guarantor; or (v) the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied, in each case in compliance with applicable provisions of the indentures.

The following schedules present the condensed consolidating financial information as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014, for the Parent, Subsidiary Issuers, Guarantors and Non-Guarantors.

	December 31, 2016
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$25	$1,393	$—	$1,418
Restricted cash and cash equivalents	—	—	96	170	—	266
Accounts receivable, net	—	—	491	514	—	1,005
Intercompany receivables	—	—	—	42	(42)	—
Inventories	—	—	4	537	—	541
Current portion of financing receivables, net	—	—	1	137	—	138
Prepaid expenses	—	—	27	137	(27)	137
Income taxes receivable	—	—	30	—	(17)	13
Other	—	—	1	38	—	39
Total current assets	—	—	675	2,968	(86)	3,557
Property, Intangibles and Other Assets:
Property and equipment, net	—	—	74	8,856	—	8,930
Financing receivables, net	—	—	64	899	—	963
Investments in affiliates	—	—	18	96	—	114
Investments in subsidiaries	5,889	11,300	6,993	—	(24,182)	—
Goodwill	—	—	3,824	1,998	—	5,822
Brands	—	—	4,404	444	—	4,848
Management and franchise contracts, net	—	—	716	303	—	1,019
Other intangible assets, net	—	—	297	210	—	507
Deferred income tax assets	10	2	—	117	(12)	117
Other	—	12	163	159	—	334
Total property, intangibles and other assets	5,899	11,314	16,553	13,082	(24,194)	22,654

TOTAL ASSETS	$5,899	$11,314	$17,228	$16,050	$(24,280)	$26,211

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$26	$1,461	$993	$(27)	$2,453
Intercompany payables	—	—	42	—	(42)	—
Current maturities of long-term debt	—	26	—	72	—	98
Current maturities of timeshare debt	—	—	—	73	—	73
Income taxes payable	—	—	—	77	(17)	60
Total current liabilities	—	52	1,503	1,215	(86)	2,684
Long-term debt	—	5,361	981	3,678	—	10,020
Timeshare debt	—	—	—	621	—	621
Deferred revenues	—	—	42	22	—	64
Deferred income tax liabilities	—	—	1,742	2,845	(12)	4,575
Liability for guest loyalty program	—	—	889	—	—	889
Other	—	12	771	726	—	1,509
Total liabilities	—	5,425	5,928	9,107	(98)	20,362

Equity:
Total Hilton stockholders' equity	5,899	5,889	11,300	6,993	(24,182)	5,899
Noncontrolling interests	—	—	—	(50)	—	(50)
Total equity	5,899	5,889	11,300	6,943	(24,182)	5,849

TOTAL LIABILITIES AND EQUITY	$5,899	$11,314	$17,228	$16,050	$(24,280)	$26,211

	December 31, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$18	$591	$—	$609
Restricted cash and cash equivalents	—	—	91	156	—	247
Accounts receivable, net	—	—	406	470	—	876
Inventories	—	—	1	441	—	442
Current portion of financing receivables, net	—	—	1	128	—	129
Prepaid expenses	—	—	36	140	(29)	147
Income taxes receivable	—	—	120	—	(23)	97
Other	—	—	1	37	—	38
Total current assets	—	—	674	1,963	(52)	2,585
Property, Intangibles and Other Assets:
Property and equipment, net	—	—	73	9,046	—	9,119
Financing receivables, net	—	—	32	855	—	887
Investments in affiliates	—	—	49	89	—	138
Investments in subsidiaries	6,166	11,854	6,457	—	(24,477)	—
Goodwill	—	—	3,824	2,063	—	5,887
Brands	—	—	4,405	514	—	4,919
Management and franchise contracts, net	—	—	818	331	—	1,149
Other intangible assets, net	—	—	334	252	—	586
Deferred income tax assets	24	3	—	78	(27)	78
Other	—	9	147	118	—	274
Total property, intangibles and other assets	6,190	11,866	16,139	13,346	(24,504)	23,037

TOTAL ASSETS	$6,190	$11,866	$16,813	$15,309	$(24,556)	$25,622

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$39	$1,239	$957	$(29)	$2,206
Current maturities of long-term debt	—	(12)	—	106	—	94
Current maturities of timeshare debt	—	—	—	110	—	110
Income taxes payable	—	—	—	56	(23)	33
Total current liabilities	—	27	1,239	1,229	(52)	2,443
Long-term debt	—	5,659	54	4,144	—	9,857
Timeshare debt	—	—	—	392	—	392
Deferred revenues	—	—	252	31	—	283
Deferred income tax liabilities	—	—	1,819	2,838	(27)	4,630
Liability for guest loyalty program	—	—	784	—	—	784
Other	205	14	811	252	—	1,282
Total liabilities	205	5,700	4,959	8,886	(79)	19,671

Equity:
Total Hilton stockholders' equity	5,985	6,166	11,854	6,457	(24,477)	5,985
Noncontrolling interests	—	—	—	(34)	—	(34)
Total equity	5,985	6,166	11,854	6,423	(24,477)	5,951

TOTAL LIABILITIES AND EQUITY	$6,190	$11,866	$16,813	$15,309	$(24,556)	$25,622

	Year Ended December 31, 2016
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$—	$4,129	$(3)	$4,126
Management and franchise fees and other	—	—	1,398	446	(143)	1,701
Timeshare	—	—	—	1,390	—	1,390
	—	—	1,398	5,965	(146)	7,217
Other revenues from managed and franchised properties	—	—	4,894	637	(1,085)	4,446
Total revenues	—	—	6,292	6,602	(1,231)	11,663

Expenses
Owned and leased hotels	—	—	—	3,187	(87)	3,100
Timeshare	—	—	—	993	(45)	948
Depreciation and amortization	—	—	273	413	—	686
Impairment loss	—	—	—	15	—	15
General, administrative and other	—	—	452	178	(14)	616
	—	—	725	4,786	(146)	5,365
Other expenses from managed and franchised properties	—	—	4,894	637	(1,085)	4,446
Total expenses	—	—	5,619	5,423	(1,231)	9,811

Gain on sales of assets, net	—	—	1	8	—	9

Operating income	—	—	674	1,187	—	1,861

Interest income	—	—	8	4	—	12
Interest expense	—	(261)	(84)	(242)	—	(587)
Equity in earnings from unconsolidated affiliates	—	—	2	6	—	8
Gain (loss) on foreign currency transactions	—	—	(139)	126	—	(13)
Other gain (loss), net	—	1	—	(27)	—	(26)

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(260)	461	1,054	—	1,255

Income tax benefit (expense)	193	100	(295)	(889)	—	(891)

Income (loss) before equity in earnings from subsidiaries	193	(160)	166	165	—	364

Equity in earnings from subsidiaries	155	315	149	—	(619)	—

Net income	348	155	315	165	(619)	364
Net income attributable to noncontrolling interests	—	—	—	(16)	—	(16)
Net income attributable to Hilton stockholders	$348	$155	$315	$149	$(619)	$348

Comprehensive income	$131	$153	$249	$15	$(402)	$146
Comprehensive income attributable to noncontrolling interests	—	—	—	(15)	—	(15)
Comprehensive income attributable to Hilton stockholders	$131	$153	$249	$—	$(402)	$131

	Year Ended December 31, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$—	$4,236	$(3)	$4,233
Management and franchise fees and other	—	—	1,331	410	(140)	1,601
Timeshare	—	—	—	1,308	—	1,308
	—	—	1,331	5,954	(143)	7,142
Other revenues from managed and franchised properties	—	—	4,568	620	(1,058)	4,130
Total revenues	—	—	5,899	6,574	(1,201)	11,272

Expenses
Owned and leased hotels	—	—	—	3,253	(85)	3,168
Timeshare	—	—	—	940	(43)	897
Depreciation and amortization	—	—	288	404	—	692
Impairment losses	—	—	—	9	—	9
General, administrative and other	—	—	473	153	(15)	611
	—	—	761	4,759	(143)	5,377
Other expenses from managed and franchised properties	—	—	4,568	620	(1,058)	4,130
Total expenses	—	—	5,329	5,379	(1,201)	9,507

Gain on sales of assets, net	—	—	—	306	—	306

Operating income	—	—	570	1,501	—	2,071

Interest income	—	—	16	3	—	19
Interest expense	—	(281)	(55)	(239)	—	(575)
Equity in earnings from unconsolidated affiliates	—	—	2	21	—	23
Gain (loss) on foreign currency transactions	—	—	77	(118)	—	(41)
Other gain (loss), net	—	—	(2)	1	—	(1)

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(281)	608	1,169	—	1,496

Income tax benefit (expense)	(7)	108	150	(331)	—	(80)

Income (loss) before equity in earnings from subsidiaries	(7)	(173)	758	838	—	1,416

Equity in earnings from subsidiaries	1,411	1,584	826	—	(3,821)	—

Net income	1,404	1,411	1,584	838	(3,821)	1,416
Net income attributable to noncontrolling interests	—	—	—	(12)	—	(12)
Net income attributable to Hilton stockholders	$1,404	$1,411	$1,584	$826	$(3,821)	$1,404

Comprehensive income	$1,248	$1,404	$1,546	$727	$(3,665)	$1,260
Comprehensive income attributable to noncontrolling interests	—	—	—	(12)	—	(12)
Comprehensive income attributable to Hilton stockholders	$1,248	$1,404	$1,546	$715	$(3,665)	$1,248

	Year Ended December 31, 2014
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Owned and leased hotels	$—	$—	$—	$4,242	$(3)	$4,239
Management and franchise fees and other	—	—	1,135	368	(102)	1,401
Timeshare	—	—	—	1,171	—	1,171
	—	—	1,135	5,781	(105)	6,811
Other revenues from managed and franchised properties	—	—	4,081	571	(961)	3,691
Total revenues	—	—	5,216	6,352	(1,066)	10,502

Expenses
Owned and leased hotels	—	—	—	3,321	(69)	3,252
Timeshare	—	—	—	790	(23)	767
Depreciation and amortization	—	—	263	365	—	628
General, administrative and other	—	—	357	147	(13)	491
	—	—	620	4,623	(105)	5,138
Other expenses from managed and franchised properties	—	—	4,081	571	(961)	3,691
Total expenses	—	—	4,701	5,194	(1,066)	8,829

Operating income	—	—	515	1,158	—	1,673

Interest income	—	—	7	3	—	10
Interest expense	—	(334)	(59)	(225)	—	(618)
Equity in earnings from unconsolidated affiliates	—	—	5	14	—	19
Gain (loss) on foreign currency transactions	—	—	443	(417)	—	26
Other gain, net	—	—	2	35	—	37

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(334)	913	568	—	1,147

Income tax benefit (expense)	(5)	128	(340)	(248)	—	(465)

Income (loss) before equity in earnings from subsidiaries	(5)	(206)	573	320	—	682

Equity in earnings from subsidiaries	678	884	311	—	(1,873)	—

Net income	673	678	884	320	(1,873)	682
Net income attributable to noncontrolling interests	—	—	—	(9)	—	(9)
Net income attributable to Hilton stockholders	$673	$678	$884	$311	$(1,873)	$673

Comprehensive income	$315	$669	$813	$47	$(1,515)	$329
Comprehensive income attributable to noncontrolling interests	—	—	—	(14)	—	(14)
Comprehensive income attributable to Hilton stockholders	$315	$669	$813	$33	$(1,515)	$315

	Year Ended December 31, 2016
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(37)	$897	$1,095	$(605)	$1,350

Investing Activities:
Capital expenditures for property and equipment	—	—	(9)	(308)	—	(317)
Issuance of intercompany receivables	—	—	(192)	(42)	234	—
Payments received on intercompany receivables	—	—	192	—	(192)	—
Proceeds from asset dispositions	—	—	—	11	—	11
Contract acquisition costs	—	—	(46)	(9)	—	(55)
Capitalized software costs	—	—	(73)	(8)	—	(81)
Other	—	(6)	(35)	5	—	(36)
Net cash used in investing activities	—	(6)	(163)	(351)	42	(478)

Financing Activities:
Borrowings	—	—	1,000	3,715	—	4,715
Repayment of debt	—	(266)	—	(4,093)	—	(4,359)
Intercompany borrowings	—	—	42	192	(234)	—
Debt issuance costs	—	(17)	(20)	(39)	—	(76)
Repayment of intercompany borrowings	—	—	—	(192)	192	—
Intercompany transfers	277	326	(1,744)	1,141	—	—
Dividends paid	(277)	—	—	—	—	(277)
Intercompany dividends	—	—	—	(605)	605	—
Distributions to noncontrolling interests	—	—	—	(32)	—	(32)
Net cash provided by (used in) financing activities	—	43	(722)	87	563	(29)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	(15)	—	(15)
Net increase in cash, restricted cash and cash equivalents	—	—	12	816	—	828
Cash, restricted cash and cash equivalents, beginning of period	—	—	109	747	—	856

Cash, restricted cash and cash equivalents, end of period	$—	$—	$121	$1,563	$—	$1,684

	Year Ended December 31, 2015
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by operating activities	$—	$184	$936	$723	$(436)	$1,407

Investing Activities:
Capital expenditures for property and equipment	—	—	(11)	(299)	—	(310)
Acquisitions, net of cash acquired	—	—	—	(1,402)	—	(1,402)
Proceeds from asset dispositions	—	—	—	2,205	—	2,205
Contract acquisition costs	—	—	(23)	(14)	—	(37)
Software capitalization costs	—	—	(57)	(5)	—	(62)
Other	—	—	13	7	—	20
Net cash provided by (used in) investing activities	—	—	(78)	492	—	414

Financing Activities:
Borrowings	—	—	—	48	—	48
Repayment of debt	—	(775)	—	(849)	—	(1,624)
Intercompany transfers	138	591	(693)	(36)	—	—
Dividends paid	(138)	—	—	—	—	(138)
Intercompany dividends	—	—	(184)	(252)	436	—
Distributions to noncontrolling interests	—	—	—	(8)	—	(8)
Excess tax benefits from share-based compensation	—	—	8	—	—	8
Net cash used in financing activities	—	(184)	(869)	(1,097)	436	(1,714)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	(19)	—	(19)
Net increase (decrease) in cash, restricted cash and cash equivalents	—	—	(11)	99	—	88
Cash, restricted cash and cash equivalents, beginning of period	—	—	120	648	—	768

Cash, restricted cash and cash equivalents, end of period	$—	$—	$109	$747	$—	$856

	Year Ended December 31, 2014
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by operating activities	$—	$—	$1,085	$522	$(300)	$1,307

Investing Activities:
Capital expenditures for property and equipment	—	—	(5)	(263)	—	(268)
Proceeds from asset dispositions	—	—	4	40	—	44
Contract acquisition costs	—	—	(19)	(46)	—	(65)
Software capitalization costs	—	—	(64)	(5)	—	(69)
Other	—	—	11	37	—	48
Net cash used in investing activities	—	—	(73)	(237)	—	(310)

Financing Activities:
Borrowings	—	—	—	350	—	350
Repayment of debt	—	(1,000)	—	(424)	—	(1,424)
Debt issuance costs	—	(6)	—	(3)	—	(9)
Capital contribution	—	—	—	22	(9)	13
Intercompany transfers	—	1,006	(1,094)	88	—	—
Intercompany dividends	—	—	—	(309)	309	—
Distributions to noncontrolling interests	—	—	—	(5)	—	(5)
Net cash used in financing activities	—	—	(1,094)	(281)	300	(1,075)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	(14)	—	(14)
Net decrease in cash, restricted cash and cash equivalents	—	—	(82)	(10)	—	(92)
Cash, restricted cash and cash equivalents, beginning of period	—	—	202	658	—	860

Cash, restricted cash and cash equivalents, end of period	$—	$—	$120	$648	$—	$768

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

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions, except per share data)
Revenues	$2,750	$3,051	$2,942	$2,920	$11,663
Operating income	409	553	493	406	1,861
Net income (loss)	310	244	192	(382)	364
Net income (loss) attributable to Hilton stockholders	309	239	187	(387)	348
Basic earnings (loss) per share(1)	$0.94	$0.73	$0.57	$(1.18)	$1.06
Diluted earnings (loss) per share(1)	$0.94	$0.72	$0.57	$(1.17)	$1.05

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions, except per share data)
Revenues	$2,599	$2,922	$2,895	$2,856	$11,272
Operating income	490	427	663	491	2,071
Net income	150	167	283	816	1,416
Net income attributable to Hilton stockholders	150	161	279	814	1,404
Basic earnings per share(1)	$0.46	$0.49	$0.85	$2.47	$4.27
Diluted earnings per share(1)	$0.46	$0.49	$0.85	$2.47	$4.26
____________

(1)
The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares outstanding in interim periods. All per share amounts have been adjusted to reflect the Reverse Stock Split. See Note 1: "Organization" for further discussion.

Note 29: Subsequent Events

Spin-offs

On January 3, 2017, we completed the previously announced spin-offs of a portfolio of hotels and resorts, as well as our timeshare business, into two independent, publicly traded companies: Park Hotels & Resorts Inc. and Hilton Grand Vacations Inc., respectively. The spin-offs were completed via a distribution to each of Hilton's stockholders of record, as of close of business on December 15, 2016, of 100 percent of the outstanding common stock of Park and HGV. Each Hilton stockholder received one share of Park common stock for every five shares of Hilton common stock and one share of HGV common stock for every 10 shares of Hilton common stock. Both Park and HGV have their common stock listed on the New York Stock Exchange under the symbols "PK" and "HGV," respectively.

Following the spin-offs, Hilton did not retain any ownership interest in Park or HGV; however, we entered into certain agreements that provide a framework for our relationship with them, including a Transition Services Agreement, an Employee Matters Agreement and a Tax Matters Agreement with Park and HGV, as well as Management and Franchise Agreements with Park and a License Agreement with HGV. Beginning in the first quarter of 2017, commensurate with the completion of the spin-offs, the historical financial results of Park and HGV will be reflected in our condensed consolidated financial statements as discontinued operations.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this annual report, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 14.     Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

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
2.1
Distribution Agreement, dated January 2, 2017, among Hilton Worldwide Holdings Inc., Hilton Domestic Operating Company Inc., Park Hotels & Resorts Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on January 4, 2017).

3.1	Certificate of Incorporation of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36243) filed on December 17, 2013).
3.2	Bylaws of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36243) filed on December 17, 2013).
3.3
Certificate of Amendment to Certificate of Incorporation of Hilton Worldwide Holdings Inc. effective as of January 3, 2017 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on January 4, 2017).

4.1
Indenture for the 5.625% Senior Notes due 2021 (the "2021 Notes"), dated as of October 4, 2013, among Hilton Worldwide Finance LLC and Hilton Worldwide Finance Corp. as issuers, Hilton Worldwide Holdings Inc., as guarantor and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).

4.2
First Supplemental Indenture with respect to the 2021 Notes, dated as of October 25, 2013, among the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).

4.3
Second Supplemental Indenture with respect to the 2021 Notes, dated as of September 8, 2014, between Hilton International Holding Corporation and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (No. 333-198693)).

4.4
Third Supplemental Indenture with respect to the 2021 Notes, dated as of March 3, 2015, among Embassy Suites Management LLC, HLT Existing Franchise Holding LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2015).

4.5	Form of 5.625% Senior Note due 2021 (included in Exhibit 4.1).
4.6
Indenture for the 4.250% Senior Notes due 2024 (the "2024 Notes"), dated as of August 18, 2016, by and among Hilton Domestic Operating Company Inc., Hilton Worldwide Holdings Inc., Hilton Worldwide Finance LLC, the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on August 18, 2016).

4.7	Form of 4.250% Senior Note due 2024 (included in Exhibit 4.6).
4.8
Fourth Supplemental Indenture with respect to the 2021 Notes, dated as of August 19, 2016, between Hilton Domestic Operating Company Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended September 30, 2016).

4.9
Fifth Supplemental Indenture with respect to the 2021 Notes, dated as of September 22, 2016, among Hilton Worldwide Parent LLC, Hilton Worldwide Finance LLC, Hilton Worldwide Finance Corp., and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended September 30, 2016).

Exhibit Number	Exhibit Description
4.10	Sixth Supplemental Indenture with respect to the 2021 Notes, dated as of October 20, 2016, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.
4.11	Seventh Supplemental Indenture with respect to the 2021 Notes, dated as of December 12, 2016, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.
4.12
First Supplemental Indenture with respect to the 2024 Notes, dated as of September 22, 2016, among Hilton Escrow Issuer LLC, Hilton Escrow Issuer Corp., Hilton Domestic Operating Company Inc., Hilton Worldwide Holdings Inc., Hilton Worldwide Finance LLC, the subsidiary guarantors party thereto, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended September 30, 2016).

4.13
Second Supplemental Indenture with respect to the 2024 Notes, dated as of September 22, 2016, among Hilton Domestic Operating Company Inc., Hilton Worldwide Parent LLC, and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended September 30, 2016).

4.14	Third Supplemental Indenture with respect to the 2024 Notes, dated as of October 20, 2016, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.
4.15	Fourth Supplemental Indenture with respect to the 2024 Notes, dated as of December 12, 2016, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.
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

10.5
Registration Rights Agreement regarding the 2024 Notes, dated as of August 18, 2016, by and among Hilton Escrow Issuer LLC, Hilton Escrow Issuer Corp. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on August 18, 2016).

10.6
Stockholders Agreement, dated as of December 17, 2013, by and among Hilton Worldwide Holdings Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36243) filed on December 17, 2013).

10.7
Registration Rights Agreement, dated as of December 17, 2013, among Hilton Worldwide Holdings Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36243) filed on December 17, 2013).

10.8	2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).*
10.9	Form of Restricted Stock Grant and Acknowledgment (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).*
10.10	Severance Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).*

Exhibit Number	Exhibit Description
10.11	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).*
10.12
2005 Executive Deferred Compensation Plan (as Amended and Restated Effective as of January 1, 2005) (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K (File No. 001-36243) for the year ended December 31, 2013).*

10.13	Form of 2014 Performance Share Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2014).*
10.14	Form of 2014 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2014).*
10.15	Form of 2014 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2014).*
10.16	Form of 2015 Performance Share Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2015).*
10.17	Form of 2015 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2015).*
10.18	Form of 2015 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2015).*
10.19	Form of Deferred Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended June 30, 2015.*
10.20	Form of 2016 Performance Share Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2016.*
10.21	Form of 2016 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2016).*
10.22
Amendment No. 1, dated as of August 18, 2016, to the Credit Agreement, dated as of October 25, 2013, by and among Hilton Worldwide Holdings Inc., Hilton Worldwide Finance LLC, the other guarantors party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent, collateral agent, swing line lender and L/C issuer and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on August 18, 2016.

10.23
Amendment No. 2, dated as of November 21, 2016, to the Credit Agreement, dated as of October 25, 2013 (as amended), by and among Hilton Worldwide Holdings Inc., Hilton Worldwide Finance LLC, the other guarantors party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent, collateral agent, swing line lender and L/C issuer and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on November 23, 2016).

10.24
Escrow Agreement, dated as of August 18, 2016, by and among Hilton Escrow Issuer LLC, Hilton Escrow Issuer Corp., Wilmington Trust, National Association, as Trustee under the Indenture and Wilmington Trust, National Association, as escrow agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on August 18, 2016).

10.25
Letter Agreement relating to certain tax matters, dated as of October 24, 2016, by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc., and certain of Hilton Worldwide Holdings Inc.’s stockholders (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on October 24, 2016).

10.26
Letter Agreement relating to tax stockholders agreement, dated as of October 24, 2016, by and among Hilton Worldwide Holdings Inc., Hilton Grand Vacations Inc. and certain of Hilton Worldwide Holdings Inc.’s stockholders (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on October 24, 2016).

Exhibit Number	Exhibit Description
10.27
Stockholders Agreement, dated as of October 24, 2016, by and among Hilton Worldwide Holdings Inc., HNA Tourism Group Co., Ltd. and, solely for purposes of Section 4.3 thereof, HNA Group Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on October 24, 2016).

10.28
First Amendment to Stockholders Agreement, dated as of October 24, 2016, by and among Hilton Worldwide Holdings Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on October 24, 2016).

10.29
Registration Rights Agreement, dated as of October 24, 2016, by and between Hilton Worldwide Holdings Inc. and HNA Tourism Group Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on October 24, 2016).

10.30
Amended and Restated Registration Rights Agreement, dated as of October 24, 2016, by and among Hilton Worldwide Holdings Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on October 24, 2016).

10.31
Employee Matters Agreement, dated January 2, 2017, among Hilton Worldwide Holdings Inc., Hilton Domestic Operating Company Inc., Park Hotels & Resorts Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on January 4, 2017).

10.32
Tax Matters Agreement, dated January 2, 2017, among Hilton Worldwide Holdings Inc., Hilton Domestic Operating Company Inc., Park Hotels & Resorts Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on January 4, 2017).

10.33
Transition Services Agreement, dated January 2, 2017, among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on January 4, 2017).

10.34
License Agreement, dated January 2, 2017, by and between Hilton Worldwide Holdings Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on January 4, 2017).

10.35
Tax Stockholders Agreement, dated January 2, 2017, among Hilton Worldwide Holdings Inc., Hilton Grand Vacations Inc. and the other parties thereto (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on January 4, 2017).

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

Item 16.     Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in McLean, Virginia, on the 15th day of February 2017.

HILTON WORLDWIDE HOLDINGS INC.

By:	/s/ Christopher J. Nassetta
Name:	Christopher J. Nassetta
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 15th day of February 2017.

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