Form 10-Q
period 2017-03-31
Hilton Worldwide Holdings Inc.
filed 2017-05-02
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of April 26, 2017 was 328,781,212.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$862	$1,062
Restricted cash and cash equivalents	124	121
Accounts receivable, net of allowance for doubtful accounts of $28 and $27	911	755
Prepaid expenses	129	89
Income taxes receivable	—	13
Other	43	39
Current assets of discontinued operations	—	1,478
Total current assets (variable interest entities - $74 and $167)	2,069	3,557
Intangibles and Other Assets:
Goodwill	5,135	5,218
Brands	4,856	4,848
Management and franchise contracts, net	930	963
Other intangible assets, net	431	447
Property and equipment, net	341	341
Deferred income tax assets	82	82
Other	443	408
Non-current assets of discontinued operations	—	10,347
Total intangibles and other assets (variable interest entities - $172 and $569)	12,218	22,654
TOTAL ASSETS	$14,287	$26,211
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$1,798	$1,821
Current maturities of long-term debt	41	33
Income taxes payable	128	56
Current liabilities of discontinued operations	—	774
Total current liabilities (variable interest entities - $44 and $124)	1,967	2,684
Long-term debt	6,588	6,583
Deferred revenues	22	42
Deferred income tax liabilities	1,723	1,778
Liability for guest loyalty program	898	889
Other	1,493	1,492
Non-current liabilities of discontinued operations	—	6,894
Total liabilities (variable interest entities - $270 and $766)	12,691	20,362
Commitments and contingencies - see Note 14
Equity:
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock(1), $0.01 par value; 10,000,000,000 authorized shares, 330,851,894 issued and 329,628,890 outstanding as of March 31, 2017 and 329,351,581 issued and 329,341,992 outstanding as of December 31, 2016	3	3
Treasury stock, at cost; 1,223,004 shares as of March 31, 2017 and 9,589 shares as of December 31, 2016	(70)	—
Additional paid-in capital(1)	10,214	10,220
Accumulated deficit	(7,631)	(3,323)
Accumulated other comprehensive loss	(918)	(1,001)
Total Hilton stockholders' equity	1,598	5,899
Noncontrolling interests	(2)	(50)
Total equity	1,596	5,849
TOTAL LIABILITIES AND EQUITY	$14,287	$26,211
____________

(1)	Adjusted to reflect the 1-for-3 reverse stock split that occurred on January 3, 2017. See Note 1: "Organization and Basis of Presentation" for additional information.
See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues
Franchise fees	$294	$253
Base and other management fees	83	60
Incentive management fees	52	36
Owned and leased hotels	300	319
Other revenues	37	17
	766	685
Other revenues from managed and franchised properties	1,395	1,041
Total revenues	2,161	1,726

Expenses
Owned and leased hotels	272	307
Depreciation and amortization	89	92
Impairment loss	—	15
General and administrative	105	83
Other expenses	23	18
	489	515
Other expenses from managed and franchised properties	1,395	1,041
Total expenses	1,884	1,556

Operating income	277	170

Interest expense	(104)	(90)
Loss on foreign currency transactions	(4)	(12)
Loss on debt extinguishment	(60)	—
Other non-operating income, net	1	2

Income from continuing operations before income taxes	110	70

Income tax benefit (expense)	(35)	121

Income from continuing operations, net of taxes	75	191
Income from discontinued operations, net of taxes	—	119
Net income	75	310
Net income attributable to noncontrolling interests	(1)	(1)
Net income attributable to Hilton stockholders	$74	$309

Earnings per share(1)
Basic:
Net income from continuing operations per share	$0.22	$0.58
Net income from discontinued operations per share	—	0.36
Net income per share	$0.22	$0.94
Diluted:
Net income from continuing operations per share	$0.22	$0.58
Net income from discontinued operations per share	—	0.36
Net income per share	$0.22	$0.94

Cash dividends declared per share(1)	$0.15	$0.21
____________

(1)
Weighted average shares outstanding used in the computation of basic and diluted earnings per share and cash dividends declared per share were adjusted to reflect the 1-for-3 reverse stock split that occurred on January 3, 2017. See Note 1: "Organization and Basis of Presentation" for additional information.

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$75	$310
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $1 and $(3)	20	13
Pension liability adjustment, net of tax of $(1) and $(1)	1	1
Cash flow hedge adjustment, net of tax of $2 and $4	(2)	(6)
Total other comprehensive income	19	8

Comprehensive income	94	318
Comprehensive loss attributable to noncontrolling interests	—	1
Comprehensive income attributable to Hilton stockholders	$94	$319

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating Activities:
Net income	$75	$310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89	169
Impairment loss	—	15
Loss on foreign currency transactions	4	12
Loss on debt extinguishment	60	—
Share-based compensation	15	11
Deferred income taxes	(51)	(32)
Working capital changes and other	(129)	(146)
Net cash provided by operating activities	63	339
Investing Activities:
Capital expenditures for property and equipment	(9)	(84)
Contract acquisition costs	(13)	(9)
Capitalized software costs	(9)	(11)
Other	(19)	(6)
Net cash used in investing activities	(50)	(110)
Financing Activities:
Borrowings	1,823	—
Repayment of debt	(1,824)	(32)
Debt issuance costs and redemption premium	(66)	—
Dividends paid	(49)	(69)
Cash transferred in spin-offs of Park and HGV	(501)	—
Repurchases of common stock	(70)	—
Distributions to noncontrolling interests	(1)	(2)
Tax withholdings on share-based compensation	(28)	(13)
Net cash used in financing activities	(716)	(116)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	5	4
Net increase (decrease) in cash, restricted cash and cash equivalents	(698)	117
Cash, restricted cash and cash equivalents from continuing operations, beginning of period	1,183	634
Cash, restricted cash and cash equivalents from discontinued operations, beginning of period	501	222
Cash, restricted cash and cash equivalents, beginning of period	1,684	856
Cash, restricted cash and cash equivalents from continuing operations, end of period	986	682
Cash, restricted cash and cash equivalents from discontinued operations, end of period	—	291
Cash, restricted cash and cash equivalents, end of period	$986	$973

Supplemental Disclosures:
Cash paid during the year:
Interest	$113	$86
Income taxes, net of refunds	6	39
Non-cash investing activities:
Conversion of Park's property and equipment to timeshare inventory of HGV	$—	$(22)
Non-cash financing activities:
Spin-offs of Park and HGV	$29	$—

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts, including timeshare properties. As of March 31, 2017, we managed, franchised, owned or leased 4,982 hotel and resort properties, totaling 812,341 rooms in 103 countries and territories.

On March 15, 2017, HNA Tourism Group Co., Ltd. and certain of its affiliates (together, "HNA") acquired 82.5 million shares of Hilton common stock, representing approximately a 25.0 percent equity interest in the common stock of the Parent, from affiliates of The Blackstone Group L.P. ("Blackstone"). As of March 31, 2017, HNA and affiliates of Blackstone beneficially owned approximately 25.0 percent and 15.2 percent of our common stock, respectively.

Spin-offs

On January 3, 2017, we completed the spin-offs of a portfolio of hotels and resorts, as well as our timeshare business, into two independent, publicly traded companies: Park Hotels & Resorts Inc. ("Park") and Hilton Grand Vacations Inc. ("HGV"), respectively, (the "spin-offs"). See Note 3: "Discontinued Operations" for additional information.

Reverse Stock Split

On January 3, 2017, we completed a 1-for-3 reverse stock split of Hilton's outstanding common stock (the "Reverse Stock
Split"). The authorized number of shares of common stock was reduced from 30,000,000,000 to 10,000,000,000, par value remained $0.01 per share and the authorized number of shares of preferred stock remained 3,000,000,000. Stockholders entitled to fractional shares as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. All share and share-related information presented in these condensed consolidated financial statements have been retroactively adjusted in all periods presented to reflect the decreased number of shares resulting from the Reverse Stock Split. The retroactive adjustments resulted in the reclassification of $7 million from common stock to additional paid-in capital in the condensed consolidated balance sheets for all periods presented.

Basis of Presentation

The accompanying condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Additionally, interim results are not necessarily indicative of full year performance.

These condensed consolidated financial statements present the condensed consolidated financial position of Hilton as of March 31, 2017 and December 31, 2016 and the results of operations of Hilton for the three months ended March 31, 2017 and 2016 giving effect to the spin-offs, with the historical financial results of Park and HGV reflected as discontinued operations. Unless otherwise indicated, the information in the notes to the condensed consolidated financial statements refer only to Hilton's continuing operations and do not include discussion of balances or activity of Park or HGV.

Principles of Consolidation

In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. All material intercompany transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the presentation following the spin-offs, which includes the reclassification of the financial position and results of operations of Park and HGV as discontinued operations as of December 31, 2016 and as of and for the three months ended March 31, 2016. Additionally, certain line items in the condensed consolidated statements of operations have been revised to reflect the operating structure of Hilton subsequent to the spin-offs. The primary change to the condensed consolidated statements of operations is the disaggregation of management and franchise fee revenues.

Note 2: Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04 ("ASU 2017-04"), Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill by removing Step 2 from the goodwill impairment test. We elected, as permitted by the standard, to early adopt ASU 2017-04 on a prospective basis as of January 1, 2017. The adoption did not have a material effect on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 ("ASU 2016-09"), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows. We adopted ASU 2016-09 as of January 1, 2017. One of the provisions of this ASU requires entities to make an accounting policy election with respect to forfeitures of share-based payment awards, and we elected to account for forfeitures as they occur and adopted this provision of ASU 2016-09 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of January 1, 2017 of approximately $1 million. Additionally, we have applied the provisions of this ASU on a retrospective basis in our condensed consolidated statements of cash flows, which includes presenting: (i) excess tax benefits as an operating activity, which were previously presented as a financing activity; and (ii) cash payments to tax authorities for employee taxes when shares are withheld to meet statutory withholding requirements as a financing activity, which were previously presented as an operating activity.

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

In May 2014, the FASB issued ASU No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Subsequent to ASU 2014-09, the FASB issued several related ASUs. The provisions of ASU 2014-09 and the related ASUs will be effective beginning January 1, 2018. This ASU permits two transition approaches: retrospective or modified retrospective. We are still evaluating our transition approach and expect to reach a decision in the second quarter of 2017.

We anticipate that ASU 2014-09 will have a material effect on our consolidated financial statements. However, we expect revenue recognition related to our accounting for ongoing royalty and management fee revenues, direct reimbursable fees from our management and franchise agreements and hotel guest transactions at our owned and leased hotels to remain substantially unchanged.

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

Note 3: Discontinued Operations

On January 3, 2017, we completed the spin-offs of Park and HGV via a pro rata distribution to each of Hilton's stockholders of record, as of close of business on December 15, 2016, of 100 percent of the outstanding common stock of each of Park and HGV (the "Distribution"). Each Hilton stockholder received one share of Park common stock for every five shares of Hilton common stock and one share of HGV common stock for every ten shares of Hilton common stock. Following the spin-offs, Hilton did not retain any ownership interest in Park or HGV. Both Park and HGV have their common stock listed on the New York Stock Exchange under the symbols "PK" and "HGV," respectively.

In connection with the spin-offs, on January 2, 2017, Hilton entered into several agreements with Park and HGV that govern Hilton’s relationship with them following the Distribution, including the following:

Distribution Agreement

The Company entered into a Distribution Agreement with Park and HGV regarding the principal actions taken or to be taken in connection with the spin-offs. The Distribution Agreement provides for certain transfers of assets and assumptions of liabilities by each of Hilton, Park and HGV and the settlement or extinguishment of certain liabilities and other obligations among Hilton, Park and HGV. In addition to the allocation of assets and liabilities detailed in the Distribution Agreement, Hilton, Park and HGV have agreed that losses related to certain contingent liabilities (and related costs and expenses) that generally are not specifically attributable to any of the separated real estate business, the timeshare business or the retained business of Hilton will be apportioned among the parties according to fixed percentages: 65 percent, 26 percent and 9 percent for each of Hilton, Park and HGV, respectively. In addition, costs and expenses of, and indemnification obligations to, third-party professional advisors arising out of the foregoing actions also may be subject to these provisions. Subject to certain limitations and exceptions, Hilton shall generally be vested with the exclusive management and control of all matters pertaining to any such contingent liabilities, including the prosecution of any claim and the conduct of any defense. The Distribution Agreement also provides for cross-indemnities that, except as otherwise provided in the Distribution Agreement, are principally designed to place financial responsibility for the obligations and liabilities of each business with the appropriate company.

Employee Matters Agreement

The Company entered into an Employee Matters Agreement with Park and HGV that governs the respective rights, responsibilities and obligations of Hilton, Park and HGV after the spin-offs with respect to transferred employees, defined benefit pension plans, defined contribution plans, non-qualified retirement plans, employee health and welfare benefit plans, incentive plans, equity-based awards, collective bargaining agreements and other employment, compensation and benefits-related matters. Generally, other than with respect to certain specified compensation and benefit plans and liabilities, each of Park and HGV assumed or retained sponsorship of, and the liabilities relating to, compensation and benefit plans and employee-related liabilities relating to its current and former employees. Additionally, outstanding Hilton equity-based awards were equitably adjusted or converted into Park or HGV awards, as applicable, in connection with the spin-offs, and Park and HGV employees no longer actively participate in Hilton’s benefit plans or programs (other than specified compensation and benefit plans).

Tax Matters Agreement

The Company entered into a Tax Matters Agreement with Park and HGV that governs the respective rights, responsibilities and obligations of Hilton, Park and HGV after the spin-offs with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. Park and HGV each continue to have several liability with Hilton to the Internal Revenue Service ("IRS") for the consolidated U.S. federal income taxes of the Hilton consolidated group relating to the taxable periods in which Park and HGV were part of that group. The Tax Matters Agreement specifies the portion, if any, of this tax liability for which Park and HGV will bear responsibility, and each party has agreed to indemnify the other two against any amounts for which they are not responsible. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the spin-offs are not tax-free.

The Tax Matters Agreement also provides for certain covenants that may restrict Hilton, Park or HGV's ability to issue equity and pursue strategic or other transactions that otherwise could maximize the value of their businesses for two years after the spin-offs. These restrictions are generally inapplicable in the event that the IRS has granted a favorable ruling to Hilton, Park or HGV or in the event that Hilton, Park or HGV has received an opinion from a tax advisor that it can take such actions without adversely affecting the tax-free status of the spin-offs and related transactions.

Transition Services Agreement

The Company entered into a Transition Services Agreement (the "TSA") with Park and HGV under which Hilton or one of its affiliates will provide Park and HGV with certain services for a period of two years to help ensure an orderly transition following the Distribution. The services that Hilton agreed to provide under the TSA may include certain finance, information technology, human resources and compensation, facilities, legal and compliance and other services. The entity providing the services is compensated for any such services at agreed amounts as set forth in the TSA.

HGV License Agreement

The Company entered into a license agreement with HGV granting HGV the exclusive right, for an initial term of 100 years, to use certain Hilton marks and intellectual property in its timeshare business, subject to the terms and conditions of the agreement. HGV will pay a royalty fee of five percent of gross revenues, as defined, to Hilton quarterly in arrears, as well as specified additional fees. HGV also will pay Hilton an annual transition fee of $5 million for each of the first five years of the term and certain other fees and reimbursements. Additionally, during the term of the license agreement, HGV will participate in Hilton’s guest loyalty program, Hilton Honors.

Tax Stockholders Agreement

The Company entered into a stockholders agreement with HGV and certain entities affiliated with Blackstone intended to preserve the tax-free status of the Distribution. The Tax Stockholders Agreement provides for certain covenants that may limit issuances or repurchases of Hilton or HGV stock in excess of specified percentages, dispositions of Hilton or HGV common stock by Blackstone, and transfers of interests in certain Blackstone entities that directly or indirectly own Hilton, Park or HGV common stock. Additionally, the Tax Stockholders Agreement, which has a term of two years, may limit issuances or repurchases of stock by Hilton in excess of specified percentages.

Management and Franchise Agreements

The Company entered into management and franchise agreements with Park, whereby Park will pay agreed upon fees for various services that Hilton will provide to support the operations of their hotels, as well as royalty fees for the licensing of Hilton's hotel brands. The terms of the management agreements generally include a base management fee, calculated as three percent of gross hotel revenues or receipts, and an incentive management fee, calculated as six percent of a specified measure of hotel earnings that will be calculated in accordance with the applicable management agreement. Additionally, payroll and related costs, certain other operating costs, marketing expenses and other expenses associated with Hilton's brands and shared services will be directly reimbursed to Hilton by Park pursuant to the terms of the management and franchise agreements.

Financial Information

During the three months ended March 31, 2017, we recognized $39 million of management and franchise fees for properties that were transferred to Park upon completion of the spin-offs and $20 million of license fees from HGV.

Prior to the spin-offs, the results of Park were reported in our ownership segment and the results of HGV were reported in our timeshare segment. Following the spin-offs, we do not have a timeshare segment, as we no longer have timeshare operations.

The following table presents the assets and liabilities of Park and HGV that were included in discontinued operations in our condensed consolidated balance sheet as of December 31, 2016:

(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$341
Restricted cash and cash equivalents	160
Accounts receivable, net of allowance for doubtful accounts	250
Prepaid expenses	48
Inventories	527
Current portion of financing receivables, net	136
Other	16
Total current assets of discontinued operations (variable interest entities - $92)	1,478
Intangibles and Other Assets:
Goodwill	604
Management and franchise contracts, net	56
Other intangible assets, net	60
Property and equipment, net	8,589
Deferred income tax assets	35
Financing receivables, net	895
Investments in affiliates	81
Other	27
Total non-current assets of discontinued operations (variable interest entities - $405)	10,347
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$11,825
LIABILITIES
Current Liabilities:
Accounts payable, accrued expenses and other	$632
Current maturities of long-term debt	65
Current maturities of timeshare debt	73
Income taxes payable	4
Total current liabilities of discontinued operations (variable interest entities - $81)	774
Long-term debt	3,437
Timeshare debt	621
Deferred revenues	22
Deferred income tax liabilities	2,797
Other	17
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS (variable interest entities - $506)	$7,668

The following table presents the results of operations of Park and HGV that were included in discontinued operations in our condensed consolidated statement of operations for the three months ended March 31, 2016:

(in millions)
Revenues
Franchise fees	$10
Base and other management fees	7
Owned and leased hotels	648
Timeshare	326
Other revenues	3
Other revenues from managed and franchised properties	30
Total revenues from discontinued operations	1,024

Expenses
Owned and leased hotels	449
Timeshare	217
Depreciation and amortization	77
General and administrative	10
Other expenses	2
Other expenses from managed and franchised properties	30
Total expenses from discontinued operations	785

Operating income from discontinued operations	239

Interest expense	(49)
Other non-operating income, net	4

Income from discontinued operations before income taxes	194

Income tax expense	(75)

Income from discontinued operations, net of taxes	119
Income from discontinued operations attributable to noncontrolling interests, net of taxes	(2)
Income from discontinued operations attributable to Hilton stockholders, net of taxes	$117

The following table presents selected financial information of Park and HGV that was included in our condensed consolidated statement of cash flows for the three months ended March 31, 2016:

(in millions)
Non-cash items included in net income:
Depreciation and amortization	$77

Investing activities:
Capital expenditures for property and equipment	$68

Note 4: Consolidated Variable Interest Entities

As of March 31, 2017 and December 31, 2016, we consolidated three variable interest entities ("VIEs"): two entities that lease hotel properties and one management company. We are the primary beneficiaries of these consolidated VIEs as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our VIEs are only available to settle the obligations of the respective entities. Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised the following:

	March 31,	December 31,
	2017	2016
	(in millions)
Cash and cash equivalents	$55	$57
Accounts receivable, net	14	14
Property and equipment, net	55	52
Deferred income tax assets	61	58
Other non-current assets	56	53
Accounts payable, accrued expenses and other	34	33
Long-term debt	222	212

During the three months ended March 31, 2017 and 2016, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 5: Goodwill and Intangible Assets

Goodwill

Our goodwill balances, by reporting unit, were as follows:

	Ownership(1)	Management and Franchise(2)	Total
	(in millions)
Balance as of December 31, 2016	$184	$5,034	$5,218
Spin-offs of Park and HGV	(91)	—	(91)
Foreign currency translation	2	6	8
Balance as of March 31, 2017	$95	$5,040	$5,135
____________

(1)
Excludes goodwill of $2,706 million and accumulated impairment losses of $2,102 million that were attributable to Park and included in non-current assets of discontinued operations in the condensed consolidated balance sheet as of December 31, 2016. Total goodwill balances for the ownership reporting unit include the following gross carrying values and accumulated impairment losses for the periods presented:

	Gross Carrying Value	Accumulated Impairment Losses	Net Carrying Value
	(in millions)
Balance as of December 31, 2016	$856	$(672)	$184
Spin-offs of Park and HGV	(423)	332	(91)
Foreign currency translation	2	—	2
Balance as of March 31, 2017	$435	$(340)	$95

(2)	There were no accumulated impairment losses for the management and franchise reporting unit as of March 31, 2017 and December 31, 2016.

Intangible Assets

Intangible assets were as follows:

	March 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Amortizing Intangible Assets:
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,225	$(1,578)	$647
Contract acquisition costs and other	354	(71)	283
	$2,579	$(1,649)	$930

Other intangible assets:
Leases(1)	$279	$(132)	$147
Capitalized software	519	(380)	139
Hilton Honors(1)	336	(198)	138
Other	38	(31)	7
	$1,172	$(741)	$431

Non-amortizing Intangible Assets:
Brands(1)	$4,856	$—	$4,856
____________

(1)
Represents intangible assets that were initially recorded at their fair value as part of the October 24, 2007 transaction whereby we became a wholly owned subsidiary of an affiliate of Blackstone (the "Merger").

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Amortizing Intangible Assets:
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,221	$(1,534)	$687
Contract acquisition costs and other	343	(67)	276
	$2,564	$(1,601)	$963

Other intangible assets:
Leases(1)	$276	$(126)	$150
Capitalized software	510	(362)	148
Hilton Honors(1)	335	(192)	143
Other	37	(31)	6
	$1,158	$(711)	$447

Non-amortizing Intangible Assets:
Brands(1)	$4,848	$—	$4,848
____________

(1)	Represents intangible assets that were initially recorded at their fair value as part of the Merger.

We recorded amortization expense of $74 million and $78 million for the three months ended March 31, 2017 and 2016, respectively, including $17 million and $22 million, respectively, of amortization expense on capitalized software. Changes to our brands intangible asset during the three months ended March 31, 2017 were due to foreign currency translations.

We estimate our future amortization expense for our amortizing intangible assets as of March 31, 2017 to be as follows:

Year	(in millions)
2017 (remaining)	$211
2018	267
2019	248
2020	201
2021	71
Thereafter	363
$1,361

Note 6: Debt

Long-term Debt

Long-term debt balances, including obligations for capital leases, and associated interest rates as of March 31, 2017, were as follows:

	March 31,	December 31,
	2017	2016
	(in millions)
Senior notes due 2021	$—	$1,500
Senior notes with a rate of 4.250%, due 2024	1,000	1,000
Senior notes with a rate of 4.625%, due 2025	900	—
Senior notes with a rate of 4.875%, due 2027	600	—
Senior secured term loan facility due 2020	—	750
Senior secured term loan facility with a rate of 2.98%, due 2023	3,959	3,209
Capital lease obligations with an average rate of 6.34%, due 2021 to 2030	237	227
Other debt with an average rate of 2.65%, due 2018 to 2026	22	20
	6,718	6,706
Less: unamortized deferred financing costs and discount	(89)	(90)
Less: current maturities of long-term debt(1)	(41)	(33)
	$6,588	$6,583
____________

(1)	Net of unamortized deferred financing costs and discount attributable to current maturities of long-term debt.

Senior Notes

In March 2017, we issued $900 million aggregate principal amount of 4.625% Senior Notes due 2025 (the "2025 Senior Notes") and $600 million aggregate principal amount of 4.875% Senior Notes due 2027 (the "2027 Senior Notes"), and incurred $21 million of debt issuance costs. Interest on the 2025 Senior Notes and the 2027 Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning in October 2017. The 2025 Senior Notes and the 2027 Senior Notes are guaranteed on a senior unsecured basis by us and certain of our wholly owned subsidiaries. We used the net proceeds of the 2025 Senior Notes and the 2027 Senior Notes, along with available cash, to redeem in full our $1.5 billion 5.625% Senior Notes due 2021 (the "2021 Senior Notes"), plus accrued and unpaid interest. In connection with the repayment, we paid a redemption premium of $42 million and accelerated the recognition of $18 million of unamortized debt issuance costs, which were included in loss on debt extinguishment in our condensed consolidated statement of operations.

Senior Secured Credit Facility

Our senior secured credit facility consists of a $1.0 billion senior secured revolving credit facility (the "Revolving Credit Facility") and a senior secured term loan facility (the "Term Loans"). In March 2017, we amended the Term Loans pursuant to which $750 million of outstanding Term Loans due in 2020 were extended, aligning their maturity with the $3,209 million tranche of Term Loans due 2023. Additionally, the entire balance of the Term Loans was repriced with an interest rate of LIBOR plus 200 basis points. In connection with the refinancing of the Term Loans, we incurred $3 million of debt issuance costs, which were included in other non-operating income, net, in our condensed consolidated statement of operations. As of March 31, 2017, we had $23 million of letters of credit outstanding under our Revolving Credit Facility and a borrowing capacity of $977 million.

Debt Maturities

The contractual maturities of our long-term debt as of March 31, 2017 were as follows:

Year	(in millions)
2017 (remaining)	$36
2018	59
2019	55
2020	56
2021	57
Thereafter	6,455
$6,718

Note 7: Derivative Instruments and Hedging Activities

During the three months ended March 31, 2017 and 2016, derivatives were used to hedge the interest rate risk associated with variable-rate debt, as well as foreign exchange risk associated with certain foreign currency denominated cash balances.

Cash Flow Hedges

During the three months ended March 31, 2017, we entered into two interest rate swap agreements with notional amounts of $1.6 billion and $750 million, which swap one-month LIBOR on the Term Loans to fixed rates of 1.98 percent and 2.02 percent, respectively, and expire in March 2022. We elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

Non-designated Hedges

During the year ended December 31, 2016, we dedesignated four interest rate swaps (the "2013 Interest Rate Swaps") that were previously designated as cash flow hedges as they no longer met the criteria for hedge accounting. These interest rate swaps, which had an aggregate notional amount of $1.45 billion and swapped three-month LIBOR on the Term Loans to a fixed rate of 1.87 percent, were settled during the three months ended March 31, 2017.

As of March 31, 2017, we held 63 short-term foreign exchange forward contracts with an aggregate notional amount of $255 million to offset exposure to fluctuations in our foreign currency denominated cash balances. We elected not to designate these foreign exchange forward contracts as hedging instruments.

Fair Value of Derivative Instruments

The fair values of our derivative instruments in our condensed consolidated balance sheets were as follows:

		March 31,	December 31,
	Balance Sheet Classification	2017	2016
		(in millions)
Cash Flow Hedges:
Interest rate swaps	Other liabilities	$7	N/A

Non-designated Hedges:
Interest rate swaps	Other liabilities	—	$12
Forward contracts	Other current assets	1	3
Forward contracts	Accounts payable, accrued expenses and other	1	4

Earnings Effect of Derivative Instruments

The gains and losses recognized in our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income before any effect for income taxes were as follows:

		Three Months Ended
		March 31,
	Classification of Gain (Loss) Recognized	2017	2016
		(in millions)
Cash Flow Hedges:
Interest rate swaps(1)	Other comprehensive income	$(7)	$(10)

Non-designated Hedges:
Interest rate swaps	Other non-operating income, net	2	N/A
Interest rate swaps(2)	Interest expense	3	N/A
Forward contracts	Loss on foreign currency transactions	1	1
____________

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three months ended March 31, 2017 and 2016.

(2)	This amount is related to the dedesignation of the 2013 Interest Rate Swaps as cash flow hedges and was reclassified from accumulated other comprehensive loss as the underlying transactions occurred.

Note 8: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair value of certain financial instruments and the hierarchy level we used to estimate fair values are shown below:

	March 31, 2017
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$580	$—	$580	$—
Restricted cash equivalents	12	—	12	—
Liabilities:
Long-term debt(1)	6,370	2,512	—	3,996
Interest rate swaps	7	—	7	—

	December 31, 2016
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$782	$—	$782	$—
Restricted cash equivalents	11	—	11	—
Liabilities:
Long-term debt(1)	6,369	2,516	—	4,006
Interest rate swaps	12	—	12	—
____________

(1)	Carrying value includes unamortized deferred financing costs and discount. The carrying values and fair values exclude capital lease obligations and other debt.

The fair values of financial instruments not included in this table are estimated to be equal to their carrying values as of March 31, 2017 and December 31, 2016. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

Cash equivalents and restricted cash equivalents primarily consisted of short-term interest-bearing money market funds with maturities of less than 90 days and time deposits. The estimated fair values were based on available market pricing information of similar financial instruments.

The estimated fair values of our Level 1 long-term debt were based on prices in active debt markets. The estimated fair values of our Level 3 long-term debt were based on indicative quotes received for similar issuances.

We measure our interest rate swaps at fair value, which were estimated using an income approach. The primary inputs into our fair value estimate include interest rates and yield curves based on observable market inputs of similar instruments.

Note 9: Income Taxes

At the end of each quarter we estimate the effective income tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, foreign, state and local income taxes.

Our total unrecognized tax benefits as of March 31, 2017 were $174 million. We accrued approximately $33 million for the payment of interest and penalties as of March 31, 2017. As a result of the expected resolution of examination issues with federal, state and foreign tax authorities, we believe it is reasonably possible that during the next 12 months the amount of unrecognized tax benefits will decrease up to $8 million. Included in the balance of unrecognized tax benefits as of March 31, 2017 was $173 million associated with positions that, if favorably resolved, would provide a benefit to our effective income tax rate.

In April 2014, we received 30-day Letters from the IRS and the Revenue Agents Report ("RAR") for the 2006 and October 2007 tax years. We disagreed with several of the proposed adjustments in the RAR, filed a formal appeals protest with the IRS and did not make any tax payments related to this audit. The issues being protested in appeals relate to assertions by the IRS that: (i) certain foreign currency denominated intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries; (ii) in calculating the amount of U.S. taxable income resulting from our Hilton Honors guest loyalty program, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed; and (iii) certain foreign currency denominated loans issued by one of our Luxembourg subsidiaries whose functional currency is U.S. dollar ("USD"), should instead be treated as issued by one of our Belgian subsidiaries whose functional currency is the euro, and thus foreign currency gains and losses with respect to such loans should have been measured in euros, instead of USD. Additionally, in January 2016, we received a 30-day Letter from the IRS and the RAR for the December 2007 through 2010 tax years. The RAR includes the proposed adjustments for tax years December 2007 through 2010, which reflect the carryover effect of the three protested issues from 2006 through October 2007. These proposed adjustments will also be protested in appeals and formal appeals protests have been submitted. In total, the proposed adjustments sought by the IRS would result in additional U.S. federal tax owed of approximately $874 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to our Hilton Honors guest loyalty program would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. However, based on continuing appeals process discussions with the IRS, we believe that it is more likely than not that we will not recognize the full benefit related to certain of the issues being appealed. Accordingly, we have recorded $46 million of unrecognized tax benefits related to these issues.

We file income tax returns, including returns for our subsidiaries, with federal, state and foreign jurisdictions. We are under regular and recurring audit by the IRS and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. We are no longer subject to U.S. federal income tax examination for years through 2004. As of March 31, 2017, we remain subject to federal examinations from 2005-2015, state examinations from 2003-2015 and foreign examinations of our income tax returns for the years 1996 through 2016.

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

Note 10: Share-Based Compensation

We issue time-vesting restricted stock units and restricted stock ("RSUs"), nonqualified stock options ("options"), performance-vesting restricted stock units and restricted stock (collectively, "performance shares") and deferred share units ("DSUs"). We recognized share-based compensation expense of $25 million and $16 million during the three months ended March 31, 2017 and 2016, respectively, which included amounts reimbursed by hotel owners. As of March 31, 2017, unrecognized compensation costs for unvested awards was approximately $171 million, which is expected to be recognized over a weighted-average period of 2.4 years on a straight-line basis. As of March 31, 2017, there were 29,922,923 shares of common stock available for future issuance.

All share and share-related information have been adjusted to reflect the Reverse Stock Split. See Note 1: "Organization and Basis of Presentation" for additional information.

Effect of the Spin-offs on Equity Awards

In connection with the spin-offs, the outstanding share-based compensation awards held by employees transferring to Park and HGV were converted to equity awards in Park and HGV stock, respectively.

Share-based compensation awards of employees remaining at Hilton were adjusted using a conversion factor in accordance with the anti-dilution provisions of the 2013 Omnibus Incentive Plan with the intent to preserve the intrinsic value of the original awards (the "Conversion Factor"). The adjustments were determined by comparing the fair value of such awards immediately prior to the spin-offs to the fair value of such awards immediately after and resulted in no incremental compensation expense. Equity awards that were adjusted generally remain subject to the same vesting, expiration and other terms and conditions as applied to the awards immediately prior to the spin-offs.

RSUs

The following table summarizes the activity of our RSUs during the three months ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2016	1,624,541	$65.24
Conversion from performance shares upon completion of the spin-offs(1)	671,604	72.42
Effect of the spin-offs	439,113	57.60
Granted	1,313,783	58.02
Vested	(876,145)	47.19
Forfeited	(47,971)	47.97
Outstanding as of March 31, 2017(2)	3,124,925	52.01
____________

(1)	Represents all performance shares outstanding as of December 31, 2016.

(2)	The weighted average grant date fair value was adjusted to reflect the Conversion Factor.

The RSUs granted during the three months ended March 31, 2017 generally vest in equal annual installments over two or three years from the date of grant.

Options

The following table summarizes the activity of our options during the three months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2016	1,076,031	$66.83
Effect of the spin-offs	251,145	57.60
Granted	710,967	58.02
Exercised	(10,681)	45.35
Forfeited, canceled or expired	(2,146)	57.99
Outstanding as of March 31, 2017(1)	2,025,316	50.89
Exercisable as of March 31, 2017(1)	793,005	48.23
____________

(1)	The weighted average exercise price was adjusted to reflect the Conversion Factor.

The options granted during 2017 vest over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The grant date fair value of the options granted during the three months ended March 31, 2017 was $13.86, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility(1)	24.00%
Dividend yield(2)	1.03%
Risk-free rate(3)	2.03%
Expected term (in years)(4)	6.0
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

Performance Shares

As of December 31, 2016, we had outstanding performance awards based on a measure of the Company’s total shareholder return relative to the total shareholder returns of members of a peer company group ("relative shareholder return") and based on the Company’s earnings before interest expense, income taxes and depreciation and amortization ("EBITDA") compound annual growth rate ("CAGR") ("EBITDA CAGR"). Upon completion of the spin-offs, we converted all 671,604 outstanding performance shares to RSUs based on a 100 percent achievement percentage with the same vesting periods as the original awards, and as of March 31, 2017, there were no outstanding performance shares based on relative shareholder return.

During the three months ended March 31, 2017, we issued performance shares with 50 percent of the shares subject to achievement based on the Company's free cash flow ("FCF") per share CAGR ("FCF CAGR") and the other 50 percent of the shares subject to achievement based on the Company’s EBITDA CAGR. The performance shares are settled at the end of the three-year performance period. We determined that the performance condition for these awards is probable of achievement and, as of March 31, 2017, we recognized compensation expense based on the anticipated achievement percentage of 100 percent.

The following table summarizes the activity of our performance shares during the three months ended March 31, 2017:

	EBITDA CAGR		FCF CAGR
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2016	335,802	$68.09	—	N/A
Conversion to RSUs upon completion of the spin-offs	(335,802)	68.09	—	N/A
Granted	169,843	58.02	169,812	$58.02
Outstanding as of March 31, 2017	169,843	58.02	169,812	58.02

Note 11: Stockholders' Equity and Accumulated Other Comprehensive Loss

The changes in the components of stockholders' equity were as follows:

	Equity Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital(1)	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock(1)						Noncontrolling Interests(2)
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2016	329	$3	$—	$10,220	$(3,323)	$(1,001)	$(50)	$5,849
Share-based compensation	2	—	—	(7)	—	—	—	(7)
Repurchases of common stock	(1)	—	(70)	—	—	—	—	(70)
Net income	—	—	—	—	74	—	1	75
Other comprehensive income (loss)	—	—	—	—	—	20	(1)	19
Dividends	—	—	—	—	(50)	—	—	(50)
Spin-offs of Park and HGV	—	—	—	—	(4,331)	63	49	(4,219)
Cumulative effect of the adoption of ASU 2016-09	—	—	—	1	(1)	—	—	—
Distributions	—	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2017	330	$3	$(70)	$10,214	$(7,631)	$(918)	$(2)	$1,596

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital(1)	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock(1)					Noncontrolling Interests(2)
	Shares	Amount					Total
	(in millions)
Balance as of December 31, 2015	329	$3	$10,158	$(3,392)	$(784)	$(34)	$5,951
Share-based compensation	—	—	2	—	—	—	2
Net income	—	—	—	309	—	1	310
Other comprehensive income (loss)	—	—	—	—	10	(2)	8
Dividends	—	—	—	(69)	—	—	(69)
Cumulative effect of the adoption of ASU 2015-02	—	—	—	—	—	5	5
Distributions	—	—	—	—	—	(2)	(2)
Balance as of March 31, 2016	329	$3	$10,160	$(3,152)	$(774)	$(32)	$6,205
____________

(1)	Adjusted to reflect the Reverse Stock Split. See Note 1: "Organization and Basis of Presentation" for additional information.

(2)	Other comprehensive loss attributable to non-controlling interests was related to a currency translation adjustment.

In February 2017, our board of directors authorized a stock repurchase program of up to $1.0 billion of the Company's common stock. During the three months ended March 31, 2017, we repurchased 1,213,415 shares of common stock under the program at an average cost of $57.67 per share for an aggregate purchase price of $70 million. As of March 31, 2017, $930 million remained available for share repurchases under the program.

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2016	$(738)	$(251)	$(12)	$(1,001)
Other comprehensive income (loss) before reclassifications	21	(1)	(4)	16
Amounts reclassified from accumulated other comprehensive loss	—	2	2	4
Net current period other comprehensive income (loss)	21	1	(2)	20
Spin-offs of Park and HGV	63	—	—	63
Balance as of March 31, 2017	$(654)	$(250)	$(14)	$(918)
____________

(1)	Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature.

(2)
Amounts reclassified include the amortization of prior service cost and net loss that were included in our computation of net periodic pension cost. They were recognized in general and administrative expenses, net of a $1 million tax benefit, in our condensed consolidated statement of operations.

(3)	Amounts reclassified related to the 2013 Interest Rate Swaps and were recognized in interest expense, net of a $1 million tax benefit, in our condensed consolidated statement of operations.

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2015	$(580)	$(194)	$(10)	$(784)
Other comprehensive income (loss) before reclassifications	15	—	(6)	9
Amounts reclassified from accumulated other comprehensive loss	—	1	—	1
Net current period other comprehensive income (loss)	15	1	(6)	10
Balance as of March 31, 2016	$(565)	$(193)	$(16)	$(774)
____________

(1)	Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature.

(2)	Amounts reclassified were recognized in general and administrative expenses, net of a $1 million tax benefit, in our condensed consolidated statement of operations.

Note 12: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"). All share and per share amounts have been adjusted to reflect the Reverse Stock Split. See Note 1: "Organization and Basis of Presentation" for additional information.

	Three Months Ended
	March 31,
	2017	2016
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income from continuing operations attributable to Hilton stockholders	$74	$192
Denominator:
Weighted average shares outstanding	330	329
Basic EPS	$0.22	$0.58

Diluted EPS:
Numerator:
Net income from continuing operations attributable to Hilton stockholders	$74	$192
Denominator:
Weighted average shares outstanding	331	330
Diluted EPS	$0.22	$0.58

Approximately 1 million share-based compensation awards were excluded from the weighted average shares outstanding used in the computation of diluted EPS for the three months ended March 31, 2017 and 2016 because their effect would have been anti-dilutive under the treasury stock method.

Note 13: Business Segments

We are a diversified hospitality company with operations organized in two distinct operating segments, following the spin-offs: (i) management and franchise; and (ii) ownership. Each segment is managed separately because of its distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us. As of March 31, 2017, this segment included 624 managed hotels and 4,236 franchised hotels totaling 4,860 hotels consisting of 781,978 rooms, within this total are the 67 hotels with 35,425 rooms that were previously owned or leased by Hilton or unconsolidated affiliates of Hilton and, upon completion of the spin-offs, were owned or leased by Park or unconsolidated affiliates of Park. This segment also earns fees for managing properties in our ownership segment and, effective upon completion of the spin-offs, a license fee from HGV for the exclusive right to use certain Hilton marks and intellectual property in its timeshare business.

As of March 31, 2017, the ownership segment included 74 properties totaling 22,278 rooms, comprising 65 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, two hotels leased by consolidated VIEs and six hotels owned or leased by unconsolidated affiliates.

Prior to the spin-offs, the performance of our operating segments was evaluated primarily on Adjusted EBITDA. Following the spin-offs, the performance of our operating segments is evaluated primarily on operating income, without allocating corporate and other revenues and expenses or indirect general and administrative expenses, as we have simplified our operating segments and certain adjustments included in Adjusted EBITDA on a segment basis are no longer applicable.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended
	March 31,
	2017	2016
	(in millions)
Management and franchise(1)	$436	$357
Ownership	300	319
Segment revenues	736	676
Other revenues	37	17
Other revenues from managed and franchised properties	1,395	1,041
Intersegment fees elimination(1)	(7)	(8)
Total revenues	$2,161	$1,726
____________

(1)	Includes management, royalty and intellectual property fees charged to our ownership segment, which were eliminated in our condensed consolidated financial statements.

The following table presents operating income for our reportable segments, reconciled to consolidated income from continuing operations before income taxes:

	Three Months Ended
	March 31,
	2017	2016
	(in millions)
Management and franchise(1)	$436	$357
Ownership(1)	21	4
Segment operating income	457	361
Other revenues, less other expenses	14	(1)
Depreciation and amortization	(89)	(92)
Impairment loss	—	(15)
General and administrative	(105)	(83)
Operating income	277	170
Interest expense	(104)	(90)
Loss on foreign currency transactions	(4)	(12)
Loss on debt extinguishment	(60)	—
Other non-operating income, net	1	2
Income from continuing operations before income taxes	$110	$70
____________

(1)
Includes management, royalty and intellectual property fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated financial statements.

The following table presents total assets for our reportable segments, reconciled to consolidated assets of continuing operations:

	March 31,	December 31,
	2017	2016
	(in millions)
Management and franchise	$10,806	$10,825
Ownership	945	1,032
Corporate and other	2,536	2,529
	$14,287	$14,386

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated capital expenditures of continuing operations:

	Three Months Ended
	March 31,
	2017	2016
	(in millions)
Ownership	$6	$13
Corporate and other	3	3
	$9	$16

Note 14: Commitments and Contingencies

As of March 31, 2017, we had an outstanding guarantee of $5 million, with a remaining term of six years, for debt of a third party. We have one letter of credit for $5 million that has been pledged as collateral for the guarantee. Although we believe it is unlikely that material payments will be required under the guarantee or letter of credit, there can be no assurance that this will be the case.

We have also provided performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of March 31, 2017, we had seven contracts containing performance guarantees, with expirations ranging from 2019 to 2030, and possible cash outlays totaling approximately $70 million. Our obligations under these guarantees in future periods are dependent on the operating performance levels of these hotels over the remaining terms of the performance guarantees. We do not have any letters of credit pledged as collateral against these guarantees. As of March 31, 2017 and December 31, 2016, we recorded approximately $12 million and $11 million, respectively, in accounts payable, accrued expenses and other and approximately $15 million and $17 million, respectively, in other liabilities in our condensed consolidated balance sheets for two outstanding performance guarantees that are related to VIEs for which we are not the primary beneficiary.

We have entered into an agreement with an affiliate of the owner of a hotel whereby we have agreed to provide a $60 million junior mezzanine loan to finance the construction of a new hotel that we will manage. The junior mezzanine loan is subordinated to a senior mortgage loan and senior mezzanine loan provided by third parties unaffiliated with us and will be funded on a pro rata basis with these loans as the construction costs are incurred. During each of the three months ended March 31, 2017 and 2016, we funded $8 million of this commitment, and we currently expect to fund our remaining commitment of $1 million in 2017.

We are involved in litigation arising in the normal course of business, some of which includes claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2017 will not have a material effect on our consolidated results of operations, financial position or cash flows.

Note 15: Condensed Consolidating Guarantor Financial Information

In October 2013, Hilton Worldwide Finance LLC and Hilton Worldwide Finance Corp. (the "Subsidiary Issuers"), entities that are 100 percent owned by the Parent, issued the 2021 Senior Notes. In September 2016, Hilton Domestic Operating Company Inc., an entity formed in August 2016 that is 100 percent owned by Hilton Worldwide Finance LLC, assumed the 2024 Senior Notes that were issued in August 2016 by escrow issuers and is a guarantor of the 2021 Senior Notes, 2025 Senior Notes and 2027 Senior Notes. In March 2017, the Subsidiary Issuers issued the 2025 Senior Notes and 2027 Senior Notes, and we used the net proceeds and available cash to repay in full the 2021 Senior Notes. The 2024 Senior Notes, 2025 Senior Notes and 2027 Senior Notes are collectively referred to as the Senior Notes.

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by the Parent and certain of the Parent's 100 percent owned domestic restricted subsidiaries that are themselves not issuers of the applicable series of Senior Notes (together, the "Guarantors"). The indentures that govern the Senior Notes provide that any subsidiary of the Company that provides a guarantee of the Senior Secured Credit Facility will guarantee the Senior Notes. As of March 31, 2017, none of our foreign subsidiaries or U.S. subsidiaries owned by foreign subsidiaries or conducting foreign operations or our non-wholly owned subsidiaries guarantee the Senior Notes (collectively, the "Non-Guarantors").

In connection with the spin-offs, certain entities that were previously guarantors of the 2021 Senior Notes and 2024 Senior Notes were released and no longer guaranteed these senior notes. The condensed consolidating financial information presents the financial information based on the composition of the Guarantors and Non-Guarantors as of March 31, 2017.

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

The following schedules present the condensed consolidating financial information as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016, for the Parent, Subsidiary Issuers, Guarantors and Non-Guarantors. Financial information for Hilton Domestic Operating Company Inc. is included in Guarantors.

	March 31, 2017
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$14	$848	$—	$862
Restricted cash and cash equivalents	—	—	97	27	—	124
Accounts receivable, net	—	—	655	256	—	911
Intercompany receivables	—	—	—	40	(40)	—
Prepaid expenses	—	—	56	74	(1)	129
Other	—	—	6	37	—	43
Total current assets	—	—	828	1,282	(41)	2,069
Intangibles and Other Assets:
Investments in subsidiaries	1,588	6,975	2,466	—	(11,029)	—
Goodwill	—	—	3,824	1,311	—	5,135
Brands	—	—	4,405	451	—	4,856
Management and franchise contracts, net	—	—	683	247	—	930
Other intangible assets, net	—	—	283	148	—	431
Property and equipment, net	—	—	72	269	—	341
Deferred income tax assets	10	4	—	82	(14)	82
Other	—	11	266	166	—	443
Total intangibles and other assets	1,598	6,990	11,999	2,674	(11,043)	12,218
TOTAL ASSETS	$1,598	$6,990	$12,827	$3,956	$(11,084)	$14,287
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$6	$1,371	$422	$(1)	$1,798
Intercompany payables	—	—	40	—	(40)	—
Current maturities of long-term debt	—	32	—	9	—	41
Income taxes payable	—	—	49	79	—	128
Total current liabilities	—	38	1,460	510	(41)	1,967
Long-term debt	—	5,357	982	249	—	6,588
Deferred revenues	—	—	22	—	—	22
Deferred income tax liabilities	—	—	1,710	27	(14)	1,723
Liability for guest loyalty program	—	—	898	—	—	898
Other	—	7	780	706	—	1,493
Total liabilities	—	5,402	5,852	1,492	(55)	12,691
Equity:
Total Hilton stockholders' equity	1,598	1,588	6,975	2,466	(11,029)	1,598
Noncontrolling interests	—	—	—	(2)	—	(2)
Total equity	1,598	1,588	6,975	2,464	(11,029)	1,596
TOTAL LIABILITIES AND EQUITY	$1,598	$6,990	$12,827	$3,956	$(11,084)	$14,287

	December 31, 2016
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$25	$1,037	$—	$1,062
Restricted cash and cash equivalents	—	—	96	25	—	121
Accounts receivable, net	—	—	491	264	—	755
Intercompany receivables	—	—	—	42	(42)	—
Prepaid expenses	—	—	27	65	(3)	89
Income taxes receivable	—	—	30	—	(17)	13
Other	—	—	6	33	—	39
Current assets of discontinued operations	—	—	—	1,502	(24)	1,478
Total current assets	—	—	675	2,968	(86)	3,557
Intangibles and Other Assets:
Investments in subsidiaries	5,889	11,300	6,993	—	(24,182)	—
Goodwill	—	—	3,824	1,394	—	5,218
Brands	—	—	4,404	444	—	4,848
Management and franchise contracts, net	—	—	716	247	—	963
Other intangible assets, net	—	—	297	150	—	447
Property and equipment, net	—	—	74	267	—	341
Deferred income tax assets	10	2	—	82	(12)	82
Other	—	12	243	153	—	408
Non-current assets of discontinued operations	—	—	2	10,345	—	10,347
Total intangibles and other assets	5,899	11,314	16,553	13,082	(24,194)	22,654
TOTAL ASSETS	$5,899	$11,314	$17,228	$16,050	$(24,280)	$26,211
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$26	$1,384	$414	$(3)	$1,821
Intercompany payables	—	—	42	—	(42)	—
Current maturities of long-term debt	—	26	—	7	—	33
Income taxes payable	—	—	—	73	(17)	56
Current liabilities of discontinued operations	—	—	77	721	(24)	774
Total current liabilities	—	52	1,503	1,215	(86)	2,684
Long-term debt	—	5,361	981	241	—	6,583
Deferred revenues	—	—	42	—	—	42
Deferred income tax liabilities	—	—	1,752	38	(12)	1,778
Liability for guest loyalty program	—	—	889	—	—	889
Other	—	12	767	713	—	1,492
Non-current liabilities of discontinued operations	—	—	(6)	6,900	—	6,894
Total liabilities	—	5,425	5,928	9,107	(98)	20,362
Equity:
Total Hilton stockholders' equity	5,899	5,889	11,300	6,993	(24,182)	5,899
Noncontrolling interests	—	—	—	(50)	—	(50)
Total equity	5,899	5,889	11,300	6,943	(24,182)	5,849
TOTAL LIABILITIES AND EQUITY	$5,899	$11,314	$17,228	$16,050	$(24,280)	$26,211

	Three Months Ended March 31, 2017
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$274	$24	$(4)	$294
Base and other management fees	—	—	50	33	—	83
Incentive management fees	—	—	22	30	—	52
Owned and leased hotels	—	—	—	300	—	300
Other revenues	—	—	33	4	—	37
	—	—	379	391	(4)	766
Other revenues from managed and franchised properties	—	—	1,265	130	—	1,395
Total revenues	—	—	1,644	521	(4)	2,161

Expenses
Owned and leased hotels	—	—	—	272	—	272
Depreciation and amortization	—	—	65	24	—	89
General and administrative	—	—	81	24	—	105
Other expenses	—	—	19	8	(4)	23
	—	—	165	328	(4)	489
Other expenses from managed and franchised properties	—	—	1,265	130	—	1,395
Total expenses	—	—	1,430	458	(4)	1,884

Operating income	—	—	214	63	—	277

Interest expense	—	(63)	(28)	(13)	—	(104)
Gain (loss) on foreign currency transactions	—	—	32	(36)	—	(4)
Loss on debt extinguishment	—	(60)	—	—	—	(60)
Other non-operating income (loss), net	—	(3)	2	2	—	1

Income (loss) from continuing operations before income taxes and equity in earnings from subsidiaries	—	(126)	220	16	—	110

Income tax benefit (expense)	—	49	(81)	(3)	—	(35)

Income (loss) from continuing operations before equity in earnings from subsidiaries	—	(77)	139	13	—	75

Equity in earnings from subsidiaries	74	151	12	—	(237)	—

Net income	74	74	151	13	(237)	75
Net income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net income attributable to Hilton stockholders	$74	$74	$151	$12	$(237)	$74

Comprehensive income	$94	$72	$155	$30	$(257)	$94
Comprehensive loss (income) attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income attributable to Hilton stockholders	$94	$72	$155	$30	$(257)	$94

	Three Months Ended March 31, 2016
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$234	$22	$(3)	$253
Base and other management fees	—	—	32	28	—	60
Incentive management fees	—	—	8	28	—	36
Owned and leased hotels	—	—	—	319	—	319
Other revenues	—	—	14	3	—	17
	—	—	288	400	(3)	685
Other revenues from managed and franchised properties	—	—	924	117	—	1,041
Total revenues	—	—	1,212	517	(3)	1,726

Expenses
Owned and leased hotels	—	—	—	307	—	307
Depreciation and amortization	—	—	68	24	—	92
Impairment loss	—	—	—	15	—	15
General and administrative	—	—	57	26	—	83
Other expenses	—	—	9	12	(3)	18
	—	—	134	384	(3)	515
Other expenses from managed and franchised properties	—	—	924	117	—	1,041
Total expenses	—	—	1,058	501	(3)	1,556

Operating income	—	—	154	16	—	170

Interest expense	—	(67)	(11)	(12)	—	(90)
Gain (loss) on foreign currency transactions	—	—	5	(17)	—	(12)
Other non-operating income, net	—	—	2	—	—	2

Income (loss) from continuing operations before income taxes and equity in earnings from subsidiaries	—	(67)	150	(13)	—	70

Income tax benefit (expense)	192	26	(100)	3	—	121

Income (loss) from continuing operations before equity in earnings from subsidiaries	192	(41)	50	(10)	—	191

Equity in earnings (losses) from subsidiaries	—	41	(9)	—	(32)	—

Income (losses) from continuing operations, net of taxes	192	—	41	(10)	(32)	191
Income from discontinued operations, net of taxes	117	117	117	106	(338)	119
Net income	309	117	158	96	(370)	310
Net income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net income attributable to Hilton stockholders	$309	$117	$158	$95	$(370)	$309

Comprehensive income	$319	$111	$149	$119	$(380)	$318
Comprehensive loss attributable to noncontrolling interests	—	—	—	1	—	1
Comprehensive income attributable to Hilton stockholders	$319	$111	$149	$120	$(380)	$319

	Three Months Ended March 31, 2017
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$—	$(46)	$112	$(3)	$63
Investing Activities:
Capital expenditures for property and equipment	—	—	(1)	(8)	—	(9)
Contract acquisition costs	—	—	(8)	(5)	—	(13)
Capitalized software costs	—	—	(9)	—	—	(9)
Other	—	(13)	(6)	—	—	(19)
Net cash used in investing activities	—	(13)	(24)	(13)	—	(50)
Financing Activities:
Borrowings	—	1,823	—	—	—	1,823
Repayment of debt	—	(1,823)	—	(1)	—	(1,824)
Debt issuance costs and redemption premium	—	(66)	—	—	—	(66)
Repayment of intercompany borrowings	—	—	(3)	—	3	—
Intercompany transfers	119	79	91	(289)	—	—
Dividends paid	(49)	—	—	—	—	(49)
Cash transferred in spin-offs of Park and HGV	—	—	—	(501)	—	(501)
Repurchases of common stock	(70)	—	—	—	—	(70)
Distributions to noncontrolling interests	—	—	—	(1)	—	(1)
Tax withholdings on share-based compensation	—	—	(28)	—	—	(28)
Net cash provided by (used in) financing activities	—	13	60	(792)	3	(716)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	5	—	5
Net decrease in cash, restricted cash and cash equivalents	—	—	(10)	(688)	—	(698)
Cash, restricted cash and cash equivalents from continuing operations, beginning of period	—	—	121	1,062	—	1,183
Cash, restricted cash and cash equivalents from discontinued operations, beginning of period	—	—	—	501	—	501
Cash, restricted cash and cash equivalents, beginning of period	—	—	121	1,563	—	1,684
Cash, restricted cash and cash equivalents, end of period	$—	$—	$111	$875	$—	$986

	Three Months Ended March 31, 2016
	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$—	$(279)	$618	$—	$339
Investing Activities:
Capital expenditures for property and equipment	—	—	—	(84)	—	(84)
Contract acquisition costs	—	—	(8)	(1)	—	(9)
Capitalized software costs	—	—	(10)	(1)	—	(11)
Other	—	—	(9)	3	—	(6)
Net cash used in investing activities	—	—	(27)	(83)	—	(110)
Financing Activities:
Repayment of debt	—	—	—	(32)	—	(32)
Intercompany transfers	69	—	317	(386)	—	—
Dividends paid	(69)	—	—	—	—	(69)
Distributions to noncontrolling interests	—	—	—	(2)	—	(2)
Tax withholdings on share-based compensation	—	—	(13)	—	—	(13)
Net cash provided by (used in) financing activities	—	—	304	(420)	—	(116)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	4	—	4
Net increase (decrease) in cash, restricted cash and cash equivalents	—	—	(2)	119	—	117
Cash, restricted cash and cash equivalents from continuing operations, beginning of period	—	—	108	526	—	634
Cash, restricted cash and cash equivalents from discontinued operations, beginning of period	—	—	—	222	—	222
Cash, restricted cash and cash equivalents, beginning of period	—	—	108	748	—	856
Cash, restricted cash and cash equivalents from continuing operations, end of period	—	—	106	576	—	682
Cash, restricted cash and cash equivalents from discontinued operations, end of period	—	—	—	291	—	291
Cash, restricted cash and cash equivalents, end of period	$—	$—	$106	$867	$—	$973

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements present the consolidated financial position of Hilton as of March 31, 2017 and December 31, 2016 and the results of operations of Hilton for the three months ended March 31, 2017 and 2016 giving effect to the spin-offs, with the historical financial results of Park and HGV reflected as discontinued operations. Unless indicated otherwise, the following discussion and analysis herein refers to Hilton's continuing operations. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which should be read in conjunction with this discussion and analysis, for the presentation of Hilton's consolidated results of operations and financial position as of and for the year ended December 31, 2016, without giving effect to the spin-offs, and for additional information, including our significant accounting policies and principal components and factors affecting our results of operations prior to the completion of the spin-offs.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the spin-offs and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry, macroeconomic factors beyond our control, competition for hotel guests, management and franchise agreements, risks related to doing business with third-party hotel owners, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the U.S., and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

Our Business

Hilton is one of the largest and fastest growing hospitality companies in the world, with 4,982 properties comprising 812,341 rooms in 103 countries and territories as of March 31, 2017. Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton; our full-service hotel brands, Hilton Hotels & Resorts, Curio - A Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton and Embassy Suites by Hilton; our focused-service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. We had approximately 63 million members in our award-winning guest loyalty program, Hilton Honors, as of March 31, 2017.

Recent Events

On January 3, 2017, we completed the spin-offs of Park and HGV. The historical financial results of Park and HGV are reflected in our unaudited condensed consolidated financial statements as discontinued operations. See Note 3: "Discontinued Operations" in our unaudited condensed consolidated financial statements for additional information.

On January 3, 2017, we completed a 1-for-3 reverse stock split of Hilton's outstanding common stock. See Note 1: "Organization and Basis of Presentation" in our unaudited condensed consolidated financial statements for additional information.

Segments and Regions

Management analyzes our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments, following the spin-offs, that are based on similar products or services: (i) management and franchise; and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our brands to franchisees. This segment generates its revenue from management and franchise fees charged to third-party hotel owners, as well as to our owned and leased hotels, and, effective upon completion of the spin-offs, from a license fee charged to HGV for the exclusive right to use certain Hilton marks and intellectual property in its timeshare business. As a manager of hotels, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services. The ownership segment primarily derives earnings from providing hotel room rentals, food and beverage sales and other services at our owned and leased hotels.

Geographically, management conducts business through three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S. is included in the Americas, it represents a significant portion of our system-wide hotel rooms, which was 75 percent as of March 31, 2017; therefore, the U.S. is often analyzed separately and apart from the Americas geographic region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Ireland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific island nations.

System Growth and Pipeline

We continue to expand our global footprint and fee-based business. As we enter into new management and franchise contracts, we expand our business with minimal or no capital investment by us as the manager or franchisor, as the capital required to build and maintain hotels is typically provided by the third-party owner of the hotel that we contract with to provide management or franchise services. Additionally, prior to approving the addition of new hotels to our management and franchise development pipeline, we evaluate the economic viability of the hotel based on the geographic location, the credit quality of the third-party owner and other factors. By increasing the number of management and franchise agreements with third-party owners, we expect to increase overall return on invested capital.

As of March 31, 2017, we had a total of 2,084 hotels in our development pipeline, representing approximately 325,000 rooms under construction or approved for development throughout 99 countries and territories, including 34 countries and territories where we do not currently have any open hotels. Over 99 percent of the rooms in the pipeline are within our management and franchise segment. Of the rooms in the pipeline, approximately 166,000 rooms, or more than half of the pipeline, were located outside the U.S. As of March 31, 2017, approximately 168,000 rooms, representing more than half of our development pipeline, were under construction. We do not consider any individual development project to be material to us.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported, excluding the hotel properties distributed in the spin-offs; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. Of the 4,934 hotels in our system as of March 31, 2017, 4,066 hotels have been classified as comparable hotels. Our 868 non-comparable hotels included 227 properties, or approximately five percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were not available.

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

References to RevPAR, ADR and occupancy are presented on a comparable basis and references to RevPAR and ADR are presented on a currency neutral basis (all periods use the actual exchange rates for the three months ended March 31, 2017), unless otherwise noted.

EBITDA and Adjusted EBITDA

EBITDA reflects income (loss) from continuing operations, net of taxes, excluding interest expense, a provision for income taxes and depreciation and amortization.

Adjusted EBITDA is calculated as EBITDA, as previously defined, further adjusted to exclude certain items, including gains, losses and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) furniture, fixtures and equipment ("FF&E") replacement reserves required under certain lease agreements; (v) reorganization costs; (vi) share-based compensation expense; (vii) non-cash impairment losses; (viii) severance, relocation and other expenses; and (ix) other items.

We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) these measures are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions; and (ii) these measures are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry. Additionally, these measures exclude certain items that can vary widely across different industries and among competitors within our industry. For instance, interest expense and income tax expense are dependent on company specifics, including, among other things, our capital structure and operating jurisdictions, respectively, and, therefore could vary significantly across companies. Depreciation and amortization are dependent upon company policies, including the method of acquiring and depreciating assets and the useful lives that are used. For Adjusted EBITDA, we also exclude items such as: (i) share-based compensation expense, as this could vary widely among companies due to the different plans in place and the usage of them; (ii) FF&E replacement reserve to be consistent with the treatment of FF&E for owned and leased hotels where it is capitalized and depreciated over the life of the FF&E; and (iii) other items that are not core to our operations and are not reflective of our performance.

EBITDA and Adjusted EBITDA are not recognized terms under U.S. GAAP and should not be considered as alternatives to net income (loss) or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income (loss), cash flow or other methods of analyzing our results as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

•	EBITDA and Adjusted EBITDA do not reflect our income tax expense or the cash requirements to pay our taxes;

•	EBITDA and Adjusted EBITDA do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect the effect on earnings or changes resulting from matters that we consider not to be indicative of our future operations;

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

Results of Operations
The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance
	March 31, 2017	2017 vs. 2016
U.S.
Occupancy	71.9%	0.8%	pts.
ADR	$144.54	1.3%
RevPAR	$103.91	2.5%

Americas (excluding U.S.)
Occupancy	67.2%	1.5%	pts.
ADR	$123.59	0.5%
RevPAR	$83.07	2.8%

Europe
Occupancy	67.7%	4.5%	pts.
ADR	$123.21	1.2%
RevPAR	$83.42	8.4%

MEA
Occupancy	66.8%	3.3%	pts.
ADR	$150.79	(6.9)%
RevPAR	$100.75	(2.1)%

Asia Pacific
Occupancy	69.3%	6.0%	pts.
ADR	$140.69	(3.7)%
RevPAR	$97.52	5.5%

System-wide
Occupancy	70.9%	1.6%	pts.
ADR	$141.55	0.6%
RevPAR	$100.42	3.0%

During the three months ended March 31, 2017, we experienced system-wide RevPAR growth primarily driven by growth in occupancy, particularly in the Europe and Asia Pacific regions. Europe experienced RevPAR growth as a result of the shift of the Easter holiday to the second quarter and Asia Pacific experienced strong occupancy growth as a result of new hotels in that region stabilizing in our system. Additionally, RevPAR increased in the U.S. as a result of increases in ADR and occupancy also from the holiday shift, while MEA continued to be negatively affected by geopolitical and terrorism concerns.

The table below provides a reconciliation of income from continuing operations, net of taxes to EBITDA and Adjusted EBITDA:

	Three Months Ended
	March 31,
	2017	2016
	(in millions)
Income from continuing operations, net of taxes	$75	$191
Interest expense	104	90
Income tax expense (benefit)	35	(121)
Depreciation and amortization	89	92
EBITDA	303	252
Loss on foreign currency transactions	4	12
Loss on debt extinguishment	60	—
FF&E replacement reserve	6	12
Share-based compensation expense	25	16
Impairment loss	—	15
Other adjustment items(1)	26	8
Adjusted EBITDA	$424	$315
____________

(1)	Includes adjustments for severance, transaction costs and other items for the three months ended March 31, 2017.

Revenues

	Three Months Ended		Percent
	March 31,		Change
	2017	2016	2017 vs. 2016
	(in millions)
Franchise fees	$294	$253	16.2

Base and other management fees	$83	$60	38.3
Incentive management fees	52	36	44.4
Total management fees	$135	$96	40.6

The increases in management and franchise fees were driven by the addition of new managed and franchised properties to our portfolio. Including new development and ownership type transfers, from January 1, 2016 to March 31, 2017, we added 441 managed and franchised properties on a net basis, providing an additional 90,091 rooms to our managed and franchised segment, including the properties that were owned by Park and managed or franchised by Hilton upon completion of the spin-offs. As new hotels stabilize in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods.

Additionally, our management and franchise fees increased as a result of increases in RevPAR at our comparable managed and franchised hotels of 2.7 percent and 2.9 percent, respectively, primarily due to increases in occupancy of 2.2 percentage points and 1.3 percentage points, respectively. Franchise fees also increased as a result of increases in licensing and other fees of $23 million, primarily attributable to license fees from HGV recognized during the three months ended March 31, 2017.

	Three Months Ended		Percent
	March 31,		Change
	2017	2016	2017 vs. 2016
	(in millions)
Owned and leased hotels	$300	$319	(6.0)

Owned and leased hotel revenues decreased primarily as a result of the effect of foreign currency changes of $23 million. On a currency neutral basis, owned and leased hotel revenues increased $4 million. Comparable owned and leased hotel revenues increased $7 million, which was attributable to an increase in RevPAR of 5.7 percent, driven by an increase in occupancy of 3.5 percentage points, partially offset by a $6 million decrease from properties disposed between January 1, 2016 and March 31, 2017.

	Three Months Ended		Percent
	March 31,		Change
	2017	2016	2017 vs. 2016
	(in millions)
Other revenues	$37	$17	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

Other revenues increased primarily as a result of a $20 million recovery from the settlement of a claim by Hilton to a third party relating to our defined benefit plans recognized during the three months ended March 31, 2017.

Operating Expenses

	Three Months Ended		Percent
	March 31,		Change
	2017	2016	2017 vs. 2016
	(in millions)
Owned and leased hotels	$272	$307	(11.4)

The decrease in operating expenses was primarily a result of the effect of foreign currency changes of $25 million. On a currency neutral basis, owned and leased hotel expenses decreased $10 million, with a $13 million decrease from non-comparable hotels and a $3 million increase from comparable hotels. The decrease in non-comparable owned and leased hotel expenses was primarily attributable to a $7 million decrease in expenses from properties disposed between January 1, 2016 and March 31, 2017 and a $4 million refund of rent related to a lease termination. The $3 million increase in comparable owned and leased hotel expenses resulted from an increase in variable operating costs due to increased occupancy at our owned and leased hotels.

	Three Months Ended		Percent
	March 31,		Change
	2017	2016	2017 vs. 2016
	(in millions)
Depreciation and amortization	$89	$92	(3.3)
General and administrative	105	83	26.5
Other expenses	23	18	27.8

The decrease in depreciation and amortization expense was primarily a result of a decrease in amortization expense due to certain capitalized software costs being fully amortized between March 31, 2016 and March 31, 2017.

The increase in general and administrative expense was primarily a result of $10 million in costs associated with the spin-offs incurred during the three months ended March 31, 2017 and a $6 million increase in severance costs related to the 2015 sale of the Waldorf Astoria New York.

The increase in other expenses was primarily a result of costs relating to the settlement of the claim relating to our defined benefit plans.

Non-operating Income and Expenses

	Three Months Ended		Percent
	March 31,		Change
	2017	2016	2017 vs. 2016
	(in millions)
Interest expense	$(104)	$(90)	15.6
Loss on foreign currency transactions	(4)	(12)	(66.7)
Loss on debt extinguishment	(60)	—	NM(1)
Other non-operating income, net	1	2	(50.0)
Income tax benefit (expense)	(35)	121	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The increase in interest expense was primarily due to the issuances of the Senior Notes, partially offset by the reduction of principal on certain debt from repayments and the refinancing of our Term Loans, which reduced the interest rate. See Note 6: "Debt" in our unaudited condensed consolidated financial statements for additional details.

The loss on foreign currency transactions primarily related to changes in foreign currency rates on our short-term cross-currency intercompany loans, predominantly for loans denominated in Australian dollar, euro and the British pound for the three months ended March 31, 2017 and loans denominated in Australian dollar, British pound and Swiss franc during the three months ended March 31, 2016.

The loss on debt extinguishment related to the repayment of the 2021 Senior Notes and included a redemption premium of $42 million and the accelerated recognition of $18 million of unamortized debt issuance costs.

The increase in income tax expense for the three months ended March 31, 2017 was primarily attributable to a net reduction in our unrecognized tax benefits recognized in the prior year. See Note 9: "Income Taxes" in our unaudited condensed consolidated financial statements for additional information.

Segment Results

We evaluate our business segment operating performance using operating income, as described in Note 13: "Business Segments" in our unaudited condensed consolidated financial statements. Refer to those financial statements for a reconciliation of segment operating income to income from continuing operations before income taxes. The following table sets forth revenues and operating income by segment:

	Three Months Ended		Percent
	March 31,		Change
	2017	2016	2017 vs. 2016
	(in millions)
Revenues:
Management and franchise(1)	$436	$357	22.1
Ownership	300	319	(6.0)
Segment revenues	736	676	8.9
Other revenues	37	17	NM(2)
Other revenues from managed and franchised properties	1,395	1,041	34.0
Intersegment fees elimination(1)	(7)	(8)	(12.5)
Total revenues	$2,161	$1,726	25.2

Operating Income(1):
Management and franchise	$436	$357	22.1
Ownership	21	4	NM(2)
Segment operating income	$457	$361	26.6
____________

(1)
Includes management, royalty and intellectual property fees charged to our ownership segment by our management and franchise segment, which were eliminated in our unaudited condensed consolidated financial statements.

(2)	Fluctuation in terms of percentage change is not meaningful.

Management and franchise segment revenues and operating income increased as a result of the net addition of hotels to our managed and franchised system and an increase in RevPAR at our comparable managed and franchised properties of 2.9 percent. Refer to "—Revenues" for further discussion of the increase in revenues from our managed and franchised properties.

Ownership segment revenues decreased $19 million as a result of a decrease in owned and leased hotel revenues, which was primarily attributable to foreign currency changes. Ownership operating income increased $17 million, primarily as a result of the decrease in owned and leased hotel operating expenses of $35 million, partially offset by the decrease in ownership segment revenues. Refer to "—Revenues" and "—Operating Expenses" for further discussion of the changes in revenues and operating expenses at our owned and leased hotels.

Liquidity and Capital Resources

Overview

As of March 31, 2017, we had total cash and cash equivalents of $986 million, including $124 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance related to cash collateral on our self-insurance programs.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, payroll and related benefits, legal costs, operating costs associated with the management and franchising of hotels, interest and scheduled principal payments on our outstanding indebtedness, contract acquisition costs and capital expenditures for renovations and maintenance in the hotels within our ownership segment. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements in the hotels within our ownership segment, purchase commitments, dividends as declared, share repurchases and corporate capital expenditures.

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

We and our affiliates may from time to time purchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

In February 2017, our board of directors authorized a stock repurchase program of up to $1 billion of the Company's common stock. During the three months ended March 31, 2017, we repurchased $70 million of common stock under the program, and as of March 31, 2017, $930 million remained available for share repurchases. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Three Months Ended March 31,		Percent Change
	2017	2016(1)	2017 vs. 2016
	(in millions)
Net cash provided by operating activities	$63	$339	(81.4)
Net cash used in investing activities	(50)	(110)	(54.5)
Net cash used in financing activities	(716)	(116)	NM(2)
____________

(1)	Includes the cash flows from operating activities, investing activities and financing activities of Hilton, Park and HGV.

(2)	Fluctuation in terms of percentage change is not meaningful.

As of March 31, 2017 and December 31, 2016 our working capital surplus, which is calculated as current assets less current liabilities excluding assets and liabilities of discontinued operations, was $102 million and $169 million, respectively, and our ratio of current assets to current liabilities was 1.05 and 1.09, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from management and franchise fee revenue and operating income from our owned and leased hotels and, for the three months ended March 31, 2016, sales of timeshare units.

The $276 million decrease in net cash provided by operating activities was primarily as a result of a decrease in operating income from our owned and leased properties and sales of timeshare units as a result of the spin-offs.

Investing Activities

For the three months ended March 31, 2017 and 2016, net cash used in investing activities was $50 million and $110 million, respectively, and consisted primarily of capital expenditures, including contract acquisition costs and capitalized software costs. Our capital expenditures for property and equipment primarily consisted of expenditures related to our corporate facilities and the renovation of owned and leased hotels, including those owned by Park following completion of the spin-offs, for the three months ended March 31, 2016. Our capitalized software costs related to various systems initiatives for the benefit of our hotel owners and our overall corporate operations.

Financing Activities

The $600 million increase in net cash used in financing activities was primarily as a result of cash transferred in connection with the spin-offs. In addition, during the three months ended March 31, 2017, we issued the 2025 Senior Notes and the 2027 Senior Notes and received proceeds of $1.5 billion, which we used with available cash to repay in full our 2021 Senior Notes, including a redemption premium of $42 million. We also returned additional capital, including dividends and share repurchases, of $50 million to our stockholders during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Debt and Borrowing Capacity

As of March 31, 2017, our total indebtedness, excluding unamortized deferred financing costs and discount, was approximately $6.7 billion. For further information on our total indebtedness, recent financing transactions and guarantees, refer to Note 6: "Debt" in our unaudited condensed consolidated financial statements.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures, issue additional equity securities or draw on our Revolving Credit Facility. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hospitality industry that are beyond our control.

Off-Balance Sheet Arrangements

See Note 14: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for a discussion of our off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the unaudited condensed consolidated financial statements and accompanying footnotes. Upon completion of the spin-offs on January 3, 2017, our accounting policy for discontinued operations became significant, and we have therefore included this policy within our critical accounting policies. Additionally, we believe that the following accounting policies are critical because they involve a higher degree of judgment, and the estimates required to be made were based on assumptions that are inherently uncertain. As a result, these accounting policies could materially affect our financial position, results of operations and related disclosures. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material effect on our financial position or results of operations.

Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of the board of directors.

Discontinued Operations

In determining whether a group of assets that is disposed (or to be disposed) should be presented as a discontinued operation, we analyze whether the group of assets being disposed represents a component of the Company; that is, whether it had historic operations and cash flows that were clearly distinguished, both operationally and for financial reporting purposes. In addition, we consider whether the disposal represents a strategic shift that has or will have a major effect on our operations and financial results. The results of discontinued operations, as well as any gain or loss on the disposal (if applicable), are aggregated and separately presented in our unaudited condensed consolidated statements of operations, net of income taxes. The historical financial position of discontinued operations are aggregated and separately presented in our unaudited condensed consolidated balance sheets, net of income taxes.

Goodwill

We evaluate goodwill for potential impairment by comparing the carrying value of our reporting units to their fair value. Our reporting units are the same as our operating segments as described in Note 13: "Business Segments" in our unaudited condensed consolidated financial statements. We perform this evaluation annually or at an interim date if indicators of impairment exist. In any given year we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we proceed to the quantitative process, consistent with our early adoption of ASU 2017-04 on January 1, 2017. In the first step, we compare the estimated fair value of the reporting unit to the carrying value. When determining estimated fair value, we utilize discounted future cash flow models, as well as market conditions relative to the operations of our reporting units. Under the discounted cash flow approach, we utilize various assumptions that require judgment, including projections of revenues and expenses based on estimated long-term growth rates, and discount rates based on weighted average cost of capital. Our estimates of long-term growth and costs are based on historical data, as well as various internal projections and external sources. The weighted average cost of capital is estimated based on each reporting units’ cost of debt and equity and a selected capital structure. The selected capital structure for each reporting unit is based on consideration of capital structures of comparable publicly traded companies operating in the business of that reporting unit. If the carrying amount of a reporting unit exceeds its estimated fair value, we recognize an impairment loss within our unaudited condensed consolidated statement of operations for the excess of the carrying amount of the reporting unit over the estimated fair value, limited to the total amount of goodwill allocated to that reporting unit.

We had $5,135 million of goodwill as of March 31, 2017. Changes in the estimates and assumptions used in our goodwill impairment testing could result in future impairment losses, which could be material. Additionally, when a portion of a reporting unit is disposed, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business or businesses disposed and the portion of the reporting unit that will be retained. When determining fair value of the businesses disposed of and the reporting unit to be retained, we use estimates and assumptions similar to those used in our impairment analysis.

Brands

We evaluate our brands intangible asset for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of the brand is below the carrying value. When determining fair value, we utilize discounted future cash flow models. Under the discounted cash flow approach, we utilize various assumptions that require judgment, including projections of revenues and expenses based on estimated long-term growth rates and discount rates based on weighted average cost of capital. Our estimates of long-term growth and costs are based on historical data, as well as various internal estimates. If a brand’s estimated current fair value is less than its respective carrying value, the excess of the carrying value over the estimated fair value is recorded in our unaudited condensed consolidated statements of operations within impairment loss.

We had $4,856 million of brands intangible asset as of March 31, 2017. Changes in the estimates and assumptions used in our brands impairment testing, most notably revenue growth rates and discount rates, could result in future impairment losses, which could be material.

Intangible Assets with Finite Lives and Property and Equipment

We evaluate the carrying value of our intangible assets with finite lives and property and equipment for potential impairment by comparing the expected undiscounted future cash flows to the net book value of the assets if we determine there are indicators of impairment. If it is determined that the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is recorded in our unaudited condensed consolidated statements of operations as impairment loss.

As part of the process described above, we exercise judgment to:

•
determine if there are indicators of impairment present. Factors we consider when making this determination include assessing the overall effect of trends in the hospitality industry and the general economy, historical experience, capital costs and other asset-specific information;

•
determine the projected undiscounted future cash flows when indicators of impairment are present. Judgment is required when developing projections of future revenues and expenses based on estimated growth rates over the expected useful life of the asset group. These estimated growth rates are based on historical operating results, as well as various internal projections and external sources; and

•
determine the asset fair value when required. In determining the fair value, we often use internally-developed discounted cash flow models. Assumptions used in the discounted cash flow models include estimating cash flows, which may require us to adjust for specific market conditions, as well as capitalization rates, which are based on location, property or asset type, market specific dynamics and overall economic performance. The discount rate takes into account our weighted average cost of capital according to our capital structure and other market specific considerations.

We had $1,361 million of intangible assets with finite lives and $341 million of property and equipment, net as of March 31, 2017. Changes in estimates and assumptions used in our impairment testing of intangible assets with finite lives and property and equipment could result in future impairment losses, which could be material.

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

We had $1,500 million of guest loyalty liability as of March 31, 2017, including $602 million reflected as a current liability in accounts payable, accrued expenses and other. Changes in the estimates used in developing our breakage rate or other expected future program operations could result in a material change to our guest loyalty liability.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using currently enacted tax rates. We regularly review our deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions may increase or decrease our valuation allowance resulting in an increase or decrease in our effective tax rate, which could materially affect our unaudited condensed consolidated financial statements.

We use a prescribed more-likely-than-not recognition threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return if there is uncertainty in income taxes recognized in the financial statements. Assumptions and estimates are used to determine the amount of tax benefit to be recognized. Changes to these assumptions and estimates can lead to an additional income tax benefit (expense), which can materially change our unaudited condensed consolidated financial statements.

Legal Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. An estimated loss from a loss contingency should be accrued by a charge to income if it is probable and the amount of the loss can be reasonably estimated. Significant judgment is required when we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially affect our unaudited condensed consolidated financial statements.

Consolidations

We use judgment when evaluating whether we have a controlling financial interest in an entity, including the assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests in an entity that are not controllable through voting interests. If the entity is considered to be a VIE, we use judgment determining whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interest in the entity. Changes to judgments used in evaluating our partnerships and other investments could materially affect our unaudited condensed consolidated financial statements.

Share-Based Compensation

The process of estimating the fair value of stock-based compensation awards and recognizing the associated expense over the requisite service period involves significant management estimates and assumptions. Refer to Note 10: "Share-Based Compensation" in our unaudited condensed consolidated financial statements for additional discussion. Any changes to these estimates will affect the amount of compensation expense we recognize with respect to future grants.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates, which may affect future income, cash flows and the fair value of the Company, depending on changes to interest rates and foreign exchange rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objective described above, and we do not use derivatives for trading or speculative purposes. See Note 7: "Derivative Instruments and Hedging Activities" in our unaudited condensed consolidated financial statements for additional information. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, including after accounting for the spin-offs.

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

Item 1A.     Risk Factors

As of March 31, 2017, there have been no material changes from the risk factors previously disclosed in response to "Part I —Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
January 1, 2017 to January 31, 2017	—	$—	—	$—
February 1, 2017 to February 28, 2017	—	—	—	1,000
March 1, 2017 to March 31, 2017	1,213,415	57.67	1,213,415	930
Total	1,213,415	$57.67	1,213,415	$930
____________

(1)	This price includes per share commissions paid for all share repurchases.

(2)
On February 24, 2017, we announced that our board of directors authorized a stock repurchase program of up to $1.0 billion of the Company's common stock. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

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

3.3	Amended and Restated By-Laws of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36243) filed on March 17, 2017).
4.1
Indenture, dated as of March 16, 2017, by and among Hilton Worldwide Finance LLC, Hilton Worldwide Finance Corp., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on March 22, 2017).

4.2	Form of 4.625% Senior Note due 2025 (included in Exhibit 4.1).
4.3	Form of 4.875% Senior Note due 2027 (included in Exhibit 4.1).
4.4
Registration Rights Agreement, dated as of March 16, 2017, by and among Hilton Worldwide Finance LLC, Hilton Worldwide Finance Corp., the guarantors party thereto and Goldman, Sachs & Co., on behalf of the initial purchasers (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on March 22, 2017).

10.1
Employee Matters Agreement, dated January 2, 2017, among Hilton Worldwide Holdings Inc., Hilton Domestic Operating Company Inc., Park Hotels & Resorts Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on January 4, 2017).

10.2
Tax Matters Agreement, dated January 2, 2017, among Hilton Worldwide Holdings Inc., Hilton Domestic Operating Company Inc., Park Hotels & Resorts Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on January 4, 2017).

10.3
Transition Services Agreement, dated January 2, 2017, among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on January 4, 2017).

10.4
License Agreement, dated January 2, 2017, by and between Hilton Worldwide Holdings Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on January 4, 2017).

10.5
Tax Stockholders Agreement, dated January 2, 2017, among Hilton Worldwide Holdings Inc., Hilton Grand Vacations Inc. and the other parties thereto (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on January 4, 2017).

10.6
Amendment No. 3, dated as of March 16, 2017, to the Credit Agreement, dated as of October 25, 2013 (as amended by that certain Amendment No. 1 to the Credit Agreement dated as of August 18, 2016 and as further amended by that certain Amendment No. 2 to the Credit Agreement dated as of November 21, 2016), by and among Hilton Worldwide Holdings Inc., Hilton Worldwide Parent LLC, Hilton Worldwide Finance LLC, the other guarantors party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent, collateral agent, swing line lender and L/C issuer and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on March 22, 2017).

10.7	Form of 2017 Performance Share Agreement.*

10.8	Form of 2017 Restricted Stock Unit Agreement.*
10.9	Form of 2017 Nonqualified Stock Option Agreement.*
10.10	Form of 2017 Restricted Stock Unit Agreement for Special Awards.*
10.11	Form of Restricted Stock Agreement - Conversion of 2015 Performance Shares.*
10.12	Form of Restricted Stock Agreement - Conversion of 2016 Performance Shares.*
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: May 2, 2017