Form 10-Q
period 2017-06-30
Hilton Worldwide Holdings Inc.
filed 2017-07-26
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of July 19, 2017 was 324,212,528.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$784	$1,062
Restricted cash and cash equivalents	125	121
Accounts receivable, net of allowance for doubtful accounts of $25 and $27	921	755
Prepaid expenses	123	89
Income taxes receivable	—	13
Other	46	39
Current assets of discontinued operations	—	1,478
Total current assets (variable interest entities - $83 and $167)	1,999	3,557
Intangibles and Other Assets:
Goodwill	5,164	5,218
Brands	4,872	4,848
Management and franchise contracts, net	930	963
Other intangible assets, net	432	447
Property and equipment, net	338	341
Deferred income tax assets	82	82
Other	452	408
Non-current assets of discontinued operations	—	10,347
Total intangibles and other assets (variable interest entities - $169 and $569)	12,270	22,654
TOTAL ASSETS	$14,269	$26,211
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$1,879	$1,821
Current maturities of long-term debt	48	33
Income taxes payable	62	56
Current liabilities of discontinued operations	—	774
Total current liabilities (variable interest entities - $54 and $124)	1,989	2,684
Long-term debt	6,572	6,583
Deferred revenues	99	42
Deferred income tax liabilities	1,673	1,778
Liability for guest loyalty program	884	889
Other	1,537	1,492
Non-current liabilities of discontinued operations	—	6,894
Total liabilities (variable interest entities - $270 and $766)	12,754	20,362
Commitments and contingencies - see Note 14
Equity:
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock(1), $0.01 par value; 10,000,000,000 authorized shares, 330,916,295 issued and 325,235,234 outstanding as of June 30, 2017 and 329,351,581 issued and 329,341,992 outstanding as of December 31, 2016	3	3
Treasury stock, at cost; 5,681,061 shares as of June 30, 2017 and 9,589 shares as of December 31, 2016	(352)	—
Additional paid-in capital(1)	10,245	10,220
Accumulated deficit	(7,514)	(3,323)
Accumulated other comprehensive loss	(867)	(1,001)
Total Hilton stockholders' equity	1,515	5,899
Noncontrolling interests	—	(50)
Total equity	1,515	5,849
TOTAL LIABILITIES AND EQUITY	$14,269	$26,211
____________

(1)
Balance as of December 31, 2016 was adjusted to reflect the 1-for-3 reverse stock split that occurred on January 3, 2017. See Note 1: "Organization and Basis of Presentation" for additional information.

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Franchise fees	$372	$311	$666	$564
Base and other management fees	85	60	168	120
Incentive management fees	56	33	108	69
Owned and leased hotels	377	398	677	717
Other revenues	20	18	57	35
	910	820	1,676	1,505
Other revenues from managed and franchised properties	1,436	1,130	2,831	2,171
Total revenues	2,346	1,950	4,507	3,676

Expenses
Owned and leased hotels	330	349	602	656
Depreciation and amortization	87	91	176	183
Impairment loss	—	—	—	15
General and administrative	117	97	222	180
Other expenses	11	11	34	29
	545	548	1,034	1,063
Other expenses from managed and franchised properties	1,436	1,130	2,831	2,171
Total expenses	1,981	1,678	3,865	3,234

Gain on sales of assets, net	—	1	—	1

Operating income	365	273	642	443

Interest expense	(100)	(99)	(204)	(189)
Gain (loss) on foreign currency transactions	5	(14)	1	(26)
Loss on debt extinguishment	—	—	(60)	—
Other non-operating income, net	5	3	6	5

Income from continuing operations before income taxes	275	163	385	233

Income tax benefit (expense)	(108)	(63)	(143)	58

Income from continuing operations, net of taxes	167	100	242	291
Income from discontinued operations, net of taxes	—	144	—	263
Net income	167	244	242	554
Net income attributable to noncontrolling interests	(1)	(5)	(2)	(6)
Net income attributable to Hilton stockholders	$166	$239	$240	$548

Earnings per share(1)
Basic:
Net income from continuing operations per share	$0.51	$0.29	$0.73	$0.88
Net income from discontinued operations per share	—	0.44	—	0.79
Net income per share	$0.51	$0.73	$0.73	$1.67
Diluted:
Net income from continuing operations per share	$0.51	$0.29	$0.73	$0.87
Net income from discontinued operations per share	—	0.43	—	0.79
Net income per share	$0.51	$0.72	$0.73	$1.66

Cash dividends declared per share(1)	$0.15	$0.21	$0.30	$0.42
____________

(1)
Weighted average shares outstanding used in the computation of basic and diluted earnings per share and cash dividends declared per share for the three and six months ended June 30, 2016 were adjusted to reflect the 1-for-3 reverse stock split that occurred on January 3, 2017. See Note 1: "Organization and Basis of Presentation" for additional information.

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$167	$244	$242	$554
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $—, $(12), $1 and $(15)	54	(53)	74	(40)
Pension liability adjustment, net of tax of $—, $—, $(1) and $(1)	3	1	4	2
Cash flow hedge adjustment, net of tax of $2, $—, $4 and $4	(5)	—	(7)	(6)
Total other comprehensive income (loss)	52	(52)	71	(44)

Comprehensive income	219	192	313	510
Comprehensive income attributable to noncontrolling interests	(2)	(5)	(2)	(4)
Comprehensive income attributable to Hilton stockholders	$217	$187	$311	$506

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating Activities:
Net income	$242	$554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176	340
Impairment loss	—	15
Gain on sales of assets, net	—	(2)
Loss (gain) on foreign currency transactions	(1)	25
Loss on debt extinguishment	60	—
Share-based compensation	36	27
Deferred income taxes	(98)	(100)
Working capital changes and other	(39)	(185)
Net cash provided by operating activities	376	674
Investing Activities:
Capital expenditures for property and equipment	(18)	(169)
Proceeds from asset dispositions	—	1
Contract acquisition costs	(32)	(18)
Capitalized software costs	(29)	(35)
Other	(18)	(15)
Net cash used in investing activities	(97)	(236)
Financing Activities:
Borrowings	1,823	—
Repayment of debt	(1,836)	(64)
Debt issuance costs and redemption premium	(68)	—
Dividends paid	(98)	(138)
Cash transferred in spin-offs of Park and HGV	(501)	—
Repurchases of common stock	(352)	—
Distributions to noncontrolling interests	(1)	(4)
Tax withholdings on share-based compensation	(28)	(13)
Net cash used in financing activities	(1,061)	(219)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	7	6
Net increase (decrease) in cash, restricted cash and cash equivalents	(775)	225
Cash, restricted cash and cash equivalents from continuing operations, beginning of period	1,183	633
Cash, restricted cash and cash equivalents from discontinued operations, beginning of period	501	223
Cash, restricted cash and cash equivalents, beginning of period	1,684	856
Cash, restricted cash and cash equivalents from continuing operations, end of period	909	718
Cash, restricted cash and cash equivalents from discontinued operations, end of period	—	363
Cash, restricted cash and cash equivalents, end of period	$909	$1,081

Supplemental Disclosures:
Cash paid during the year:
Interest	$158	$225
Income taxes, net of refunds	237	242
Non-cash investing activities:
Conversion of Park's property and equipment to timeshare inventory of HGV	$—	$(22)
Non-cash financing activities:
Spin-offs of Park and HGV	$29	$—

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts, including timeshare properties. As of June 30, 2017, we managed, franchised, owned or leased 5,079 hotels and resorts, totaling 825,747 rooms in 103 countries and territories.

In March 2017, HNA Tourism Group Co., Ltd. and certain of its affiliates (together, "HNA") acquired 82.5 million shares of Hilton common stock from affiliates of The Blackstone Group L.P. ("Blackstone"). As of June 30, 2017, HNA and Blackstone beneficially owned approximately 25.4 percent and 10.3 percent of our common stock, respectively.

Spin-offs

On January 3, 2017, we completed the spin-offs of a portfolio of hotels and resorts, as well as our timeshare business, into two independent, publicly traded companies: Park Hotels & Resorts Inc. ("Park") and Hilton Grand Vacations Inc. ("HGV"), respectively, (the "spin-offs"). See Note 3: "Discontinued Operations" for additional information.

Reverse Stock Split

On January 3, 2017, we completed a 1-for-3 reverse stock split of Hilton's outstanding common stock (the "Reverse Stock
Split"). All historical share and share-related information presented in these condensed consolidated financial statements have been retrospectively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Split. The retrospective adjustments resulted in the reclassification of $7 million from common stock to additional paid-in capital in the condensed consolidated balance sheets for all periods presented prior to the date of the Reverse Stock Split.

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016 have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in Item 8.01 of our Current Report on Form 8-K dated July 26, 2017.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Additionally, interim results are not necessarily indicative of full year performance.

These condensed consolidated financial statements present the condensed consolidated financial position of Hilton as of June 30, 2017 and December 31, 2016 and the results of operations of Hilton for the three and six months ended June 30, 2017 and 2016 giving effect to the spin-offs, with the historical financial results of Park and HGV reflected as discontinued operations. Unless otherwise indicated, the information in the notes to the condensed consolidated financial statements refer only to Hilton's continuing operations and do not include discussion of balances or activity of Park or HGV.

Principles of Consolidation

In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. All material intercompany transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the presentation following the spin-offs, which includes the reclassification of the financial position and results of operations of Park and HGV as discontinued operations as of December 31, 2016 and for the three and six months ended June 30, 2016. Additionally, certain line items in the condensed consolidated statements of operations have been revised to reflect the operating structure of Hilton subsequent to the spin-offs. The primary change to the condensed consolidated statements of operations is the disaggregation of management and franchise fee revenues.

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

In March 2016, the FASB issued ASU No. 2016-09 ("ASU 2016-09"), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as to clarify the classification in the statement of cash flows. We adopted ASU 2016-09 as of January 1, 2017. One of the provisions of this ASU requires entities to make an accounting policy election with respect to forfeitures of share-based payment awards, and we elected to account for forfeitures as they occur and adopted this provision of ASU 2016-09 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of January 1, 2017 of approximately $1 million. Additionally, we have applied the provisions of this ASU on a retrospective basis in our condensed consolidated statements of cash flows, which includes presenting: (i) excess tax benefits as an operating activity, which were previously presented as a financing activity; and (ii) cash payments to tax authorities for employee taxes when shares are withheld to meet statutory withholding requirements as a financing activity, which were previously presented as an operating activity.

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

In May 2014, the FASB issued ASU No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Subsequent to ASU 2014-09, the FASB issued several related ASUs. The provisions of ASU 2014-09 and the related ASUs are effective for reporting periods beginning after December 15, 2017; early adoption is permitted. ASU 2014-09 permits two transition approaches: retrospective or modified retrospective. We currently expect to implement this ASU using the retrospective approach.

We anticipate that ASU 2014-09 and the related ASUs will have a material effect on our consolidated financial statements. However, we expect revenue recognition related to our accounting for ongoing royalty and management fee revenues, direct reimbursable fees from our management and franchise agreements and hotel guest transactions at our owned and leased hotels to remain substantially unchanged.

While we are continuing to assess all other potential effects of the standard, we currently believe the provisions of ASU 2014-09 and the related ASUs will affect revenue recognition as follows: (i) application and initiation fees for new hotels entering the system will be recognized over the term of the franchise agreement; (ii) certain contract acquisition costs related to our management and franchise agreements will be recognized over the term of the agreements as a reduction to revenue; and (iii) incentive management fees will be recognized to the extent that it is probable that a significant reversal will not occur as a result of future hotel profits or cash flows. We do not expect the changes in revenue recognition for certain contract acquisition costs or incentive management fees to affect the Company’s net income for any full year period. We are currently assessing the effect of the standard on indirect reimbursable fees related to our management and franchise agreements and the accounting for our guest loyalty program. We continue to update our assessment of the effect that ASU 2014-09 and the related ASUs will have on our consolidated financial statements and we will disclose further material effects, if any, when known.

Note 3: Discontinued Operations

On January 3, 2017, we completed the spin-offs of Park and HGV via a pro rata distribution to each of Hilton's stockholders of record, as of close of business on December 15, 2016, of 100 percent of the outstanding common stock of each of Park and HGV (the "Distribution"). Each Hilton stockholder of record received one share of Park common stock for every five shares of Hilton common stock and one share of HGV common stock for every ten shares of Hilton common stock. Following the spin-offs, Hilton did not retain any ownership interest in Park or HGV. Both Park and HGV have their common stock listed on the New York Stock Exchange under the symbols "PK" and "HGV," respectively.

In connection with the spin-offs, on January 2, 2017, Hilton entered into several agreements with Park and HGV that govern Hilton’s relationship with them following the Distribution including: (i) a Distribution Agreement; (ii) an Employee Matters Agreement; (iii) a Tax Matters Agreement; (iv) a Transition Services Agreement ("TSA"); (v) an HGV License Agreement; (vi) a Tax Stockholders Agreement; and (vii) management and franchise agreements.

Under the TSA with Park and HGV, Hilton or one of its affiliates provides Park and HGV with certain services for a period of two years to help ensure an orderly transition following the Distribution. The services that Hilton agreed to provide under the TSA may include: finance; information technology; human resources and compensation; facilities; legal and compliance; and other services. The entity providing the services is compensated for any such services at agreed amounts as set forth in the TSA.

The License Agreement with HGV granted HGV the exclusive right, for an initial term of 100 years, to use certain Hilton marks and intellectual property in its timeshare business, subject to the terms and conditions of the agreement. HGV pays a royalty fee of five percent of gross revenues, as defined, to Hilton quarterly in arrears, as well as specified additional fees and reimbursements. Additionally, during the term of the license agreement, HGV will participate in Hilton’s guest loyalty program, Hilton Honors.

Under the management and franchise agreements with Park, Park pays agreed upon fees for various services that Hilton provides to support the operations of their hotels, as well as royalty fees for the licensing of Hilton's hotel brands. The terms of the management agreements generally include a base management fee, calculated as three percent of gross hotel revenues or receipts, and an incentive management fee, calculated as six percent of a specified measure of hotel earnings that is calculated in accordance with the applicable management agreement. Additionally, payroll and related costs, certain other operating costs, marketing expenses and other expenses associated with Hilton's brands and shared services are directly reimbursed to Hilton by Park pursuant to the terms of the management and franchise agreements.

Financial Information

During the three and six months ended June 30, 2017, we recognized $43 million and $82 million, respectively, of management and franchise fees for properties that were transferred to Park upon completion of the spin-offs and $23 million and $43 million, respectively, of license fees from HGV.

Prior to the spin-offs, the results of Park were reported in our ownership segment and the results of HGV were reported in our timeshare segment. Following the spin-offs, we do not have a timeshare segment, as we no longer have timeshare operations.

The following table presents the assets and liabilities of Park and HGV that were included in discontinued operations in our condensed consolidated balance sheet:

December 31, 2016
(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$341
Restricted cash and cash equivalents	160
Accounts receivable, net	250
Prepaid expenses	48
Inventories	527
Current portion of financing receivables, net	136
Other	16
Total current assets of discontinued operations (variable interest entities - $92)	1,478
Intangibles and Other Assets:
Goodwill	604
Management and franchise contracts, net	56
Other intangible assets, net	60
Property and equipment, net	8,589
Deferred income tax assets	35
Financing receivables, net	895
Investments in affiliates	81
Other	27
Total intangibles and other assets of discontinued operations (variable interest entities - $405)	10,347
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$11,825
LIABILITIES
Current Liabilities:
Accounts payable, accrued expenses and other	$632
Current maturities of long-term debt	65
Current maturities of timeshare debt	73
Income taxes payable	4
Total current liabilities of discontinued operations (variable interest entities - $81)	774
Long-term debt	3,437
Timeshare debt	621
Deferred revenues	22
Deferred income tax liabilities	2,797
Other	17
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS (variable interest entities - $506)	$7,668

The following table presents the results of operations of Park and HGV that were included in discontinued operations in our condensed consolidated statements of operations:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in millions)
Total revenues from discontinued operations	$1,101	$2,125

Expenses
Owned and leased hotels	459	908
Timeshare	223	440
Depreciation and amortization	80	157
Other	60	102
Total expenses from discontinued operations	822	1,607

Gain on sales of assets, net	1	1

Operating income from discontinued operations	280	519

Non-operating loss, net	(43)	(88)

Income from discontinued operations before income taxes	237	431

Income tax expense	(93)	(168)

Income from discontinued operations, net of taxes	144	263
Income from discontinued operations attributable to noncontrolling interests, net of taxes	(1)	(3)
Income from discontinued operations attributable to Hilton stockholders, net of taxes	$143	$260

The following table presents selected financial information of Park and HGV that was included in our condensed consolidated statement of cash flows:

Six Months Ended June 30, 2016
(in millions)
Non-cash items included in net income:
Depreciation and amortization	$157
Gain on sales of assets, net	(1)

Investing activities:
Capital expenditures for property and equipment	$(140)

Note 4: Consolidated Variable Interest Entities

As of June 30, 2017 and December 31, 2016, we consolidated three variable interest entities ("VIEs"): two entities that leased hotel properties and one management company. We are the primary beneficiaries of these consolidated VIEs as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our VIEs are only available to settle the obligations of the respective entities. Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised the following:

	June 30,	December 31,
	2017	2016
	(in millions)
Cash and cash equivalents	$64	$57
Accounts receivable, net	12	14
Property and equipment, net	53	52
Deferred income tax assets	60	58
Other non-current assets	56	53
Accounts payable, accrued expenses and other	37	33
Long-term debt	219	212

During the six months ended June 30, 2017 and 2016, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 5: Goodwill and Intangible Assets

Goodwill

Our goodwill balances, by reporting unit, were as follows:

	Ownership(1)	Management and Franchise(2)	Total
	(in millions)
Balance as of December 31, 2016	$184	$5,034	$5,218
Spin-offs of Park and HGV	(91)	—	(91)
Foreign currency translation	6	31	37
Balance as of June 30, 2017	$99	$5,065	$5,164
____________

(1)
The balance as of December 31, 2016 excludes goodwill of $2,706 million and accumulated impairment losses of $2,102 million that were attributable to Park and included in non-current assets of discontinued operations in our condensed consolidated balance sheet. Amounts for the ownership reporting unit include the following gross carrying values and accumulated impairment losses for the periods presented:

	Gross Carrying Value	Accumulated Impairment Losses	Net Carrying Value
	(in millions)
Balance as of December 31, 2016	$856	$(672)	$184
Spin-offs of Park and HGV	(423)	332	(91)
Foreign currency translation	6	—	6
Balance as of June 30, 2017	$439	$(340)	$99

(2)	There were no accumulated impairment losses for the management and franchise reporting unit as of December 31, 2016 and June 30, 2017.

Intangible Assets

Intangible assets were as follows:

	June 30, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Amortizing Intangible Assets:
Management and franchise contracts:
Management and franchise contracts recorded at merger(1)	$2,232	$(1,625)	$607
Contract acquisition costs and other	398	(75)	323
	$2,630	$(1,700)	$930

Other intangible assets:
Leases(1)	$290	$(140)	$150
Capitalized software	539	(396)	143
Hilton Honors(1)	338	(205)	133
Other	38	(32)	6
	$1,205	$(773)	$432

Non-amortizing Intangible Assets:
Brands(1)(2)	$4,872	$—	$4,872

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Amortizing Intangible Assets:
Management and franchise contracts:
Management and franchise contracts recorded at merger(1)	$2,221	$(1,534)	$687
Contract acquisition costs and other	343	(67)	276
	$2,564	$(1,601)	$963

Other intangible assets:
Leases(1)	$276	$(126)	$150
Capitalized software	510	(362)	148
Hilton Honors(1)	335	(192)	143
Other	37	(31)	6
	$1,158	$(711)	$447

Non-amortizing Intangible Assets:
Brands(1)(2)	$4,848	$—	$4,848
____________

(1)	Represents intangible assets that were initially recorded at their fair value as part of the October 24, 2007 transaction whereby we became a wholly owned subsidiary of an affiliate of Blackstone.

(2)	Changes to our brands intangible assets from December 31, 2016 to June 30, 2017 were due to foreign currency translations.

We recorded amortization expense of $71 million and $77 million for the three months ended June 30, 2017 and 2016, respectively, including $17 million and $21 million of amortization expense on capitalized software, respectively. We recorded amortization expense of $145 million and $155 million for the six months ended June 30, 2017 and 2016, respectively, including $34 million and $43 million of amortization expense on capitalized software, respectively.

We estimated our future amortization expense for our amortizing intangible assets as of June 30, 2017 to be as follows:

Year	(in millions)
2017 (remaining)	$152
2018	264
2019	249
2020	204
2021	76
Thereafter	417
$1,362

Note 6: Debt

Long-term Debt

Long-term debt balances, including obligations for capital leases, and associated interest rates as of June 30, 2017, were as follows:

	June 30,	December 31,
	2017	2016
	(in millions)
Senior notes due 2021	$—	$1,500
Senior notes with a rate of 4.250%, due 2024	1,000	1,000
Senior notes with a rate of 4.625%, due 2025	900	—
Senior notes with a rate of 4.875%, due 2027	600	—
Senior secured term loan facility due 2020	—	750
Senior secured term loan facility with a rate of 3.22%, due 2023	3,949	3,209
Capital lease obligations with an average rate of 6.34%, due 2021 to 2030	236	227
Other debt with an average rate of 2.65%, due 2018 to 2026	21	20
	6,706	6,706
Less: unamortized deferred financing costs and discount	(86)	(90)
Less: current maturities of long-term debt(1)	(48)	(33)
	$6,572	$6,583
____________

(1)	Net of unamortized deferred financing costs and discount attributable to current maturities of long-term debt.

Senior Notes

In March 2017, we issued $900 million aggregate principal amount of 4.625% Senior Notes due 2025 (the "2025 Senior Notes") and $600 million aggregate principal amount of 4.875% Senior Notes due 2027 (the "2027 Senior Notes"), and incurred $21 million of debt issuance costs. Interest on the 2025 Senior Notes and the 2027 Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning in October 2017. The 2025 Senior Notes and the 2027 Senior Notes are guaranteed on a senior unsecured basis by us and certain of our wholly owned subsidiaries. We used the net proceeds of the 2025 Senior Notes and the 2027 Senior Notes, along with available cash, to redeem in full our $1.5 billion 5.625% Senior Notes due 2021 (the "2021 Senior Notes"), plus accrued and unpaid interest. In connection with the repayment, we paid a redemption premium of $42 million and accelerated the recognition of $18 million of unamortized debt issuance costs, which were included in loss on debt extinguishment in our condensed consolidated statement of operations for the six months ended June 30, 2017.

Senior Secured Credit Facility

Our senior secured credit facility consists of a $1.0 billion senior secured revolving credit facility (the "Revolving Credit Facility") and a senior secured term loan facility (the "Term Loans"). In March 2017, we amended the Term Loans pursuant to which $750 million of outstanding Term Loans due in 2020 were extended, aligning their maturity with the $3,209 million tranche of Term Loans due 2023. Additionally, concurrent with the extension, the entire balance of the Term Loans was repriced with an interest rate of LIBOR plus 200 basis points. In connection with the refinancing of the Term Loans, we incurred $3 million of debt issuance costs, which were included in other non-operating income, net, in our condensed consolidated statement of operations for the six months ended June 30, 2017. As of June 30, 2017, we had $23 million of letters of credit outstanding under our Revolving Credit Facility and a borrowing capacity of $977 million.

Debt Maturities

The contractual maturities of our long-term debt as of June 30, 2017 were as follows:

Year	(in millions)
2017 (remaining)	$24
2018	58
2019	55
2020	56
2021	57
Thereafter	6,456
$6,706

Note 7: Derivative Instruments and Hedging Activities

During the six months ended June 30, 2017 and 2016, derivatives were used to hedge the interest rate risk associated with variable-rate debt, as well as foreign exchange risk associated with certain foreign currency denominated cash balances. During the six months ended June 30, 2017, derivatives were also used to hedge the foreign exchange risk associated with franchise fees.

Cash Flow Hedges

In May 2017, we began hedging foreign exchange-based cash flow variability in our euro denominated franchise fees using forward contracts (the "Fee Forward Contracts"). We elected to designate these Fee Forward Contracts as cash flow hedges for accounting purposes, and we record the change in fair value of the effective portions of these contracts in other comprehensive income (loss) until an individual contract matures. The effective portion of the hedges are reclassified from accumulated other comprehensive loss to franchise fees in our condensed consolidated statement of operations in the same period that the franchise fee revenue is earned. As of June 30, 2017, the Fee Forward Contracts had an aggregate notional amount of $10 million and maturities of 24 months or less. The fair value and earnings effect of our Fee Forward Contracts as of and for the three and six months ended June 30, 2017 were less than $1 million.

In March 2017, we entered into two interest rate swap agreements with notional amounts of $1.6 billion and $750 million, which swap one-month LIBOR on the Term Loans to fixed rates of 1.98 percent and 2.02 percent, respectively, and expire in March 2022. We elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

Non-designated Hedges

As of June 30, 2017, we held short-term forward contracts (the "Cash Forward Contracts") with an aggregate notional amount of $281 million to offset exposure to fluctuations in certain of our foreign currency denominated cash balances. We elected not to designate these Cash Forward Contracts as hedging instruments.

In August and September 2016, we dedesignated four interest rate swaps (the "2013 Interest Rate Swaps") that were previously designated as cash flow hedges as they no longer met the criteria for hedge accounting. These interest rate swaps, which had an aggregate notional amount of $1.45 billion and swapped three-month LIBOR on the Term Loans to a fixed rate of 1.87 percent, were settled in March 2017.

Fair Value of Derivative Instruments

We measure our derivative instruments at fair value, which is estimated using a discounted cash flow analysis, and we consider the inputs used to measure the fair value as Level 2 within the fair value hierarchy. The discounted cash flow analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs of similar instruments, including interest rate curves and spot and forward rates, as applicable, as well as option volatility. The fair values of our derivative instruments in our condensed consolidated balance sheets were as follows:

		June 30,	December 31,
	Balance Sheet Classification	2017	2016
		(in millions)
Cash Flow Hedges:
Interest rate swaps	Other liabilities	$16	N/A

Non-designated Hedges:
Interest rate swaps	Other liabilities	N/A	$12
Forward contracts	Other current assets	4	3
Forward contracts	Accounts payable, accrued expenses and other	1	4

Earnings Effect of Derivative Instruments

The gains and losses recognized in our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) before any effect for income taxes were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Classification of Gain (Loss) Recognized	2017	2016	2017	2016
		(in millions)		(in millions)
Cash Flow Hedges(1):
Interest rate swaps	Other comprehensive income (loss)	$(9)	$—	$(16)	$(10)

Non-designated Hedges:
Interest rate swaps	Other non-operating income, net	—	N/A	2	N/A
Interest rate swaps(2)	Interest expense	(2)	N/A	(5)	N/A
Forward contracts	Gain (loss) on foreign currency transactions	6	2	7	3
____________

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three and six months ended June 30, 2017 and 2016.

(2)
These amounts are related to the dedesignation of the 2013 Interest Rate Swaps as cash flow hedges and were reclassified from accumulated other comprehensive loss as the underlying transactions occurred.

Note 8: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below, see Note 7: "Derivative Instruments and Hedging Activities" for the fair value information of our derivatives:

	June 30, 2017
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$458	$—	$458	$—
Restricted cash equivalents	12	—	12	—
Liabilities:
Long-term debt(1)	6,363	2,567	—	3,964

	December 31, 2016
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$782	$—	$782	$—
Restricted cash equivalents	11	—	11	—
Liabilities:
Long-term debt(1)	6,369	2,516	—	4,006
____________

(1)	The carrying values include unamortized deferred financing costs and discount. The carrying values and fair values exclude capital lease obligations and other debt.

The fair values of financial instruments not included in this table are estimated to be equal to their carrying values as of June 30, 2017 and December 31, 2016. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

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

Note 9: Income Taxes

At the end of each quarter, we estimate the effective income tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, foreign, state and local income taxes.

Our total unrecognized tax benefits as of June 30, 2017 were $173 million. We accrued approximately $35 million for the payment of interest and penalties as of June 30, 2017. As a result of the expected resolution of examination issues with federal, state and foreign tax authorities, we believe it is reasonably possible that during the next 12 months the amount of unrecognized tax benefits will decrease up to $8 million. Included in the balance of unrecognized tax benefits as of June 30, 2017 was $171 million associated with positions that, if favorably resolved, would provide a benefit to our effective income tax rate.

In April 2014, we received 30-day Letters from the Internal Revenue Service ("IRS") and the Revenue Agents Report ("RAR") for the 2006 and October 2007 tax years. We disagreed with several of the proposed adjustments in the RAR, filed a formal appeals protest with the IRS and did not make any tax payments related to this audit. The issues being protested in appeals relate to assertions by the IRS that: (i) certain foreign currency denominated intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries; (ii) in calculating the amount of U.S. taxable income resulting from our Hilton Honors guest loyalty program, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed; and (iii) certain foreign currency denominated loans issued by one of our Luxembourg subsidiaries whose functional currency is the U.S. dollar ("USD"), should instead be treated as issued by one of our Belgian subsidiaries whose functional currency is the euro, and thus foreign currency gains and losses with respect to such loans should have been measured in euros, instead of USD. Additionally, in January 2016, we received a 30-day Letter from the IRS and the RAR for the December 2007 through 2010 tax years. The RAR includes the proposed adjustments for tax years December 2007 through 2010, which reflect the carryover effect of the three protested issues from 2006 through October 2007. These proposed adjustments will also be protested in appeals and formal appeals protests have been submitted. In total, the proposed adjustments sought by the IRS would result in additional U.S. federal tax owed of approximately $874 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to Hilton Honors would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. However, based on continuing appeals process discussions with the IRS, we believe that it is more likely than not that we will not recognize the full benefit related to certain of the issues being appealed. Accordingly, we have recorded $47 million of unrecognized tax benefits related to these issues.

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign tax jurisdictions. We are under regular and recurring audit by the IRS and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in federal, state, local and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. We are no longer subject to U.S. federal income tax examination for years through 2004. As of June 30, 2017, we remain subject to federal examinations from 2005-2015, state examinations from 2005-2015 and foreign examinations of our income tax returns for the years 1996 through 2016.

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

Note 10: Share-Based Compensation

Under our 2013 and 2017 Omnibus Incentive Plans, we issue time-vesting restricted stock units and restricted stock ("RSUs"), nonqualified stock options ("options"), performance-vesting restricted stock units and restricted stock (collectively, "performance shares") and deferred share units ("DSUs"). We recognized share-based compensation expense of $34 million and $23 million during the three months ended June 30, 2017 and 2016, respectively, and $59 million and $39 million during the six months ended June 30, 2017 and 2016, respectively, which included amounts reimbursed by hotel owners. As of June 30, 2017, unrecognized compensation costs for unvested awards was approximately $165 million, which are expected to be recognized over a weighted-average period of 2.0 years on a straight-line basis. As of June 30, 2017, there were 17,979,543 shares of common stock available for future issuance under our 2017 Omnibus Incentive Plan, plus any shares subject to awards outstanding under our 2013 Omnibus Incentive Plan, which will become available for issuance under our 2017 Omnibus Incentive Plan as a result of such outstanding awards expiring or terminating or being canceled or forfeited.

All historical share and share-related information have been adjusted to reflect the Reverse Stock Split. See Note 1: "Organization and Basis of Presentation" for additional information.

Effect of the Spin-offs on Equity Awards

In connection with the spin-offs, the outstanding share-based compensation awards held by employees transferring to Park and HGV were converted to equity awards in Park and HGV common stock, respectively.

Share-based compensation awards of employees remaining at Hilton were adjusted using a conversion factor in accordance with the anti-dilution provisions of the 2013 Omnibus Incentive Plan with the intent to preserve the intrinsic value of the original awards (the "Conversion Factor"). The adjustments were determined by comparing the fair value of such awards immediately prior to the spin-offs to the fair value of such awards immediately after the spin-offs. The comparison resulted in no incremental compensation expense. Equity awards that were adjusted generally remain subject to the same vesting, expiration and other terms and conditions as applied to the awards immediately prior to the spin-offs.

RSUs

The following table summarizes the activity of our RSUs during the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2016	1,624,541	$65.24
Conversion from performance shares upon completion of the spin-offs(1)	671,604	72.42
Effect of the spin-offs(2)	439,113	57.60
Granted	1,459,473	58.77
Vested(2)	(881,070)	47.26
Forfeited(2)	(81,616)	49.07
Outstanding as of June 30, 2017(2)	3,232,045	52.63
____________

(1)	Represents all performance shares outstanding as of December 31, 2016.

(2)	The weighted average grant date fair value was adjusted to reflect the Conversion Factor.

The RSUs granted during the six months ended June 30, 2017 generally vest in equal annual installments over two or three years from the date of grant.

Options

The following table summarizes the activity of our options during the six months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2016	1,076,031	$66.83
Effect of the spin-offs(1)	251,145	57.60
Granted	748,965	58.40
Exercised(1)	(34,939)	45.71
Forfeited, canceled or expired(1)	(2,149)	51.86
Outstanding as of June 30, 2017(1)	2,039,053	51.23
Exercisable as of June 30, 2017(1)	768,747	48.31
____________

(1)	The weighted average exercise price was adjusted to reflect the Conversion Factor.

The options granted during 2017 vest over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The weighted average grant date fair value of the options granted during the six months ended June 30, 2017 was $13.96, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility(1)	24.00%
Dividend yield(2)	0.92 - 1.03%
Risk-free rate(3)	1.93 - 2.03%
Expected term (in years)(4)	6.0
____________

(1)
Estimated using historical movement of Hilton's stock price and, due to limited trading history, historical volatility of our peer group over a time period consistent with our expected term assumption.

(2)	Estimated based on the expected annualized dividend payment at the date of grant.

(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.

(4)	Estimated using the average of the vesting periods and the contractual term of the options.

Performance Shares

As of December 31, 2016, we had outstanding performance awards based on a measure of the Company’s total shareholder return relative to the total shareholder returns of members of a peer company group ("relative shareholder return") and based on the Company’s earnings before interest expense, income taxes and depreciation and amortization ("EBITDA") compound annual growth rate ("CAGR"). Upon completion of the spin-offs, we converted all 671,604 outstanding performance shares to RSUs based on a 100 percent achievement percentage with the same vesting periods as the original awards and, as of June 30, 2017, there were no outstanding performance shares based on relative shareholder return.

During the six months ended June 30, 2017, we issued performance shares with 50 percent of the shares subject to achievement based on the Company's EBITDA CAGR and the other 50 percent of the shares subject to achievement based on the Company’s free cash flow ("FCF") per share CAGR ("FCF CAGR"). The performance shares are settled at the end of the three-year performance period. We determined that the performance condition for these awards is probable of achievement and, as of June 30, 2017, we recognized compensation expense based on the anticipated achievement percentage of 150 percent and 100 percent for the performance awards based on EBITDA CAGR and FCF CAGR, respectively.

The following table summarizes the activity of our performance shares during the six months ended June 30, 2017:

	EBITDA CAGR		FCF CAGR
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2016	335,802	$68.09	—	N/A
Conversion to RSUs upon completion of the spin-offs	(335,802)	68.09	—	N/A
Granted	179,006	58.40	178,975	$58.40
Outstanding as of June 30, 2017	179,006	58.40	178,975	58.40

DSUs

During the six months ended June 30, 2017, we issued to our independent directors 13,740 DSUs with a grant date fair value of $65.48, which are fully vested and non-forfeitable on the grant date. DSUs are settled for shares of our common stock and deliverable upon the earlier of termination of the individual's service on our board of directors or a change in control.

Note 11: Stockholders' Equity and Accumulated Other Comprehensive Loss

The changes in the components of stockholders' equity were as follows:

	Equity Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2016(1)	329	$3	$—	$10,220	$(3,323)	$(1,001)	$(50)	$5,849
Share-based compensation	2	—	—	24	—	—	—	24
Repurchases of common stock	(6)	—	(352)	—	—	—	—	(352)
Net income	—	—	—	—	240	—	2	242
Other comprehensive income	—	—	—	—	—	71	—	71
Dividends	—	—	—	—	(99)	—	—	(99)
Spin-offs of Park and HGV	—	—	—	—	(4,331)	63	49	(4,219)
Cumulative effect of the adoption of ASU 2016-09	—	—	—	1	(1)	—	—	—
Distributions	—	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2017	325	$3	$(352)	$10,245	$(7,514)	$(867)	$—	$1,515

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock					Noncontrolling Interests(2)
	Shares	Amount					Total
	(in millions)
Balance as of December 31, 2015(1)	329	$3	$10,158	$(3,392)	$(784)	$(34)	$5,951
Share-based compensation	1	—	24	—	—	—	24
Net income	—	—	—	548	—	6	554
Other comprehensive loss	—	—	—	—	(42)	(2)	(44)
Dividends	—	—	—	(140)	—	—	(140)
Cumulative effect of the adoption of ASU 2015-02	—	—	—	—	—	5	5
Distributions	—	—	—	—	—	(4)	(4)
Balance as of June 30, 2016(1)	330	$3	$10,182	$(2,984)	$(826)	$(29)	$6,346
____________

(1)	Common stock and additional paid-in capital were adjusted to reflect the Reverse Stock Split. See Note 1: "Organization and Basis of Presentation" for additional information.

(2)	Other comprehensive loss attributable to non-controlling interests was related to currency translation adjustments.

In February 2017, our board of directors authorized a stock repurchase program of up to $1.0 billion of the Company's common stock. During the six months ended June 30, 2017, we repurchased 5,671,472 shares of common stock under the program at a total cost of $352 million, including the repurchase of 1,500,000 shares from affiliates of Blackstone for a total cost of $99 million in June 2017. As of June 30, 2017, $648 million remained available for share repurchases under the program.

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2016	$(738)	$(251)	$(12)	$(1,001)
Other comprehensive income (loss) before reclassifications	74	—	(10)	64
Amounts reclassified from accumulated other comprehensive loss	—	4	3	7
Net current period other comprehensive income (loss)	74	4	(7)	71
Spin-offs of Park and HGV	63	—	—	63
Balance as of June 30, 2017	$(601)	$(247)	$(19)	$(867)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2015	$(580)	$(194)	$(10)	$(784)
Other comprehensive loss before reclassifications	(37)	(1)	(6)	(44)
Amounts reclassified from accumulated other comprehensive loss	(1)	3	—	2
Net current period other comprehensive income (loss)	(38)	2	(6)	(42)
Balance as of June 30, 2016	$(618)	$(192)	$(16)	$(826)
____________

(1)
Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature. Amounts reclassified related to gains on net investment hedges and were recognized in other non-operating income, net, net of a tax benefit of less than $1 million, in our condensed consolidated statement of operations for the six months ended June 30, 2016.

(2)
Amounts reclassified include the amortization of prior service cost and net loss that were included in our computation of net periodic pension cost. They were recognized in general and administrative expenses, net of a $2 million tax benefit, in our condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016, respectively.

(3)
Amount reclassified includes $5 million related to the 2013 Interest Rate Swaps, net of a tax benefit of $2 million, recognized in interest expense in our condensed consolidated statement of operations for the six months ended June 30, 2017.

Note 12: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"). All historical share and per share amounts have been adjusted to reflect the Reverse Stock Split. See Note 1: "Organization and Basis of Presentation" for additional information.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income from continuing operations attributable to Hilton stockholders	$166	$96	$240	$288
Denominator:
Weighted average shares outstanding	327	329	328	329
Basic EPS	$0.51	$0.29	$0.73	$0.88

Diluted EPS:
Numerator:
Net income from continuing operations attributable to Hilton stockholders	$166	$96	$240	$288
Denominator:
Weighted average shares outstanding	329	330	330	330
Diluted EPS	$0.51	$0.29	$0.73	$0.87

Approximately 1 million share-based compensation awards were excluded from the weighted average shares outstanding used in the computation of diluted EPS for the three and six months ended June 30, 2017 and June 30, 2016 because their effect would have been anti-dilutive under the treasury stock method.

Note 13: Business Segments

We are a diversified hospitality company with operations organized in two distinct operating segments following the spin-offs: (i) management and franchise; and (ii) ownership. These segments are managed and reported separately because of their distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us. As of June 30, 2017, this segment included 633 managed hotels and 4,324 franchised hotels consisting of 795,312 total rooms, which includes the 67 hotels with 35,425 rooms that were previously owned or leased by Hilton or unconsolidated affiliates of Hilton and, upon completion of the spin-offs, were owned or leased by Park or unconsolidated affiliates of Park. This segment also earns fees for managing properties in our ownership segment and, effective upon completion of the spin-offs, a license fee from HGV for the exclusive right to use certain Hilton marks and intellectual property in HGV's timeshare business.

As of June 30, 2017, the ownership segment included 74 properties totaling 22,334 rooms, comprising 65 hotels that we wholly owned or leased, one hotel leased by a consolidated non-wholly owned entity, two hotels leased by consolidated VIEs and six hotels owned or leased by unconsolidated affiliates.

Prior to the spin-offs, the performance of our operating segments was evaluated primarily on Adjusted EBITDA. Following the spin-offs, the performance of our operating segments is evaluated primarily on operating income, without allocating corporate and other revenues and other expenses or general and administrative expenses, since we have simplified our operating segments and certain adjustments included in Adjusted EBITDA on a segment basis are no longer applicable.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Management and franchise(1)	$523	$416	$959	$773
Ownership	377	398	677	717
Segment revenues	900	814	1,636	1,490
Other revenues	20	18	57	35
Other revenues from managed and franchised properties	1,436	1,130	2,831	2,171
Intersegment fees elimination(1)	(10)	(12)	(17)	(20)
Total revenues	$2,346	$1,950	$4,507	$3,676
____________

(1)	Includes management, royalty and intellectual property fees charged to our ownership segment, which were eliminated in our condensed consolidated statements of operations.

The following table presents operating income for our reportable segments, reconciled to consolidated income from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Management and franchise(1)	$523	$416	$959	$773
Ownership(1)	37	37	58	41
Segment operating income	560	453	1,017	814
Other revenues, less other expenses	9	7	23	6
Depreciation and amortization	(87)	(91)	(176)	(183)
Impairment loss	—	—	—	(15)
General and administrative	(117)	(97)	(222)	(180)
Gain on sales of assets, net	—	1	—	1
Operating income	365	273	642	443
Interest expense	(100)	(99)	(204)	(189)
Gain (loss) on foreign currency transactions	5	(14)	1	(26)
Loss on debt extinguishment	—	—	(60)	—
Other non-operating income, net	5	3	6	5
Income from continuing operations before income taxes	$275	$163	$385	$233
____________

(1)
Includes management, royalty and intellectual property fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

The following table presents total assets for our reportable segments, reconciled to consolidated assets of continuing operations:

	June 30,	December 31,
	2017	2016
	(in millions)
Management and franchise	$10,846	$10,825
Ownership	970	1,032
Corporate and other	2,453	2,529
	$14,269	$14,386

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated capital expenditures of continuing operations:

	Six Months Ended
	June 30,
	2017	2016
	(in millions)
Ownership	$10	$25
Corporate and other	8	4
	$18	$29

Note 14: Commitments and Contingencies

We provide performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of June 30, 2017, we had six contracts containing performance guarantees, with expirations ranging from 2019 to 2030, with possible cash outlays totaling approximately $72 million. Our obligations under these guarantees in future periods are dependent on the operating performance levels of these hotels over the remaining terms of the performance guarantees. We do not have any letters of credit pledged as collateral against these guarantees. As of June 30, 2017 and December 31, 2016, we recorded $11 million in accounts payable, accrued expenses and other and $14 million and $17 million, respectively, in other liabilities in our condensed consolidated balance sheets for two outstanding performance guarantees that are related to VIEs for which we are not the primary beneficiary.

We entered into an agreement with an affiliate of the owner of a hotel whereby we agreed to fund a $60 million junior mezzanine loan to finance the construction of the hotel, which is managed by us. The junior mezzanine loan is subordinated to a senior mortgage loan and senior mezzanine loan provided by third parties unaffiliated with us. During the three months ended June 30, 2017, we funded the remaining $1 million of this commitment and, therefore, as of June 30, 2017, the loan was fully funded.

We are involved in litigation arising in the normal course of business, some of which includes claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2017 will not have a material effect on our consolidated financial position, results of operations or cash flows.

Note 15: Condensed Consolidating Guarantor Financial Information

In October 2013, Hilton Worldwide Finance LLC and Hilton Worldwide Finance Corp. (the "HWF Issuers"), entities that are 100 percent owned by Hilton Worldwide Parent LLC ("HWP"), which is 100 percent owned by the Parent, issued the 2021 Senior Notes. In September 2016, Hilton Domestic Operating Company Inc. ("HOC"), an entity incorporated in July 2016 that is 100 percent owned by Hilton Worldwide Finance LLC and is a guarantor of the 2021 Senior Notes, 2025 Senior Notes and 2027 Senior Notes, assumed the 2024 Senior Notes that were issued in August 2016 by escrow issuers. In March 2017, the HWF Issuers, which are guarantors of the 2024 Senior Notes, issued the 2025 Senior Notes and 2027 Senior Notes, and used the net proceeds and available cash to repay in full the 2021 Senior Notes. The 2024 Senior Notes, 2025 Senior Notes and 2027 Senior Notes are collectively referred to as the Senior Notes. The HWF Issuers and HOC are collectively referred to as the Subsidiary Issuers.

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by HWP, the Parent and certain of the Parent's 100 percent owned domestic restricted subsidiaries that are themselves not issuers of the applicable series of Senior Notes (together, the "Guarantors''). The indentures that govern the Senior Notes provide that any subsidiary of the Company that provides a guarantee of the Senior Secured Credit Facility will guarantee the Senior Notes. As of June 30, 2017, none of our foreign subsidiaries or U.S. subsidiaries owned by foreign subsidiaries or conducting foreign operations or our non-wholly owned subsidiaries guarantee the Senior Notes (collectively, the "Non-Guarantors").

In September 2016, certain employees, assets and liabilities of a guarantor subsidiary were transferred into HOC. This transfer was considered to be a transfer of assets rather than a transfer of a business. Accordingly, we have separately presented HOC as a subsidiary issuer in our condensed consolidating financial information prospectively from the date of the transfer.

In connection with the spin-offs, certain entities that were previously guarantors of the 2021 Senior Notes and 2024 Senior Notes were released and no longer guaranteed these senior notes. The condensed consolidating financial information presents the financial information based on the composition of the Guarantors and Non-Guarantors as of June 30, 2017.

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

The following schedules present the condensed consolidating financial information as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016, for the Parent, HWF Issuers, HOC, Guarantors and Non-Guarantors.

	June 30, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$3	$11	$770	$—	$784
Restricted cash and cash equivalents	—	—	87	10	28	—	125
Accounts receivable, net	—	—	11	620	290	—	921
Intercompany receivables	—	—	—	—	40	(40)	—
Prepaid expenses	—	—	6	45	73	(1)	123
Income taxes receivable	—	—	—	27	—	(27)	—
Other	—	—	1	4	41	—	46
Total current assets	—	—	108	717	1,242	(68)	1,999
Intangibles and Other Assets:
Investments in subsidiaries	1,506	6,911	8,097	1,506	—	(18,020)	—
Goodwill	—	—	—	3,824	1,340	—	5,164
Brands	—	—	—	4,404	468	—	4,872
Management and franchise contracts, net	—	—	—	677	253	—	930
Other intangible assets, net	—	—	1	281	150	—	432
Property and equipment, net	—	—	13	61	264	—	338
Deferred income tax assets	9	4	166	—	87	(184)	82
Other	—	10	32	218	192	—	452
Total intangibles and other assets	1,515	6,925	8,309	10,971	2,754	(18,204)	12,270
TOTAL ASSETS	$1,515	$6,925	$8,417	$11,688	$3,996	$(18,272)	$14,269
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$23	$204	$1,193	$460	$(1)	$1,879
Intercompany payables	—	—	40	—	—	(40)	—
Current maturities of long-term debt	—	32	—	—	16	—	48
Income taxes payable	—	—	—	5	84	(27)	62
Total current liabilities	—	55	244	1,198	560	(68)	1,989
Long-term debt	—	5,349	982	—	241	—	6,572
Deferred revenues	—	—	—	99	—	—	99
Deferred income tax liabilities	—	—	—	1,857	—	(184)	1,673
Liability for guest loyalty program	—	—	—	884	—	—	884
Other	—	15	280	526	716	—	1,537
Total liabilities	—	5,419	1,506	4,564	1,517	(252)	12,754
Equity:
Total Hilton stockholders' equity	1,515	1,506	6,911	7,124	2,479	(18,020)	1,515
Noncontrolling interests	—	—	—	—	—	—	—
Total equity	1,515	1,506	6,911	7,124	2,479	(18,020)	1,515
TOTAL LIABILITIES AND EQUITY	$1,515	$6,925	$8,417	$11,688	$3,996	$(18,272)	$14,269

	December 31, 2016
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$3	$22	$1,037	$—	$1,062
Restricted cash and cash equivalents	—	—	87	9	25	—	121
Accounts receivable, net	—	—	7	484	264	—	755
Intercompany receivables	—	—	—	—	42	(42)	—
Prepaid expenses	—	—	6	21	65	(3)	89
Income taxes receivable	—	—	—	30	—	(17)	13
Other	—	—	1	5	33	—	39
Current assets of discontinued operations	—	—	—	—	1,502	(24)	1,478
Total current assets	—	—	104	571	2,968	(86)	3,557
Intangibles and Other Assets:
Investments in subsidiaries	5,889	11,300	12,583	5,889	—	(35,661)	—
Goodwill	—	—	—	3,824	1,394	—	5,218
Brands	—	—	—	4,404	444	—	4,848
Management and franchise contracts, net	—	—	—	716	247	—	963
Other intangible assets, net	—	—	1	296	150	—	447
Property and equipment, net	—	—	12	62	267	—	341
Deferred income tax assets	10	2	167	—	82	(179)	82
Other	—	12	30	213	153	—	408
Non-current assets of discontinued operations	—	—	—	12	10,345	(10)	10,347
Total intangibles and other assets	5,899	11,314	12,793	15,416	13,082	(35,850)	22,654
TOTAL ASSETS	$5,899	$11,314	$12,897	$15,987	$16,050	$(35,936)	$26,211
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$26	$293	$1,091	$414	$(3)	$1,821
Intercompany payables	—	—	42	—	—	(42)	—
Current maturities of long-term debt	—	26	—	—	7	—	33
Income taxes payable	—	—	—	—	73	(17)	56
Current liabilities of discontinued operations	—	—	—	77	721	(24)	774
Total current liabilities	—	52	335	1,168	1,215	(86)	2,684
Long-term debt	—	5,361	981	—	241	—	6,583
Deferred revenues	—	—	—	42	—	—	42
Deferred income tax liabilities	—	—	—	1,919	38	(179)	1,778
Liability for guest loyalty program	—	—	—	889	—	—	889
Other	—	12	277	490	713	—	1,492
Non-current liabilities of discontinued operations	—	—	4	—	6,900	(10)	6,894
Total liabilities	—	5,425	1,597	4,508	9,107	(275)	20,362
Equity:
Total Hilton stockholders' equity	5,899	5,889	11,300	11,479	6,993	(35,661)	5,899
Noncontrolling interests	—	—	—	—	(50)	—	(50)
Total equity	5,899	5,889	11,300	11,479	6,943	(35,661)	5,849
TOTAL LIABILITIES AND EQUITY	$5,899	$11,314	$12,897	$15,987	$16,050	$(35,936)	$26,211

	Three Months Ended June 30, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$49	$296	$32	$(5)	$372
Base and other management fees	—	—	—	53	32	—	85
Incentive management fees	—	—	—	21	35	—	56
Owned and leased hotels	—	—	—	—	377	—	377
Other revenues	—	—	2	16	2	—	20
	—	—	51	386	478	(5)	910
Other revenues from managed and franchised properties	—	—	41	1,229	166	—	1,436
Total revenues	—	—	92	1,615	644	(5)	2,346

Expenses
Owned and leased hotels	—	—	—	—	330	—	330
Depreciation and amortization	—	—	2	61	24	—	87
General and administrative	—	—	92	(2)	27	—	117
Other expenses	—	—	3	9	4	(5)	11
	—	—	97	68	385	(5)	545
Other expenses from managed and franchised properties	—	—	41	1,229	166	—	1,436
Total expenses	—	—	138	1,297	551	(5)	1,981

Operating income (loss)	—	—	(46)	318	93	—	365

Interest expense	—	(60)	(26)	—	(14)	—	(100)
Gain (loss) on foreign currency transactions	—	—	2	53	(50)	—	5
Other non-operating income, net	—	—	2	3	—	—	5

Income (loss) from continuing operations before income taxes and equity in earnings from subsidiaries	—	(60)	(68)	374	29	—	275

Income tax benefit (expense)	—	24	25	(147)	(10)	—	(108)

Income (loss) from continuing operations before equity in earnings from subsidiaries	—	(36)	(43)	227	19	—	167

Equity in earnings from subsidiaries	166	202	245	166	—	(779)	—

Net income	166	166	202	393	19	(779)	167
Net income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)
Net income attributable to Hilton stockholders	$166	$166	$202	$393	$18	$(779)	$166

Comprehensive income	$217	$161	$201	$394	$76	$(830)	$219
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Comprehensive income attributable to Hilton stockholders	$217	$161	$201	$394	$74	$(830)	$217

	Three Months Ended June 30, 2016
	Parent	HWF Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$284	$29	$(2)	$311
Base and other management fees	—	—	33	27	—	60
Incentive management fees	—	—	3	30	—	33
Owned and leased hotels	—	—	—	398	—	398
Other revenues	—	—	14	4	—	18
	—	—	334	488	(2)	820
Other revenues from managed and franchised properties	—	—	993	137	—	1,130
Total revenues	—	—	1,327	625	(2)	1,950

Expenses
Owned and leased hotels	—	—	—	349	—	349
Depreciation and amortization	—	—	68	23	—	91
General and administrative	—	—	66	31	—	97
Other expenses	—	—	8	5	(2)	11
	—	—	142	408	(2)	548
Other expenses from managed and franchised properties	—	—	993	137	—	1,130
Total expenses	—	—	1,135	545	(2)	1,678

Gain on sales of assets, net	—	—	—	1	—	1

Operating income	—	—	192	81	—	273

Interest expense	—	(67)	(20)	(12)	—	(99)
Gain (loss) on foreign currency transactions	—	—	(69)	55	—	(14)
Other non-operating income (loss), net	—	—	4	(1)	—	3

Income (loss) from continuing operations before income taxes and equity in earnings from subsidiaries	—	(67)	107	123	—	163

Income tax benefit (expense)	—	25	(42)	(46)	—	(63)

Income (loss) from continuing operations before equity in earnings from subsidiaries	—	(42)	65	77	—	100

Equity in earnings from subsidiaries	96	138	73	—	(307)	—

Income from continuing operations, net of taxes	96	96	138	77	(307)	100
Income from discontinued operations, net of taxes	143	143	143	134	(419)	144
Net income	239	239	281	211	(726)	244
Net income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Net income attributable to Hilton stockholders	$239	$239	$281	$206	$(726)	$239

Comprehensive income	$187	$239	$251	$189	$(674)	$192
Comprehensive income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Comprehensive income attributable to Hilton stockholders	$187	$239	$251	$184	$(674)	$187

	Six Months Ended June 30, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$68	$551	$56	$(9)	$666
Base and other management fees	—	—	—	103	65	—	168
Incentive management fees	—	—	—	43	65	—	108
Owned and leased hotels	—	—	—	—	677	—	677
Other revenues	—	—	22	29	6	—	57
	—	—	90	726	869	(9)	1,676
Other revenues from managed and franchised properties	—	—	86	2,449	296	—	2,831
Total revenues	—	—	176	3,175	1,165	(9)	4,507

Expenses
Owned and leased hotels	—	—	—	—	602	—	602
Depreciation and amortization	—	—	3	125	48	—	176
General and administrative	—	—	171	—	51	—	222
Other expenses	—	—	15	16	12	(9)	34
	—	—	189	141	713	(9)	1,034
Other expenses from managed and franchised properties	—	—	86	2,449	296	—	2,831
Total expenses	—	—	275	2,590	1,009	(9)	3,865

Operating income (loss)	—	—	(99)	585	156	—	642

Interest expense	—	(123)	(54)	—	(27)	—	(204)
Gain (loss) on foreign currency transactions	—	—	13	74	(86)	—	1
Loss on debt extinguishment	—	(60)	—	—	—	—	(60)
Other non-operating income (loss), net	—	(3)	3	4	2	—	6

Income (loss) from continuing operations before income taxes and equity in earnings from subsidiaries	—	(186)	(137)	663	45	—	385

Income tax benefit (expense)	—	73	52	(255)	(13)	—	(143)

Income (loss) from continuing operations before equity in earnings from subsidiaries	—	(113)	(85)	408	32	—	242

Equity in earnings from subsidiaries	240	353	438	240	—	(1,271)	—

Net income	240	240	353	648	32	(1,271)	242
Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income attributable to Hilton stockholders	$240	$240	$353	$648	$30	$(1,271)	$240

Comprehensive income	$311	$233	$356	$649	$106	$(1,342)	$313
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Comprehensive income attributable to Hilton stockholders	$311	$233	$356	$649	$104	$(1,342)	$311

	Six Months Ended June 30, 2016
	Parent	HWF Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$518	$51	$(5)	$564
Base and other management fees	—	—	65	55	—	120
Incentive management fees	—	—	11	58	—	69
Owned and leased hotels	—	—	—	717	—	717
Other revenues	—	—	28	7	—	35
	—	—	622	888	(5)	1,505
Other revenues from managed and franchised properties	—	—	1,917	254	—	2,171
Total revenues	—	—	2,539	1,142	(5)	3,676

Expenses
Owned and leased hotels	—	—	—	656	—	656
Depreciation and amortization	—	—	136	47	—	183
Impairment loss	—	—	—	15	—	15
General and administrative	—	—	123	57	—	180
Other expenses	—	—	17	17	(5)	29
	—	—	276	792	(5)	1,063
Other expenses from managed and franchised properties	—	—	1,917	254	—	2,171
Total expenses	—	—	2,193	1,046	(5)	3,234

Gain on sales of assets, net	—	—	—	1	—	1

Operating income	—	—	346	97	—	443

Interest expense	—	(134)	(31)	(24)	—	(189)
Gain (loss) on foreign currency transactions	—	—	(64)	38	—	(26)
Other non-operating income (loss), net	—	—	6	(1)	—	5

Income (loss) from continuing operations before income taxes and equity in earnings from subsidiaries	—	(134)	257	110	—	233

Income tax benefit (expense)	192	51	(142)	(43)	—	58

Income (loss) from continuing operations before equity in earnings from subsidiaries	192	(83)	115	67	—	291

Equity in earnings from subsidiaries	96	179	64	—	(339)	—

Income from continuing operations, net of taxes	288	96	179	67	(339)	291
Income from discontinued operations, net of taxes	260	260	260	240	(757)	263
Net income	548	356	439	307	(1,096)	554
Net income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Net income attributable to Hilton stockholders	$548	$356	$439	$301	$(1,096)	$548

Comprehensive income	$506	$350	$400	$308	$(1,054)	$510
Comprehensive income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Comprehensive income attributable to Hilton stockholders	$506	$350	$400	$304	$(1,054)	$506

	Six Months Ended June 30, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(69)	$(58)	$395	$108	$—	$376
Investing Activities:
Capital expenditures for property and equipment	—	—	(3)	(3)	(12)	—	(18)
Contract acquisition costs	—	—	—	(17)	(15)	—	(32)
Capitalized software costs	—	—	—	(29)	—	—	(29)
Other	—	(13)	—	(5)	3	(3)	(18)
Net cash used in investing activities	—	(13)	(3)	(54)	(24)	(3)	(97)
Financing Activities:
Borrowings	—	1,823	—	—	—	—	1,823
Repayment of debt	—	(1,832)	—	—	(4)	—	(1,836)
Debt issuance costs and redemption premium	—	(68)	—	—	—	—	(68)
Repayment of intercompany borrowings	—	—	(3)	—	—	3	—
Intercompany transfers	450	159	92	(351)	(350)	—	—
Dividends paid	(98)	—	—	—	—	—	(98)
Cash transferred in spin-offs of Park and HGV	—	—	—	—	(501)	—	(501)
Repurchases of common stock	(352)	—	—	—	—	—	(352)
Distributions to noncontrolling interests	—	—	—	—	(1)	—	(1)
Tax withholdings on share-based compensation	—	—	(28)	—	—	—	(28)
Net cash provided by (used in) financing activities	—	82	61	(351)	(856)	3	(1,061)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	7	—	7
Net decrease in cash, restricted cash and cash equivalents	—	—	—	(10)	(765)	—	(775)
Cash, restricted cash and cash equivalents from continuing operations, beginning of period	—	—	90	31	1,062	—	1,183
Cash, restricted cash and cash equivalents from discontinued operations, beginning of period	—	—	—	—	501	—	501
Cash, restricted cash and cash equivalents, beginning of period	—	—	90	31	1,563	—	1,684
Cash, restricted cash and cash equivalents, end of period	$—	$—	$90	$21	$798	$—	$909

	Six Months Ended June 30, 2016
	Parent	HWF Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$—	$(133)	$861	$(54)	$674
Investing Activities:
Capital expenditures for property and equipment	—	—	(1)	(168)	—	(169)
Proceeds from asset dispositions	—	—	—	1	—	1
Contract acquisition costs	—	—	(16)	(2)	—	(18)
Capitalized software costs	—	—	(32)	(3)	—	(35)
Other	—	—	(18)	3	—	(15)
Net cash used in investing activities	—	—	(67)	(169)	—	(236)
Financing Activities:
Repayment of debt	—	—	—	(64)	—	(64)
Intercompany transfers	138	—	214	(352)	—	—
Dividends paid	(138)	—	—	—	—	(138)
Intercompany dividends	—	—	—	(54)	54	—
Distributions to noncontrolling interests	—	—	—	(4)	—	(4)
Tax withholdings on share-based compensation	—	—	(13)	—	—	(13)
Net cash provided by (used in) financing activities	—	—	201	(474)	54	(219)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	6	—	6
Net increase in cash, restricted cash and cash equivalents	—	—	1	224	—	225
Cash, restricted cash and cash equivalents from continuing operations, beginning of period	—	—	109	524	—	633
Cash, restricted cash and cash equivalents from discontinued operations, beginning of period	—	—	—	223	—	223
Cash, restricted cash and cash equivalents, beginning of period	—	—	109	747	—	856
Cash, restricted cash and cash equivalents from continuing operations, end of period	—	—	110	608	—	718
Cash, restricted cash and cash equivalents from discontinued operations, end of period	—	—	—	363	—	363
Cash, restricted cash and cash equivalents, end of period	$—	$—	$110	$971	$—	$1,081

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements present the consolidated financial position of Hilton as of June 30, 2017 and December 31, 2016 and the results of operations of Hilton for the three and six months ended June 30, 2017 and 2016 giving effect to the spin-offs, with the historical financial results of Park and HGV reflected as discontinued operations. Unless indicated otherwise, the following discussion and analysis herein refers to Hilton's continuing operations. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as updated by our Current Reports on Form 8-K dated May 24, 2017 and July 26, 2017 (Item 8.01) for the presentation of Hilton's consolidated results of operations and financial position as of and for the year ended December 31, 2016 giving effect to the spin-offs, and for other additional information, including our significant accounting policies and principal components and factors affecting our results of operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the spin-offs and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry, macroeconomic factors beyond our control, competition for hotel guests, management and franchise agreements, risks related to doing business with third-party hotel owners, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the U.S. and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

Our Business

Hilton is one of the largest and fastest growing hospitality companies in the world, with 5,079 properties comprising 825,747 rooms in 103 countries and territories as of June 30, 2017. Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton; our full-service hotel brands, Hilton Hotels & Resorts, Curio - A Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton and Embassy Suites by Hilton; our focused-service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. We had approximately 67 million members in our award-winning guest loyalty program, Hilton Honors, as of June 30, 2017.

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

Segments and Regions

Management analyzes our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments following the spin-offs that are based on similar products or services: (i) management and franchise; and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our brands. This segment generates its revenue from management and franchise fees charged to: (i) third-party hotel owners; (ii) owned and leased hotels; and (iii) license fees for the exclusive right to use certain Hilton marks and intellectual property. As a manager of hotels, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services. The ownership segment primarily derives earnings from providing hotel room rentals, food and beverage sales and other services at our owned and leased hotels.

Geographically, management conducts business through three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S. is included in the Americas, it represents a significant portion of our system-wide hotel rooms, which was 74 percent as of June 30, 2017; therefore, the U.S. is often analyzed separately and apart from the Americas geographic region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Ireland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific island nations.

System Growth and Pipeline

We continue to expand our global footprint and fee-based business. As we enter into new management and franchise agreements, we expand our business with minimal or no capital investment by us as the manager or franchisor, since the capital required to build and maintain hotels is typically provided by the third-party owner of the hotel with whom we contract to provide the management or franchise services. Additionally, prior to approving the addition of new hotels to our management and franchise development pipeline, we evaluate the economic viability of the hotel based on the geographic location, the credit quality of the third-party owner and other factors. By increasing the number of management and franchise agreements with third-party owners, we expect to increase overall return on invested capital.

As of June 30, 2017, we had a total of 2,153 hotels in our development pipeline, representing approximately 332,000 rooms under construction or approved for development throughout 104 countries and territories, including 36 countries and territories where we do not currently have any open hotels. All of the rooms in the pipeline are within our management and franchise segment. Of the rooms in the pipeline, 169,000 rooms, or more than half of the pipeline, were located outside the U.S., and over 169,000 rooms were under construction. We do not consider any individual development project to be material to us.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported, excluding the hotels distributed in the spin-offs; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. Of the 5,031 hotels in our system as of June 30, 2017, 4,012 hotels have been classified as comparable hotels. Our 1,019 non-comparable hotels included 234 hotels, or approximately five percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were not available.

Occupancy

Occupancy represents the total number of room nights sold divided by the total number of room nights available at a hotel or group of hotels for a given period. Occupancy measures the utilization of our hotels' available capacity. Management uses occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable average daily rate levels as demand for hotel rooms increases or decreases.

Average Daily Rate ("ADR")

ADR represents hotel room revenue divided by total number of room nights sold for a given period. ADR measures average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. ADR is a commonly used performance measure in the industry, and we use ADR to assess pricing levels that we are able to generate by type of customer, as changes in rates have a different effect on overall revenues and incremental profitability than changes in occupancy, as described above.

Revenue per Available Room ("RevPAR")

RevPAR is calculated by dividing hotel room revenue by total number of room nights available to guests for a given period. We consider RevPAR to be a meaningful indicator of our performance as it provides a metric correlated to two primary and key drivers of operations at a hotel or group of hotels: occupancy and ADR. RevPAR is also a useful indicator in measuring performance over comparable periods for comparable hotels.

References to RevPAR, ADR and occupancy are presented on a comparable basis and references to RevPAR and ADR are presented on a currency neutral basis (all periods presented use the actual exchange rates for the three and six months ended June 30, 2017, as applicable), unless otherwise noted.

EBITDA and Adjusted EBITDA

EBITDA reflects income (loss) from continuing operations, net of taxes, excluding interest expense, a provision for income taxes and depreciation and amortization.

Adjusted EBITDA is calculated as EBITDA, as previously defined, further adjusted to exclude certain items, including gains, losses and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings and retirements; (iv) furniture, fixtures and equipment ("FF&E") replacement reserves required under certain lease agreements; (v) reorganization costs; (vi) share-based compensation expense; (vii) non-cash impairment losses; (viii) severance, relocation and other expenses; and (ix) other items.

We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) these measures are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions; and (ii) these measures are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry. Additionally, these measures exclude certain items that can vary widely across different industries and among competitors within our industry. For instance, interest expense and the provision for income taxes are dependent on company specifics, including, among other things, our capital structure and operating jurisdictions, respectively, and, therefore could vary significantly across companies. Depreciation and amortization are dependent upon company policies, including the method of acquiring and depreciating assets and the useful lives that are used. For Adjusted EBITDA, we also exclude items such as: (i) share-based compensation expense, as this could vary widely among companies due to the different plans in place and the usage of them; (ii) FF&E replacement reserve to be consistent with the treatment of FF&E for owned and leased hotels where it is capitalized and depreciated over the life of the FF&E; and (iii) other items that are not core to our operations and are not reflective of our performance.

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be considered as alternatives to net income (loss) or other measures of financial performance or liquidity derived in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered as alternatives, either in isolation or as a substitute, for net income (loss), cash flow or other methods of analyzing our results as reported under GAAP. Some of these limitations are:

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

Results of Operations
The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance		Six Months Ended	Variance
	June 30, 2017	2017 vs. 2016		June 30, 2017	2017 vs. 2016
U.S.
Occupancy	80.3%	(0.5)%	pts.	76.2%	0.2%	pts.
ADR	$149.27	1.1%		$147.19	1.2%
RevPAR	$119.89	0.5%		$112.13	1.5%

Americas (excluding U.S.)
Occupancy	74.0%	2.5%	pts.	70.8%	2.1%	pts.
ADR	$123.27	2.9%		$125.80	1.5%
RevPAR	$91.24	6.5%		$89.10	4.6%

Europe
Occupancy	78.2%	2.6%	pts.	73.0%	3.5%	pts.
ADR	$145.41	2.9%		$135.26	2.1%
RevPAR	$113.69	6.5%		$98.75	7.3%

MEA
Occupancy	64.1%	4.5%	pts.	65.4%	3.7%	pts.
ADR	$171.44	2.0%		$162.86	(2.7)%
RevPAR	$109.96	9.6%		$106.58	3.1%

Asia Pacific
Occupancy	71.9%	5.2%	pts.	70.7%	5.7%	pts.
ADR	$136.15	(0.9)%		$138.21	(2.3)%
RevPAR	$97.89	6.9%		$97.70	6.3%

System-wide
Occupancy	78.8%	0.4%	pts.	74.9%	1.1%	pts.
ADR	$147.37	1.2%		$144.89	0.9%
RevPAR	$116.09	1.8%		$108.58	2.4%

During the three months ended June 30, 2017, we experienced system-wide RevPAR growth across all regions, particularly in Asia Pacific, MEA and Europe. Europe RevPAR growth resulted from strong demand, particularly in London, as well as several continental European countries. RevPAR increased in Asia Pacific also due to strong demand growth and in MEA as a result of increased occupancy driven by favorable holiday shifts.

During the six months ended June 30, 2017, we also experienced system-wide RevPAR growth across all regions, primarily driven by growth in occupancy. Europe experienced RevPAR growth as a result of demand growth in continental Europe, as well as strong ADR in the United Kingdom and Ireland. MEA experienced solid occupancy growth as a result of increased demand in Egypt, Saudi Arabia and the United Arab Emirates, while Asia Pacific experienced occupancy growth due to new hotels in the region stabilizing in our system.

The table below provides a reconciliation of income from continuing operations, net of taxes to EBITDA and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Income from continuing operations, net of taxes	$167	$100	$242	$291
Interest expense	100	99	204	189
Income tax expense (benefit)	108	63	143	(58)
Depreciation and amortization	87	91	176	183
EBITDA	462	353	765	605
Gain on sales of assets, net	—	(1)	—	(1)
Loss (gain) on foreign currency transactions	(5)	14	(1)	26
Loss on debt extinguishment	—	—	60	—
FF&E replacement reserve	15	16	21	28
Share-based compensation expense	34	23	59	39
Impairment loss	—	—	—	15
Other adjustment items(1)	13	7	39	15
Adjusted EBITDA	$519	$412	$943	$727
____________

(1)	Includes adjustments for severance and other items and, for the three and six months ended June 30, 2017, also includes transaction costs.

Revenues

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Franchise fees	$372	$311	19.6	$666	$564	18.1

Base and other management fees	$85	$60	41.7	$168	$120	40.0
Incentive management fees	56	33	69.7	108	69	56.5
Total management fees	$141	$93	51.6	$276	$189	46.0

The increases in management and franchise fees during the three and six months ended June 30, 2017 were driven by the addition of new managed and franchised properties to our portfolio. Including new development and ownership type transfers, from January 1, 2016 to June 30, 2017, we added 538 managed and franchised properties on a net basis, providing an additional 103,425 rooms to our managed and franchised segment, including the properties that were owned by Park and managed or franchised by Hilton upon completion of the spin-offs. As new hotels stabilize in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods. Franchise fees also increased as a result of an increase in licensing and other fees of $45 million and $68 million during the three and six months ended June 30, 2017, respectively, primarily attributable to license fees from HGV recognized during the periods.

On a comparable basis, our management fees increased during the three and six months ended June 30, 2017 as a result of increases in RevPAR at our comparable managed hotels of 3.9 percent and 3.3 percent, respectively, primarily due to an increase in occupancy of 2.3 percentage points for both periods. On a comparable basis, our franchise fees increased during the six months ended June 30, 2017 as a result of an increase in RevPAR at our comparable franchised hotels of 1.8 percent primarily due to an increase in ADR of 1.0 percent.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Owned and leased hotels	$377	$398	(5.3)	$677	$717	(5.6)

Owned and leased hotel revenues decreased during the three and six months ended June 30, 2017 primarily as a result of the effect of foreign currency changes of $26 million and $49 million during the three and six months ended June 30, 2017, respectively. On a currency neutral basis, owned and leased hotel revenues increased $5 million and $9 million during the three and six months ended June 30, 2017, respectively, primarily as a result of increases at our comparable owned and leased hotels of $9 million and $13 million, respectively, due to increases in RevPAR of 4.3 percent and 4.5 percent, respectively. The increase in RevPAR at comparable owned and leased hotels for the three and six months ended June 30, 2017 were driven by increased occupancy and ADR. The increases to comparable owned and leased hotels were partially offset by net decreases of $5 million and $11 million during the three and six months ended June 30, 2017, respectively, from properties opened or disposed between January 1, 2016 and June 30, 2017.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Other revenues	$20	$18	11.1	$57	$35	62.9

Other revenues increased during the six months ended June 30, 2017 primarily as a result of a $20 million recovery from the settlement of a claim by Hilton to a third party relating to our defined benefit plans during the period.

Operating Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Owned and leased hotels	$330	$349	(5.4)	$602	$656	(8.2)

Owned and leased hotel expenses decreased $19 million during the three months ended June 30, 2017 primarily as a result of the effect of foreign currency changes of $24 million. On a currency neutral basis, owned and leased hotel expenses increased $5 million during the three months ended June 30, 2017, resulting from an $11 million increase from comparable hotels, partially offset by a $6 million decrease from non-comparable hotels. The increase in comparable owned and leased hotels expenses was driven by an increase in variable operating costs due to increased occupancy at our comparable owned and leased hotels. The decrease in non-comparable owned and leased hotel expenses during the three months ended June 30, 2017 was primarily attributable to a net decrease of $5 million in expenses from properties opened or disposed between January 1, 2016 and June 30, 2017.

Owned and leased hotel expenses decreased $54 million during the six months ended June 30, 2017 primarily as a result of the effect of foreign currency changes of $49 million. On a currency neutral basis, owned and leased hotel expenses decreased $5 million during the six months ended June 30, 2017 as a result of a decrease of $17 million from non-comparable owned and leased hotels, partially offset by an increase from comparable hotels of $12 million. The decrease in non-comparable owned and leased hotel expenses was primarily attributable to a net decrease of $16 million in expenses from properties opened or disposed between January 1, 2016 and June 30, 2017. The increase in comparable owned and leased hotel expenses resulted from an increase in variable operating costs due to increased occupancy at our comparable owned and leased hotels.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Depreciation and amortization	$87	$91	(4.4)	$176	$183	(3.8)
General and administrative	117	97	20.6	222	180	23.3
Other expenses	11	11	—	34	29	17.2

The decreases in depreciation and amortization expense during the three and six months ended June 30, 2017 were primarily a result of decreases in amortization expense due to certain capitalized software costs being fully amortized between June 30, 2016 and June 30, 2017.

The increases in general and administrative expense during the three and six months ended June 30, 2017 were primarily the result of increases in share-based compensation expense of $9 million and $14 million, respectively, due to an increase in retirement eligible participants, resulting in the acceleration of expense recognition, as well as additional expense from a special equity grant to certain participants in connection with the spin-offs. Additionally, there were $5 million and $15 million in costs associated with the spin-offs incurred during the three and six months ended June 30, 2017, respectively. Costs incurred in 2016 related to the spin-offs are included in discontinued operations. Further, during the six months ended June 30, 2017, there was an increase of $7 million in severance costs related to the 2015 sale of the Waldorf Astoria New York.

The increase in other expenses during the six months ended June 30, 2017 was primarily a result of costs relating to the settlement of the claim relating to our defined benefit plans.

Non-operating Income and Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Interest expense	$(100)	$(99)	1.0	$(204)	$(189)	7.9
Gain (loss) on foreign currency transactions	5	(14)	NM(1)	1	(26)	NM(1)
Loss on debt extinguishment	—	—	NM(1)	(60)	—	NM(1)
Other non-operating income, net	5	3	66.7	6	5	20.0
Income tax benefit (expense)	(108)	(63)	71.4	(143)	58	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The increases in interest expense during the three and six months ended June 30, 2017 were primarily due to the issuances of the 2025 Senior Notes and the 2027 Senior Notes in March 2017 and the 2024 Senior Notes in August 2016, as well as the reclassification of losses from accumulated other comprehensive loss related to the dedesignation of the 2013 Interest Rate Swaps. These increases were largely offset by decreases in interest expense due to the March 2017 repayment of the 2021 Senior Notes and the refinancing of the Term Loans in March 2017, which reduced the interest rate on these instruments. See Note 6: "Debt" and Note 7: "Derivative Instruments and Hedging Activities" in our unaudited condensed consolidated financial statements for additional details.

The gains and losses on foreign currency transactions primarily related to changes in foreign currency rates on our short-term cross-currency intercompany loans for all periods. During the three and six months ended June 30, 2017, the changes were predominantly for loans denominated in the euro and the British pound ("GBP") and, for the six months ended June 30, 2017, also for loans denominated in the Australian dollar ("AUD"). During the three and six months ended June 30, 2016, the changes were predominantly for loans denominated in AUD, GBP and the Brazilian real.

The loss on debt extinguishment related to the repayment of the 2021 Senior Notes and included a redemption premium of $42 million and the accelerated recognition of $18 million of unamortized debt issuance costs during the six months ended June 30, 2017.

Income tax expense increased for the three and six months ended June 30, 2017 primarily as a result of increased income from continuing operations before income taxes and a net reduction in our unrecognized tax benefits of $155 million in the prior year, respectively. See Note 9: "Income Taxes" in our unaudited condensed consolidated financial statements for additional information.

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

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Revenues:
Management and franchise(1)	$523	$416	25.7	$959	$773	24.1
Ownership	377	398	(5.3)	677	717	(5.6)
Segment revenues	900	814	10.6	1,636	1,490	9.8
Other revenues	20	18	11.1	57	35	62.9
Other revenues from managed and franchised properties	1,436	1,130	27.1	2,831	2,171	30.4
Intersegment fees elimination(1)	(10)	(12)	(16.7)	(17)	(20)	(15.0)
Total revenues	$2,346	$1,950	20.3	$4,507	$3,676	22.6

Operating Income(1):
Management and franchise	$523	$416	25.7	$959	$773	24.1
Ownership	37	37	—	58	41	41.5
Segment operating income	$560	$453	23.6	$1,017	$814	24.9
____________

(1)
Includes management, royalty and intellectual property fees charged to our ownership segment by our management and franchise segment, which were eliminated in our unaudited condensed consolidated statements of operations.

Management and franchise segment revenues and operating income increased during the three and six months ended June 30, 2017 as a result of the net addition of hotels to our managed and franchised system and increases in RevPAR at our comparable managed and franchised properties of 1.7 percent and 2.3 percent, respectively. Refer to "—Revenues" for further discussion of the increases in revenues from our managed and franchised properties.

Ownership segment revenues decreased $21 million and $40 million during the three and six months ended June 30, 2017, respectively, as a result of decreases in owned and leased hotel revenues, which were primarily attributable to foreign currency changes. Ownership operating income was unchanged for the three months ended June 30, 2017 as a result of the decrease in segment revenues being almost entirely offset by the decrease in operating expenses from owned and leased hotels. Ownership operating income increased $17 million for the six months ended June 30, 2017 primarily as a result of the decrease in owned and leased hotel operating expenses of $54 million, partially offset by the decrease in ownership segment revenues. Refer to "—Revenues" and "—Operating Expenses" for further discussion of the changes in revenues and operating expenses at our owned and leased hotels.

Liquidity and Capital Resources

Overview

As of June 30, 2017, we had total cash and cash equivalents of $909 million, including $125 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance related to cash collateral on our self-insurance programs.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including corporate expenses, payroll and related benefits, legal costs, costs associated with the management and franchising of hotels, interest and scheduled principal payments on our outstanding indebtedness, contract acquisition costs and capital expenditures for renovations and maintenance in the hotels within our ownership segment. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements in the hotels within our ownership segment, commitments to owners in our management and franchise segment, dividends as declared, share repurchases and corporate capital expenditures.

We finance our business activities primarily with existing cash and cash generated from our operations. We believe that this cash will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, legal costs and other commitments for the foreseeable future. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders.

We and our affiliates may from time to time purchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

In February 2017, our board of directors authorized a stock repurchase program of up to $1 billion of the Company's common stock. During the six months ended June 30, 2017, we repurchased $352 million of common stock under the program, and, as of June 30, 2017, $648 million remained available for share repurchases. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Six Months Ended June 30,		Percent Change
	2017	2016(1)	2017 vs. 2016
	(in millions)
Net cash provided by operating activities	$376	$674	(44.2)
Net cash used in investing activities	(97)	(236)	(58.9)
Net cash used in financing activities	(1,061)	(219)	NM(2)
____________

(1)	Includes the cash flows from operating activities, investing activities and financing activities of Hilton, Park and HGV.

(2)	Fluctuation in terms of percentage change is not meaningful.

As of June 30, 2017 and December 31, 2016, our working capital surplus, which is calculated as current assets less current liabilities excluding assets and liabilities of discontinued operations, was $10 million and $169 million, respectively, and our ratio of current assets to current liabilities was 1.01 and 1.09, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from management and franchise fee revenue and operating income from our owned and leased hotels and, for the six months ended June 30, 2016, sales of timeshare units.

The $298 million decrease in net cash provided by operating activities was primarily a result of a decrease in operating income from our owned and leased properties and sales of timeshare units as a result of the spin-offs.

Investing Activities

For the six months ended June 30, 2017 and 2016, net cash used in investing activities was $97 million and $236 million, respectively, and consisted primarily of capital expenditures, including contract acquisition costs and capitalized software costs. Our capital expenditures for property and equipment primarily consisted of expenditures related to our corporate facilities and the renovation of hotels in our ownership segment, including those owned by Park following completion of the spin-offs for the six months ended June 30, 2016. Our capitalized software costs related to various systems initiatives for the benefit of our hotel owners and our overall corporate operations.

Financing Activities

The $842 million increase in net cash used in financing activities was primarily as a result of cash transferred in connection with the spin-offs. In addition, during the six months ended June 30, 2017, we issued the 2025 Senior Notes and the 2027

Senior Notes and received proceeds of $1.5 billion, which we used with available cash to repay in full our 2021 Senior Notes, including a redemption premium of $42 million. We also returned additional capital to our stockholders of $312 million, including dividends and share repurchases during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Debt and Borrowing Capacity

As of June 30, 2017, our total indebtedness, excluding unamortized deferred financing costs and discount, was approximately $6.7 billion. For further information on our total indebtedness, recent financing transactions, availability under our credit facility and guarantees, refer to Note 6: "Debt" in our unaudited condensed consolidated financial statements.

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

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our Current Report on Form 8-K dated May 24, 2017, which presents Hilton's consolidated financial position and results of operations as of and for the year ended December 31, 2016, giving effect to the spin-offs. Since the date of our Current Report on Form 8-K, there have been no material changes to our critical accounting policies or the methods or assumptions we apply under them.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates, which may affect future income, cash flows and the fair value of the Company. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent that they are not hedged. We enter into derivative financial arrangements to the extent they meet the objective described above and we do not use derivatives for trading or speculative purposes. See Note 7: "Derivative Instruments and Hedging Activities" in our unaudited condensed consolidated financial statements for additional information. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, including after giving effect to the spin-offs.

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

Item 1A.     Risk Factors

As of June 30, 2017, there have been no material changes from the risk factors previously disclosed in response to "Part I —Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended June 30, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
April 1, 2017 to April 30, 2017	927,000	$57.56	927,000	$877
May 1, 2017 to May 31, 2017	1,675,678	63.44	1,675,678	770
June 1, 2017 to June 30, 2017	1,855,379	66.07	1,855,379	648
Total	4,458,057	63.31	4,458,057
____________

(1)	This price includes per share commissions paid for all share repurchases.

(2)
In February 2017, our board of directors authorized a stock repurchase program of up to $1.0 billion of the Company's common stock. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

As of July 24, 2017, the roles and responsibilities of James E. Holthouser were modified such that Mr. Holthouser is no longer an "executive officer" of the Company within the meaning of Rule 3b-7 promulgated under the Securities Exchange Act of 1934, as amended. Mr. Holthouser remains employed by the Company.

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

3.3	Amended and Restated By-Laws of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36243) filed on March 17, 2017).
10.1	Hilton 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on May 26, 2017).*
10.2	Form of Deferred Share Unit Agreement for Independent Directors.*
10.3
Share Repurchase Agreement, dated June 6, 2017, by and among Hilton Worldwide Holdings Inc. and each of the entities identified on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on June 12, 2017).

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

Date: July 26, 2017