Form 10-Q
period 2017-09-30
Hilton Worldwide Holdings Inc.
filed 2017-10-26
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of October 19, 2017 was 319,951,424.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$670	$1,062
Restricted cash and cash equivalents	126	121
Accounts receivable, net of allowance for doubtful accounts of $26 and $27	928	755
Prepaid expenses	130	89
Income taxes receivable	5	13
Other	46	39
Current assets of discontinued operations	—	1,478
Total current assets (variable interest entities - $93 and $167)	1,905	3,557
Intangibles and Other Assets:
Goodwill	5,183	5,218
Brands	4,887	4,848
Management and franchise contracts, net	924	963
Other intangible assets, net	428	447
Property and equipment, net	346	341
Deferred income tax assets	82	82
Other	468	408
Non-current assets of discontinued operations	—	10,347
Total intangibles and other assets (variable interest entities - $168 and $569)	12,318	22,654
TOTAL ASSETS	$14,223	$26,211
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$1,911	$1,821
Current maturities of long-term debt	49	33
Income taxes payable	73	56
Current liabilities of discontinued operations	—	774
Total current liabilities (variable interest entities - $60 and $124)	2,033	2,684
Long-term debt	6,564	6,583
Deferred revenues	95	42
Deferred income tax liabilities	1,650	1,778
Liability for guest loyalty program	879	889
Other	1,554	1,492
Non-current liabilities of discontinued operations	—	6,894
Total liabilities (variable interest entities - $275 and $766)	12,775	20,362
Commitments and contingencies - see Note 14
Equity:
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock(1), $0.01 par value; 10,000,000,000 authorized shares, 330,923,170 issued and 320,920,423 outstanding as of September 30, 2017 and 329,351,581 issued and 329,341,992 outstanding as of December 31, 2016	3	3
Treasury stock, at cost; 10,002,747 shares as of September 30, 2017 and 9,589 shares as of December 31, 2016	(625)	—
Additional paid-in capital(1)	10,273	10,220
Accumulated deficit	(7,384)	(3,323)
Accumulated other comprehensive loss	(820)	(1,001)
Total Hilton stockholders' equity	1,447	5,899
Noncontrolling interests	1	(50)
Total equity	1,448	5,849
TOTAL LIABILITIES AND EQUITY	$14,223	$26,211
____________

(1)
Balance as of December 31, 2016 was adjusted to reflect the 1-for-3 reverse stock split that occurred on January 3, 2017. See Note 1: "Organization and Basis of Presentation" for additional information.

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Franchise fees	$373	$314	$1,039	$878
Base and other management fees	87	59	255	179
Incentive management fees	52	34	160	103
Owned and leased hotels	388	372	1,065	1,089
Other revenues	21	18	78	53
	921	797	2,597	2,302
Other revenues from managed and franchised properties	1,433	1,070	4,264	3,241
Total revenues	2,354	1,867	6,861	5,543

Expenses
Owned and leased hotels	345	325	947	981
Depreciation and amortization	83	90	259	273
Impairment loss	—	—	—	15
General and administrative	104	107	326	287
Other expenses	7	10	41	39
	539	532	1,573	1,595
Other expenses from managed and franchised properties	1,433	1,070	4,264	3,241
Total expenses	1,972	1,602	5,837	4,836

Gain on sales of assets, net	—	—	—	1

Operating income	382	265	1,024	708

Interest expense	(100)	(97)	(304)	(286)
Gain (loss) on foreign currency transactions	2	(10)	3	(36)
Loss on debt extinguishment	—	—	(60)	—
Other non-operating income, net	5	—	11	5

Income from continuing operations before income taxes	289	158	674	391

Income tax expense	(108)	(69)	(251)	(11)

Income from continuing operations, net of taxes	181	89	423	380
Income from discontinued operations, net of taxes	—	103	—	366
Net income	181	192	423	746
Net income attributable to noncontrolling interests	(2)	(5)	(4)	(11)
Net income attributable to Hilton stockholders	$179	$187	$419	$735

Earnings per share(1)
Basic:
Net income from continuing operations per share	$0.56	$0.27	$1.29	$1.14
Net income from discontinued operations per share	—	0.30	—	1.09
Net income per share	$0.56	$0.57	$1.29	$2.23
Diluted:
Net income from continuing operations per share	$0.55	$0.27	$1.28	$1.14
Net income from discontinued operations per share	—	0.30	—	1.09
Net income per share	$0.55	$0.57	$1.28	$2.23

Cash dividends declared per share(1)	$0.15	$0.21	$0.45	$0.63
____________

(1)
Weighted average shares outstanding used in the computation of basic and diluted earnings per share and cash dividends declared per share for the three and nine months ended September 30, 2016 were adjusted to reflect the 1-for-3 reverse stock split that occurred on January 3, 2017. See Note 1: "Organization and Basis of Presentation" for additional information.

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$181	$192	$423	$746
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $—, $1, $1 and $(14)	43	(2)	117	(42)
Pension liability adjustment, net of tax of $(1), $(1), $(2) and $(2)	—	—	4	2
Cash flow hedge adjustment, net of tax of $(2), $(1), $2 and $3	3	3	(4)	(3)
Total other comprehensive income (loss)	46	1	117	(43)

Comprehensive income	227	193	540	703
Comprehensive income attributable to noncontrolling interests	(1)	(6)	(3)	(10)
Comprehensive income attributable to Hilton stockholders	$226	$187	$537	$693

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating Activities:
Net income	$423	$746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259	509
Impairment loss	—	15
Gain on sales of assets, net	—	(2)
Loss (gain) on foreign currency transactions	(3)	33
Loss on debt extinguishment	60	—
Share-based compensation	56	50
Deferred income taxes	(123)	(147)
Working capital changes and other	(26)	(235)
Net cash provided by operating activities	646	969
Investing Activities:
Capital expenditures for property and equipment	(36)	(227)
Proceeds from asset dispositions	—	1
Contract acquisition costs	(51)	(35)
Capitalized software costs	(45)	(56)
Other	(14)	(29)
Net cash used in investing activities	(146)	(346)
Financing Activities:
Borrowings	1,823	1,000
Repayment of debt	(1,848)	(1,094)
Debt issuance costs and redemption premium	(69)	(35)
Dividends paid	(147)	(207)
Cash transferred in spin-offs of Park and HGV	(501)	—
Repurchases of common stock	(625)	—
Distributions to noncontrolling interests	(1)	(6)
Tax withholdings on share-based compensation	(28)	(13)
Net cash used in financing activities	(1,396)	(355)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	8	7
Net increase (decrease) in cash, restricted cash and cash equivalents	(888)	275
Cash, restricted cash and cash equivalents from continuing operations, beginning of period	1,183	633
Cash, restricted cash and cash equivalents from discontinued operations, beginning of period	501	223
Cash, restricted cash and cash equivalents, beginning of period	1,684	856
Cash, restricted cash and cash equivalents from continuing operations, end of period	796	609
Cash, restricted cash and cash equivalents from discontinued operations, end of period	—	522
Cash, restricted cash and cash equivalents, end of period	$796	$1,131

Supplemental Disclosures:
Cash paid during the year:
Interest	$225	$341
Income taxes, net of refunds	377	476
Non-cash investing activities:
Conversion of Park's property and equipment to timeshare inventory of HGV	$—	$(79)
Non-cash financing activities:
Spin-offs of Park and HGV	$29	$—

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts, including timeshare properties. As of September 30, 2017, we managed, franchised, owned or leased 5,168 hotels and resorts, totaling 837,692 rooms in 103 countries and territories.

In March 2017, HNA Tourism Group Co., Ltd. and certain of its affiliates (together, "HNA") acquired 82.5 million shares of Hilton common stock from affiliates of The Blackstone Group L.P. ("Blackstone"). As of September 30, 2017, HNA and Blackstone beneficially owned approximately 25.7 percent and 10.2 percent of our common stock, respectively. See Note 16: Subsequent Events for the reduction of Blackstone's beneficial ownership in Hilton following their offering of Hilton common stock in October 2017.

Spin-offs

On January 3, 2017, we completed the spin-offs of a portfolio of hotels and resorts, as well as our timeshare business, into two independent, publicly traded companies: Park Hotels & Resorts Inc. ("Park") and Hilton Grand Vacations Inc. ("HGV"), respectively, (the "spin-offs"). See Note 3: "Discontinued Operations" for additional information.

Reverse Stock Split

On January 3, 2017, we completed a 1-for-3 reverse stock split of Hilton's outstanding common stock (the "Reverse Stock
Split"). All share and share-related information presented for periods prior to January 3, 2017 have been retrospectively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Split. The retrospective adjustments resulted in the reclassification of $7 million from common stock to additional paid-in capital in the condensed consolidated balance sheets for all periods presented prior to the date of the Reverse Stock Split.

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in Item 8.01 of our Current Report on Form 8-K dated July 26, 2017.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Additionally, interim results are not necessarily indicative of full year performance.

These condensed consolidated financial statements present the condensed consolidated financial position of Hilton as of September 30, 2017 and December 31, 2016 and the results of operations of Hilton for the three and nine months ended September 30, 2017 and 2016 giving effect to the spin-offs, with the historical financial results of Park and HGV reflected as discontinued operations. Unless otherwise indicated, the information in the notes to the condensed consolidated financial statements refer only to Hilton's continuing operations and do not include discussion of balances or activity of Park or HGV.

Principles of Consolidation

In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. All material intercompany transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the presentation following the spin-offs, which includes the reclassification of the financial position and results of operations of Park and HGV as discontinued operations as of December 31, 2016 and for the three and nine months ended September 30, 2016. Additionally, certain line items in the condensed consolidated statements of operations have been revised to reflect the operating structure of Hilton subsequent to the spin-offs. The primary change to the condensed consolidated statements of operations is the disaggregation of management and franchise fee revenues.

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

In May 2014, the FASB issued ASU No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Subsequent to ASU 2014-09, the FASB issued several related ASUs to clarify the application of the new revenue recognition standard. The provisions of ASU 2014-09 and the related ASUs are effective for reporting periods beginning after December 15, 2017; early adoption is permitted. ASU 2014-09 permits two transition approaches: retrospective or modified retrospective. We currently expect to implement this ASU using the retrospective approach.

We anticipate that ASU 2014-09 and the related ASUs will have a material effect on our consolidated financial statements. However, revenue recognition related to our accounting for ongoing royalty and management fee revenues, direct reimbursable fees from our management and franchise agreements and hotel guest transactions at our owned and leased hotels will remain substantially unchanged.

While we are continuing to assess all other potential effects of the standard, we currently believe the provisions of ASU 2014-09 and the related ASUs will affect revenue recognition as follows: (i) application and initiation fees for new hotels entering the system will be recognized over the term of the franchise agreement, rather than upon execution of the agreement; (ii) certain contract acquisition costs related to our management and franchise agreements will be recognized over the term of the agreements as a reduction to revenue, instead of as amortization expense; (iii) incentive management fees will be recognized to the extent that it is probable that a significant reversal will not occur as a result of future hotel profits or cash flows, as opposed to recognizing amounts that would be due if the management agreement was terminated at the end of the reporting period; (iv) revenue related to our guest loyalty program will be deferred as points are awarded and recognized upon point redemption, net of any reward reimbursement paid to a third party, as opposed to recognized on a gross basis at the time points are issued in conjunction with the accrual of the expected future cost of the reward reimbursement; and (v) indirect reimbursable fees related to our management and franchise agreements will be recognized as they are earned. We do not expect the changes in revenue recognition for contract acquisition costs to affect the Company's net income, nor do we expect incentive management fees to affect the Company’s net income for any full year period. We continue to update our assessment of the effect that ASU 2014-09 and the related ASUs will have on our consolidated financial statements, and we will disclose further material effects, if any, in our Annual Report on From 10-K for the fiscal year ended December 31, 2017.

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

In connection with the spin-offs, on January 2, 2017, Hilton entered into several agreements with Park and HGV that govern Hilton’s relationship with them following the Distribution including: (i) a Distribution Agreement; (ii) an Employee Matters Agreement; (iii) a Tax Matters Agreement; (iv) a Transition Services Agreement ("TSA"); (v) a License Agreement with HGV; (vi) a Tax Stockholders Agreement; and (vii) management and franchise agreements with Park.

Under the TSA with Park and HGV, Hilton or one of its affiliates provides Park and HGV certain services for a period of two years from the date of the TSA to facilitate an orderly transition following the Distribution. The services that Hilton agreed to provide under the TSA include: finance; information technology; human resources and compensation; facilities; legal and compliance; and other services. The entity providing the services is compensated for any such services at agreed amounts as set forth in the TSA.

The License Agreement with HGV granted HGV the exclusive right, for an initial term of 100 years, to use certain Hilton marks and intellectual property in its timeshare business, subject to the terms and conditions of the agreement. HGV pays a royalty fee of five percent of gross revenues, as defined in the agreement, to Hilton quarterly in arrears, as well as specified additional fees and reimbursements. Additionally, during the term of the License Agreement, HGV will participate in Hilton’s guest loyalty program, Hilton Honors.

Under the management and franchise agreements with Park, Park pays agreed upon fees for various services that Hilton provides to support the operations of their hotels, as well as royalty fees for the licensing of Hilton's hotel brands. The terms of the management agreements generally include a base management fee, calculated as three percent of gross hotel revenues or receipts, and an incentive management fee, calculated as six percent of a specified measure of hotel earnings as determined in accordance with the applicable management agreement. Additionally, payroll and related costs, certain other operating costs, marketing expenses and other expenses associated with Hilton's brands and shared services are directly reimbursed to Hilton by Park pursuant to the terms of the management and franchise agreements.

Financial Information

During the three and nine months ended September 30, 2017, we recognized $37 million and $119 million, respectively, of management and franchise fees for properties that were transferred to Park upon completion of the spin-offs and $22 million and $65 million, respectively, of license fees from HGV.

Prior to the spin-offs, the results of Park were reported in our ownership segment and the results of HGV were reported in our timeshare segment. Following the spin-offs, we no longer report a timeshare segment, as we no longer have timeshare operations.

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

The following table presents the results of operations of Park and HGV that were included in discontinued operations in our condensed consolidated statements of operations:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(in millions)
Total revenues from discontinued operations	$1,075	$3,200

Expenses
Owned and leased hotels	446	1,354
Timeshare	257	697
Depreciation and amortization	79	236
Other	65	167
Total expenses from discontinued operations	847	2,454

Gain on sales of assets, net	—	1

Operating income from discontinued operations	228	747

Non-operating loss, net	(49)	(137)

Income from discontinued operations before income taxes	179	610

Income tax expense	(76)	(244)

Income from discontinued operations, net of taxes	103	366
Income from discontinued operations attributable to noncontrolling interests, net of taxes	(3)	(6)
Income from discontinued operations attributable to Hilton stockholders, net of taxes	$100	$360

The following table presents selected financial information of Park and HGV that was included in our condensed consolidated statement of cash flows:

Nine Months Ended September 30, 2016
(in millions)
Non-cash items included in net income:
Depreciation and amortization	$236
Gain on sales of assets, net	(1)

Investing activities:
Capital expenditures for property and equipment	$(185)

Note 4: Consolidated Variable Interest Entities

As of September 30, 2017 and December 31, 2016, we consolidated three variable interest entities ("VIEs"): two entities that leased hotel properties and one management company. We are the primary beneficiaries of these consolidated VIEs as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our VIEs are only available to settle the obligations of the respective entities. Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised the following:

	September 30,	December 31,
	2017	2016
	(in millions)
Cash and cash equivalents	$71	$57
Accounts receivable, net	13	14
Property and equipment, net	52	52
Deferred income tax assets	60	58
Other non-current assets	56	53
Accounts payable, accrued expenses and other	41	33
Long-term debt(1)	218	212
____________

(1)	Includes capital lease obligations of $197 million and $191 million as of September 30, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2017 and 2016, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 5: Goodwill and Intangible Assets

Goodwill

Our goodwill balances, by reporting unit, were as follows:

	Ownership(1)	Management and Franchise(2)	Total
	(in millions)
Balance as of December 31, 2016	$184	$5,034	$5,218
Spin-off of Park	(91)	—	(91)
Foreign currency translation	10	46	56
Balance as of September 30, 2017	$103	$5,080	$5,183
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

	Gross Carrying Value	Accumulated Impairment Losses	Net Carrying Value
	(in millions)
Balance as of December 31, 2016	$856	$(672)	$184
Spin-off of Park	(423)	332	(91)
Foreign currency translation	10	—	10
Balance as of September 30, 2017	$443	$(340)	$103

(2)	There were no accumulated impairment losses for the management and franchise reporting unit as of September 30, 2017 and December 31, 2016.

Intangible Assets

Intangible assets were as follows:

	September 30, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Amortizing Intangible Assets:
Management and franchise contracts:
Management and franchise contracts recorded at merger(1)	$2,240	$(1,672)	$568
Contract acquisition costs and other	431	(75)	356
	$2,671	$(1,747)	$924

Other intangible assets:
Leases(1)	$298	$(148)	$150
Capitalized software	555	(411)	144
Hilton Honors(1)	340	(211)	129
Other	38	(33)	5
	$1,231	$(803)	$428

Non-amortizing Intangible Assets:
Brands(1)(2)	$4,887	$—	$4,887

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Amortizing Intangible Assets:
Management and franchise contracts:
Management and franchise contracts recorded at merger(1)	$2,221	$(1,534)	$687
Contract acquisition costs and other	343	(67)	276
	$2,564	$(1,601)	$963

Other intangible assets:
Leases(1)	$276	$(126)	$150
Capitalized software	510	(362)	148
Hilton Honors(1)	335	(192)	143
Other	37	(31)	6
	$1,158	$(711)	$447

Non-amortizing Intangible Assets:
Brands(1)(2)	$4,848	$—	$4,848
____________

(1)	Represents intangible assets that were initially recorded at their fair value as part of the October 24, 2007 transaction whereby we became a wholly owned subsidiary of an affiliate of Blackstone.

(2)	Changes to our brands intangible assets from December 31, 2016 to September 30, 2017 were due to foreign currency translations.

We recorded amortization expense for our amortizing intangible assets of $69 million and $79 million for the three months ended September 30, 2017 and 2016, respectively, and $214 million and $234 million for the nine months ended September 30, 2017 and 2016, respectively.

We estimated our future amortization expense for our amortizing intangible assets as of September 30, 2017 to be as follows:

Year	(in millions)
2017 (remaining)	$70
2018	275
2019	260
2020	212
2021	82
Thereafter	453
$1,352

Note 6: Debt

Long-term Debt

Long-term debt balances, including obligations for capital leases, and associated interest rates as of September 30, 2017, were as follows:

	September 30,	December 31,
	2017	2016
	(in millions)
Senior notes due 2021	$—	$1,500
Senior notes with a rate of 4.250%, due 2024	1,000	1,000
Senior notes with a rate of 4.625%, due 2025	900	—
Senior notes with a rate of 4.875%, due 2027	600	—
Senior secured term loan facility due 2020	—	750
Senior secured term loan facility with a rate of 3.24%, due 2023	3,939	3,209
Capital lease obligations with an average rate of 6.34%, due 2021 to 2030	237	227
Other debt with an average rate of 2.65%, due 2018 to 2026	21	20
	6,697	6,706
Less: unamortized deferred financing costs and discount	(84)	(90)
Less: current maturities of long-term debt(1)	(49)	(33)
	$6,564	$6,583
____________

(1)	Net of unamortized deferred financing costs and discount attributable to current maturities of long-term debt.

Senior Notes

In March 2017, we issued $900 million aggregate principal amount of 4.625% Senior Notes due 2025 (the "2025 Senior Notes") and $600 million aggregate principal amount of 4.875% Senior Notes due 2027 (the "2027 Senior Notes"), and incurred $21 million of debt issuance costs. Interest on the 2025 Senior Notes and the 2027 Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning in October 2017. We used the net proceeds of the 2025 Senior Notes and the 2027 Senior Notes, along with available cash, to redeem in full our $1.5 billion 5.625% Senior Notes due 2021 (the "2021 Senior Notes"), plus accrued and unpaid interest. In connection with the repayment, we paid a redemption premium of $42 million and accelerated the recognition of $18 million of unamortized debt issuance costs, which were included in loss on debt extinguishment in our condensed consolidated statement of operations for the nine months ended September 30, 2017.

The 4.25% Senior Notes due 2024 (the "2024 Senior Notes"), the 2025 Senior Notes and the 2027 Senior Notes are guaranteed on a senior unsecured basis by Hilton and certain of its wholly owned subsidiaries. See Note 15: "Condensed Consolidating Guarantor Financial Information" for additional details.

Senior Secured Credit Facility

Our senior secured credit facility consists of a $1.0 billion senior secured revolving credit facility (the "Revolving Credit Facility") and a senior secured term loan facility (the "Term Loans"). In March 2017, we amended the Term Loans pursuant to which $750 million of outstanding Term Loans due in 2020 were extended, aligning their maturity with the $3,209 million tranche of Term Loans due 2023. Additionally, concurrent with the extension, the entire balance of the Term Loans was repriced with an interest rate of LIBOR plus 200 basis points. In connection with the refinancing and modification of the Term Loans, we incurred $3 million of debt issuance costs, which were included in other non-operating income, net, in our condensed consolidated statement of operations for the nine months ended September 30, 2017. As of September 30, 2017, we had $18 million of letters of credit outstanding under our Revolving Credit Facility and a borrowing capacity of $982 million.

Debt Maturities

The contractual maturities of our long-term debt as of September 30, 2017 were as follows:

Year	(in millions)
2017 (remaining)	$12
2018	59
2019	55
2020	56
2021	57
Thereafter	6,458
$6,697

Note 7: Derivative Instruments and Hedging Activities

During the nine months ended September 30, 2017 and 2016, derivatives were used to hedge the interest rate risk associated with variable-rate debt, as well as foreign exchange risk associated with certain foreign currency denominated cash balances. During the nine months ended September 30, 2017, derivatives were also used to hedge the foreign exchange risk associated with management and franchise fees.

Cash Flow Hedges

In May 2017, we began hedging foreign exchange-based cash flow variability in certain of our foreign currency denominated management and franchise fees using forward contracts (the "Fee Forward Contracts"). We elected to designate these Fee Forward Contracts as cash flow hedges for accounting purposes, and we record the change in fair value of the effective portions of these contracts in other comprehensive income (loss) until an individual contract matures. The effective portion of the hedges are reclassified from accumulated other comprehensive loss to earnings in our condensed consolidated statement of operations in the same period that the fee revenue is earned. As of September 30, 2017, the Fee Forward Contracts had an aggregate notional amount of $22 million and maturities of 24 months or less.

In March 2017, we entered into two interest rate swap agreements with notional amounts of $1.6 billion and $750 million, which swap one-month LIBOR on the Term Loans to fixed rates of 1.98 percent and 2.02 percent, respectively, and expire in March 2022. We elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

Non-designated Hedges

As of September 30, 2017, we held short-term forward contracts with an aggregate notional amount of $284 million to offset exposure to fluctuations in certain of our foreign currency denominated cash balances. We elected not to designate these forward contracts as hedging instruments.

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

		September 30,	December 31,
	Balance Sheet Classification	2017	2016
		(in millions)
Cash Flow Hedges(1):
Interest rate swaps	Other liabilities	$13	N/A

Non-designated Hedges:
Interest rate swaps	Other liabilities	N/A	$12
Forward contracts	Other current assets	1	3
Forward contracts	Accounts payable, accrued expenses and other	1	4
____________

(1)	The fair value of the Fee Forward Contracts as of September 30, 2017 was less than $1 million.

Earnings Effect of Derivative Instruments

The gains and losses recognized in our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income before any effect for income taxes were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Classification of Gain (Loss) Recognized	2017	2016	2017	2016
		(in millions)
Cash Flow Hedges(1)(2):
Interest rate swaps	Other comprehensive income (loss)	$3	$3	$(13)	$(7)
Forward contracts	Other comprehensive income (loss)	(1)	N/A	(1)	N/A

Non-designated Hedges:
Interest rate swaps	Other non-operating income, net	—	(1)	2	(1)
Interest rate swaps(3)	Interest expense	(3)	(1)	(8)	(1)
Forward contracts	Gain (loss) on foreign currency transactions	3	4	10	7
____________

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three and nine months ended September 30, 2017 and 2016.

(2)	The earnings effect of the Fee Forward Contracts on fee revenues for the three and nine months ended September 30, 2017 was less than $1 million.

(3)
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

Note 8: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below, see Note 7: "Derivative Instruments and Hedging Activities" for the fair value information of our derivatives:

	September 30, 2017
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$283	$—	$283	$—
Restricted cash equivalents	12	—	12	—
Liabilities:
Long-term debt(1)	6,355	2,576	—	3,959

	December 31, 2016
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$782	$—	$782	$—
Restricted cash equivalents	11	—	11	—
Liabilities:
Long-term debt(1)	6,369	2,516	—	4,006
____________

(1)	The carrying values include unamortized deferred financing costs and discount. The carrying values and fair values exclude capital lease obligations and other debt.

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of September 30, 2017 and December 31, 2016. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

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

Our total unrecognized tax benefits as of September 30, 2017 were $165 million. We accrued approximately $33 million for the payment of interest and penalties as of September 30, 2017. Included in the balance of unrecognized tax benefits as of September 30, 2017 was $161 million associated with positions that, if favorably resolved, would provide a benefit to our effective income tax rate.

In April 2014, we received 30-day Letters from the Internal Revenue Service ("IRS") and the Revenue Agents Report ("RAR") for the 2006 and October 2007 tax years. We disagreed with several of the proposed adjustments in the RAR, filed a formal appeals protest with the IRS and did not make any tax payments related to this audit. The issues being protested in appeals relate to assertions by the IRS that: (i) certain foreign currency denominated intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries; (ii) in calculating the amount of U.S. taxable income resulting from our Hilton Honors guest loyalty program, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed; and (iii) certain foreign currency denominated loans issued by one of our Luxembourg subsidiaries whose functional currency is the U.S. dollar ("USD"), should instead be treated as issued by one of our Belgian subsidiaries whose functional currency is the euro, and thus foreign currency gains and losses with respect to such loans should have been measured in euros, instead of USD. Additionally, in January 2016, we received a 30-day Letter from the IRS and the RAR for the December 2007 through 2010 tax years. The RAR includes the proposed adjustments for tax years December 2007 through 2010, which reflect the carryover effect of the three protested issues from 2006 through October 2007. These proposed adjustments will also be protested in appeals and formal appeals protests have been submitted. In total, the proposed adjustments sought by the IRS would result in additional U.S. federal tax owed of approximately $874 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to Hilton Honors would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. However, based on continuing appeals process discussions with the IRS, we believe that it is more likely than not that we will not recognize the full benefit related to certain of the issues being appealed. Accordingly, we have recorded $48 million of unrecognized tax benefits related to these issues.

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign tax jurisdictions. We are under regular and recurring audit by the IRS and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in federal, state, local and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. We are no longer subject to U.S. federal income tax examination for years through 2004. As of September 30, 2017, we remain subject to federal examinations from 2005 through 2015, state examinations from 2005 through 2016 and foreign examinations of our income tax returns for the years 1996 through 2016.

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

Note 10: Share-Based Compensation

During the nine months ended September 30, 2017, we issued time-vesting restricted stock units and restricted stock (collectively, "RSUs"), nonqualified stock options ("options") and performance-vesting restricted stock units and restricted stock (collectively, "performance shares") to our employees and deferred share units ("DSUs") to members of our board of directors under our 2013 and 2017 Omnibus Incentive Plans. We recognized share-based compensation expense of $32 million and $23 million during the three months ended September 30, 2017 and 2016, respectively, and $91 million and $62 million during the nine months ended September 30, 2017 and 2016, respectively, which included amounts reimbursed by hotel owners. As of September 30, 2017, unrecognized compensation costs for unvested awards was approximately $135 million, which are expected to be recognized over a weighted-average period of 1.9 years on a straight-line basis. As of September 30, 2017, there were 17,970,113 shares of common stock available for future issuance under our 2017 Omnibus Incentive Plan, plus any shares subject to awards outstanding under our 2013 Omnibus Incentive Plan, which will become available for issuance under our 2017 Omnibus Incentive Plan as a result of such outstanding awards expiring or terminating or being canceled or forfeited.

All share and share-related information presented for periods prior to January 3, 2017 have been adjusted to reflect the Reverse Stock Split. See Note 1: "Organization and Basis of Presentation" for additional information.

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

RSUs

The following table summarizes the activity of our RSUs during the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2016	1,624,541	$65.24
Conversion from performance shares upon completion of the spin-offs(1)	671,604	72.42
Effect of the spin-offs(2)	439,113	57.60
Granted	1,467,396	58.80
Vested(2)	(881,070)	47.26
Forfeited(2)	(136,810)	50.27
Outstanding as of September 30, 2017(2)	3,184,774	52.67
____________

(1)	Represents all performance shares outstanding as of December 31, 2016.

(2)	The weighted average grant date fair value was adjusted to reflect the Conversion Factor.

The RSUs granted during the nine months ended September 30, 2017 generally vest in equal annual installments over two or three years from the date of grant.

Options

The following table summarizes the activity of our options during the nine months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2016	1,076,031	$66.83
Effect of the spin-offs(1)	251,145	57.60
Granted	748,965	58.40
Exercised(1)	(44,336)	46.12
Forfeited or expired(1)	(20,799)	53.47
Outstanding as of September 30, 2017(1)	2,011,006	51.22
Exercisable as of September 30, 2017(1)	759,350	48.32
____________

(1)	The weighted average exercise price was adjusted to reflect the Conversion Factor.

The options granted during the nine months ended September 30, 2017 vest over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The weighted average grant date fair value of the options granted during the nine months ended September 30, 2017 was $13.96, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

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

Performance Shares

As of December 31, 2016, we had outstanding performance awards based on a measure of the Company’s total shareholder return relative to the total shareholder returns of members of a peer company group ("relative shareholder return") and based on the Company’s earnings before interest expense, income taxes and depreciation and amortization ("EBITDA") compound annual growth rate ("CAGR"). Upon completion of the spin-offs, we converted all 671,604 outstanding performance shares to RSUs based on a 100 percent achievement percentage with the same vesting periods as the original awards.

During the nine months ended September 30, 2017, we issued performance shares with 50 percent of the shares subject to achievement based on the Company's EBITDA CAGR and the other 50 percent of the shares subject to achievement based on the Company’s free cash flow ("FCF") per share CAGR ("FCF CAGR"). The performance shares are settled at the end of the three-year performance period. We determined that the performance condition for these awards is probable of achievement and, as of September 30, 2017, we recognized compensation expense based on the anticipated achievement percentage of 200 percent and 100 percent for the performance awards based on EBITDA CAGR and FCF CAGR, respectively. As of September 30, 2017, there were no outstanding performance shares based on relative shareholder return.

The following table summarizes the activity of our performance shares during the nine months ended September 30, 2017:

	EBITDA CAGR		FCF CAGR
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2016	335,802	$68.09	—	N/A
Conversion to RSUs upon completion of the spin-offs	(335,802)	68.09	—	N/A
Granted	179,006	58.40	178,975	$58.40
Forfeited	(2,915)	58.02	(2,914)	58.02
Outstanding as of September 30, 2017	176,091	58.41	176,061	58.41

DSUs

During the nine months ended September 30, 2017, we issued to our independent directors 15,288 DSUs with a weighted average grant date fair value of $65.39, which are fully vested and non-forfeitable on the grant date. DSUs are settled for shares of our common stock and deliverable upon the earlier of termination of the individual's service on our board of directors or a change in control.

Note 11: Stockholders' Equity and Accumulated Other Comprehensive Loss

The changes in the components of stockholders' equity were as follows:

	Equity Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests(1)
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2016(2)	329	$3	$—	$10,220	$(3,323)	$(1,001)	$(50)	$5,849
Share-based compensation	2	—	—	52	—	—	—	52
Repurchases of common stock	(10)	—	(625)	—	—	—	—	(625)
Net income	—	—	—	—	419	—	4	423
Other comprehensive income (loss)	—	—	—	—	—	118	(1)	117
Dividends	—	—	—	—	(148)	—	—	(148)
Spin-offs of Park and HGV	—	—	—	—	(4,331)	63	49	(4,219)
Cumulative effect of the adoption of ASU 2016-09	—	—	—	1	(1)	—	—	—
Distributions	—	—	—	—	—	—	(1)	(1)
Balance as of September 30, 2017	321	$3	$(625)	$10,273	$(7,384)	$(820)	$1	$1,448

	Equity Attributable to Hilton Stockholders
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock					Noncontrolling Interests(1)
	Shares	Amount					Total
	(in millions)
Balance as of December 31, 2015(2)	329	$3	$10,158	$(3,392)	$(784)	$(34)	$5,951
Share-based compensation	1	—	47	—	—	—	47
Net income	—	—	—	735	—	11	746
Other comprehensive loss	—	—	—	—	(42)	(1)	(43)
Dividends	—	—	—	(209)	—	—	(209)
Cumulative effect of the adoption of ASU 2015-02	—	—	—	—	—	5	5
Distributions	—	—	—	—	—	(6)	(6)
Balance as of September 30, 2016(2)	330	$3	$10,205	$(2,866)	$(826)	$(25)	$6,491
____________

(1)	Other comprehensive loss for the nine months ended September 30, 2017 and 2016 was related to a pension liability adjustment and a currency translation adjustment, respectively.

(2)	Common stock and additional paid-in capital were adjusted to reflect the Reverse Stock Split. See Note 1: "Organization and Basis of Presentation" for additional information.

In February 2017, our board of directors authorized a stock repurchase program of up to $1.0 billion of the Company's common stock. During the nine months ended September 30, 2017, we repurchased 9,993,158 shares of common stock under the program at a total cost of $625 million, including the June 2017 repurchase of 1,500,000 shares from Blackstone for a total cost of $99 million. As of September 30, 2017, $375 million remained available for share repurchases under the program. See Note 16: Subsequent Events for the repurchase of additional shares from Blackstone in October 2017.

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2016	$(738)	$(251)	$(12)	$(1,001)
Other comprehensive income (loss) before reclassifications	116	(1)	(9)	106
Amounts reclassified from accumulated other comprehensive loss	1	6	5	12
Net current period other comprehensive income (loss)	117	5	(4)	118
Spin-offs of Park and HGV	63	—	—	63
Balance as of September 30, 2017	$(558)	$(246)	$(16)	$(820)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2015	$(580)	$(194)	$(10)	$(784)
Other comprehensive loss before reclassifications	(40)	(2)	(4)	(46)
Amounts reclassified from accumulated other comprehensive loss	(1)	4	1	4
Net current period other comprehensive income (loss)	(41)	2	(3)	(42)
Balance as of September 30, 2016	$(621)	$(192)	$(13)	$(826)
____________

(1)
Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature. Amounts reclassified relate to gains on net investment hedges and, for the nine months ended September 30, 2017, also the release of currency translation adjustments due to the termination of a lease contract. The reclassifications were recognized in gain (loss) on foreign currency transactions in our condensed consolidated statements of operations and are presented net of a less than $1 million tax benefit and expense for the nine months ended September 30, 2017 and 2016, respectively.

(2)
Amounts reclassified include the amortization of prior service cost and the amortization of net loss that were included in our computation of net periodic pension cost. They were recognized in general and administrative expenses in our condensed consolidated statements of operations and are presented net of a $2 million and $3 million tax benefit for the nine months ended September 30, 2017 and 2016, respectively.

(3)
Amounts reclassified relate to the 2013 Interest Rate Swaps, were recognized in interest expense in our condensed consolidated statements of operations and are presented net of a tax benefit of $3 million and less than $1 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 12: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"). All historical share and per share amounts have been adjusted to reflect the Reverse Stock Split. See Note 1: "Organization and Basis of Presentation" for additional information.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income from continuing operations attributable to Hilton stockholders	$179	$87	$419	$375
Denominator:
Weighted average shares outstanding	322	329	326	329
Basic EPS	$0.56	$0.27	$1.29	$1.14

Diluted EPS:
Numerator:
Net income from continuing operations attributable to Hilton stockholders	$179	$87	$419	$375
Denominator:
Weighted average shares outstanding	325	331	328	330
Diluted EPS	$0.55	$0.27	$1.28	$1.14

Approximately 1 million share-based compensation awards were excluded from the weighted average shares outstanding used in the computation of diluted EPS for the three and nine months ended September 30, 2017 and 2016 because their effect would have been anti-dilutive under the treasury stock method.

Note 13: Business Segments

We are a hospitality company with operations organized in two distinct operating segments following the spin-offs: (i) management and franchise; and (ii) ownership. These segments are managed and reported separately because of their distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us. As of September 30, 2017, this segment included 639 managed hotels and 4,408 franchised hotels consisting of 807,387 total rooms, which includes 67 hotels with 35,406 rooms that were previously owned or leased by Hilton or unconsolidated affiliates of Hilton and, upon completion of the spin-offs, were owned or leased by Park or unconsolidated affiliates of Park. This segment also earns fees for managing properties in our ownership segment and, effective upon completion of the spin-offs, a license fee from HGV for the exclusive right to use certain Hilton marks and intellectual property in HGV's timeshare business.

As of September 30, 2017, the ownership segment included 73 properties totaling 22,204 rooms, comprising 64 hotels that we wholly owned or leased, one hotel leased by a consolidated non-wholly owned entity, two hotels leased by consolidated VIEs and six hotels owned or leased by unconsolidated affiliates.

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

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)
Management and franchise(1)	$524	$418	$1,483	$1,191
Ownership	388	372	1,065	1,089
Segment revenues	912	790	2,548	2,280
Other revenues	21	18	78	53
Other revenues from managed and franchised properties	1,433	1,070	4,264	3,241
Intersegment fees elimination(1)	(12)	(11)	(29)	(31)
Total revenues	$2,354	$1,867	$6,861	$5,543
____________

(1)	Includes management, royalty and intellectual property fees charged to our ownership segment, which were eliminated in our condensed consolidated statements of operations.

The following table presents operating income for our reportable segments, reconciled to consolidated income from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)
Management and franchise(1)	$524	$418	$1,483	$1,191
Ownership(1)	31	36	89	77
Segment operating income	555	454	1,572	1,268
Other revenues, less other expenses	14	8	37	14
Depreciation and amortization	(83)	(90)	(259)	(273)
Impairment loss	—	—	—	(15)
General and administrative	(104)	(107)	(326)	(287)
Gain on sales of assets, net	—	—	—	1
Operating income	382	265	1,024	708
Interest expense	(100)	(97)	(304)	(286)
Gain (loss) on foreign currency transactions	2	(10)	3	(36)
Loss on debt extinguishment	—	—	(60)	—
Other non-operating income, net	5	—	11	5
Income from continuing operations before income taxes	$289	$158	$674	$391
____________

(1)
Includes management, royalty and intellectual property fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

The following table presents total assets for our reportable segments, reconciled to consolidated assets of continuing operations:

	September 30,	December 31,
	2017	2016
	(in millions)
Management and franchise	$10,870	$10,825
Ownership	989	1,032
Corporate and other	2,364	2,529
	$14,223	$14,386

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated capital expenditures of continuing operations:

	Nine Months Ended
	September 30,
	2017	2016
	(in millions)
Ownership	$20	$34
Corporate and other	16	8
	$36	$42

Note 14: Commitments and Contingencies

We provide performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified operating performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of September 30, 2017, we had five contracts containing performance guarantees, with expirations ranging from 2019 to 2030, with possible cash outlays totaling approximately $68 million. Our obligations under these guarantees in future periods are dependent on the operating performance levels of these hotels over the remaining terms of the performance guarantees. We do not have any letters of credit pledged as collateral against these guarantees. As of September 30, 2017 and December 31, 2016, we recorded $10 million and $11 million, respectively, in accounts payable, accrued expenses and other and $12 million and $17 million, respectively, in other liabilities in our condensed consolidated balance sheets for two outstanding performance guarantees that are related to VIEs for which we are not the primary beneficiary.

We are involved in litigation arising in the normal course of business, some of which includes claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2017 will not have a material effect on our consolidated financial position, results of operations or cash flows.

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

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by HWP, the Parent and certain of the Parent's 100 percent owned domestic restricted subsidiaries that are themselves not issuers of the applicable series of Senior Notes (together, the "Guarantors''). The indentures that govern the Senior Notes provide that any subsidiary of the Company that provides a guarantee of the Senior Secured Credit Facility will guarantee the Senior Notes. As of September 30, 2017, none of our foreign subsidiaries or U.S. subsidiaries owned by foreign subsidiaries or conducting foreign operations or our non-wholly owned subsidiaries guarantee the Senior Notes (collectively, the "Non-Guarantors").

In September 2016, certain employees, assets and liabilities of a guarantor subsidiary were transferred into HOC. This transfer was considered to be a transfer of assets rather than a transfer of a business. Accordingly, we have separately presented HOC as a subsidiary issuer in our condensed consolidating financial information prospectively from the date of the transfer. Due to the timing of the transfer, our condensed consolidating statements of operations will include the results of operations of HOC beginning October 1, 2016 and our condensed consolidating statement of cash flows reflects the issuance of the 2024 Senior Notes during the nine months ended September 30, 2016.

In connection with the spin-offs, certain entities that were previously guarantors of the 2021 Senior Notes and 2024 Senior Notes were released and no longer guaranteed these senior notes. The condensed consolidating financial information presents the financial information based on the composition of the Guarantors and Non-Guarantors as of September 30, 2017.

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

The following schedules present the condensed consolidating financial information as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016, for the Parent, HWF Issuers, HOC, Guarantors and Non-Guarantors.

	September 30, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$1	$21	$648	$—	$670
Restricted cash and cash equivalents	—	—	87	10	29	—	126
Accounts receivable, net	—	—	15	629	284	—	928
Intercompany receivables	—	—	—	—	39	(39)	—
Prepaid expenses	—	—	6	54	71	(1)	130
Income taxes receivable	—	—	—	15	—	(10)	5
Other	—	—	1	15	30	—	46
Total current assets	—	—	110	744	1,101	(50)	1,905
Intangibles and Other Assets:
Investments in subsidiaries	1,438	6,852	7,983	1,438	—	(17,711)	—
Goodwill	—	—	—	3,824	1,359	—	5,183
Brands	—	—	—	4,405	482	—	4,887
Management and franchise contracts, net	—	—	—	663	261	—	924
Other intangible assets, net	—	—	—	276	152	—	428
Property and equipment, net	—	—	17	64	265	—	346
Deferred income tax assets	9	3	166	—	90	(186)	82
Other	—	10	31	232	195	—	468
Total intangibles and other assets	1,447	6,865	8,197	10,902	2,804	(17,897)	12,318
TOTAL ASSETS	$1,447	$6,865	$8,307	$11,646	$3,905	$(17,947)	$14,223
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$41	$174	$1,224	$473	$(1)	$1,911
Intercompany payables	—	—	39	—	—	(39)	—
Current maturities of long-term debt	—	32	—	—	17	—	49
Income taxes payable	—	—	—	—	83	(10)	73
Total current liabilities	—	73	213	1,224	573	(50)	2,033
Long-term debt	—	5,341	983	—	240	—	6,564
Deferred revenues	—	—	—	95	—	—	95
Deferred income tax liabilities	—	—	—	1,836	—	(186)	1,650
Liability for guest loyalty program	—	—	—	879	—	—	879
Other	—	13	259	564	718	—	1,554
Total liabilities	—	5,427	1,455	4,598	1,531	(236)	12,775
Equity:
Total Hilton stockholders' equity	1,447	1,438	6,852	7,048	2,373	(17,711)	1,447
Noncontrolling interests	—	—	—	—	1	—	1
Total equity	1,447	1,438	6,852	7,048	2,374	(17,711)	1,448
TOTAL LIABILITIES AND EQUITY	$1,447	$6,865	$8,307	$11,646	$3,905	$(17,947)	$14,223

	December 31, 2016
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$3	$22	$1,037	$—	$1,062
Restricted cash and cash equivalents	—	—	87	9	25	—	121
Accounts receivable, net	—	—	7	484	264	—	755
Intercompany receivables	—	—	—	—	42	(42)	—
Prepaid expenses	—	—	6	21	65	(3)	89
Income taxes receivable	—	—	—	30	—	(17)	13
Other	—	—	1	5	33	—	39
Current assets of discontinued operations	—	—	—	—	1,502	(24)	1,478
Total current assets	—	—	104	571	2,968	(86)	3,557
Intangibles and Other Assets:
Investments in subsidiaries	5,889	11,300	12,583	5,889	—	(35,661)	—
Goodwill	—	—	—	3,824	1,394	—	5,218
Brands	—	—	—	4,404	444	—	4,848
Management and franchise contracts, net	—	—	—	716	247	—	963
Other intangible assets, net	—	—	1	296	150	—	447
Property and equipment, net	—	—	12	62	267	—	341
Deferred income tax assets	10	2	167	—	82	(179)	82
Other	—	12	30	213	153	—	408
Non-current assets of discontinued operations	—	—	—	12	10,345	(10)	10,347
Total intangibles and other assets	5,899	11,314	12,793	15,416	13,082	(35,850)	22,654
TOTAL ASSETS	$5,899	$11,314	$12,897	$15,987	$16,050	$(35,936)	$26,211
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$26	$293	$1,091	$414	$(3)	$1,821
Intercompany payables	—	—	42	—	—	(42)	—
Current maturities of long-term debt	—	26	—	—	7	—	33
Income taxes payable	—	—	—	—	73	(17)	56
Current liabilities of discontinued operations	—	—	—	77	721	(24)	774
Total current liabilities	—	52	335	1,168	1,215	(86)	2,684
Long-term debt	—	5,361	981	—	241	—	6,583
Deferred revenues	—	—	—	42	—	—	42
Deferred income tax liabilities	—	—	—	1,919	38	(179)	1,778
Liability for guest loyalty program	—	—	—	889	—	—	889
Other	—	12	277	490	713	—	1,492
Non-current liabilities of discontinued operations	—	—	4	—	6,900	(10)	6,894
Total liabilities	—	5,425	1,597	4,508	9,107	(275)	20,362
Equity:
Total Hilton stockholders' equity	5,899	5,889	11,300	11,479	6,993	(35,661)	5,899
Noncontrolling interests	—	—	—	—	(50)	—	(50)
Total equity	5,899	5,889	11,300	11,479	6,943	(35,661)	5,849
TOTAL LIABILITIES AND EQUITY	$5,899	$11,314	$12,897	$15,987	$16,050	$(35,936)	$26,211

	Three Months Ended September 30, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$35	$303	$39	$(4)	$373
Base and other management fees	—	—	1	48	38	—	87
Incentive management fees	—	—	—	15	37	—	52
Owned and leased hotels	—	—	—	—	388	—	388
Other revenues	—	—	—	19	3	(1)	21
	—	—	36	385	505	(5)	921
Other revenues from managed and franchised properties	—	—	30	1,253	150	—	1,433
Total revenues	—	—	66	1,638	655	(5)	2,354

Expenses
Owned and leased hotels	—	—	—	—	345	—	345
Depreciation and amortization	—	—	1	58	24	—	83
General and administrative	—	—	80	—	25	(1)	104
Other expenses	—	—	—	6	5	(4)	7
	—	—	81	64	399	(5)	539
Other expenses from managed and franchised properties	—	—	30	1,253	150	—	1,433
Total expenses	—	—	111	1,317	549	(5)	1,972

Operating income (loss)	—	—	(45)	321	106	—	382

Interest expense	—	(60)	(25)	—	(16)	1	(100)
Gain (loss) on foreign currency transactions	—	—	(1)	48	(45)	—	2
Other non-operating income (loss), net	—	(1)	1	2	4	(1)	5

Income (loss) from continuing operations before income taxes and equity in earnings from subsidiaries	—	(61)	(70)	371	49	—	289

Income tax benefit (expense)	—	24	24	(141)	(15)	—	(108)

Income (loss) from continuing operations before equity in earnings from subsidiaries	—	(37)	(46)	230	34	—	181

Equity in earnings from subsidiaries	179	216	262	179	—	(836)	—

Net income	179	179	216	409	34	(836)	181
Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income attributable to Hilton stockholders	$179	$179	$216	$409	$32	$(836)	$179

Comprehensive income	$226	$182	$215	$409	$78	$(883)	$227
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)
Comprehensive income attributable to Hilton stockholders	$226	$182	$215	$409	$77	$(883)	$226

	Three Months Ended September 30, 2016
	Parent	HWF Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$284	$32	$(2)	$314
Base and other management fees	—	—	30	29	—	59
Incentive management fees	—	—	3	31	—	34
Owned and leased hotels	—	—	—	372	—	372
Other revenues	—	—	17	1	—	18
	—	—	334	465	(2)	797
Other revenues from managed and franchised properties	—	—	941	129	—	1,070
Total revenues	—	—	1,275	594	(2)	1,867

Expenses
Owned and leased hotels	—	—	—	325	—	325
Depreciation and amortization	—	—	68	22	—	90
General and administrative	—	—	84	23	—	107
Other expenses	—	—	7	5	(2)	10
	—	—	159	375	(2)	532
Other expenses from managed and franchised properties	—	—	941	129	—	1,070
Total expenses	—	—	1,100	504	(2)	1,602

Operating income	—	—	175	90	—	265

Interest expense	—	(65)	(20)	(12)	—	(97)
Gain (loss) on foreign currency transactions	—	—	(22)	12	—	(10)
Other non-operating income (loss), net	—	(5)	4	1	—	—

Income (loss) from continuing operations before income taxes and equity in earnings from subsidiaries	—	(70)	137	91	—	158

Income tax benefit (expense)	1	27	(54)	(43)	—	(69)

Income (loss) from continuing operations before equity in earnings from subsidiaries	1	(43)	83	48	—	89

Equity in earnings from subsidiaries	86	129	118	—	(333)	—

Income from continuing operations, net of taxes	87	86	201	48	(333)	89
Income from discontinued operations, net of taxes	100	100	100	104	(301)	103
Net income	187	186	301	152	(634)	192
Net income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Net income attributable to Hilton stockholders	$187	$186	$301	$147	$(634)	$187

Comprehensive income	$187	$189	$286	$165	$(634)	$193
Comprehensive income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Comprehensive income attributable to Hilton stockholders	$187	$189	$286	$159	$(634)	$187

	Nine Months Ended September 30, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$103	$854	$95	$(13)	$1,039
Base and other management fees	—	—	1	151	103	—	255
Incentive management fees	—	—	—	58	102	—	160
Owned and leased hotels	—	—	—	—	1,065	—	1,065
Other revenues	—	—	22	48	9	(1)	78
	—	—	126	1,111	1,374	(14)	2,597
Other revenues from managed and franchised properties	—	—	116	3,702	446	—	4,264
Total revenues	—	—	242	4,813	1,820	(14)	6,861

Expenses
Owned and leased hotels	—	—	—	—	947	—	947
Depreciation and amortization	—	—	4	183	72	—	259
General and administrative	—	—	251	—	76	(1)	326
Other expenses	—	—	15	22	17	(13)	41
	—	—	270	205	1,112	(14)	1,573
Other expenses from managed and franchised properties	—	—	116	3,702	446	—	4,264
Total expenses	—	—	386	3,907	1,558	(14)	5,837

Operating income (loss)	—	—	(144)	906	262	—	1,024

Interest expense	—	(183)	(79)	—	(43)	1	(304)
Gain (loss) on foreign currency transactions	—	—	12	122	(131)	—	3
Loss on debt extinguishment	—	(60)	—	—	—	—	(60)
Other non-operating income (loss), net	—	(4)	4	6	6	(1)	11

Income (loss) from continuing operations before income taxes and equity in earnings from subsidiaries	—	(247)	(207)	1,034	94	—	674

Income tax benefit (expense)	—	97	76	(396)	(28)	—	(251)

Income (loss) from continuing operations before equity in earnings from subsidiaries	—	(150)	(131)	638	66	—	423

Equity in earnings from subsidiaries	419	569	700	419	—	(2,107)	—

Net income	419	419	569	1,057	66	(2,107)	423
Net income attributable to noncontrolling interests	—	—	—	—	(4)	—	(4)
Net income attributable to Hilton stockholders	$419	$419	$569	$1,057	$62	$(2,107)	$419

Comprehensive income	$537	$415	$571	$1,058	$184	$(2,225)	$540
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(3)	—	(3)
Comprehensive income attributable to Hilton stockholders	$537	$415	$571	$1,058	$181	$(2,225)	$537

	Nine Months Ended September 30, 2016
	Parent	HWF Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$802	$83	$(7)	$878
Base and other management fees	—	—	95	84	—	179
Incentive management fees	—	—	14	89	—	103
Owned and leased hotels	—	—	—	1,089	—	1,089
Other revenues	—	—	45	8	—	53
	—	—	956	1,353	(7)	2,302
Other revenues from managed and franchised properties	—	—	2,858	383	—	3,241
Total revenues	—	—	3,814	1,736	(7)	5,543

Expenses
Owned and leased hotels	—	—	—	981	—	981
Depreciation and amortization	—	—	204	69	—	273
Impairment loss	—	—	—	15	—	15
General and administrative	—	—	207	80	—	287
Other expenses	—	—	24	22	(7)	39
	—	—	435	1,167	(7)	1,595
Other expenses from managed and franchised properties	—	—	2,858	383	—	3,241
Total expenses	—	—	3,293	1,550	(7)	4,836

Gain on sales of assets, net	—	—	—	1	—	1

Operating income	—	—	521	187	—	708

Interest expense	—	(199)	(51)	(36)	—	(286)
Gain (loss) on foreign currency transactions	—	—	(86)	50	—	(36)
Other non-operating income (loss), net	—	(5)	10	—	—	5

Income (loss) from continuing operations before income taxes and equity in earnings from subsidiaries	—	(204)	394	201	—	391

Income tax benefit (expense)	193	78	(196)	(86)	—	(11)

Income (loss) from continuing operations before equity in earnings from subsidiaries	193	(126)	198	115	—	380

Equity in earnings from subsidiaries	182	308	182	—	(672)	—

Income from continuing operations, net of taxes	375	182	380	115	(672)	380
Income from discontinued operations, net of taxes	360	360	360	344	(1,058)	366
Net income	735	542	740	459	(1,730)	746
Net income attributable to noncontrolling interests	—	—	—	(11)	—	(11)
Net income attributable to Hilton stockholders	$735	$542	$740	$448	$(1,730)	$735

Comprehensive income	$693	$539	$686	$473	$(1,688)	$703
Comprehensive income attributable to noncontrolling interests	—	—	—	(10)	—	(10)
Comprehensive income attributable to Hilton stockholders	$693	$539	$686	$463	$(1,688)	$693

	Nine Months Ended September 30, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(89)	$(83)	$630	$188	$—	$646
Investing Activities:
Capital expenditures for property and equipment	—	—	(8)	(7)	(21)	—	(36)
Contract acquisition costs	—	—	—	(27)	(24)	—	(51)
Capitalized software costs	—	—	—	(45)	—	—	(45)
Other	—	(13)	—	(2)	4	(3)	(14)
Net cash used in investing activities	—	(13)	(8)	(81)	(41)	(3)	(146)
Financing Activities:
Borrowings	—	1,823	—	—	—	—	1,823
Repayment of debt	—	(1,842)	—	—	(6)	—	(1,848)
Debt issuance costs and redemption premium	—	(69)	—	—	—	—	(69)
Repayment of intercompany borrowings	—	—	(3)	—	—	3	—
Intercompany transfers	772	190	120	(549)	(533)		—
Dividends paid	(147)	—	—	—	—	—	(147)
Cash transferred in spin-offs of Park and HGV	—	—	—	—	(501)	—	(501)
Repurchases of common stock	(625)	—	—	—	—	—	(625)
Distributions to noncontrolling interests	—	—	—	—	(1)	—	(1)
Tax withholdings on share-based compensation	—	—	(28)	—	—	—	(28)
Net cash provided by (used in) financing activities	—	102	89	(549)	(1,041)	3	(1,396)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	8	—	8
Net decrease in cash, restricted cash and cash equivalents	—	—	(2)	—	(886)	—	(888)
Cash, restricted cash and cash equivalents from continuing operations, beginning of period	—	—	90	31	1,062	—	1,183
Cash, restricted cash and cash equivalents from discontinued operations, beginning of period	—	—	—	—	501	—	501
Cash, restricted cash and cash equivalents, beginning of period	—	—	90	31	1,563	—	1,684
Cash, restricted cash and cash equivalents, end of period	$—	$—	$88	$31	$677	$—	$796

	Nine Months Ended September 30, 2016
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(127)	$—	$264	$920	$(88)	$969
Investing Activities:
Capital expenditures for property and equipment	—	—	—	(3)	(224)	—	(227)
Proceeds from asset dispositions	—	—	—	—	1	—	1
Contract acquisition costs	—	—	—	(28)	(7)	—	(35)
Capitalized software costs	—	—	—	(50)	(6)	—	(56)
Other	—	—	—	(32)	3	—	(29)
Net cash used in investing activities	—	—	—	(113)	(233)	—	(346)
Financing Activities:
Borrowings	—	—	1,000	—	—	—	1,000
Repayment of debt	—	(8)	—	—	(1,086)	—	(1,094)
Debt issuance costs	—	(12)	(20)	—	(3)	—	(35)
Intercompany transfers	207	147	(890)	(222)	758	—	—
Dividends paid	(207)	—	—	—	—	—	(207)
Intercompany dividends	—	—	—	—	(88)	88	—
Distributions to noncontrolling interests	—	—	—	—	(6)	—	(6)
Tax withholdings on share-based compensation	—	—	—	(13)	—	—	(13)
Net cash provided by (used in) financing activities	—	127	90	(235)	(425)	88	(355)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	7	—	7
Net increase (decrease) in cash, restricted cash and cash equivalents	—	—	90	(84)	269	—	275
Cash, restricted cash and cash equivalents from continuing operations, beginning of period	—	—	—	109	524	—	633
Cash, restricted cash and cash equivalents from discontinued operations, beginning of period	—	—	—	—	223	—	223
Cash, restricted cash and cash equivalents, beginning of period	—	—	—	109	747	—	856
Cash, restricted cash and cash equivalents from continuing operations, end of period	—	—	90	25	494	—	609
Cash, restricted cash and cash equivalents from discontinued operations, end of period	—	—	—	—	522	—	522
Cash, restricted cash and cash equivalents, end of period	$—	$—	$90	$25	$1,016	$—	$1,131

Note 16: Subsequent Events

On October 4, 2017, Blackstone closed a secondary offering of 14,610,000 shares of its Hilton common stock and, in connection with the offering, we repurchased 986,175 shares from Blackstone as part of our stock repurchase program for a total cost of $68 million. Following the offering and share repurchase, Blackstone's beneficial ownership percentage in Hilton was reduced to 5.4 percent.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements present the consolidated financial position of Hilton as of September 30, 2017 and December 31, 2016 and the results of operations of Hilton for the three and nine months ended September 30, 2017 and 2016 giving effect to the spin-offs, with the historical financial results of Park and HGV reflected as discontinued operations. Unless indicated otherwise, the following discussion and analysis herein refers to Hilton's continuing operations. For the presentation of Hilton's consolidated results of operations and financial position as of and for the year ended December 31, 2016 giving effect to the spin-offs, and other additional information, including our significant accounting policies and principal components and factors affecting our results of operations as updated for the spin-offs, refer to our Current Reports on Form 8-K dated May 24, 2017 and July 26, 2017 (Item 8.01). Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for other information.

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

Overview

Our Business

Hilton is one of the largest and fastest growing hospitality companies in the world, with 5,168 properties comprising 837,692 rooms in 103 countries and territories as of September 30, 2017. Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton; our full-service hotel brands, Hilton Hotels & Resorts, Curio - A Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton and Embassy Suites by Hilton; our focused-service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. As of September 30, 2017, we had approximately 73 million members in our award-winning guest loyalty program, Hilton Honors, a 22 percent increase from December 31, 2016.

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

Segments and Regions

Management analyzes our operations and business by both operating segments and geographic regions. Following the spin-offs, our operations consist of two reportable segments that are based on similar products or services: (i) management and franchise; and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our brands. This segment generates its revenue from management and franchise fees charged to: (i) third-party hotel owners; (ii) owned and leased hotels; and (iii) license fees for the exclusive right to use certain Hilton marks and intellectual property. As a manager of hotels, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services. The ownership segment primarily derives earnings from providing hotel room rentals, food and beverage sales and other services at our owned and leased hotels.

Geographically, management conducts business through three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S. is included in the Americas, it represents a significant portion of our system-wide hotel rooms, which was 74 percent as of September 30, 2017; therefore, the U.S. is often analyzed separately and apart from the Americas geographic region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific island nations.

System Growth and Pipeline

Our strategic objectives include the continued expansion of our global footprint and fee-based business. As we enter into new management and franchise agreements, we expand our business with minimal or no capital investment by us as the manager or franchisor, since the capital required to build and maintain hotels is typically provided by the third-party owner of the hotel with whom we contract to provide the management or franchise services. Additionally, prior to approving the addition of new hotels to our management and franchise development pipeline, we evaluate the economic viability of the hotel based on the geographic location, the credit quality of the third-party owner and other factors. By increasing the number of management and franchise agreements with third-party owners, we expect to increase overall return on invested capital.

As of September 30, 2017, we had a total of 2,191 hotels in our development pipeline, representing over 335,000 rooms under construction or approved for development throughout 104 countries and territories, including 37 countries and territories where we do not currently have any open hotels. All of the rooms in the pipeline are within our management and franchise segment. Nearly 172,000 rooms of the rooms in the pipeline, or more than half, were located outside the U.S. Additionally, over 171,000 rooms in the pipeline, or more than half, were under construction. We do not consider any individual development project to be material to us.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported, excluding the hotels distributed in the spin-offs; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. Of the 5,120 hotels in our system as of September 30, 2017, 3,956 hotels have been classified as comparable hotels. Our 1,164 non-comparable hotels included 253 hotels, or approximately five percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were not available.

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

References to RevPAR, ADR and occupancy are presented on a comparable basis and references to RevPAR and ADR are presented on a currency neutral basis (all periods presented use the actual exchange rates for the three and nine months ended September 30, 2017, as applicable), unless otherwise noted.

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

Results of Operations
The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance		Nine Months Ended	Variance
	September 30, 2017	2017 vs. 2016		September 30, 2017	2017 vs. 2016
U.S.
Occupancy	79.8%	(0.4)%	pts.	77.4%	—%	pts.
ADR	$147.43	0.5%		$147.37	1.0%
RevPAR	$117.61	(0.1)%		$114.07	1.0%

Americas (excluding U.S.)
Occupancy	76.6%	1.6%	pts.	72.5%	2.2%	pts.
ADR	$128.52	1.2%		$124.49	1.8%
RevPAR	$98.46	3.4%		$90.24	5.0%

Europe
Occupancy	81.8%	3.7%	pts.	76.0%	3.6%	pts.
ADR	$148.74	3.2%		$140.09	2.6%
RevPAR	$121.65	8.0%		$106.42	7.6%

MEA
Occupancy	69.9%	5.4%	pts.	65.9%	4.8%	pts.
ADR	$130.18	(7.6)%		$145.07	(4.7)%
RevPAR	$90.93	0.2%		$95.61	2.7%

Asia Pacific
Occupancy	76.6%	4.5%	pts.	72.5%	5.4%	pts.
ADR	$139.93	1.9%		$138.14	(0.8)%
RevPAR	$107.23	8.3%		$100.17	7.1%

System-wide
Occupancy	79.3%	0.5%	pts.	76.4%	1.0%	pts.
ADR	$145.80	0.6%		$145.00	0.8%
RevPAR	$115.68	1.3%		$110.78	2.1%

For the three and nine months ended September 30, 2017, we experienced system-wide RevPAR growth, driven primarily by the Americas (excluding U.S.), Europe and Asia Pacific, all experiencing increased ADR and occupancy. RevPAR increases in the Americas (excluding U.S.) were driven by strong performance in most countries and territories, particularly in Mexico and Puerto Rico, despite the major weather events during the three months ended September 30, 2017. The growth in Europe was largely a result of certain countries recovering from geopolitical and economic turmoil in 2016, as well as continued

demand in continental European countries and strong ADR in London. Asia Pacific’s continued RevPAR growth was attributable to new hotels stabilizing in the system, particularly in China. Although MEA experienced increased occupancy during both the three and nine months ended September 30, 2017, certain countries experienced declines in ADR due to travel sanctions and increased geopolitical pressures. The decline in U.S. RevPAR for the three months ended September 30, 2017 was largely attributable to holiday shifts, including the Fourth of July and the Jewish religious holidays.
The table below provides a reconciliation of income from continuing operations, net of taxes to EBITDA and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)
Income from continuing operations, net of taxes	$181	$89	$423	$380
Interest expense	100	97	304	286
Income tax expense	108	69	251	11
Depreciation and amortization	83	90	259	273
EBITDA	472	345	1,237	950
Gain on sales of assets, net	—	—	—	(1)
Loss (gain) on foreign currency transactions	(2)	10	(3)	36
Loss on debt extinguishment	—	—	60	—
FF&E replacement reserve	16	13	37	41
Share-based compensation expense	32	23	91	62
Impairment loss	—	—	—	15
Other adjustment items(1)	6	24	45	39
Adjusted EBITDA	$524	$415	$1,467	$1,142
____________

(1)
Includes adjustments for severance and other items and, for the three and nine months ended September 30, 2017, also includes transaction costs. Transaction costs for the three and nine months ended September 30, 2016 are included in discontinued operations and, therefore, are excluded from the presentation above.

Revenues

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Franchise fees	$373	$314	18.8	$1,039	$878	18.3

Base and other management fees	$87	$59	47.5	$255	$179	42.5
Incentive management fees	52	34	52.9	160	103	55.3
Total management fees	$139	$93	49.5	$415	$282	47.2

The increases in management and franchise fees during the three and nine months ended September 30, 2017 were driven by the addition of new managed and franchised properties to our portfolio and the increase in RevPAR at our comparable managed and franchised hotels.

Including new development and ownership type transfers, from January 1, 2016 to September 30, 2017, we added 628 managed and franchised properties on a net basis, providing an additional 115,500 rooms to our managed and franchised segment, including the properties that were owned by Park and managed or franchised by Hilton upon completion of the spin-offs. As new hotels stabilize in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods. Franchise fees also increased as a result of net increases in licensing and other fees of $38 million and $106 million during the three and nine months ended September 30, 2017, respectively, which includes the effect of the license fees earned from HGV after the spin-offs.

On a comparable basis, our management fees increased during the three and nine months ended September 30, 2017 as a result of increases in RevPAR at our managed hotels of 1.9 percent and 3.0 percent, respectively, primarily due to increases in occupancy of 1.9 percentage points and 2.3 percentage points, respectively. On a comparable basis, our franchise fees increased during the three and nine months ended September 30, 2017 as a result of increases in RevPAR at our franchised hotels of 0.8 percent and 1.5 percent, respectively, primarily due to increases in ADR.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Owned and leased hotels	$388	$372	4.3	$1,065	$1,089	(2.2)

Owned and leased hotel revenues increased $16 million during the three months ended September 30, 2017. On a currency neutral basis, owned and leased hotel revenues increased $20 million primarily as a result of an $18 million increase at our comparable owned and leased hotels, due to an increase in RevPAR of 5.8 percent driven by increases in both ADR and occupancy.

Owned and leased hotel revenues decreased during the nine months ended September 30, 2017 primarily as a result of the effect of foreign currency changes of $54 million. On a currency neutral basis, owned and leased hotel revenues increased $30 million during the nine months ended September 30, 2017 primarily as a result of an increase at our comparable owned and leased hotels of $32 million due to an increase in RevPAR of 5.0 percent, attributable to increases in ADR and occupancy of 2.8 percent and 1.6 percentage points, respectively. On a currency neutral basis, non-comparable owned and leased hotel revenues decreased $2 million during the nine months ended September 30, 2017 as a result of a net decrease of $9 million from properties either opened or disposed between January 1, 2016 and September 30, 2017, partially offset by a net increase in revenues at hotels that underwent renovations in 2016.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Other revenues	$21	$18	16.7	$78	$53	47.2

Other revenues increased during the nine months ended September 30, 2017 primarily as a result of a $20 million recovery from the settlement of a claim by Hilton to a third party relating to our defined benefit plans during the period.

Operating Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Owned and leased hotels	$345	$325	6.2	$947	$981	(3.5)

Owned and leased hotel expenses increased $20 million during the three months ended September 30, 2017. On a currency neutral basis, owned and leased hotel expenses increased $23 million primarily as a result of an $18 million increase at our comparable owned and leased hotels driven by an increase in variable operating costs due to increased occupancy.

Owned and leased hotel expenses decreased $34 million during the nine months ended September 30, 2017 primarily as a result of the effect of foreign currency changes of $52 million. On a currency neutral basis, owned and leased hotel expenses increased $18 million during the nine months ended September 30, 2017 as a result of an increase of $29 million from comparable owned and leased hotels, partially offset by a decrease from non-comparable owned and leased hotels of $11 million. The increase in comparable owned and leased hotel expenses resulted from an increase in variable operating costs due to increased occupancy. The decrease in non-comparable owned and leased hotel expenses was primarily attributable to a net decrease of $14 million in expenses from properties either opened or disposed between January 1, 2016 and September 30, 2017, partially offset by a net increase in expenses at hotels that underwent renovations in 2016.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Depreciation and amortization	$83	$90	(7.8)	$259	$273	(5.1)
General and administrative	104	107	(2.8)	326	287	13.6
Other expenses	7	10	(30.0)	41	39	5.1

The decreases in depreciation and amortization expense during the three and nine months ended September 30, 2017 were primarily a result of decreases in amortization expense due to certain capitalized software costs being fully amortized between September 30, 2016 and September 30, 2017.

The decrease in general and administrative expense during the three months ended September 30, 2017 was primarily a result of a $13 million decrease in severance costs related to the 2015 sale of the Waldorf Astoria New York. This decrease was partially offset by a $5 million increase in share-based compensation expense primarily due to an increase in retirement eligible participants, resulting in the acceleration of expense recognition, as well as additional expense from a special equity grant to certain participants in connection with the spin-offs.

The increase in general and administrative expense during the nine months ended September 30, 2017 was primarily the result of increased share-based compensation expense of $19 million, for the reasons noted above. Additionally, $17 million in costs associated with the spin-offs were incurred during the nine months ended September 30, 2017. Costs incurred in 2016 related to the spin-offs are included in discontinued operations. These increases were partially offset by a decrease of $6 million in severance costs related to the 2015 sale of the Waldorf Astoria New York.

Non-operating Income and Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Interest expense	$(100)	$(97)	3.1	$(304)	$(286)	6.3
Gain (loss) on foreign currency transactions	2	(10)	NM(1)	3	(36)	NM(1)
Loss on debt extinguishment	—	—	NM(1)	(60)	—	NM(1)
Other non-operating income, net	5	—	NM(1)	11	5	NM(1)
Income tax expense	(108)	(69)	56.5	(251)	(11)	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The increases in interest expense during the three and nine months ended September 30, 2017 were primarily due to the issuances of the 2025 Senior Notes and the 2027 Senior Notes in March 2017 and the 2024 Senior Notes in August 2016, as well as the reclassification of losses from accumulated other comprehensive loss related to the dedesignation of the 2013 Interest Rate Swaps. These increases were largely offset by decreases in interest expense due to the March 2017 repayment of the 2021 Senior Notes and the refinancing of the Term Loans in March 2017, which reduced the interest rate on these instruments. See Note 6: "Debt" and Note 7: "Derivative Instruments and Hedging Activities" in our unaudited condensed consolidated financial statements for additional details.

The gains and losses on foreign currency transactions primarily related to changes in foreign currency rates on our short-term cross-currency intercompany loans for all periods. During the three and nine months ended September 30, 2017, the changes were predominantly for loans denominated in the euro, the Australian dollar ("AUD") and the British pound ("GBP"). During the three and nine months ended September 30, 2016, the changes were predominantly for loans denominated in AUD, GBP and the Brazilian real.

The loss on debt extinguishment related to the repayment of the 2021 Senior Notes and included a redemption premium of $42 million and the accelerated recognition of $18 million of unamortized debt issuance costs during the nine months ended September 30, 2017.

Income tax expense increased for the three and nine months ended September 30, 2017 primarily as a result of increased income from continuing operations before income taxes and a net reduction in our unrecognized tax benefits of $155 million in the prior year, respectively. See Note 9: "Income Taxes" in our unaudited condensed consolidated financial statements for additional information.

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

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Revenues:
Management and franchise(1)	$524	$418	25.4	$1,483	$1,191	24.5
Ownership	388	372	4.3	1,065	1,089	(2.2)
Segment revenues	912	790	15.4	2,548	2,280	11.8
Other revenues	21	18	16.7	78	53	47.2
Other revenues from managed and franchised properties	1,433	1,070	33.9	4,264	3,241	31.6
Intersegment fees elimination(1)	(12)	(11)	9.1	(29)	(31)	(6.5)
Total revenues	$2,354	$1,867	26.1	$6,861	$5,543	23.8

Operating Income(1):
Management and franchise	$524	$418	25.4	$1,483	$1,191	24.5
Ownership	31	36	(13.9)	89	77	15.6
Segment operating income	$555	$454	22.2	$1,572	$1,268	24.0
____________

(1)
Includes management, royalty and intellectual property fees charged to our ownership segment by our management and franchise segment, which were eliminated in our unaudited condensed consolidated statements of operations.

Management and franchise segment revenues and operating income increased during the three and nine months ended September 30, 2017 as a result of the net addition of hotels to our managed and franchised system and increases in RevPAR at our comparable managed and franchised properties of 1.1 percent and 2.0 percent, respectively. Refer to "—Revenues" for further discussion of the increases in revenues from our managed and franchised properties.

Ownership segment revenues increased $16 million during the three months ended September 30, 2017 primarily as a result of an increase in revenues at our comparable owned and leased hotels, which was primarily attributable to an increase in RevPAR of 5.8 percent. Ownership operating income decreased $5 million for the three months ended September 30, 2017 as a result of increasing operating expenses at our owned and leased hotels partially offset by the increase in segment revenues.

Ownership segment revenues decreased $24 million during the nine months ended September 30, 2017 as a result of a decrease in owned and leased hotel revenues, which was primarily attributable to foreign currency changes, partially offset by the increase in revenue at our comparable owned and leased hotels resulting from an increase in RevPAR of 5.0 percent. Ownership operating income increased $12 million for the nine months ended September 30, 2017 as a result of the decrease in operating expenses at our owned and leased hotels partially offset by the decrease in ownership segment revenues. Refer to "—Revenues" and "—Operating Expenses" for further discussion of the changes in revenues and operating expenses at our owned and leased hotels.

Liquidity and Capital Resources

Overview

As of September 30, 2017, we had total cash and cash equivalents of $796 million, including $126 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance related to cash collateral on our self-insurance programs.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including costs associated with the management and franchising of hotels, corporate expenses, payroll and related benefits, legal costs, interest and scheduled principal payments on our outstanding indebtedness, contract acquisition costs and capital expenditures for renovations and maintenance at the hotels within our ownership segment. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements in the hotels within our ownership segment, commitments to owners in our management and franchise segment, dividends as declared, share repurchases and corporate capital expenditures.

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

In February 2017, our board of directors authorized a stock repurchase program of up to $1 billion of the Company's common stock. During the nine months ended September 30, 2017, we repurchased $625 million of common stock under the program, and, as of September 30, 2017, $375 million remained available for share repurchases, of which $68 million was committed for the repurchase of 986,175 shares from affiliates of Blackstone, which were repurchased in October 2017. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Nine Months Ended September 30,		Percent Change
	2017	2016(1)	2017 vs. 2016
	(in millions)
Net cash provided by operating activities	$646	$969	(33.3)
Net cash used in investing activities	(146)	(346)	(57.8)
Net cash used in financing activities	(1,396)	(355)	NM(2)
____________

(1)	Includes the cash flows from operating activities, investing activities and financing activities of Hilton, Park and HGV.

(2)	Fluctuation in terms of percentage change is not meaningful.

As of September 30, 2017 and December 31, 2016, our working capital surplus (deficit), which is calculated as current assets less current liabilities excluding assets and liabilities of discontinued operations, was $(128) million and $169 million, respectively, and our ratio of current assets to current liabilities was 0.94 and 1.09, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from management and franchise fee revenue and operating income from our owned and leased hotels and, for the nine months ended September 30, 2016, sales of timeshare units.

The $323 million decrease in net cash provided by operating activities was primarily a result of a decrease in operating income from our owned and leased properties and sales of timeshare units as a result of the spin-offs.

Investing Activities

For the nine months ended September 30, 2017 and 2016, net cash used in investing activities consisted primarily of capital expenditures, including contract acquisition costs and capitalized software costs. Our capital expenditures for property and equipment primarily consisted of expenditures related to our corporate facilities and the renovation of hotels in our ownership segment, which, for the nine months ended September 30, 2016, included those owned by Park following completion of the spin-offs. Our capitalized software costs related to various systems initiatives for the benefit of our hotel owners and our overall corporate operations.

Financing Activities

The $1,041 million increase in net cash used in financing activities was primarily as a result of cash transferred in connection with the spin-offs and $565 million of additional capital returned to our stockholders during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, which included dividends and share repurchases. In addition, during the nine months ended September 30, 2017, we issued the 2025 Senior Notes and the 2027 Senior Notes and received proceeds of $1.5 billion, which we used with available cash to repay in full our 2021 Senior Notes, including a redemption premium of $42 million.

Debt and Borrowing Capacity

As of September 30, 2017, our total indebtedness, excluding unamortized deferred financing costs and discount, was approximately $6.7 billion. For further information on our total indebtedness, our 2017 financing transactions, availability under our credit facility and guarantees, refer to Note 6: "Debt" and Note 15: "Condensed Consolidating Guarantor Financial Information" in our unaudited condensed consolidated financial statements.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures, issue additional equity securities or draw on our Revolving Credit Facility. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hospitality industry that may be beyond our control.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

We are involved in various claims and lawsuits arising in the normal course of business, some of which include claims for substantial sums, including proceedings involving tort and other general liability claims, employee claims, consumer protection claims and claims related to our management of certain hotel properties. The ultimate results of claims and litigation cannot be predicted with certainty. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.

Item 1A.     Risk Factors

As of September 30, 2017, there have been no material changes from the risk factors previously disclosed in response to "Part I —Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended September 30, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
July 1, 2017 to July 31, 2017	1,433,448	$62.16	1,433,448	$559
August 1, 2017 to August 31, 2017	1,769,069	62.30	1,769,069	449
September 1, 2017 to September 30, 2017	1,119,169	66.06	1,119,169	375
Total	4,321,686	63.23	4,321,686
____________

(1)	This price includes per share commissions paid for all share repurchases.

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
10.1
Share Repurchase Agreement, dated September 27, 2017, by and among Hilton Worldwide Holdings Inc. and each of the entities identified on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on October 2, 2017).

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

Date: October 26, 2017