Form 10-K
period 2017-12-31
Hilton Worldwide Holdings Inc.
filed 2018-02-14
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒                          Accelerated filer ☐
Non -accelerated filer ☐ (Do not check if a smaller reporting company)    Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $12,628 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).
The number of shares of common stock outstanding on February 7, 2018 was 316,118,115.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant's definitive proxy statement relating to its 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-K TABLE OF CONTENTS
YEAR ENDED DECEMBER 31, 2017

PART I
Forward -Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks inherent to the hospitality industry, macroeconomic factors beyond our control, competition for hotel guests and management and franchise contracts, risks related to doing business with third-party hotel owners, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the United States of America ("U.S.") and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Part I—Item 1A. Risk Factors." These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Terms Used and Basis of Presentation in this Annual Report on Form 10-K

Except where the context requires otherwise, references in this Annual Report on Form 10-K to "Hilton," "the Company," "we," "us" and "our" refer to Hilton Worldwide Holdings Inc., together with its consolidated subsidiaries. Except where the context requires otherwise, references to our "properties," "hotels" and "rooms" refer to the hotels, resorts and timeshare properties managed, franchised, owned or leased by us. Of these properties, a portion are directly owned or leased by us or joint ventures in which we have an interest, and the remaining properties are owned by third-party owners.

On January 3, 2017, we completed the spin-offs of a portfolio of hotels and resorts, as well as our timeshare business, into two independent, publicly traded companies: Park Hotels & Resorts Inc. ("Park") and Hilton Grand Vacations Inc. ("HGV"), respectively, (the "spin-offs"). The spin-offs were completed via a distribution to each of Hilton's stockholders of record, as of the close of business on December 15, 2016, of 100 percent of the outstanding common stock of each of Park and HGV. Each Hilton stockholder received one share of Park common stock for every five shares of Hilton common stock and one share of HGV common stock for every 10 shares of Hilton common stock. Hilton did not retain any interest in Park or HGV. Both Park and HGV have their common stock listed on the New York Stock Exchange ("NYSE") under the symbols "PK" and "HGV," respectively. See "—Item 1A. Risk Factors" included elsewhere in this Annual Report on Form 10-K for additional information. This Annual Report on Form 10-K presents our business and results of operations as of and for the periods indicated, giving effect to the spin-offs, with the combined historical financial results of Park and HGV reflected as discontinued operations.

On January 3, 2017, we completed a 1-for-3 reverse stock split of Hilton's outstanding common stock (the "Reverse Stock Split"). The authorized number of shares of common stock was reduced from 30,000,000,000 to 10,000,000,000, and the authorized number of shares of preferred stock remained 3,000,000,000. All share and share-related information presented in this Annual Report on Form 10-K for periods prior to the Reverse Stock Split have been retrospectively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Split.

HNA Tourism Group Co., Ltd. and certain of its affiliates are referred to herein as "HNA," and the Blackstone Group L.P. and certain of its affiliates are referred to herein as "Blackstone."

Reference to "Average Daily Rate" or "ADR" means hotel room revenue divided by total number of room nights sold in a given period, and "Revenue per Available Room" or "RevPAR" represents hotel room revenue divided by room nights available to guests for a given period. References to "Adjusted EBITDA" means earnings before interest expense, a provision for income taxes and depreciation and amortization, or "EBITDA," further adjusted to exclude certain items. Refer to "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business and Financial Metrics Used by Management" for additional information on these financial metrics.

Item 1.    Business

Overview

Hilton is one of the largest and fastest growing hospitality companies in the world, with 5,284 properties comprising 856,115 rooms in 105 countries and territories as of December 31, 2017. Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton; our full service hotel brands, Hilton Hotels & Resorts, Curio - A Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton and Embassy Suites by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. As of December 31, 2017, we had approximately 71 million members in our award-winning guest loyalty program, Hilton Honors.

We operate our business through two operating segments: (i) management and franchise; and (ii) ownership. Each segment is managed separately because of its distinct economic characteristics. The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us. As of December 31, 2017, this segment included 656 managed hotels, 4,507 franchised hotels and 48 timeshare resorts totaling 5,211 properties consisting of 833,909 rooms. Within this total are the 67 hotels with 35,406 rooms that were previously owned or leased by Hilton or unconsolidated affiliates of Hilton and, upon completion of the spin-offs, were owned or leased by Park or unconsolidated affiliates of Park. The management and franchise segment generates its revenue from: (i) management and franchise fees charged to third-party hotel owners; (ii) license fees for the exclusive right to use certain Hilton marks and intellectual property; and (iii) affiliate fees charged to owned and leased hotels. As of December 31, 2017, the ownership segment included 73 properties totaling 22,206 rooms, comprising 64 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, two hotels leased by consolidated variable interest entities ("VIEs") and six hotels owned or leased by unconsolidated affiliates.

In addition to our current hotel portfolio, we are focused on the growth of our business through expanding our share of the global lodging industry through our development pipeline. During the year ended December 31, 2017, nearly 108,000 new rooms were approved for development, and we opened 399 hotels consisting of over 59,000 rooms. As of December 31, 2017, we had a total of 2,257 hotels in our development pipeline, representing approximately 345,000 rooms under construction or approved for development throughout 107 countries and territories, including 39 countries and territories where we do not currently have any open hotels. All of the rooms in the pipeline are within our management and franchise segment. Over 182,000 rooms in the pipeline, or more than half, are located outside the U.S. Additionally, over 174,000 rooms in the pipeline, or more than half, are under construction. We do not consider any individual development project to be material to us.

Overall, we believe that our experience in the hotel industry, which spans nearly a century of highly focused customer service and entrepreneurship, evolving for the needs of our customers; our strong, well-defined brands that operate throughout the lodging industry chain scales; and our commercial service offerings will continue to drive customer loyalty, including participation in our Hilton Honors guest loyalty program. We believe that satisfied customers will continue to provide strong overall hotel performance for our hotel owners and us and encourage further development of additional hotels under our brands and with existing and new hotel owners, which further supports our growth and future financial performance. We believe that our existing portfolio and development pipeline, which will require minimal capital investment from us, puts us in a strong position to further improve our business and serve our customers in the future.

Our Brand Portfolio

The goal of each of our brands is to deliver exceptional customer experiences and superior operating performance.

		December 31, 2017
Brand(1)	Chain Scale	Countries/ Territories	Properties	Rooms	Percentage of Total Rooms	Selected Competitors(2)
	Luxury	12	27	9,579	1.1%	Four Seasons, Mandarin Oriental, Peninsula, Ritz Carlton, St. Regis
	Luxury	24	34	10,709	1.3%	Fairmont, Intercontinental, JW Marriott, Park Hyatt, Sofitel
	Upper Upscale	2	2	287	—%	Hyatt Centric, Joie De Vivre, Kimpton, Le Méridien
	Upper Upscale	88	578	211,423	24.7%	Hyatt Regency, Marriott, Renaissance, Sheraton, Sofitel, Westin
	Upper Upscale	15	48	10,548	1.2%	Autograph Collection, The Unbound Collection
	Upscale	41	520	123,773	14.5%	Crowne Plaza, Delta, Holiday Inn, Hyatt, Radisson, Renaissance, Sheraton
	Upscale	1	4	467	0.1%	Ascend Collection, Tribute Portfolio
	Upper Upscale	6	245	57,216	6.7%	Courtyard, Hyatt Regency, Marriott, Renaissance, Sheraton
	Upscale	37	771	111,438	13.0%	Aloft, Courtyard, Four Points, Holiday Inn, Hyatt Place, Springhill Suites
	Upper Midscale	21	2,338	237,334	27.7%	Comfort Suites, Courtyard, Fairfield Inn, Holiday Inn Express, Springhill Suites
	Midscale	1	9	911	0.1%	Best Western, Comfort Inn & Suites, La Quinta, Quality Inn, Sleep Inn
	Upscale	3	451	51,305	6.0%	Element, Hyatt House, Residence Inn, Staybridge Suites
	Upper Midscale	2	204	21,015	2.5%	Candlewood Suites, Hawthorn Suites, TownePlace Suites, WoodSpring Suites
	Timeshare	3	48	8,101	0.9%	Hyatt Residence, Marriott Vacation Club, Vistana Signature Experiences, Wyndham Vacations Resorts
____________

(1)
The table above excludes five unbranded properties with 2,009 rooms, representing approximately 0.2 percent of total rooms. HGV has the exclusive right to use our Hilton Grand Vacations brand, subject to the terms of a license agreement with us.

(2)	The table excludes lesser known regional competitors.

Waldorf Astoria Hotels & Resorts: What began as an iconic hotel in New York City is today a portfolio of 27 luxury hotels and resorts. In landmark destinations around the world, Waldorf Astoria Hotels & Resorts reflect their locations, each providing the inspirational environments and personalized attention that are the source of unforgettable moments. Properties typically include elegant spa and wellness facilities; high-end restaurants; golf courses (at resort properties); 24-hour room service; fitness and business centers; meeting, wedding and banquet facilities; and special event and concierge services.

Conrad Hotels & Resorts: Conrad is a global luxury brand of 34 hotels and resorts offering guests personalized experiences with sophisticated, locally inspired surroundings and an intuitive service model based on customization and control, as demonstrated by the Conrad Concierge mobile application that enables guest control of on-property amenities and services. Properties typically include convenient and relaxing spa and wellness facilities; enticing restaurants; comprehensive room service; fitness and business centers; multi-purpose meeting facilities; and special event and concierge services.

Canopy by Hilton: Canopy by Hilton represents an energizing, new hotel in the neighborhood offering simple, guest-directed service, thoughtful local choices and comfortable spaces. Each property is designed as a natural extension of its neighborhood, with local design, food and drink and culture. As of December 31, 2017, Canopy had two properties open and 30 properties in the pipeline.

Hilton Hotels & Resorts: Hilton is our global flagship brand and one of the most globally recognized hotel brands, with 578 hotels and resorts in 88 countries and territories across six continents. The brand primarily serves business and leisure upper upscale travelers and meeting groups. Hilton hotels are full service hotels that typically include meeting, wedding and banquet facilities and special event services; restaurants and lounges; food and beverage services; swimming pools; gift shops; retail facilities; and other services. Additionally, Hilton Hotels & Resorts was voted the favorite hotel chain in the 2018 Globe Travel Awards.

Curio – A Collection by Hilton: Curio – A Collection by Hilton is created for travelers who seek local discovery and one-of-a-kind experiences. Curio is made up of a collection of hand-picked hotels that retain their unique identity, but are able to leverage the many benefits of the Hilton global platform, including our common reservation and customer care service and Hilton Honors guest loyalty program. As of December 31, 2017, Curio had 48 properties open and 59 properties in the pipeline.

DoubleTree by Hilton: DoubleTree by Hilton is an upscale, full service hotel designed to provide true comfort to today’s business and leisure travelers. DoubleTree's 520 hotels and resorts are united by the brand’s CARE ("Creating a Rewarding Experience") culture and its iconic warm chocolate chip cookie served at check-in. DoubleTree’s diverse portfolio includes historic icons, small contemporary hotels, resorts and large urban hotels.

Tapestry Collection by Hilton: Tapestry Collection by Hilton, our newest brand, is a curated portfolio of original hotels in the upscale hotel segment that have recognizable features distinct to each hotel. Tapestry guests are looking for new experiences and choose to stay where they can expect to never see the same thing twice. Travelers can book an independent and reliable stay with confidence knowing these hotels are backed by the Hilton name and the award winning Hilton Honors guest loyalty program. In May 2017, the first Tapestry Collection by Hilton opened in Syracuse, New York, just four months after the brand's launch. As of December 31, 2017, Tapestry Collection by Hilton had four properties open and 24 properties in the pipeline.

Embassy Suites by Hilton: Embassy Suites by Hilton comprises 245 upper upscale, all-suite hotels that feature two-room guest suites with a separate living room and dining or work area, a complimentary cooked-to-order breakfast and complimentary evening receptions every night. Embassy Suites’ bundled pricing ensures that guests receive all of the amenities our properties have to offer at a single price.

Hilton Garden Inn: Hilton Garden Inn is our award-winning, upscale brand with 771 hotels worldwide. At Hilton Garden Inn, guests find an open, inviting atmosphere with warm, glowing service and simple, thoughtful touches that allow them to relax and recharge. As a recognized leader in food and beverage services, Hilton Garden Inn caters to guests' dining needs by serving cooked-to-order breakfast and offering handcrafted cocktails, shareable small plates and full meals at its on-site restaurants and bars. Flexible meeting space, free Wi-Fi, wireless printing and fitness centers are offered to help guests stay polished and productive.

Hampton by Hilton: Hampton by Hilton is our moderately priced, upper midscale hotel with limited food and beverage facilities. The Hampton by Hilton brand also includes Hampton Inn & Suites hotels, which offer both traditional hotel rooms and suite accommodations within one property. Across our over 2,300 Hamptons around the world, guests receive free hot breakfast and free high-speed internet access, all for a great price and all supported by the 100% Hampton Guarantee.

Tru by Hilton: Tru by Hilton is a new brand designed to be a game changer in the midscale segment. Tru was built from a belief that being cost conscious and having a great stay do not have to be mutually exclusive. By focusing on the brand's three key tenets of simplified, spirited and grounded in value, every detail of the property is crafted for operational efficiency and to drive increased guest satisfaction - from the activated, open lobby to the efficiently designed bedrooms. In May 2017, the first Tru by Hilton property opened in Oklahoma City. As of December 31, 2017, Tru had nine properties open and 284 properties in the pipeline.

Homewood Suites by Hilton: Homewood Suites by Hilton is our upscale, extended-stay hotel that features residential style accommodations including business centers, swimming pools, convenience stores and limited meeting facilities. These 451 hotels provide the touches, familiarity and comforts of home so that extended-stay travelers can feel at home on the road.

Home2 Suites by Hilton: Home2 Suites by Hilton is our upper midscale hotel that provides a modern and savvy option to budget conscious extended-stay travelers. Offering innovative suites with contemporary design and cutting-edge technology, we strive to ensure that our guests are comfortable and productive, whether they are staying a few days or a few months. Each of the brand's 204 open hotels offer complimentary continental breakfast, integrated laundry and exercise facility, recycling and sustainability initiatives and a pet-friendly policy. As of December 31, 2017, 387 properties were in the pipeline.

Hilton Grand Vacations: Hilton Grand Vacations is our timeshare brand. Ownership of a deeded real estate interest with club membership points provides members with a lifetime of vacation advantages and the comfort and convenience of residential-style resort accommodations in select, renowned vacation destinations. Each of the 48 Hilton Grand Vacations properties provides a distinctive setting, while signature elements remain consistent, such as high-quality guest service, spacious units and extensive on-property amenities.

Our Guest Loyalty Program

Hilton Honors is our award-winning guest loyalty program that supports our portfolio of brands and our owned, leased, managed and franchised hotels and resorts. The program generates significant repeat business by rewarding guests with points for each stay at any of our nearly 5,300 properties worldwide, which are then redeemable for free nights and other goods and services. Members can also use points earned to transact with nearly 130 partners, including airlines, rail and car rental companies, credit card providers, Amazon.com and others. The program provides targeted marketing, promotions and customized guest experiences to approximately 71 million members, a 20 percent increase from December 31, 2016. Our Hilton Honors members represented approximately 57 percent of our system-wide occupancy and contributed hotel-level revenues to us and our hotel owners of over $19 billion during the year ended December 31, 2017. Affiliation with our loyalty programs encourages members to allocate more of their travel spending to our hotels. The percentage of travel spending we capture from loyalty members increases as they move up the tiers of our program. The program is funded by contributions from eligible revenues generated by Hilton Honors members and collected by us from hotels and resorts in our system. These funds are applied to reimburse hotels and partners for Hilton Honors points redemptions by loyalty members and to pay for program administrative expenses and marketing initiatives that support the program.

Our Business

As of December 31, 2017, our system included the following properties and rooms, by type, brand and region:

	Owned / Leased(1)		Managed		Franchised		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
Waldorf Astoria Hotels & Resorts
U.S.	1	215	12	5,451	—	—	13	5,666
Americas (excluding U.S.)	—	—	1	142	1	984	2	1,126
Europe	2	463	4	898	—	—	6	1,361
Middle East and Africa	—	—	3	703	—	—	3	703
Asia Pacific	—	—	3	723	—	—	3	723
Conrad Hotels & Resorts
U.S.	—	—	4	1,287	1	319	5	1,606
Americas (excluding U.S.)	—	—	2	402	1	294	3	696
Europe	—	—	4	1,155	—	—	4	1,155
Middle East and Africa	1	614	3	1,076	—	—	4	1,690
Asia Pacific	1	164	15	4,630	2	768	18	5,562
Canopy by Hilton
U.S.	—	—	—	—	1	175	1	175
Europe	—	—	—	—	1	112	1	112
Hilton Hotels & Resorts
U.S.	—	—	65	48,048	179	54,319	244	102,367
Americas (excluding U.S.)	1	405	25	9,235	17	5,469	43	15,109
Europe	55	14,935	54	16,359	33	9,430	142	40,724
Middle East and Africa	5	1,998	44	13,427	2	605	51	16,030
Asia Pacific	7	3,412	84	30,955	7	2,826	98	37,193
Curio - A Collection by Hilton
U.S.	—	—	4	1,981	26	5,694	30	7,675
Americas (excluding U.S.)	—	—	—	—	7	1,271	7	1,271
Europe	—	—	2	189	6	764	8	953
Middle East and Africa	—	—	1	201	—	—	1	201
Asia Pacific	—	—	2	448	—	—	2	448
DoubleTree by Hilton
U.S.	—	—	37	12,241	301	71,450	338	83,691
Americas (excluding U.S.)	—	—	4	809	21	4,351	25	5,160
Europe	—	—	11	2,915	81	13,984	92	16,899
Middle East and Africa	—	—	10	2,350	4	488	14	2,838
Asia Pacific	—	—	49	14,220	2	965	51	15,185
Tapestry Collection by Hilton
U.S.	—	—	—	—	4	467	4	467
Embassy Suites by Hilton
U.S.	—	—	44	11,568	193	43,659	237	55,227
Americas (excluding U.S.)	—	—	3	667	5	1,322	8	1,989
Hilton Garden Inn
U.S.	—	—	4	430	634	87,739	638	88,169
Americas (excluding U.S.)	—	—	8	1,084	36	5,594	44	6,678
Europe	—	—	21	3,870	38	6,230	59	10,100
Middle East and Africa	—	—	7	1,574	—	—	7	1,574
Asia Pacific	—	—	23	4,917	—	—	23	4,917
Hampton by Hilton
U.S.	—	—	47	5,806	2,097	204,936	2,144	210,742
Americas (excluding U.S.)	—	—	13	1,677	89	10,651	102	12,328
Europe	—	—	15	2,439	52	8,016	67	10,455
Asia Pacific	—	—	—	—	25	3,809	25	3,809
Tru by Hilton
U.S.	—	—	—	—	9	911	9	911
Homewood Suites by Hilton
U.S.	—	—	21	2,241	410	46,786	431	49,027
Americas (excluding U.S.)	—	—	3	358	17	1,920	20	2,278
Home2 Suites by Hilton
U.S.	—	—	—	—	201	20,698	201	20,698
Americas (excluding U.S.)	—	—	—	—	3	317	3	317
Other	—	—	4	1,759	1	250	5	2,009
Lodging	73	22,206	656	208,235	4,507	617,573	5,236	848,014
Hilton Grand Vacations	—	—	—	—	48	8,101	48	8,101
Total	73	22,206	656	208,235	4,555	625,674	5,284	856,115
____________

(1)	Includes properties owned or leased by entities in which we own a noncontrolling interest.

We operate our business under a management and franchise segment and an ownership segment. For more information regarding our segments, see "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 19: "Business Segments" in "Part II—Item 8. Financial Statements and Supplementary Data."

Management and Franchise

Through our management and franchise segment, we manage hotels and license our brands. This segment generates its revenue primarily from fees charged to hotel owners. We grow our management and franchise business by attracting owners to become a part of our system and participate in our commercial services to support their hotel properties. These contracts require little or no capital investment to initiate on our part and provide significant return on investment for us as fees are earned.

Hotel Management

Our core management services consist of operating hotels under management contracts for the benefit of third parties who either own or lease the hotels and the associated personal property. Terms of our management contracts vary, but our fees generally consist of a base management fee, which is based on a percentage of the hotel’s gross revenue, and, when applicable, an incentive management fee, which is typically based on a percentage of hotel operating profits. In general, the owner pays all operating and other expenses and reimburses our out-of-pocket expenses. In turn, our managerial discretion typically is subject to approval by the owner in certain major areas, including the approval of annual operating and capital expenditure budgets. Additionally, the owners generally pay a monthly fee based on a percentage of the hotel's gross room revenue, or other usage fees, which covers the costs of advertising and marketing programs; the costs of internet, technology and reservation systems; and quality assurance program expenses. Owners are also responsible for various other fees and charges, including payments for participation in our Hilton Honors guest loyalty program, training, consultation and procurement of certain goods and services. As of December 31, 2017, we managed 656 hotels with 208,235 rooms, excluding our owned, leased and joint venture hotels.

The initial terms of our management contracts for full service hotels are typically 20 to 30 years. In certain cases, when we have entered into a franchise contract in addition to a management contract, we classify these hotels as managed hotels in our portfolio. Extension options for our management contracts are negotiated and vary, but typically are more prevalent in full service hotels. Typically, these contracts contain one or two extension options that are for either five or 10 years and can be exercised at our or the other party’s option or by mutual agreement. In the case of our management contracts with Park, assuming we exercise all renewal periods, the total term of the management contracts will range from 30 to 70 years.

Some of our management contracts provide early termination rights to hotel owners upon certain events, including the failure to meet certain financial or performance criteria. Performance test measures typically are based upon the hotel’s performance individually and/or in comparison to specified competitive hotels. We often have a cure right by paying an amount equal to the performance shortfall over a specified period, although in some cases our cure rights are limited.

Franchising

We license our brand names, trademarks and service marks and operating systems to hotel owners under franchise contracts. We do not own, manage or operate franchised hotels and do not employ the individuals working at these locations. We conduct periodic inspections to ensure that brand standards are maintained. For new franchised hotels (both new construction and conversions of existing hotels from other brands), we approve the location, as well as the plans for the facilities to ensure the hotels meet our brand standards. For existing franchised hotels, we provide franchisees with product improvement plans that must be completed to keep the hotels in compliance with our brand standards so they can remain in our hotel system. Occasionally, we may have a franchise contract and a management contract in place at the same property, in which case we are both the franchisor and the manager of that property. We also earn license fees from a license agreement with HGV and co-brand credit card arrangements for the use of certain Hilton marks and intellectual property. As of December 31, 2017, we franchised 4,555 properties with 625,674 rooms.

Each franchisee pays us a franchise application fee in conjunction with the inception of a franchise contract. Franchisees also pay a royalty fee, generally based on a percentage of the hotel’s gross room revenue and, in some cases, a percentage of food and beverage revenue. Additionally, the franchisees pay a monthly program fee based on a percentage of the hotel's gross room revenue that covers the costs of certain advertising and marketing programs, internet, technology and reservation systems, and quality assurance programs (among other things) that benefit the brand. Franchisees also are responsible for various other fees and charges, including payments for participation in our Hilton Honors guest loyalty program, training, consultation and procurement of certain goods and services.

Our franchise contracts for new construction hotels and our franchise contracts with Park typically have initial terms of approximately 20 years. Our franchise contracts for converted hotels have initial terms of approximately 10 to 20 years. At the expiration of the initial term, we may have a contractual right or obligation to relicense the hotel to the franchisee, for an additional term ranging from 10 to 15 years. Our franchise contracts with Park cannot be extended without our consent. We have the right to terminate a franchise contract upon specified events of default, including nonpayment of fees or noncompliance with brand standards. If a franchise contract is terminated by us because of a franchisee’s default, the franchisee is contractually required to pay us liquidated damages.

Ownership

As of December 31, 2017, our ownership segment consisted of 73 hotels with 22,206 rooms that we owned or leased or that are owned or leased by entities in which we own a noncontrolling interest. As a hotel owner, we focus on maximizing the cost efficiency and profitability of the portfolio by, among other things, maximizing hotel revenues, implementing new labor management practices and systems and reducing fixed costs. Through our disciplined approach to asset management, we develop and execute on strategic plans for each of our hotels to enhance their market position and, at many of our hotels, we invest in renovating guest rooms and public spaces and adding or enhancing meeting and retail space to improve profitability.

Competition

We encounter active and robust competition as a hotel, residential and resort manager, franchisor, owner and developer. Competition in the hotel and lodging industry generally is based on the attractiveness of the facility; location; level of service; quality of accommodations; amenities; food and beverage options and outlets; public and meeting spaces and other guest services; consistency of service; room rate; brand reputation; and the ability to earn and redeem loyalty program points through a global system. Our properties and brands compete with other hotels, resorts, motels and inns in their respective geographic markets or customer segments, including facilities owned by local interests, individuals, national and international chains, institutions, investment and pension funds and real estate investment trusts ("REITs"). We believe that our position as a multi-branded manager, franchisor and owner of hotels with an associated system-wide guest loyalty platform helps us succeed as one of the largest and most geographically diverse lodging companies in the world.

Our principal competitors include other branded and independent hotel operating companies, national and international hotel brands and ownership companies, including hotel REITs. While local and independent brand competitors vary, on a global scale, our primary competitors are firms such as Accor S.A., Carlson Rezidor Group, Choice Hotels International, Hongkong and Shanghai Hotels, Hyatt Hotels Corporation, Intercontinental Hotel Group, Marriott International and Wyndham Worldwide Corporation.

Seasonality

The hospitality industry is seasonal in nature. The periods during which our hotels and resorts experience higher revenues vary from property to property, depending principally upon their location and the customer-base served. We generally expect our revenues to be lower in the first quarter of each year than in each of the three subsequent quarters.

Cyclicality

The hospitality industry is cyclical, and demand generally follows, on a lagged basis, key macroeconomic indicators. There is a history of increases and decreases in the development and supply of and demand for hotel rooms, occupancy levels and room rates realized by owners of hotels through economic cycles. The combination of changes in economic conditions and in the supply of hotel rooms can result in significant volatility in results for owners and managers of hotel properties. The costs of running a hotel tend to be more fixed than variable. As a result of such fixed costs, in a negative economic environment, the rate of decline in earnings can be higher than the rate of decline in revenues.

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

Government Regulation

Our business is subject to various foreign and U.S. federal and state laws and regulations, including laws and regulations that govern the offer and sale of franchises, many of which impose substantive requirements on franchise contracts and require that certain materials be registered before franchises can be offered or sold in a particular jurisdiction.

In addition, a number of states regulate the activities of hospitality properties and restaurants, including safety and health standards, as well as the sale of liquor at such properties, by requiring licensing, registration, disclosure statements and compliance with specific standards of conduct. Operators of hospitality properties also are subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. Our franchisees are responsible for their own compliance with laws, including with respect to their employees, minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could reduce the revenue and profitability of our properties and could otherwise adversely affect our operations.

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

Finally, as an international owner, manager and franchisor of properties in 105 countries and territories, we also are subject to the local laws and regulations in each country in which we operate, including employment laws and practices, privacy laws and tax laws, which may provide for tax rates that exceed those of the U.S. and which may provide that our foreign earnings are subject to withholding requirements or other restrictions, unexpected changes in regulatory requirements or monetary policy and other potentially adverse tax consequences.

In addition, our business operations in countries outside the U.S. are subject to a number of laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act ("FCPA"), as well as trade sanctions administered by the Office of Foreign Assets Control ("OFAC"). The FCPA is intended to prohibit bribery of foreign officials and requires us to keep books and records that accurately and fairly reflect our transactions. OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. In addition, some of our operations may be subject to additional laws and regulations of non-U.S. jurisdictions, including the United Kingdom's ("U.K.") Bribery Act 2010, which contains significant prohibitions on bribery and other corrupt business activities, and other local anti-corruption laws in the countries and territories in which we conduct operations.

Environmental Matters

We are subject to certain requirements and potential liabilities under various foreign and U.S. federal, state and local environmental, health and safety laws and regulations and incur costs in complying with such requirements. These laws and regulations govern actions including air emissions, the use, storage and disposal of hazardous and toxic substances, and wastewater disposal. In addition to investigation and remediation liabilities that could arise under such laws, we may also face personal injury, property damage, fines or other claims by third parties concerning environmental compliance or contamination. We use and store hazardous and toxic substances, such as cleaning materials, pool chemicals, heating oil and fuel for back-up generators at some of our facilities, and we generate certain wastes in connection with our operations. Some of our properties include older buildings, and some may have, or may historically have had, dry-cleaning facilities and underground storage tanks for heating oil and back-up generators. We have from time to time been responsible for investigating and remediating contamination at some of our facilities, such as contamination that has been discovered when we have removed underground storage tanks, and we could be held responsible for any contamination resulting from the disposal of waste that we generate, including at locations where such waste has been sent for disposal. In some cases, we may be entitled to indemnification from the party that caused the contamination pursuant to our management or franchise contracts, but there can be no assurance that we would be able to recover all or any costs we incur in addressing such problems. From time to time, we may also be required to manage, abate, remove or contain mold, lead, asbestos-containing materials, radon gas or other hazardous conditions found in or on our properties. We have implemented an on-going operations and maintenance plan at each of our owned and managed properties that seeks to identify and remediate these conditions as appropriate. Although we have incurred, and expect that we will continue to incur, costs relating to the investigation, identification and remediation of hazardous materials known or discovered to exist at our properties, those costs have not had, and are not expected to have, a material adverse effect on our financial position, results of operations or cash flow.

Insurance

U.S. hotels that we manage are permitted to participate in certain of our insurance programs by mutual agreement with our hotel owners. If not participating in our programs, hotel owners must purchase insurance programs consistent with our requirements. U.S. franchised hotels are not permitted to participate in our insurance programs, but rather must purchase insurance programs consistent with our requirements. Foreign managed and franchised hotels are required to participate in certain of our insurance programs. In addition, our management and franchise contracts typically include provisions requiring the owner of the hotel property to indemnify us against losses arising from the design, development and operation of hotels owned by such third parties.

Most of our insurance policies are written with self-insured retentions or deductibles that are common in the insurance market for similar risks, and we believe such risks are prudent for us to assume. Our third-party insurance policies provide coverage for claim amounts that exceed our self-insurance retentions or deductible obligations. We maintain insurance coverage for general liability, property including business interruption, terrorism and other risks with respect to our business for all of our owned and leased hotels, and we maintain workers' compensation coverage for all of our team members. In addition, through our captive insurance subsidiary, we participate in a reinsurance arrangement that provides coverage for a certain portion of our deductibles. In general, our insurance provides coverage related to any claims or losses arising out of the design, development and operation of our hotels.

Corporate Responsibility

The success of our business is linked to the success of communities in which our hotels operate - from the local owners who partner with us to build hotels, to the local talent that operate the hotels, to the local economies and businesses our hotels support through sourcing products serving guests.

Travel with Purpose, our corporate responsibility strategy, is a holistic approach that leverages our global footprint and scale coupled with local insights and partnerships to address global and local challenges. Our strategy was developed by mapping social and environmental issues that are impacted by our business and will continue to be critical to our long-term success. We ranked the issues based on our influence and the relative importance to our business operations and stakeholder groups. We also engaged with both internal and external stakeholders to identify interests and concerns that should be taken into consideration as we continue to grow. We revisited our materiality results in 2015 and based on these results, we have identified the priority issue areas for our corporate responsibility efforts and forthcoming goals and targets. Creating shared value for hotel employees, guests, owners, communities and overall business is a strategic priority we strive to achieve by focusing on advancing three priority, material issue areas:

•
Creating opportunities - Youth Opportunity, Great Place to Work, Inclusive Economies: we have a passion and a responsibility to invest in current and future employees. We open doors that help individuals build meaningful job and life skills through the hospitality industry.

•
Strengthening communities - Skills-based Volunteering, Human Rights, Disaster Support: we encourage and enable our employees to deliver hospitality to our communities. We are committed to having a positive economic and social impact on the millions of communities and lives we touch.

•
Preserving environment - Climate Changes, Energy, Carbon, Water, Waste, Responsible Sourcing: as environmental stewards for the wellbeing of people and ecosystems in our communities, we protect the environment through efficient and responsible operations and sourcing. Hilton has achieved a company-wide certification to ISO 14001 (Environmental Management) and ISO 50001 (Energy Management) standards.

LightStay, our proprietary corporate responsibility performance measurement platform, is a global brand standard that allows us to manage the impact of our hotels on the environment and global community through the measurement, analysis and improvement of our use of natural resources, opportunities created and community service. This year, for the first time, Hilton was named to the Dow Jones Sustainability Index North America as an industry leader across economic, social and environmental criteria.

History

Hilton Worldwide Holdings Inc. was incorporated in Delaware in March 2010. In 1919, our founder Conrad Hilton purchased his first hotel in Cisco, Texas. Through our predecessors, we commenced corporate operations in 1946.

Employees

As of December 31, 2017, more than 163,000 people were employed at our managed, owned and leased properties and at our corporate locations.

As of December 31, 2017, approximately 31 percent of our employees globally (or 35 percent of our employees in the U.S.) were covered by various collective bargaining agreements generally addressing pay rates, working hours, other terms and conditions of employment, certain employee benefits and orderly settlement of labor disputes.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). Our SEC filings are available to the public over the internet at the SEC's website at http://www.sec.gov. Our SEC filings are also available on our website at newsroom.hilton.com as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any filed document at the SEC's public reference room in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about public reference rooms.

We maintain an internet site at newsroom.hilton.com. Our website and the information contained on or connected to that site are not incorporated into this Annual Report on Form 10-K.

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

Our business is subject to a number of business, financial and operating risks inherent to the hospitality industry, including:

•	significant competition from multiple hospitality providers in all parts of the world;

•	changes in operating costs, including employee compensation and benefits, energy, insurance and food;

•	increases in costs due to inflation or other factors that may not be fully offset by price and fee increases in our business;

•	changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•	the costs and administrative burdens associated with complying with applicable laws and regulations;

•	the costs or desirability of complying with local practices and customs;

•	significant increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

•	shortages of labor or labor disruptions;

•	the ability of third-party internet and other travel intermediaries to attract and retain customers;

•	the quality of services provided by franchisees;

•	the availability and cost of capital necessary for us and third-party hotel owners to fund investments, capital expenditures and service debt obligations;

•	delays in or cancellations of planned or future development or refurbishment projects;

•	the financial condition of third-party property owners, developers and joint venture partners;

•	relationships with third-party property owners, developers and joint venture partners, including the risk that owners may terminate our management, franchise or joint venture contracts;

•	cyclical over-building in the hotel industry;

•	changes in desirability of geographic regions of the hotels in our business, geographic concentration of our operations and customers and shortages of desirable locations for development;

•	changes in the supply and demand for hotel services, including rooms, food and beverage and other products and services; and

•	decreases in the frequency of business travel that may result from alternatives to in-person meetings, including virtual meetings hosted online or over private teleconferencing networks.

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

•	governmental action and uncertainty resulting from U.S. and global political trends and policies, including potential barriers to travel, trade and immigration;

•	war, political instability or civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•	decreased corporate or government travel-related budgets and spending, as well as cancellations, deferrals or renegotiations of group business such as industry conventions;

•	statements, actions, or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities;

•	the financial and general business condition of the airline, automotive and other transportation-related industries and its effect on travel, including decreased airline capacity and routes;

•
conditions that negatively shape public perception of travel, including travel-related accidents and outbreaks of pandemic or contagious diseases, such as Ebola, Zika, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu) and Middle East Respiratory Syndrome (MERS);

•	cyber-attacks;

•	climate change or availability of natural resources;

•
natural or man-made disasters, such as earthquakes, tsunamis, tornadoes, hurricanes (e.g., hurricanes Harvey, Irma and Maria in 2017), typhoons, floods, wildfires, volcanic eruptions, oil spills and nuclear incidents;

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

Competition for management and franchise contracts

We compete to enter into management and franchise contracts. Our ability to compete effectively is based primarily on the value and quality of our management services, brand name recognition and reputation, our ability and willingness to invest capital, availability of suitable properties in certain geographic areas, and the overall economic terms of our contracts and the economic advantages to the property owner of retaining our management services and using our brands. If the properties that we manage or franchise perform less successfully than those of our competitors, if we are unable to offer terms as favorable as those offered by our competitors, or if the availability of suitable properties is limited, our ability to compete effectively for new management or franchise contracts could be reduced.

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

Unless we maintain good relationships with third-party hotel owners and renew or enter into new management and franchise contracts, we may be unable to expand our presence and our business, financial condition and results of operations may suffer.

Our business depends on our ability to establish and maintain long-term, positive relationships with third-party property owners and our ability to enter into new and renew management and franchise contracts. Although our management and franchise contracts are typically long-term arrangements, hotel owners may be able to terminate the contracts under certain circumstances, including the failure to meet specified financial or performance criteria. Our ability to meet these financial and performance criteria is subject to, among other things, risks common to the overall hotel industry, including factors outside of our control. In addition, negative management and franchise pricing trends could adversely affect our ability to negotiate with hotel owners. If we fail to maintain and renew existing management and franchise contracts or enter into new contracts on favorable terms, we may be unable to expand our presence and our business, and our financial condition and results of operations may suffer.

Our business is subject to real estate investment risks for third-party owners that could adversely affect our operational results and our prospects for growth.

Growth of our business is affected, and may potentially be limited, by factors influencing real estate development generally, including site availability, financing, planning, zoning and other local approvals. In addition, market factors such as projected room occupancy, changes in growth in demand compared to projected supply, geographic area restrictions in management and franchise contracts, costs of construction and anticipated room rate structure, if not managed effectively by our third-party owners could adversely affect the growth of our management and franchise business.

If our third-party property owners are unable to repay or refinance loans secured by the mortgaged properties, or to obtain financing adequate to fund current operations or growth plans, our revenues, profits and capital resources could be reduced and our business could be harmed.

Many of our third-party property owners pledged their properties as collateral for mortgage loans entered into at the time of development, purchase or refinancing. If our third-party property owners are unable to repay or refinance maturing indebtedness on favorable terms or at all, their lenders could declare a default, accelerate the related debt and repossess the property. While we maintain certain contractual protections, repossession could result in the termination of our management or franchise contract or eliminate revenues and cash flows from the property. In addition, the owners of managed and franchised hotels depend on financing to buy, develop and improve hotels and in some cases, fund operations during down cycles. Our hotel owners’ inability to obtain adequate funding could materially adversely affect the maintenance and improvement plans of existing hotels, result in the delay or stoppage of the development of our existing pipeline and limit additional development to further expand our hotel portfolio.

If our third-party property owners fail to make investments necessary to maintain or improve their properties, guest preference for Hilton brands and reputation and performance results could suffer.

Substantially all of our management and franchise contracts, as well as our license agreement with HGV, require third-party property owners to comply with quality and reputation standards of our brands, which include requirements related to the physical condition, safety standards and appearance of the properties as well as the service levels provided by hotel employees. These standards may evolve with customer preference, or we may introduce new requirements over time. If our property owners fail to make investments necessary to maintain or improve the properties in accordance with our standards, guest preference for our brands could diminish. In addition, if third-party property owners fail to observe standards or meet their contractual requirements, we may elect to exercise our termination rights, which would eliminate revenues from these properties and cause us to incur expenses related to terminating these contracts. We may be unable to find suitable or offsetting replacements for any terminated relationships.

Contractual and other disagreements with third-party property owners could make us liable to them or result in litigation costs or other expenses.

Our management and franchise contracts require us and our hotel owners to comply with operational and performance conditions that are subject to interpretation and could result in disagreements. Any dispute with a property owner could be very expensive for us, even if the outcome is ultimately in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with any third party. Furthermore, specific to our industry, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties, which means that property owners may assert the right to terminate contracts even where the contracts do not expressly provide for termination. Our fees from any terminated property would be eliminated, and accordingly may negatively affect our results of operations.

Some of our existing development pipeline may not be developed into new hotels, which could materially adversely affect our growth prospects.

As of December 31, 2017, we had a total of 2,257 hotels in our development pipeline, which we define as hotels under construction or approved for development under one of our brands. The commitments of owners and developers with whom we have contracts are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, the owner's or developer's ability to obtain adequate financing and obtaining governmental or regulatory approvals. As a result, not every hotel in our development pipeline may develop into a new hotel that enters our system.

New hotel brands or non-hotel branded concepts that we launch in the future may not be as successful as we anticipate, which could have a material adverse effect on our business, financial condition or results of operations.

Since 2011, we have opened hotels under five new brands: Home2 Suites by Hilton; Curio - A Collection by Hilton; Canopy by Hilton; Tru by Hilton; and, most recently, Tapestry Collection by Hilton. We may continue to build our portfolio by launching new hotel and non-hotel brands in the future. In addition, the Hilton Garden Inn, DoubleTree by Hilton and Hampton by Hilton brands have been expanding into new jurisdictions outside the United States over the past several years. We may continue to expand existing brands into new international markets. New hotel products or concepts or brand expansions may not be accepted by hotel owners, franchisees or customers and we cannot guarantee the level of acceptance any new brand will have in the development and consumer marketplaces. If new branded hotel products, non-hotel branded concepts or brand expansions are not as successful as we anticipate, we may not recover the costs we incurred in their development or expansion, which could have a material adverse effect on our business, financial condition or results of operations.

The risks resulting from investments in owned and leased real estate could increase our costs, reduce our profits and limit our ability to respond to market conditions.

Our investments in owned and leased real property subject us to various risks that may not be applicable to managed or franchised properties, including:

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

•
the ongoing need for capital improvements and expenditures funded by us to maintain or upgrade properties and contractual requirements to deliver properties back to landlords in a particular state of repair and condition at the end of a lease term;

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

Certain of our properties may qualify as legally-permissible nonconforming uses and improvements. If a substantial portion of any such property were to be destroyed by fire or other casualty, we might not be permitted to rebuild that property as it now exists, regardless of the availability of insurance proceeds. Any loss of this nature, whether insured or not, could materially adversely affect our results of operations and prospects.

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

We depend heavily upon our information technology systems in the conduct of our business. We own and license or otherwise contract for sophisticated technology and systems for property management, procurement, reservations and the operation of the Hilton Honors guest loyalty program. Such systems are subject to, among other things, damage or interruption from power outages, computer and telecommunications failures, computer viruses and natural and man-made disasters. Although we have a cold disaster recovery site in a separate location to back up our core reservation, distribution and financial systems, substantially all of our data center operations are currently located in a single facility. Although we are migrating portions of our operations to cloud-based providers while simultaneously building and operating new applications and services with those cloud-based providers, any loss or damage to our primary facility could result in operational disruption and data loss as we transfer production operations to our disaster recovery site. Damage or interruption to our information systems may require a significant investment to update, remediate or replace with alternate systems, and we may suffer interruptions in our operations as a result. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our systems, including those that may result from our failure to adequately develop, implement and maintain a robust disaster recovery plan and backup systems could severely affect our ability to conduct normal business operations and, as a result, have a material adverse effect on our business operations and financial performance.

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

We are vulnerable to various risks and uncertainties associated with our websites and mobile applications, including changes in required technology interfaces, website and mobile application downtime and other technical failures, costs and issues as we upgrade our website software and mobile applications. Additional risks include computer malware, changes in applicable federal and state regulation, security breaches, legal claims related to our website operations and e-commerce fulfillment and other consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce website and mobile application sales and have a material adverse effect on our business or results of operations.

Cyber-attacks could have a disruptive effect on our business.

From time to time we and our third-party service providers experience cyber-attacks, attempted and actual breaches of our or their information technology systems and networks or similar events, which could result in a loss of sensitive business or customer information, systems interruption or the disruption of our operations. The techniques that are used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and are difficult to detect for long periods of time, and we are accordingly unable to anticipate and prevent all data security incidents. In November 2015, we announced that we had identified and taken action to eradicate unauthorized malware that targeted payment card information in some point-of-sale systems in our hotels and had determined that specific payment card information was targeted by this malware. We expect we will be subject to additional cyber-attacks in the future and may experience data breaches.

Even if we are fully compliant with legal standards and contractual or other requirements, we still may not be able to prevent security breaches involving sensitive data. The sophistication of efforts by hackers to gain unauthorized access to information systems has continued to increase in recent years. Breaches, thefts, losses or fraudulent uses of customer, employee or company data could cause consumers to lose confidence in the security of our websites, mobile applications, point of sale systems and other information technology systems and choose not to purchase from us. Such security breaches also could expose us to risks of data loss, business disruption, litigation and other costs or liabilities, any of which could adversely affect our business.

We are exposed to risks and costs associated with protecting the integrity and security of our guests’ personal data and other sensitive information.

We are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such information. For example, the European Union's General Data Protection Regulation ("GDPR"), which becomes effective in May 2018 and replaces the current data protection laws of each EU member state, requires companies to meet new and more stringent requirements regarding the handling of personal data, and failure to meet the GDPR requirements could result in penalties of up to 4 percent of worldwide revenue. We collect internal and customer data, including credit card numbers and other personally identifiable information for a variety of important business purposes, including managing our workforce, providing requested products and services and maintaining guest preferences to enhance customer service and for marketing and promotion purposes. We could be exposed to fines, penalties, restrictions, litigation, reputational harm or other expenses, or other adverse effects on our business, due to failure to protect our guests' personal data and other sensitive information or failure to maintain compliance with the various U.S. and foreign data collection and privacy laws or with credit card industry standards or other applicable data security standards.

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

The hospitality industry demands the use of sophisticated technology and systems for property management, brand assurance and compliance, procurement, reservation systems, operation of our guest loyalty programs, distribution of hotel resources to current and future customers and guest amenities. These technologies may require refinements and upgrades. The development and maintenance of these technologies may require significant investment by us. As various systems and technologies become outdated or new technology is required, we may not be able to replace or introduce them as quickly as needed or in a cost-effective and timely manner. We may not achieve the benefits we may have been anticipating from any new technology or system.

We may seek to expand through acquisitions of and investments in other businesses and properties, or through alliances, and we may also seek to divest some of our properties and other assets. These acquisition and disposition activities may be unsuccessful or divert management’s attention.

We may consider strategic and complementary acquisitions of and investments in other hotel or hospitality brands, businesses, properties or other assets. Furthermore, we may pursue these opportunities in alliance with existing or prospective owners of managed or franchised properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than us. Acquisitions or investments in brands, businesses, properties or assets as well as third-party alliances are subject to risks that could affect our business, including risks related to:

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

We rely on a variety of direct marketing techniques, including telemarketing, email and social media marketing and postal mailings, and we are subject to various laws and regulations in the U.S. and internationally that govern marketing and advertising practices. Any further restrictions in laws and court or agency interpretation of such laws, such as the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, CAN-SPAM Act of 2003, and various U.S. state laws, new laws, or international data protection laws, such as the EU GDPR, that govern these activities could adversely affect current or planned marketing activities and cause us to change our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could affect our ability to maintain relationships with our customers and acquire new customers. We also obtain access to names of potential customers from travel service providers or other companies and we market to some individuals on these lists directly or through other companies’ marketing materials. If access to these lists were prohibited or otherwise restricted, our ability to develop new customers and introduce them to products could be impaired.

The growth of internet reservation channels could adversely affect our business and profitability.

A significant percentage of hotel rooms for individual guests are booked through internet travel intermediaries, to whom we commit to pay various commissions and transaction fees for sales of our rooms through their systems. Search engines and peer-to-peer inventory sources also provide online travel services that compete with our business. If these bookings increase, certain hospitality intermediaries may be able to obtain higher commissions, reduced room rates or other significant concessions from us or our franchisees. These hospitality intermediaries also may reduce these bookings by de-ranking our hotels in search results on their platforms, and other online providers may divert business away from our hotels. Although our contracts with many hospitality intermediaries limit transaction fees for hotels, there can be no assurance that we will be able to renegotiate these contracts upon their expiration with terms as favorable as the provisions that existed before the expiration, replacement or renegotiation. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to the Hilton brands and systems. If this happens, our business and profitability may be significantly affected as shifting customer loyalties divert bookings away from our websites, which increases costs to hotels in our system. Internet travel intermediaries also have been subject to regulatory scrutiny, particularly in Europe. The outcome of this regulatory activity may affect our ability to compete for direct bookings through our own internet channels.

In addition, although internet travel intermediaries have traditionally competed to attract individual leisure consumers or "transient" business rather than "group" business for meetings and events, in recent years they have expanded their business to include marketing to group business and also to corporate transient business. If that growth continues, it could both divert group and corporate transient business away from our hotels and also increase our cost of sales for group and corporate transient business. Consolidation of internet travel intermediaries, or the entry of major internet companies into the internet travel bookings business, also could divert bookings away from our websites and increase our hotels' cost of sales.

Our reservation system is an important component of our business operations and a disruption to its functioning could have an adverse effect on our performance and results.

We manage a global reservation system that communicates reservations to our branded hotels when made by individuals directly, either online, by telephone to our call centers, through devices via our mobile application, or through intermediaries like travel agents, internet travel web sites and other distribution channels. The cost, speed, efficacy and efficiency of the reservation system are important aspects of our business and are important considerations of hotel owners in choosing to affiliate with our brands. Any failure to maintain or upgrade, and any other disruption to our reservation system may adversely affect our business.

The cessation, reduction or taxation of program benefits of our Hilton Honors loyalty program could adversely affect the Hilton brands and guest loyalty.

We manage the Hilton Honors guest loyalty program for the Hilton brands. Program members accumulate points based on eligible stays and hotel charges and redeem the points for a range of benefits including free rooms and other items of value. The program is an important aspect of our business and of the affiliation value for hotel owners under management and franchise contracts. System hotels (including, without limitation, third-party hotels under management and franchise arrangements) contribute a percentage of the loyalty member's charges to the program for each stay of a program member. In addition to the accumulation of points for future hotels stays at our brands, Hilton Honors arranges with third parties, such as airlines, other transportation services, online vendors, retailers and credit card companies, to sell Honors points for the use of their customers and/or to allow Honors members to use or exchange points for products or services. Currently, the program benefits are not taxed as income to members. If the program awards and benefits are materially altered, curtailed or taxed such that a material number of Hilton Honors members choose to no longer participate in the program, this could adversely affect our business.

Because we derive a portion of our revenues from operations outside the United States, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.

We currently manage, franchise, own or lease hotels and resorts in 105 countries and territories around the world. Our operations outside the United States represented approximately 23 percent, 28 percent and 31 percent of our revenues for the years ended December 31, 2017, 2016 and 2015, respectively. We expect that revenues from our international operations will continue to account for a material portion of our total revenues. As a result, we are subject to the risks of doing business outside the United States, including:

•	rapid changes in governmental, economic or political policy, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation;

•	increases in anti-American sentiment and the identification of the licensed brands as an American brand;

•	recessionary trends or economic instability in international markets;

•	changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which we operate;

•	the effect of disruptions caused by severe weather, natural disasters, outbreak of disease or other events that make travel to a particular region less attractive or more difficult;

•	the presence and acceptance of varying levels of business corruption in international markets and the effect of various anti-corruption and other laws;

•

•	the imposition of restrictions on currency conversion or the transfer of funds or limitations on our ability to repatriate non-U.S. earnings in a tax-efficient manner;

•
the ability to comply with or the effect of complying with complex and changing laws, regulations and policies of foreign governments that may affect investments or operations, including foreign ownership restrictions, import and export controls, tariffs, embargoes, increases in taxes paid and other changes in applicable tax laws;

•
instability or changes in a country's or region's economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts or any other change resulting from the U.K.'s June 2016 vote to leave the European Union (commonly known as "Brexit");

•	uncertainties as to local laws regarding, and enforcement of, contract and intellectual property rights;

•	forced nationalization of our properties by local, state or national governments; and

•	the difficulties involved in managing an organization doing business in many different countries.

These factors may adversely affect the revenues earned from and the market value of properties that we own or lease located in international markets. While these factors and the effect of these factors are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits or disrupt our business operations.

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

Under ITRSHRA, we are required to report if we or any of our "affiliates" knowingly engaged in certain specified activities during a period covered by one of our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q. We have engaged in, and may in the future engage in, activities that would require disclosure pursuant to Section 219 of ITRSHRA. In addition, because the SEC defines the term "affiliate" broadly, we may be deemed to be an affiliate of HNA or HNA's affiliates or Blackstone or Blackstone's affiliates. Other affiliates of HNA or Blackstone have in the past or may in the future be required to make disclosures pursuant to ITRSHRA. Disclosure of such activities, even if such activities are permissible under applicable law, and any sanctions imposed on us or our affiliates as a result of these activities could harm our reputation and brands and have a negative effect on our results of operations.

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

A significant number of our employees (approximately 31 percent) and employees of our hotel owners are covered by collective bargaining agreements and similar agreements. If relationships with our employees or employees of our hotel owners or the unions that represent them become adverse, the properties we manage, franchise, own or lease could experience labor disruptions such as strikes, lockouts, boycotts and public demonstrations. A number of our collective bargaining agreements, representing approximately 15 percent of our organized employees, have expired and are in the process of being renegotiated, and we may be required to negotiate additional collective bargaining agreements in the future if more employees become unionized. Labor disputes, which may be more likely when collective bargaining agreements are being negotiated, could harm our relationship with our employees or employees of our hotel owners, result in increased regulatory inquiries and enforcement by governmental authorities and deter guests. Further, adverse publicity related to a labor dispute could harm our reputation and reduce customer demand for our services. Labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs and limitations on our ability or the ability of our third-party property owners to take cost saving measures during economic downturns. We do not have the ability to control the negotiations of collective bargaining agreements covering unionized labor employed by many third-party property owners. Increased unionization of our workforce, new labor legislation or changes in regulations could disrupt our operations, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies.

Labor shortages could restrict our ability to operate our properties or grow our business or result in increased labor costs that could adversely affect our results of operations.

Our success depends in large part on our ability to attract, retain, train, manage and engage employees. We employ or manage more than 163,000 individuals at our managed, owned and leased hotels and corporate offices around the world. If we are unable to attract, retain, train, manage and engage skilled individuals, our ability to staff and manage the hotels that we manage, own and lease could be impaired, which could reduce customer satisfaction. In addition, the inability of our franchisees to attract, retain, train, manage and engage skilled employees for the franchised hotels could adversely affect the reputation of our brands. Staffing shortages in various parts of the world also could hinder our ability to grow and expand our businesses. Because payroll costs are a major component of the operating expenses at our hotels and our franchised hotels, a shortage of skilled labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations. Additionally, increase in minimum wage rates could increase costs and reduce profits for us and our franchisees.

Any failure to protect our trademarks and other intellectual property could reduce the value of the Hilton brands and harm our business.

The recognition and reputation of our brands are important to our success. We have nearly 5,900 trademark registrations in jurisdictions around the world for use in connection with our services, plus at any given time, a number of pending applications for trademarks and other intellectual property. However, those trademark or other intellectual property registrations may not be granted or the steps we take to use, control or protect our trademarks or other intellectual property in the U.S. and other jurisdictions may not always be adequate to prevent third parties from copying or using the trademarks or other intellectual property without authorization. We may also fail to obtain and maintain trademark protection for all of our brands in all jurisdictions. For example, in certain jurisdictions, third parties have registered or otherwise have the right to use certain trademarks that are the same as or similar to our trademarks, which could prevent us from registering trademarks and opening hotels in that jurisdiction. Third parties may also challenge our rights to certain trademarks or oppose our trademark applications. Defending against any such proceedings may be costly, and if unsuccessful, could result in the loss of important intellectual property rights. Obtaining and maintaining trademark protection for multiple brands in multiple jurisdictions is also expensive, and we may therefore elect not to apply for or to maintain certain trademarks.

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

Third parties may make claims against us for infringing their patent, trademark, copyright or other intellectual property rights or for misappropriating their trade secrets. We have been and are currently party to a number of such claims and may receive additional claims in the future. Any such claims, even those without merit, could:

•	be expensive and time consuming to defend, and result in significant damages;

•	force us to stop using the intellectual property that is being challenged or to stop providing products or services that use the challenged intellectual property;

•	force us to redesign or rebrand our products or services;

•	require us to enter into royalty, licensing, co-existence or other contracts to obtain the right to use a third party’s intellectual property;

•	limit our ability to develop new intellectual property; and

•	limit the use or the scope of our intellectual property or other rights.

In addition, we may be required to indemnify third-party owners of the hotels that we manage for any losses they incur as a result of any infringement claims against them. All necessary royalty, licensing or other contracts may not be available to us on acceptable terms. Any adverse results associated with third-party intellectual property claims could negatively affect our business.

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

We operate in certain areas where the risk of natural disaster or other catastrophic losses exists, and the occasional incidence of such an event could cause substantial damage to us, our owners or the surrounding area. We carry, and/or we require our owners to carry, insurance from solvent insurance carriers that we believe is adequate for foreseeable first- and third-party losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we and our owners can obtain or may otherwise restrict our or our owners’ ability to buy insurance coverage at reasonable rates such as those natural disasters that occurred in 2017. We anticipate increased costs of property insurance across the portfolio in 2018 due to the significant losses that insurers suffered globally in 2017. In the event of a substantial loss, the insurance coverage that we and/or our owners carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property. Because certain types of losses are uncertain, they may be uninsurable or prohibitively expensive. In addition, there are other risks that may fall outside the general coverage terms and limits of our policies.

In some cases, these factors could result in certain losses being completely uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenues, profits, management fees or franchise fees from the property.

Terrorism insurance may not be available at commercially reasonable rates or at all.

Following the September 11, 2001 terrorist attacks in New York City and the Washington, D.C. area, Congress passed the Terrorism Risk Insurance Act of 2002, which established the Terrorism Risk Insurance Program (the "Program") to provide insurance capacity for terrorist acts. The Program expired at the end of 2014 but was reauthorized, with some adjustments to its provisions, in January 2015 for six years through December 31, 2020. We carry, and we require our owners and our franchisees to carry, insurance from solvent insurance carriers to respond to both first-party and third-party liability losses related to terrorism. We purchase our first-party property damage and business interruption insurance from a stand-alone market in place of and to supplement insurance from government run pools. If the Program is not extended or renewed upon its expiration in 2020, or if there are changes to the Program that would negatively affect insurance carriers, premiums for terrorism insurance coverage will likely increase and/or the terms of such insurance may be materially amended to increase stated exclusions or to otherwise effectively decrease the scope of coverage available, perhaps to the point where it is effectively unavailable.

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

We are subject to ongoing and periodic tax audits and disputes in U.S. federal and various state, local and foreign jurisdictions. In particular, our consolidated U.S. federal income tax returns for the fiscal years ended December 31, 2005 through December 31, 2013 are under audit by the Internal Revenue Service ("IRS"), and the IRS has proposed adjustments to increase our taxable income based on several assertions involving intercompany loans, our Hilton Honors guest loyalty program and our foreign-currency denominated loans issued by one of our subsidiaries. In total, the proposed adjustments sought by the IRS would result in U.S. federal tax owed of approximately $874 million, excluding interest and penalties and potential state income taxes. We disagree with the IRS’s position on each of the assertions and intend to vigorously contest them. See Note 14: "Income Taxes" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely affecting our financial condition or results of operations.

Changes to accounting rules or regulations may adversely affect our reported financial condition and results of operations.

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may require retrospective application and affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations may adversely affect our reported financial condition and results of operations. See Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of accounting standards issued but not yet adopted.

Changes to estimates or projections used to assess the fair value of our assets, or operating results that are lower than our current estimates at certain locations, may cause us to incur impairment losses that could adversely affect our results of operations.

Our total assets include goodwill, intangible assets with indefinite lives, other intangible assets with finite useful lives and substantial amounts of long-lived assets, principally property and equipment, including hotel properties. We evaluate our goodwill and intangible assets with indefinite lives for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value is below the carrying value. We evaluate our intangible assets with finite useful lives and long-lived assets for impairment when circumstances indicate that the carrying amount may not be recoverable. Our evaluation of impairment requires us to make certain estimates and assumptions including projections of future results. After performing our evaluation for impairment, including an analysis to determine the recoverability of long-lived assets, we will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its estimated fair value. If the estimates or assumptions used in our evaluation of impairment change, we may be required to record additional impairment losses on certain of these assets. If these impairment losses are significant, our results of operations would be adversely affected.

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

We are subject to the Americans with Disabilities Act ("ADA") and similar legislation in certain jurisdictions outside of the U.S. Under the ADA all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. These regulations apply to accommodations first occupied after January 26, 1993; public accommodations built before January 26, 1993 are required to remove architectural barriers to disabled access where such removal is "readily achievable." The regulations also mandate certain operational requirements that hotel operators must observe. The failure of a property to comply with the ADA could result in injunctive relief, fines, an award of damages to private litigants or mandated capital expenditures to remedy such noncompliance. Any imposition of injunctive relief, fines, damage awards or capital expenditures could adversely affect the ability of an owner or franchisee to make payments under the applicable management or franchise contract and negatively affect the reputation of our brands. In November 2010, we entered into a settlement with the U.S. Department of Justice related to compliance with the ADA. Our obligations under this settlement expired in March 2015 except that certain managed and franchised hotels that were required to conduct surveys of their facilities remain under an obligation to remove architectural barriers at their facilities through March 15, 2022 and we have an obligation to have an independent consultant to monitor those barrier removal efforts during this period. If we fail to comply with the requirements of the ADA, we could be subject to fines, penalties, injunctive action, reputational harm and other business effects that could materially and negatively affect our performance and results of operations.

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

Risks Related to Our Spin-offs

We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-offs.

Although we believe that separating our ownership business and our timeshare business by means of the spin-offs has provided financial, operational, managerial and other benefits to us and our stockholders, the spin-offs may not provide results on the scope or scale we anticipate, and we may not realize any or all of the intended benefits. For example, if the statutory and regulatory requirements relating to REITs are not met by Park, the benefits of spinning off the ownership business may be reduced or may be unavailable to us, our stockholders and stockholders of Park. If we do not realize the intended benefits of the spin-offs, we or the businesses that were spun off could suffer a material adverse effect on our or their business, financial condition, results of operations and cash flows.

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

We have a significant amount of indebtedness. As of December 31, 2017, our total indebtedness, excluding unamortized deferred financing costs and discounts, was approximately $6.7 billion, and our contractual debt maturities of our long-term debt for the years ending December 31, 2018, 2019 and 2020, respectively, were $54 million, $55 million and $57 million. Our substantial debt and other contractual obligations could have important consequences, including:

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

In addition, if, on the last day of any period of four consecutive quarters, the aggregate principal amount of revolving credit loans, swing line loans and/or letters of credit (excluding up to $50 million of letters of credit and certain other letters of credit that have been cash collateralized or back-stopped) that are issued and/or outstanding is greater than 30 percent of the revolving credit facility, the credit agreement will require us to maintain a consolidated first lien net leverage ratio not to exceed 7.0 to 1.0.

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

HNA, which purchased 25 percent of our common stock from Blackstone in March 2017, beneficially owned approximately 26.0 percent of our common stock as of December 31, 2017 as a result of our share repurchases lowering our total number of shares outstanding. Blackstone and its affiliates beneficially owned approximately 5.4 percent of our common stock as of December 31, 2017. Moreover, under our by-laws and each stockholders’ agreement with HNA and Blackstone, for so long as HNA or Blackstone, as applicable, retains specified levels of ownership of us, we have agreed to nominate to our board individuals designated by them. Thus, for so long as HNA and Blackstone continue to own specified percentages of our stock, each will be able to influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, during that period of time, each of HNA and Blackstone may have influence with respect to our management, business plans and policies, including the appointment and removal of our officers. For example, for so long as HNA or Blackstone continues to own a significant percentage of our stock, HNA or Blackstone may be able to influence whether or not a change of control of our company or a change in the composition of our board of directors occurs. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

Each of HNA and Blackstone and its respective affiliates engage in a broad spectrum of activities, including investments in the hospitality industry. In the ordinary course of their business activities, each of HNA and Blackstone and their respective affiliates may engage in activities where their interests conflict with ours or those of our stockholders. For example, HNA acquired Carlson Hotels in December 2016 and owns an interest in NH Hotel Group. Blackstone owns interests in La Quinta Holdings Inc. and certain other investments in the hospitality industry and may pursue ventures that compete directly or indirectly with us. In addition, affiliates of HNA and Blackstone directly and indirectly own hotels that we manage or franchise, and they may in the future enter into other transactions with us, including hotel development projects, that could result in their having interests that could conflict with ours. Our amended and restated certificate of incorporation provides that none of Blackstone, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Under our stockholders agreement with HNA, we agreed to renounce any interest or expectancy, or right to be offered an opportunity to participate in, any business opportunity or corporate opportunity presented to HNA or its affiliates. HNA or Blackstone also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may be unavailable to us. In addition, HNA or Blackstone may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their respective investments, even though such transactions might involve risks to you.

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

Blackstone owned approximately 5.4 percent and HNA owned approximately 26.0 percent of our outstanding common stock as of December 31, 2017. Pursuant to registration rights agreements, Blackstone and certain management stockholders have, and HNA will have, the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of our common stock held by them. These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our stock could decline if the holders of restricted shares sell them or are perceived by the market as intending to sell them. HNA is subject to specified transfer restrictions pursuant to the terms of a stockholders agreement with us. Those restrictions are subject to specified exceptions, including in connection with margin loan arrangements and any proposed transfers that a majority of the disinterested members of our board of directors may approve. Each of HNA and Blackstone has pledged substantially all of the shares of our common stock held by it pursuant to margin loan arrangements and any foreclosure upon those shares could result in sales of a substantial number of shares of our common stock in the public market. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our common stock.

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and amended and restated by-laws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our board of directors. Among other things:

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

•	these provisions prohibit stockholder action by written consent unless such action is recommended by all directors then in office;

•
these provisions provide that our board of directors is expressly authorized to make, alter or repeal our bylaws and that our stockholders may only amend our by-laws with the approval of 80 percent or more of all the outstanding shares of our capital stock entitled to vote; and

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Hotel Properties

Owned or Controlled Hotels

As of December 31, 2017, we owned 100 percent or a controlling interest in the following four properties, representing 929 rooms.

Property	Location	Rooms
Hilton Hotels & Resorts
Hilton Paris Orly Airport	Paris, France	340
Hilton Nairobi(1)	Nairobi, Kenya	287
Hilton Odawara Resort & Spa	Odawara City, Japan	173
Hilton Belfast Templepatrick Golf & Country Club	Templepatrick, United Kingdom	129
____________

(1)	We own a controlling interest, but less than a 100 percent interest, in the entity that owns this property.

Joint Venture Hotels

As of December 31, 2017, we had a minority or noncontrolling financial interest in and operated the following six properties, representing 2,457 rooms. We have a right of first refusal to purchase additional equity interests in certain of these joint ventures. We manage each of the hotels for the entity owning or leasing the hotel.

Property	Location	Ownership	Rooms
Waldorf Astoria Hotels & Resorts
Waldorf Astoria Chicago	Chicago, IL, USA	12%	215
Conrad Hotels & Resorts
Conrad Cairo	Cairo, Egypt	10%	614
Hilton Hotels & Resorts
Hilton Tokyo Bay	Urayasu-shi, Japan	24%	828
Hilton Nagoya	Nagoya, Japan	24%	460
Hilton Mauritius Resort & Spa	Flic-en-Flac, Mauritius	20%	193
Hilton Imperial Dubrovnik	Dubrovnik, Croatia	18%	147

Leased Hotels

As of December 31, 2017, we leased the following 63 hotels, representing 18,820 rooms.

Property	Location	Rooms
Waldorf Astoria Hotels & Resorts
Rome Cavalieri, Waldorf Astoria Hotels & Resorts	Rome, Italy	370
Waldorf Astoria Amsterdam	Amsterdam, Netherlands	93
Conrad Hotels & Resorts
Conrad Osaka	Osaka, Japan	164
Hilton Hotels & Resorts
Hilton Tokyo(1)	(Shinjuku-ku) Tokyo, Japan	821
Ramses Hilton	Cairo, Egypt	817
Hilton London Kensington	London, United Kingdom	601
Hilton Vienna	Vienna, Austria	579
Hilton Tel Aviv	Tel Aviv, Israel	560
Hilton Osaka(1)	Osaka, Japan	527
Hilton Istanbul Bosphorus	Istanbul, Turkey	500
Hilton Munich Park	Munich, Germany	484
Hilton Munich City	Munich, Germany	480
London Hilton on Park Lane	London, United Kingdom	453
Hilton Diagonal Mar Barcelona	Barcelona, Spain	433
Hilton Mainz	Mainz, Germany	431
Hilton Trinidad & Conference Centre	Port of Spain, Trinidad	405

Property	Location	Rooms
Hilton London Heathrow Airport	London, United Kingdom	398
Hilton Izmir	Izmir, Turkey	380
Hilton Addis Ababa	Addis Ababa, Ethiopia	372
Hilton Vienna Danube Waterfront	Vienna, Austria	367
Hilton Frankfurt	Frankfurt, Germany	342
Hilton Brighton Metropole	Brighton, United Kingdom	340
Hilton Sandton	Sandton, South Africa	329
Hilton Milan	Milan, Italy	320
Hilton Brisbane	Brisbane, Australia	319
Hilton Glasgow	Glasgow, United Kingdom	319
Ankara Hilton	Ankara, Turkey	309
The Waldorf Hilton, London	London, United Kingdom	298
Hilton Cologne	Cologne, Germany	296
Adana Hilton	Adana, Turkey	295
Hilton Stockholm Slussen	Stockholm, Sweden	289
Hilton Madrid Airport	Madrid, Spain	284
Parmelia Hilton Perth	Parmelia Perth, Australia	284
Hilton London Canary Wharf	London, United Kingdom	282
Hilton Amsterdam	Amsterdam, Netherlands	271
Hilton Newcastle Gateshead	Newcastle Upon Tyne, United Kingdom	254
Hilton Vienna Plaza	Vienna, Austria	254
Hilton Bonn	Bonn, Germany	252
Hilton London Tower Bridge	London, United Kingdom	248
Hilton Manchester Airport	Manchester, United Kingdom	230
Hilton Bracknell	Bracknell, United Kingdom	215
Hilton Antwerp Old Town	Antwerp, Belgium	210
Hilton Reading	Reading, United Kingdom	210
Hilton Leeds City	Leeds, United Kingdom	208
Hilton Watford	Watford, United Kingdom	200
Mersin Hilton	Mersin, Turkey	186
Hilton Warwick/Stratford-upon-Avon	Warwick, United Kingdom	181
Hilton Leicester	Leicester, United Kingdom	179
Hilton Innsbruck	Innsbruck, Austria	176
Hilton Nottingham	Nottingham, United Kingdom	176
Hilton St. Anne’s Manor, Bracknell	Wokingham, United Kingdom	170
Hilton London Croydon	Croydon, United Kingdom	168
Hilton Cobham	Cobham, United Kingdom	158
Hilton Paris La Defense	Paris, France	153
Hilton East Midlands Airport	Derby, United Kingdom	152
Hilton Maidstone	Maidstone, United Kingdom	146
Hilton Avisford Park, Arundel	Arundel, United Kingdom	140
Hilton Northampton	Northampton, United Kingdom	139
Hilton London Hyde Park	London, United Kingdom	136
Hilton York	York, United Kingdom	131
Hilton Mainz City	Mainz, Germany	127
Hilton Puckrup Hall, Tewkesbury	Tewkesbury, United Kingdom	112
Hilton Glasgow Grosvenor	Glasgow, United Kingdom	97
____________

(1)	We own a majority or controlling financial interest, but less than a 100 percent interest, in entities that lease these properties.

Corporate Headquarters and Regional Offices

Our corporate headquarters are located at 7930 Jones Branch Drive, McLean, Virginia 22102. These offices consist of approximately 223,000 rentable square feet of leased space. The lease for this property expires on December 31, 2023, with options to renew and increase the rentable square footage. We also have corporate offices in Watford, England (Europe), Dubai, United Arab Emirates (Middle East and Africa), Singapore (Asia Pacific), Tokyo (Japan) and Shanghai (China). Additionally, to support our operations, we have our Hilton Honors and other commercial services office in Addison, Texas. Other non-

operating real estate holdings include centralized operations centers located in Memphis, Tennessee and Glasgow, U.K., and our Hilton Reservations and Customer Care offices in Carrollton, Texas and Tampa, Florida.

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

Market Information and Dividends

Our common stock began trading publicly on the NYSE under the symbol "HLT" on December 12, 2013. As of December 31, 2017, there were approximately 35 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions. On January 3, 2017, we completed a 1-for-3 reverse stock split of our outstanding common stock.

We currently pay regular quarterly cash dividends and expect to continue paying regular dividends on a quarterly basis. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries. The following table presents the high and low sales prices for our common stock as reported by the NYSE and the cash dividends we declared for the last two fiscal years:

			Dividends
	Stock Price		Declared per
	High	Low	Share
Fiscal Year Ended December 31, 2017:
First Quarter	$60.49	$55.00	$0.15
Second Quarter	67.79	55.91	0.15
Third Quarter	69.74	60.54	0.15
Fourth Quarter	80.94	68.60	0.15

Fiscal Year Ended December 31, 2016:
First Quarter	$68.67	$48.48	$0.21
Second Quarter	70.80	60.75	0.21
Third Quarter	73.29	66.51	0.21
Fourth Quarter	83.85	65.40	0.21

Performance Graph

The following graph compares the cumulative total stockholder return since December 12, 2013 with the S&P 500 Index ("S&P 500") and the S&P Hotels, Resorts & Cruise Lines Index ("S&P Hotel"). The graph assumes that the value of the investment in our common stock and each index was $100 on December 12, 2013 and that all dividends and other distributions, including the effect of the spin-offs, were reinvested. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	12/12/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Hilton	$100.00	$103.49	$121.35	$99.53	$129.97	$187.58
S&P 500	100.00	104.10	115.96	115.12	126.10	150.58
S&P Hotel	100.00	109.17	132.84	135.47	142.45	208.58

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended December 31, 2017:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(3) (in millions)
October 1, 2017 to October 31, 2017	986,175	$69.11	986,175	$307
November 1, 2017 to November 30, 2017	1,068,841	74.59	1,068,841	1,227
December 1, 2017 to December 31, 2017	1,499,608	78.38	1,499,608	1,109
Total	3,554,624	74.67	3,554,624
____________

(1)
The total number of shares purchased also includes 75,710 shares of common stock acquired during the three months ended December 31, 2017 for a total cost of approximately $6 million that were not part of any publicly announced share repurchase program. These shares were retained to cover withholding taxes incurred in connection with the vesting of restricted stock awards granted under our incentive compensation plans.

(2)	This price includes per share commissions paid for all share repurchases made under the Company's share repurchase program.

(3)
In February 2017, our board of directors authorized a stock repurchase program of up to $1.0 billion of the Company's common stock and, in November 2017, an additional $1.0 billion was authorized. Under this publicly announced repurchase program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.     Selected Financial Data

We derived the selected statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. All periods presented have been restated to reflect the combined results of operations and financial position of Park and HGV as discontinued operations as a result of the spin-offs of these businesses in January 2017. The selected statement of operations data for the year ended December 31, 2014 and the selected balance sheet data as of December 31, 2015 were derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The selected statement of operations data for the year ended December 31, 2013 and the selected balance sheet data as of December 31, 2014 and 2013 were derived from unaudited consolidated financial statements, adjusted to reflect the spin-offs, that are not included in this Annual Report on Form 10-K.

The selected financial data below should be read together with the consolidated financial statements including the related notes thereto and "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results expected for any future period.

	As of and for the year ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except per share data)
Selected Statement of Operations Data:
Total revenues	$9,140	$7,382	$7,133	$6,688	$6,210
Operating income	1,372	952	900	703	298
Income (loss) from continuing operations, net of taxes	1,264	(8)	881	179	(2)

Net income (loss) from continuing operations per share(1)
Basic	$3.88	$(0.05)	$2.67	$0.53	$(0.14)
Diluted	3.85	(0.05)	2.66	0.53	(0.14)

Cash dividends declared per share(1)	$0.60	$0.84	$0.42	$—	$—

Selected Balance Sheet Data:
Total assets	$14,308	$26,211	$25,622	$26,001	$26,410
Long-term debt(2)	6,602	6,616	5,894	6,696	7,723
___________

(1)
Weighted average shares outstanding used in the computation of basic and diluted net income (loss) from continuing operations per share and cash dividends declared per share for periods prior to January 3, 2017 was adjusted to reflect the Reverse Stock Split. See Note 1: "Organization" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

(2)	Includes current maturities and is net of unamortized deferred financing costs and discount. Also includes capital lease obligations and debt of VIEs.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

Our Business

Hilton is one of the largest and fastest growing hospitality companies in the world, with 5,284 properties comprising 856,115 rooms in 105 countries and territories as of December 31, 2017. Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton; our full service hotel brands, Hilton Hotels & Resorts, Curio - A Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton and Embassy Suites by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. As of December 31, 2017, we had approximately 71 million members in our award-winning guest loyalty program, Hilton Honors, a 20 percent increase from December 31, 2016.

Recent Events

On January 3, 2017, we completed the spin-offs of Park and HGV. The historical financial results of Park and HGV are reflected in our consolidated financial statements as discontinued operations. See Note 3: "Discontinued Operations" in our consolidated financial statements for additional information.

On January 3, 2017, we completed a 1-for-3 reverse stock split of Hilton's outstanding common stock. See Note 1: "Organization" in our consolidated financial statements for additional information.

Segments and Regions

Management analyzes our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments that are based on similar products or services: (i) management and franchise; and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our brands. This segment generates its revenue from: (i) management and franchise fees charged to third-party hotel owners; (ii) license fees for the exclusive right to use certain Hilton marks and intellectual property; and (iii) affiliate fees charged to owned and leased hotels. As a manager of hotels, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services. The ownership segment primarily derives earnings from providing hotel room rentals, food and beverage sales and other services at our owned and leased hotels.

Geographically, management conducts business through three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S. is included in the Americas, it represented 74 percent of our system-wide hotel rooms as of December 31, 2017; therefore, the U.S. is often analyzed separately and apart from the Americas geographic region overall and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific island nations.

System Growth and Pipeline

Our strategic objectives include the continued expansion of our global footprint and fee-based business. As we enter into new management and franchise contracts, we expand our business with minimal or no capital investment by us as the manager or franchisor, since the capital required to build and maintain hotels is typically provided by the third-party owner of the hotel with whom we contract to provide management or franchise services. Additionally, prior to approving the addition of new properties to our management and franchise development pipeline, we evaluate the economic viability of the property based on its geographic location, the credit quality of the third-party owner and other factors. By increasing the number of management and franchise contracts with third-party owners, we expect to increase overall return on invested capital and cash available for return to stockholders.

As of December 31, 2017, we had a total of 2,257 hotels in our development pipeline, representing approximately 345,000 rooms under construction or approved for development throughout 107 countries and territories, including 39 countries and territories where we do not currently have any open hotels. All of the rooms in the pipeline are within our management and franchise segment. Over 182,000 of the rooms in the pipeline, or more than half, were located outside the U.S. Additionally, over 174,000 rooms in the pipeline, or more than half, were under construction. We do not consider any individual development project to be material to us.

Principal Components and Factors Affecting our Results of Operations

Revenues

Principal Components

We primarily derive our revenues from the following sources:

•
Franchise fees. Represents fees received in connection with the licensing of our brands. Under our franchise contracts, franchisees typically pay us franchise fees that include: (i) application, initiation and other fees for when new hotels enter the system, when there is a change of ownership or a contract is extended; and (ii) monthly royalty fees, generally calculated as a percentage of gross room revenue, and, for our full service brands, a percentage of gross food and beverage revenues and other revenues, as applicable. We also earn license fees from a license agreement with HGV and co-brand credit card arrangements for the use of certain Hilton marks and intellectual property.

•
Base and incentive management fees. Represents fees received in connection with the management of hotels. Terms of our management contracts vary, but our fees generally consist of a base fee, which is typically a percentage of the hotel's gross revenue and, in some cases, an incentive fee, which is based on hotel operating profits and may be subject to a stated return threshold to the owner, normally measured over a one-calendar year period. Outside of the U.S., our fees are often more dependent on hotel profitability measures, either through a single management fee structure where the entire fee is based on a profitability measure, or because our two-tier fee structure is more heavily weighted toward the incentive fee than the base fee.

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

•
Other revenues. Represents revenue generated by the incidental support of hotel operations for owned, leased, managed and franchised properties, including our supply management business, and other operating income.

•
Other revenues from managed and franchised properties. These revenues represent contractual reimbursements to us by property owners for the payroll and related costs of properties that we manage where the property employees are legally our responsibility, as well as certain other operating costs of the managed and franchised properties' operations. We have no legal responsibility for employees at franchised properties. Hotel franchisees and property owners of hotels we manage also pay a monthly fee based on a percentage of the hotel's gross room revenue, or other usage fees, which covers the costs of advertising and marketing programs; the costs of internet, technology and reservation systems; and quality assurance program expenses. The corresponding expenses incurred by us are presented as other expenses from managed and franchised properties in our consolidated statements of operations, resulting in no effect on operating income (loss) or net income (loss).

Factors Affecting our Revenues

The following factors affect the revenues we derive from our operations:

•
Consumer demand and global economic conditions. Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and adverse political conditions can lower the amount of management and franchise fee revenues we are able to generate from our managed and franchised properties and the revenues and profitability of our owned and leased operations. Further, competition for hotel guests and the supply of hotel services affect our ability to sustain or increase rates charged to customers at our hotels. Also, declines in hotel profitability during an economic downturn directly affect the incentive portion of our management fees, which is based on hotel profit measures. As a result, changes in consumer demand and general business cycles have historically subjected and could in the future subject our revenues to significant volatility.

•
Contracts with third-party owners and franchisees and relationships with developers. We depend on our long-term management and franchise contracts with third-party owners and franchisees for a significant portion of our management and franchise fee revenues. The success and sustainability of our management and franchise business depends on our ability to perform under our management and franchise contracts and maintain good relationships with third-party owners and franchisees. Our relationships with these third parties also generate new relationships with developers and opportunities for property development that can support our growth. Growth and maintenance of our hotel system and earning fees relating to hotels in the pipeline are dependent on the ability of developers and owners to access capital for the development, maintenance and renovation of properties. We believe that we have good relationships with our third-party owners, franchisees and developers and are committed to the continued growth and development of these relationships. These relationships exist with a diverse group of owners, franchisees and developers and are not significantly concentrated with any particular third party.

Expenses

Principal Components

We primarily incur the following expenses:

•
Owned and leased hotels. Reflects the operating expenses of our consolidated owned and leased hotels, including room expense, food and beverage costs, other support costs and property expenses. Room expense includes compensation costs for housekeeping, laundry and front desk staff, as well as supply costs for guest room amenities and laundry. Food and beverage costs include costs for wait and kitchen staff and food and beverage products. Other support expenses consist of costs associated with property-level management, utilities, sales and marketing, operating hotel spas, telephones, parking and other guest recreation, entertainment and services. Property expenses include property taxes, repairs and maintenance, rent and insurance.

•
Depreciation and amortization. These are non-cash expenses that primarily consist of amortization of our management and franchise intangibles and capitalized software, as well as depreciation of fixed assets, such as buildings and furniture and equipment that are used in corporate operations or at our consolidated owned and leased hotels.

•
General and administrative. Consists primarily of compensation expense for our corporate staff and personnel supporting our business segments (including divisional offices that support our management and franchise segment), professional fees (including consulting, audit and legal fees), travel and entertainment expenses, bad debt expenses for uncollected management, franchise and other fees, contractual performance obligations and administrative and related expenses.

•	Other expenses. Consists of expenses incurred by our supply management and other ancillary businesses, along with other operating expenses of the business.

•
Other expenses from managed and franchised properties. These expenses represent certain costs and expenses that are contractually reimbursed to us by property owners for payroll and related costs for properties that we manage where the property employees are legally our responsibility, or paid from fees collected in advance from properties for certain other operating costs of the managed and franchised properties' operations, marketing expenses and other expenses associated with our brands and shared services. We have no legal responsibility for employees at franchised properties. The corresponding revenues are presented as other revenues from managed and franchised properties in our consolidated statements of operations, resulting in no effect on operating income (loss) or net income (loss).

Factors Affecting our Costs and Expenses

The following are principal factors that affect the costs and expenses we incur in the course of our operations:

•
Fixed expenses. Many of the expenses associated with owning and leasing hotels are relatively fixed. These expenses include personnel costs, rent, property taxes, insurance and utilities. If we are unable to decrease these costs significantly or rapidly when demand for our hotels and other properties decreases, the resulting decline in our revenues can have an adverse effect on our net cash flow, margins and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results of our ownership segment more significantly than the results of our management and franchise segment due to the high fixed costs associated with operating an owned or leased hotel. The effectiveness of any cost-cutting efforts is limited by the amount of fixed costs inherent in our business. As a result, we may not be able to fully offset revenue reductions through cost cutting. Employees at some of our owned and leased hotels are parties to collective bargaining agreements that may also limit our ability to make timely staffing or labor changes in response to declining revenues. In addition, any efforts to reduce costs, or to defer or cancel capital improvements, could adversely affect the economic value of our hotels and brands. We have taken steps to reduce our fixed costs to levels we believe are appropriate to maximize profitability and respond to market conditions, while continuing to optimize the overall customer experience or the value of our hotels or brands.

•
Changes in depreciation and amortization expense. We capitalize costs associated with certain software development projects and, as those projects are completed and placed into service, amortization expense will increase. We also capitalize cash consideration paid to incentivize hotel owners as contract acquisition costs and the costs incurred to obtain certain management and franchise contracts as development commissions. As we enter into new management and franchise contracts for which these costs are incurred and capitalized, amortization expense will also increase. Additionally, changes in depreciation expense may be driven by renovations of existing hotels, acquisition or development of new hotels, the disposition of existing hotels through sale or closure or changes in estimates of the useful lives of our assets. As we place new assets into service, we will be required to recognize additional depreciation expense on those assets.

Other Items

Effect of foreign currency exchange rate fluctuations

Significant portions of our operations are conducted in functional currencies other than our reporting currency, which is the U.S. dollar ("USD"), and we have assets and liabilities denominated in a variety of foreign currencies. As a result, we are required to translate those results, assets and liabilities from the functional currency into USD at market-based exchange rates for each reporting period. When comparing our results of operations between periods, there may be material portions of the changes in our revenues or expenses that are derived from fluctuations in exchange rates experienced between those periods. We hedge foreign exchange-based cash flow variability in certain of our foreign currency denominated management and franchise fees using forward contracts.

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

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported, excluding the hotels distributed in the spin-offs; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. Of the 5,236 hotels in our system as of December 31, 2017, 3,909 hotels have been classified as comparable hotels. Our 1,327 non-comparable hotels included 284 hotels, or approximately five percent of the total hotels in our system, that were removed from the comparable group during the year because they sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were not available.

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

References to RevPAR, ADR and occupancy are presented on a comparable basis and references to RevPAR and ADR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the years ended December 31, 2017 and 2016 use the exchange rates for the year ended December 31, 2017, and comparisons for the years ended December 31, 2016 and 2015 use the exchange rates for the year ended December 31, 2016.

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

EBITDA and Adjusted EBITDA are not recognized terms under U.S. generally accepted accounting principles ("GAAP") and should not be considered as alternatives to net income (loss) or other measures of financial performance or liquidity derived in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered as alternatives, either in isolation or as a substitute, for net income (loss), cash flow or other methods of analyzing our results as reported under GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

•	EBITDA and Adjusted EBITDA do not reflect a provision for income taxes or the cash requirements to pay our taxes;

•	EBITDA and Adjusted EBITDA do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect the effect on earnings or changes resulting from matters that we consider not to be indicative of our future operations;

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

Results of Operations
The hotel operating statistics by region for our system-wide comparable hotels for the year ended December 31, 2017 compared to the year ended December 31, 2016 were as follows:

	Year Ended	Variance
	December 31, 2017	2017 vs. 2016
U.S.
Occupancy	76.3%	0.4%	pts.
ADR	$146.78	1.0%
RevPAR	$111.93	1.5%

Americas (excluding U.S.)
Occupancy	71.5%	2.1%	pts.
ADR	$124.47	2.1%
RevPAR	$89.04	5.3%

Europe
Occupancy	75.3%	3.2%	pts.
ADR	$141.20	2.1%
RevPAR	$106.37	6.6%

MEA
Occupancy	67.1%	5.5%	pts.
ADR	$145.16	(5.0)%
RevPAR	$97.42	3.6%

Asia Pacific
Occupancy	72.9%	4.9%	pts.
ADR	$140.36	0.1%
RevPAR	$102.39	7.3%

System-wide
Occupancy	75.5%	1.2%	pts.
ADR	$144.78	0.9%
RevPAR	$109.27	2.5%

For the year ended December 31, 2017, we experienced RevPAR growth across all regions, particularly in Asia Pacific, Europe and the Americas (excluding U.S.). Continued growth in Asia Pacific was primarily driven by high demand in China and Japan attributable to new hotels stabilizing in the system, resulting in increased occupancy. Strong performance in Europe was a result of both increases in occupancy and ADR, largely driven by continued recovery from the geopolitical and economic turmoil in 2016, particularly in Turkey. The RevPAR increase in the Americas (excluding U.S.) was driven by strong performance in Canada and Puerto Rico, which was a result of strong transient and group demand and steady demand resulting from the hurricanes, respectively. MEA experienced RevPAR growth due to increased occupancy, despite declines in ADR due to travel sanctions and increased geopolitical pressures. RevPAR growth in the U.S. was driven by increased demand in certain markets as a result of hurricane relief efforts.

The hotel operating statistics by region for our system-wide comparable hotels for the year ended December 31, 2016 compared to the year ended December 31, 2015 were as follows:

	Year Ended	Variance
	December 31, 2016	2016 vs. 2015
U.S.
Occupancy	75.9%	(0.1)%	pts.
ADR	$143.75	2.0%
RevPAR	$109.14	1.8%

Americas (excluding U.S.)
Occupancy	72.3%	—%	pts.
ADR	$122.05	4.2%
RevPAR	$88.22	4.2%

Europe
Occupancy	73.9%	(0.7)%	pts.
ADR	$146.04	2.0%
RevPAR	$107.95	1.1%

MEA
Occupancy	63.1%	(3.3)%	pts.
ADR	$166.26	3.6%
RevPAR	104.94	(1.5)%

Asia Pacific
Occupancy	71.5%	3.8%	pts.
ADR	$145.75	(2.1)%
RevPAR	$104.26	3.5%

System-wide
Occupancy	75.0%	—%	pts.
ADR	$143.63	1.9%
RevPAR	$107.65	1.8%

The U.S., Americas and Europe all experienced RevPAR growth as a result of ADR growth, with Americas (excluding U.S.) outpacing all other regions, driven by strength in Canada and Mexico. The Asia Pacific increase in RevPAR was driven by increased occupancy, particularly in China. MEA performance continued to be negatively affected by geopolitical and terrorism concerns, resulting in a decrease in occupancy.

The table below provides a reconciliation of income (loss) from continuing operations, net of taxes, to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Income (loss) from continuing operations, net of taxes	$1,264	$(8)	$881
Interest expense	408	394	377
Income tax expense (benefit)	(334)	564	(348)
Depreciation and amortization	347	364	385
EBITDA	1,685	1,314	1,295
Gain on sales of assets, net	—	(8)	(163)
Loss (gain) on foreign currency transactions	(3)	16	41
Loss on debt extinguishment	60	—	—
FF&E replacement reserve	55	55	46
Share-based compensation expense	121	81	147
Other adjustment items(1)	47	85	109
Adjusted EBITDA	$1,965	$1,543	$1,475
____________

(1)
Includes adjustments for severance, impairment loss and other items. The year ended December 31, 2017 also includes transaction costs. Transaction costs for the years ended December 31, 2016 and 2015 are included in discontinued operations and, therefore, are excluded from the presentation above.

Revenues

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in millions)
Franchise fees	$1,382	$1,154	$1,087	19.8	6.2

Base and other management fees	$336	$242	$230	38.8	5.2
Incentive management fees	222	142	138	56.3	2.9
Total management fees	$558	$384	$368	45.3	4.3

The increases in management and franchise fees for all periods were driven by the addition of new managed and franchised properties to our portfolio and the increases in RevPAR at our comparable managed and franchised hotels.

Including new development and ownership type transfers, we added 744 managed and franchised properties from January 1, 2016 to December 31, 2017 and 600 managed and franchised properties from January 1, 2015 to December 31, 2016 on a net basis, providing an additional 133,921 rooms and 89,410 rooms, respectively, to our management and franchise segment. The increase from January 1, 2016 to December 31, 2017 included 67 properties that upon completion of the spin-offs were owned by Park and managed or franchised by Hilton. As new hotels stabilize in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods. Franchise fees also increased during the year ended December 31, 2017 as a result of a net increase in licensing and other fees of $148 million, which includes the effect of the license fees earned from HGV after the spin-offs.

On a comparable basis, our management fees increased during the years ended December 31, 2017 and 2016 compared to the years ended December 31, 2016 and 2015, respectively, as a result of increases in RevPAR at our managed hotels of 3.4 percent and 1.7 percent, respectively, primarily due to increased occupancy of 2.4 percentage points for the year ended December 31, 2017 and increased ADR of 1.6 percent for the year ended December 31, 2016. On a comparable basis, our franchise fees increased as a result of increases in RevPAR at our franchised hotels of 2.0 percent and 2.1 percent, respectively, primarily due to increases in ADR of 0.9 percent and 2.0 percent, respectively, as well as increased occupancy of 0.8 percentage points for the year ended December 31, 2017.

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in millions)
Owned and leased hotels	$1,450	$1,452	1,596	(0.1)	(9.0)

Owned and leased hotel revenues decreased during the year ended December 31, 2017 compared to the year ended December 31, 2016, as a result of unfavorable foreign currency changes, which decreased revenues by $41 million, offset by an increase in revenues on a currency neutral basis of $39 million. On a currency neutral basis, owned and leased hotel revenues increased primarily as a result of an increase at our comparable hotels of $41 million due to an increase in RevPAR of 4.8 percent, attributable to increases in ADR and occupancy of 3.2 percent and 1.2 percentage points, respectively. This increase was partially offset by a decrease in revenues of $5 million due to a net disposal of properties between January 1, 2016 and December 31, 2017.

Owned and leased hotel revenues decreased during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily as a result of the effect of foreign currency changes and property disposals. Foreign currency changes accounted for $62 million of the decrease. On a currency neutral basis, revenues decreased $82 million, which was attributable to a net decrease in revenues of $85 million from properties disposed between January 1, 2015 and December 31, 2016. Excluding foreign currency changes and property disposals, revenues increased at our comparable owned and leased hotels due to an increase in RevPAR of 2.1 percent, primarily attributable to an increase in ADR of 2.9 percent.

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in millions)
Other revenues	$105	$82	$71	28.0	15.5

The increases in other revenues during the years ended December 31, 2017 and 2016 compared to the years ended December 31, 2016 and 2015, respectively, were primarily the result of recoveries of $28 million and $9 million, respectively, from the settlement of a claim by Hilton to a third party relating to our defined benefit plans.

Operating Expenses

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in millions)
Owned and leased hotels	$1,286	$1,295	$1,414	(0.7)	(8.4)

Owned and leased hotel expenses decreased during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily as a result of the effect of foreign currency changes of $40 million. On a currency neutral basis, owned and leased hotel expenses increased $31 million as a result of an increase of $39 million at our comparable hotels, due to increased variable operating costs driven by increased occupancy. This increase in owned and leased hotel expenses was partially offset by a decrease at our non-comparable hotels, primarily attributable to a decrease of $10 million in expenses due to a net disposal of properties between January 1, 2016 and December 31, 2017.

Owned and leased hotel expenses decreased during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily as a result of the effect of foreign currency changes and property disposals. Foreign currency changes accounted for $65 million of the decrease. On a currency neutral basis, owned and leased hotel expenses decreased $54 million, primarily as a result of the decrease in expenses of $66 million from properties disposed between January 1, 2015 and December 31, 2016.

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in millions)
Depreciation and amortization	$347	$364	$385	(4.7)	(5.5)
General and administrative	434	403	537	7.7	(25.0)
Other expenses	56	66	49	(15.2)	34.7

The decrease in depreciation and amortization expenses during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily a result of a decrease in amortization expense due to certain capitalized software costs being fully amortized between December 31, 2016 and December 31, 2017. The decrease in depreciation and amortization expenses during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily a result of the recognition of $13 million in accelerated amortization in 2015 on a management contract intangible asset for a property that was managed by us prior to our acquisition of it and its transfer of ownership to Park upon completion of the spin-offs.

The increase in general and administrative expenses during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily the result of increased share-based compensation expense of $29 million mainly due to an increase in retirement eligible participants, resulting in the acceleration of expense recognition, as well as additional expense recognized from a special equity grant to certain participants in connection with the spin-offs. Additionally, $18 million in costs associated with the spin-offs were incurred during the year ended December 31, 2017, while similar costs incurred during the year ended December 31, 2016 are included in discontinued operations. These increases were partially offset by a decrease of $10 million in severance costs related to the 2015 sale and continued management of the Waldorf Astoria New York (the "Waldorf Astoria New York sale").

The decrease in general and administrative expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily a result of a decrease of $73 million in severance costs related to the Waldorf Astoria New York sale and a decrease in share-based compensation expense due to $61 million of additional expense recognized during the year ended December 31, 2015, when certain remaining awards granted in connection with our initial public offering vested.

The decrease in other expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily a result of decreased impairment losses of $11 million. The increase in other expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 related primarily to the consolidation of a management company in 2016, which increased other expenses by $8 million, as well as increased impairment losses of $6 million.

Gain on sales of assets, net

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in millions)
Gain on sales of assets, net	$—	$8	$163	(100.0)	(95.1)

During the year ended December 31, 2016, we recognized a gain on the sale of one of our hotels held by a consolidated VIE. During the year ended December 31, 2015, we recognized a gain upon completion of the sale of the Hilton Sydney. Note 4: "Disposals" in our consolidated financial statements for additional information.

Non-operating Income and Expenses

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in millions)
Interest expense	$(408)	$(394)	$(377)	3.6	4.5
Gain (loss) on foreign currency transactions	3	(16)	(41)	NM(1)	(61.0)
Loss on debt extinguishment	(60)	—	—	NM(1)	—
Other non-operating income, net	23	14	51	64.3	(72.5)
Income tax benefit (expense)	334	(564)	348	NM(1)	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The increase in interest expense during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the issuances of the 4.625% Senior Notes due 2025 (the "2025 Senior Notes") and the 4.875% Senior Notes due 2027 (the "2027 Senior Notes") in March 2017 and the 4.25% Senior Notes due 2024 (the "2024 Senior Notes") in August 2016, as well as the reclassification of losses from accumulated other comprehensive loss related to the dedesignation of interest rate swaps in 2016. These increases were largely offset by decreases in interest expense due to the March 2017 repayment of the 5.625% Senior Notes due 2021 (the "2021 Senior Notes") and the refinancing of the senior secured term loan facility (the "Term Loans") in March 2017, which reduced the interest rate on this borrowing.

The increase in interest expense during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the issuance of the 2024 Senior Notes, partially offset by decreases in interest expense on the Term Loans due to a reduction of principal from prepayments and an amendment in August 2016 that extended the maturity and reduced the interest rate on a portion of the outstanding balance. See Note 9: "Debt" and Note 11: "Derivative Instruments and Hedging Activities" in our consolidated financial statements for additional information on our indebtedness and interest rate swaps.

The net gain and losses on foreign currency transactions for all periods were primarily related to changes in foreign currency rates on our short-term cross-currency intercompany loans. The changes were predominantly related to loans denominated in the Australian dollar ("AUD"), the British pound ("GBP") and the euro for the years ended December 31, 2017, 2016 and 2015, as well as the Brazilian real, for the year ended December 31, 2015.

The loss on debt extinguishment related to the repayment of the 2021 Senior Notes and included a redemption premium of $42 million and the accelerated recognition of $18 million of unamortized debt issuance costs during the year ended December 31, 2017.

Other non-operating income, net increased during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily as a result of a $7 million gain recognized in 2017 related to an amendment of one of our capital leases. Other non-operating income, net decreased during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily as a result of a $24 million gain recognized in 2015 related to a capital lease liability reduction from one of our consolidated VIEs, as well as a pre-tax gain of $8 million recognized in 2015 on a sale of assets.

On December 22, 2017, H.R.1, known as the Tax Cuts and Jobs Act of 2017 (the "TCJ Act") was signed into law, which permanently reduces the corporate income tax rate from a graduated 35 percent to a flat 21 percent rate and imposes a one-time transition tax on earnings of foreign subsidiaries that were previously deferred. The income tax benefit during the year ended December 31, 2017 was primarily due to a benefit of $665 million for the estimated impact of the transition tax and the remeasurement of deferred tax assets and liabilities and other tax liabilities based on the rates at which they are expected to reverse in the future. The benefit recorded as a result of the provisions of the TCJ Act represents management's best estimates of the effect to the current period and are subject to refinement and revision over a one-year period, to be finalized in or before December 2018. This benefit was partially offset by an increase in tax expense attributable to an increase in income from continuing operations before income taxes compared to the year ended December 31, 2016.

Income tax expense for the year ended December 31, 2016 increased compared to the year ended December 31, 2015 primarily as a result of two corporate structuring transactions that were effected during the year ended December 31, 2016 and included: (i) the organization of Hilton's assets and subsidiaries in preparation for the spin-offs; and (ii) a restructuring of Hilton's international assets and subsidiaries (the "international restructuring"). The international restructuring involved a transfer of certain assets, including intellectual property used in the international business, from U.S. subsidiaries to foreign subsidiaries and became effective in December 2016. The transfer of the intellectual property resulted in the recognition of tax expense representing the estimated U.S. tax expected to be paid in future years on income generated from the intellectual property transferred to foreign subsidiaries. Further, our deferred effective tax rate is determined based upon the composition of applicable federal and state tax rates. Due to the changes in the footprint of the Company and the expected applicable tax rates at which our domestic deferred tax assets and liabilities will reverse in future periods as a result of the described structuring activities, our estimated deferred effective tax rate increased. In total, these structuring transactions resulted in additional income tax expense of $482 million during the year ended December 31, 2016. See Note 14: "Income Taxes" in our consolidated financial statements for additional information.

Segment Results

We evaluate our business segment operating performance using operating income. Refer to Note 19: "Business Segments" in our consolidated financial statements for a reconciliation of segment operating income to income from continuing operations before income taxes and additional information on the evaluation of the performance of our segments using operating income. The following table sets forth revenues and operating income by segment:

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in millions)
Revenues:
Management and franchise(1)	$1,983	$1,580	$1,496	25.5	5.6
Ownership	1,450	1,452	1,596	(0.1)	(9.0)
Segment revenues	3,433	3,032	3,092	13.2	(1.9)
Other revenues	105	82	71	28.0	15.5
Other revenues from managed and franchised properties	5,645	4,310	4,011	31.0	7.5
Intersegment fees elimination(1)	(43)	(42)	(41)	2.4	2.4
Total revenues	$9,140	$7,382	$7,133	23.8	3.5

Operating Income(1):
Management and franchise	$1,983	$1,580	$1,496	25.5	5.6
Ownership	121	115	141	5.2	(18.4)
Segment operating income	$2,104	$1,695	$1,637	24.1	3.5
____________

(1)	Includes management, royalty and intellectual property fees charged to our ownership segment by our management and franchise segment, which were eliminated in our consolidated financial statements.

Management and franchise segment revenues and operating income increased for all periods primarily as a result of the net addition of hotels to our managed and franchised system, as well as increases in RevPAR at our comparable managed and franchised properties of 2.4 percent and 2.0 percent for the years ended December 31, 2017 and 2016 compared to the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2017 compared to the year ended December 31, 2016, the increase in management and franchise segment revenues and operating income was also due to an increase in licensing and other fees. Refer to "—Revenues" for further discussion of the increases in revenues from our managed and franchised properties.

Ownership segment revenues decreased for all periods primarily as a result of foreign currency changes and, for the year ended December 31, 2016 compared to the year ended December 31, 2015, the disposal of hotels. Ownership operating income increased for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily as a result of decreases in owned and leased hotel operating expenses. Ownership operating income decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily as a result of the decrease in ownership segment revenues partially offset by decreases in owned and leased hotel operating expenses. Refer to "—Revenues" and "—Operating Expenses" for further discussion of the changes in revenues and operating expenses at our owned and leased hotels.

Liquidity and Capital Resources

Overview

As of December 31, 2017, we had total cash and cash equivalents of $670 million, including $100 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance related to cash collateral on our self-insurance programs.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including costs associated with the management and franchising of hotels, corporate expenses, payroll and related benefits, legal costs, interest and scheduled principal payments on our outstanding indebtedness, contract acquisition costs and capital expenditures for renovations and maintenance at the hotels within our ownership segment. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements to the hotels within our ownership segment, commitments to owners in our management and franchise segment, dividends as declared, share repurchases and corporate capital expenditures.

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

In February 2017, our board of directors authorized a stock repurchase program of up to $1.0 billion of the Company's common stock and, in November 2017, an additional $1.0 billion was authorized. During the year ended December 31, 2017, we repurchased $891 million of common stock under the program, and, as of December 31, 2017, $1,109 million remained available for share repurchases. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Year Ended December 31,			Percent Change
	2017	2016(1)	2015(1)	2017 vs. 2016	2016 vs. 2015
	(in millions)
Net cash provided by operating activities	$924	$1,365	$1,446	(32.3)	(5.6)
Net cash provided by (used in) investing activities	(222)	(478)	414	(53.6)	NM(2)
Net cash used in financing activities	(1,724)	(44)	(1,753)	NM(2)	(97.5)
____________

(1)	Includes the cash flows from operating activities, investing activities and financing activities of Hilton, Park and HGV.

(2)	Fluctuation in terms of percentage change is not meaningful.

Operating Activities

Cash flows from operating activities were primarily generated from management and franchise fee revenue and operating income from our owned and leased hotels and, for the years ended December 31, 2016 and 2015, sales of timeshare units.

The $441 million decrease in net cash provided by operating activities during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily as a result of a decrease in operating income from our owned and leased properties and sales of timeshare units as a result of the spin-offs.

The $81 million decrease in net cash provided by operating activities during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily as a result of an increase in net cash paid for income taxes of $202 million, partially offset by the improved operating results of our management and franchise segment and HGV's timeshare business.

Investing Activities

For the years ended December 31, 2017 and 2016, net cash used in investing activities consisted primarily of capital expenditures for property and equipment, contract acquisition costs and capitalized software costs.

During the year ended December 31, 2015, we generated cash from investing activities primarily as a result of net proceeds from the Waldorf Astoria New York sale, completed for the benefit of Park, and the sale of the Hilton Sydney of $456 million and $331 million, respectively. This amount was partially offset by $409 million in capital expenditures for property and equipment, contract acquisition costs and capitalized software costs.

Our capital expenditures for property and equipment primarily consisted of expenditures related to our corporate facilities and the renovation of hotels in our ownership segment which, for the years ended December 31, 2016 and 2015, included those owned by Park following completion of the spin-offs. Our capitalized software costs related to various systems initiatives for the benefit of our hotel owners and our overall corporate operations. Our contract acquisition costs were incurred to incentivize hotel owners to enter into management and franchise contracts with us.

Financing Activities

The $1,680 million increase in net cash used in financing activities during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily the result of cash transferred in connection with the spin-offs and $1.1 billion of capital returned to our stockholders, which includes dividends and share repurchases, compared to $277 million in 2016. In addition, during the year ended December 31, 2017, we received $1.5 billion in proceeds from the issuance of the 2025 Senior Notes and the 2027 Senior Notes, which we used with available cash to repay in full our 2021 Senior Notes, including a redemption premium of $42 million.

The $1,709 million decrease in net cash used in financing activities during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily attributable to an increase in proceeds from borrowings of $4,667 million, partially offset by an increase in repayments of debt of $2,735 million, which were completed in preparation for the spin-offs, and an increase in cash dividends of $139 million. The borrowings comprised $4,415 million of long-term debt, of which $2,915 million was for Park and $800 million was for HGV. We used proceeds from the borrowings and available cash to repay the outstanding balance of Park's commercial mortgage backed securities loan of $3,418 million, $550 million of Park's mortgage loans and $250 million on our Term Loans. The increase in cash dividends was due to the declaration of quarterly cash dividends beginning in the third quarter of 2015 and continuing quarterly for the full year of 2016.

Debt and Borrowing Capacity

As of December 31, 2017, our total indebtedness, excluding unamortized deferred financing costs and discount, was approximately $6.7 billion. For further information on our total indebtedness, debt issuances and repayments and guarantees on our debt, refer to Note 9: "Debt" and Note 23: "Condensed Consolidating Guarantor Financial Information" in our consolidated financial statements.

Our senior revolving credit facility provides for $1.0 billion in borrowings, including the ability to draw up to $150 million in the form of letters of credit. As of December 31, 2017, we had $41 million of letters of credit outstanding, leaving us with a borrowing capacity of $959 million. The maturities of the letters of credit were within one year as of December 31, 2017, and the majority of them related to our self-insurance programs.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures, issue additional equity securities or draw on our senior secured revolving credit facility. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hospitality industry that may be beyond our control.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Long-term debt(1)	$8,120	$299	$585	$579	$6,657
Capital lease obligations	334	24	59	59	192
Operating leases	1,861	192	349	295	1,025
Purchase commitments	200	52	87	57	4
Total contractual obligations	$10,515	$567	$1,080	$990	$7,878
____________

(1)	Includes principal, as well as estimated interest payments. For our variable-rate debt, we have assumed a constant 30-day LIBOR rate of 1.55 percent as of December 31, 2017.

The total amount of unrecognized tax benefits as of December 31, 2017 was $283 million. This amount is excluded from the table above because these unrecognized tax benefits are uncertain and subject to the findings of the taxing authorities in the jurisdictions where we are subject to tax. It is possible that the amount of the liability for unrecognized tax benefits could change during the next year. Refer to Note 14: "Income Taxes" in our consolidated financial statements for additional information on our liability for unrecognized tax benefits.

In addition to the purchase commitments in the table above, in the normal course of business we enter into purchase commitments for which we are reimbursed by the owners of our managed and franchised hotels. These obligations have minimal or no effect on our net income (loss) and cash flows.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of December 31, 2017 included letters of credit of $41 million and performance guarantees with possible cash outlays of approximately $79 million, for which we accrued $21 million as of December 31, 2017 for estimated probable exposure. See Note 20: "Commitments and Contingencies" in our consolidated financial statements for additional information.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. We believe that of our significant accounting policies, which are described in Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our consolidated financial statements, the following accounting policies are critical because they involve a higher degree of judgment, and the estimates required to be made were based on assumptions that are inherently uncertain. As a result, these accounting policies could materially affect our financial position, results of operations, cash flows and related disclosures. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material effect on our financial position or results of operations.

Management has discussed the development and selection of the following critical accounting policies and estimates with the audit committee of the board of directors.

Goodwill

We evaluate goodwill for potential impairment annually and at an interim date if indicators of impairment exist. When using the quantitative process to evaluate goodwill for potential impairment, consistent with our early adoption of ASU No. 2017-04 in January 2017, we compare the estimated fair value of the reporting unit to the carrying value. When determining the estimated fair value, we utilize discounted future cash flow models, as well as market conditions relative to the operations of our reporting units. Under the discounted cash flow approach, we utilize various assumptions that require judgment, including projections of revenues and expenses based on estimated long-term growth rates, and discount rates based on weighted average cost of capital. Our estimates of long-term growth and costs are based on historical data, as well as various internal projections and external sources. The weighted average cost of capital is estimated based on each reporting units’ cost of debt and equity and a selected capital structure. The selected capital structure for each reporting unit is based on consideration of capital structures of comparable publicly traded companies operating in the business of that reporting unit.

We had $5,190 million of goodwill as of December 31, 2017. Changes in the estimates and assumptions used in our goodwill impairment testing could result in future impairment losses, which could be material. Additionally, when a portion of a reporting unit is disposed, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business or businesses disposed and the portion of the reporting unit that will be retained. When determining fair value of the businesses disposed of and the reporting unit to be retained, we use estimates and assumptions similar to those used in our impairment analysis.

Brands

We evaluate our brands intangible assets for impairment on an annual basis and at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of the brand is below the carrying value. When determining the fair value, we utilize discounted future cash flow models. Under the discounted cash flow approach, we utilize various assumptions that require judgment, including projections of revenues and expenses based on estimated long-term growth rates and discount rates based on weighted average cost of capital. Our estimates of long-term growth and costs are based on historical data, as well as various internal estimates.

We had $4,890 million of brands intangible assets as of December 31, 2017. Changes in the estimates and assumptions used in our brands impairment testing, most notably revenue growth rates and discount rates, could result in future impairment losses, which could be material.

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

As part of the process described above, we exercise judgment to:

•
determine if there are indicators of impairment present. Factors we consider when making this determination include assessing the overall effect of trends in the hospitality industry and the general economy and regional performance and expectations, historical experience, capital costs and other asset-specific information;

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

We had $1,342 million of intangible assets with finite lives and $353 million of property and equipment, net as of December 31, 2017. Changes in estimates and assumptions used in our impairment testing of intangible assets with finite lives and property and equipment could result in future impairment losses, which could be material.

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

We had a guest loyalty program liability of $1,461 million as of December 31, 2017, including $622 million reflected as a current liability in accounts payable, accrued expenses and other. Changes in the estimates used in developing our breakage rate or other expected future program operations could result in a material change to the guest loyalty program liability.

Income Taxes

On December 22, 2017, the TCJ Act was signed into law and includes widespread changes to the Internal Revenue Code including, among other items, a reduction to the federal corporate tax rate to 21 percent, a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and the creation of new taxes on certain foreign earnings. As of December 31, 2017, we had not completed our accounting for the tax effects of enactment of the TCJ Act; however, where possible, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In other cases, we were not able to make a reasonable estimate and continued to account for those items based on the provisions of the tax laws that were in effect immediately prior to enactment. See Note 14: "Income Taxes" for additional discussion on the provisional effects of the TCJ Act.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax basis of assets and liabilities using currently enacted tax rates. We regularly review our deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions may increase or decrease our valuation allowance resulting in an increase or decrease in our effective tax rate, which could materially affect our consolidated financial statements.

We use a prescribed more-likely-than-not recognition threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return if there is uncertainty in income taxes recognized in the financial statements. When determining the amount of tax benefit to be recognized, we assume, among other items, the position will be examined, the examiner will have all relevant information and the evaluation of the position should be based on its technical merits. Further, estimates based on the tax position’s technical merits and amounts we would ultimately accept in a negotiated settlement with the tax authorities, are used to measure the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Changes to these assumptions and estimates can lead to an additional income tax benefit (expense), which can materially change our consolidated financial statements.

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

Consolidations

We use judgment when evaluating whether we have a controlling financial interest in an entity, including the assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests in an entity that are not controllable through voting interests. If an entity in which we hold an interest is considered to be a VIE, we use judgment determining whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interest in the entity. Changes to judgments used in evaluating our partnerships and other investments could materially affect our consolidated financial statements.

Share-Based Compensation

The process of estimating the fair value of share-based compensation awards and recognizing the associated expense over the requisite service period involves significant estimates and assumptions made by management. Refer to Note 16: "Share-Based Compensation" in our consolidated financial statements for additional information. Any changes to these estimates will affect the amount of share-based compensation expense we recognize with respect to future grants. Additionally, since we determined that the performance condition for our performance awards is probable of achievement, we recognize expense based on anticipated achievement percentages, which are based on internally-developed projections of future Adjusted EBITDA and free cash flow per share. Any changes to these estimates will affect the amount of share-based compensation expense we recognize in future periods.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates, which may affect future income, cash flows and the fair value of the Company, depending on changes to interest rates or foreign exchange rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate debt, and on our fixed-rate debt to the extent that the interest rate affects its fair value. We are most vulnerable to changes in one-month LIBOR, as the interest rate on our variable-rate debt is based on this index. We use interest rate swaps in order to maintain a level of exposure to interest rate variability that we deem acceptable, and as of December 31, 2017, we held two interest rate swaps which swap one-month LIBOR on the Term Loans to fixed rates. We elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

The following table sets forth the contractual maturities and the total fair values as of December 31, 2017 for our financial instruments that are materially affected by interest rate risk, including long-term debt and interest rate swaps. For long-term debt, the table presents contractual maturities and related weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Fixed rates are the weighted average actual rates and variable rates are the weighted average market rates prevailing as of December 31, 2017 for the interest rate hedges in place.

	Maturities by Period
	2018	2019	2020	2021	2022	Thereafter	Carrying Value	Fair Value
	(in millions, excluding interest rates)
Long-term debt:
Fixed-rate long-term debt(1)(2)	$—	$—	$—	$—	$—	$2,462	$2,462	$2,575
Weighted average interest rate(3)							4.54%
Variable-rate long-term debt(2)	$32	$32	$32	$32	$32	$3,726	$3,886	$3,954
Weighted average interest rate(3)							3.55%
Interest rate swaps:
Variable to fixed(4)	$—	$—	$—	$—	$2,350	$—	$2,350	$11
Variable interest rate payable(5)							3.55%
Fixed interest rate receivable(6)							1.99%
____________

(1)	Excludes capital lease obligations with a carrying value of $233 million and debt of certain consolidated VIEs with a carrying value of $21 million as of December 31, 2017.

(2)	Carrying value includes unamortized deferred financing costs and discount.

(3)	Weighted average interest rate as of December 31, 2017.

(4)	The carrying value balance reflects the notional amount. We measure our derivative instruments at fair value.

(5)	Represents the estimated interest rate payable.

(6)	Represents the interest rate receivable.

Refer to Note 11: "Derivative Instruments and Hedging Activities" and Note 12: "Fair Value Measurements" in our consolidated financial statements for additional information of the fair value measurements of our derivatives and financial assets and liabilities, respectively.

Foreign Currency Exchange Rate Risk

We conduct business in various currencies and are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. Our principal exposure results from management and franchise fees earned in foreign currencies and revenues from our international leased hotels, partially offset by foreign operating expenses, the value of which could change materially in reference to our reporting currency, USD. We also have exposure from our international financial assets and liabilities, including certain intercompany loans not deemed to be permanently invested, the value of which could change materially in reference to the functional currencies of the exposed entities. As of December 31, 2017, our largest net exposures were to the euro, GBP and AUD.

We use forward contracts designated as cash flow hedges to offset exposure from foreign currency exchange rate risks associated with our euro and yen denominated management and franchise fees. We use short-term foreign exchange forward contracts not designated as hedging instruments to offset exposure to cash balances denominated in foreign currencies. However, the fair value and earnings effect of these derivatives are not material to our consolidated financial statements.

Item 8.        Financial Statements and Supplementary Data

Management's Report on Internal Control Over Financial Reporting

Management of Hilton Worldwide Holdings Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the Company that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2017. The report is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hilton Worldwide Holdings Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hilton Worldwide Holdings Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hilton Worldwide Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Hilton Worldwide Holdings Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017 of the Company and the related notes, and our report dated February 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Tysons, Virginia
February 14, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hilton Worldwide Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hilton Worldwide Holdings Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.

Tysons, Virginia
February 14, 2018

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$570	$1,062
Restricted cash and cash equivalents	100	121
Accounts receivable, net of allowance for doubtful accounts of $29 and $27	998	755
Prepaid expenses	111	89
Income taxes receivable	36	13
Other	171	39
Current assets of discontinued operations	—	1,478
Total current assets (variable interest entities - $93 and $167)	1,986	3,557
Intangibles and Other Assets:
Goodwill	5,190	5,218
Brands	4,890	4,848
Management and franchise contracts, net	909	963
Other intangible assets, net	433	447
Property and equipment, net	353	341
Deferred income tax assets	113	82
Other	434	408
Non-current assets of discontinued operations	—	10,347
Total intangibles and other assets (variable interest entities - $171 and $569)	12,322	22,654
TOTAL ASSETS	$14,308	$26,211
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$2,150	$1,821
Current maturities of long-term debt	46	33
Income taxes payable	12	56
Current liabilities of discontinued operations	—	774
Total current liabilities (variable interest entities - $58 and $124)	2,208	2,684
Long-term debt	6,556	6,583
Deferred revenues	97	42
Deferred income tax liabilities	1,063	1,778
Liability for guest loyalty program	839	889
Other	1,470	1,492
Non-current liabilities of discontinued operations	—	6,894
Total liabilities (variable interest entities - $271 and $766)	12,233	20,362
Commitments and contingencies - see Note 20
Equity:
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of December 31, 2017 and 2016	—	—
Common stock(1), $0.01 par value; 10,000,000,000 authorized shares, 331,054,014 issued and 317,420,933 outstanding as of December 31, 2017 and 329,351,581 issued and 329,341,992 outstanding as of December 31, 2016	3	3
Treasury stock, at cost; 13,633,081 shares as of December 31, 2017 and 9,589 shares as of December 31, 2016	(891)	—
Additional paid-in capital(1)	10,298	10,220
Accumulated deficit	(6,596)	(3,323)
Accumulated other comprehensive loss	(742)	(1,001)
Total Hilton stockholders' equity	2,072	5,899
Noncontrolling interests	3	(50)
Total equity	2,075	5,849
TOTAL LIABILITIES AND EQUITY	$14,308	$26,211
____________

(1)	Balance as of December 31, 2016 was adjusted to reflect the 1-for-3 reverse stock split that occurred on January 3, 2017. See Note 1: "Organization" for additional information.

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Franchise fees	$1,382	$1,154	$1,087
Base and other management fees	336	242	230
Incentive management fees	222	142	138
Owned and leased hotels	1,450	1,452	1,596
Other revenues	105	82	71
	3,495	3,072	3,122
Other revenues from managed and franchised properties	5,645	4,310	4,011
Total revenues	9,140	7,382	7,133

Expenses
Owned and leased hotels	1,286	1,295	1,414
Depreciation and amortization	347	364	385
General and administrative	434	403	537
Other expenses	56	66	49
	2,123	2,128	2,385
Other expenses from managed and franchised properties	5,645	4,310	4,011
Total expenses	7,768	6,438	6,396

Gain on sales of assets, net	—	8	163

Operating income	1,372	952	900

Interest expense	(408)	(394)	(377)
Gain (loss) on foreign currency transactions	3	(16)	(41)
Loss on debt extinguishment	(60)	—	—
Other non-operating income, net	23	14	51

Income from continuing operations before income taxes	930	556	533

Income tax benefit (expense)	334	(564)	348

Income (loss) from continuing operations, net of taxes	1,264	(8)	881
Income from discontinued operations, net of taxes	—	372	535
Net income	1,264	364	1,416
Net income attributable to noncontrolling interests	(5)	(16)	(12)
Net income attributable to Hilton stockholders	$1,259	$348	$1,404

Earnings (loss) per share(1):
Basic:
Net income (loss) from continuing operations per share	$3.88	$(0.05)	$2.67
Net income from discontinued operations per share	—	1.11	1.60
Net income per share	$3.88	$1.06	$4.27
Diluted:
Net income (loss) from continuing operations per share	$3.85	$(0.05)	$2.66
Net income from discontinued operations per share	—	1.11	$1.60
Net income per share	$3.85	$1.06	$4.26

Cash dividends declared per share(1)	$0.60	$0.84	$0.42
___________

(1)
Weighted average shares outstanding used in the computation of basic and diluted earnings (loss) per share and cash dividends declared per share for the years ended December 31, 2016 and 2015 was adjusted to reflect the 1-for-3 reverse stock split that occurred on January 3, 2017. See Note 1: "Organization" for additional information.

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2017	2016	2015
Net income	$1,264	$364	$1,416
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $32, $19, and $(8)	161	(159)	(134)
Pension liability adjustment, net of tax of $(8), $(2), and $10	22	(57)	(15)
Cash flow hedge adjustment, net of tax of $(7), $2, and $4	13	(2)	(7)
Total other comprehensive income (loss)	196	(218)	(156)

Comprehensive income	1,460	146	1,260
Comprehensive income attributable to noncontrolling interests	(5)	(15)	(12)
Comprehensive income attributable to Hilton stockholders	$1,455	$131	$1,248

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2017	2016	2015
Operating Activities:
Net income	$1,264	$364	$1,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	347	686	692
Gain on sales of assets, net	—	(9)	(306)
Loss (gain) on foreign currency transactions	(3)	13	41
Loss on debt extinguishment	60	—	—
Share-based compensation	74	65	124
Amortization of deferred financing costs and other	15	32	38
Distributions from unconsolidated affiliates	1	22	26
Deferred income taxes	(727)	(79)	(479)
Changes in operating assets and liabilities:
Accounts receivable, net	(210)	(143)	(47)
Inventories	—	15	(39)
Prepaid expenses	(15)	—	(27)
Income taxes receivable	(24)	84	35
Other current assets	7	(2)	32
Accounts payable, accrued expenses and other	51	232	90
Income taxes payable	(43)	28	13
Change in timeshare financing receivables	—	(54)	(49)
Change in deferred revenues	55	(219)	(212)
Change in liability for guest loyalty program	29	154	64
Change in other liabilities	8	199	154
Other	35	(23)	(120)
Net cash provided by operating activities	924	1,365	1,446
Investing Activities:
Capital expenditures for property and equipment	(58)	(317)	(310)
Acquisitions, net of cash acquired	—	—	(1,402)
Proceeds from asset dispositions	—	11	2,205
Contract acquisition costs	(75)	(55)	(37)
Capitalized software costs	(75)	(81)	(62)
Other	(14)	(36)	20
Net cash provided by (used in) investing activities	(222)	(478)	414
Financing Activities:
Borrowings	1,824	4,715	48
Repayment of debt	(1,860)	(4,359)	(1,624)
Debt issuance costs and redemption premium	(69)	(76)	—
Dividends paid	(195)	(277)	(138)
Cash transferred in spin-offs of Park and HGV	(501)	—	—
Repurchases of common stock	(891)	—	—
Distributions to noncontrolling interests	(1)	(32)	(8)
Tax withholdings on share-based compensation	(31)	(15)	(31)
Net cash used in financing activities	(1,724)	(44)	(1,753)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	8	(15)	(19)
Net increase (decrease) in cash, restricted cash and cash equivalents	(1,014)	828	88
Cash, restricted cash and cash equivalents from continuing operations, beginning of period	1,183	633	628
Cash, restricted cash and cash equivalents from discontinued operations, beginning of period	501	223	140
Cash, restricted cash and cash equivalents, beginning of period	1,684	856	768
Cash, restricted cash and cash equivalents from continuing operations, end of period	670	1,183	633
Cash, restricted cash and cash equivalents from discontinued operations, end of period	—	501	223
Cash, restricted cash and cash equivalents, end of period	$670	$1,684	$856

See notes to consolidated financial statements. For supplemental disclosures, see Note 22: "Supplemental Disclosures of Cash Flow Information."

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Equity Attributable to Hilton Stockholders
				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Common Stock		Treasury Stock		Accumulated Deficit		Noncontrolling Interests	Total
	Shares	Amount
Balance as of December 31, 2014(1)	328	$3	$—	$10,035	$(4,658)	$(628)	$(38)	$4,714
Share-based compensation	1	—	—	115	—	—	—	115
Net income	—	—	—	—	1,404	—	12	1,416
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	—	—	—	(134)	—	(134)
Pension liability adjustment	—	—	—	—	—	(15)	—	(15)
Cash flow hedge adjustment	—	—	—	—	—	(7)	—	(7)
Other comprehensive loss	—	—	—	—	—	(156)	—	(156)
Dividends	—	—	—	—	(138)	—	—	(138)
Excess tax benefits on equity awards	—	—	—	8	—	—	—	8
Distributions	—	—	—	—	—	—	(8)	(8)
Balance as of December 31, 2015(1)	329	3	—	10,158	(3,392)	(784)	(34)	5,951
Share-based compensation	—	—	—	62	—	—	—	62
Net income	—	—	—	—	348	—	16	364
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	—	—	—	(158)	(1)	(159)
Pension liability adjustment	—	—	—	—	—	(57)	—	(57)
Cash flow hedge adjustment	—	—	—	—	—	(2)	—	(2)
Other comprehensive loss	—	—	—	—	—	(217)	(1)	(218)
Dividends	—	—	—	—	(279)	—	—	(279)
Cumulative effect of the adoption of ASU 2015-02	—	—	—	—	—	—	5	5
Deconsolidation of a variable interest entity	—	—	—	—	—	—	(4)	(4)
Distributions	—	—	—	—	—	—	(32)	(32)
Balance as of December 31, 2016(1)	329	3	—	10,220	(3,323)	(1,001)	(50)	5,849
Share-based compensation	2	—	—	77	—	—	—	77
Repurchases of common stock	(14)	—	(891)	—	—	—	—	(891)
Net income	—	—	—	—	1,259	—	5	1,264
Other comprehensive income, net of tax:
Currency translation adjustment	—	—	—	—	—	161	—	161
Pension liability adjustment	—	—	—	—	—	22	—	22
Cash flow hedge adjustment	—	—	—	—	—	13	—	13
Other comprehensive income	—	—	—	—	—	196	—	196
Dividends	—	—	—	—	(196)	—	—	(196)
Spin-offs of Park and HGV	—	—	—	—	(4,335)	63	49	(4,223)
Cumulative effect of the adoption of ASU 2016-09	—	—	—	1	(1)	—	—	—
Distributions	—	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2017	317	$3	$(891)	$10,298	$(6,596)	$(742)	$3	$2,075
____________

(1)	Common stock and additional paid-in capital were adjusted to reflect the 1-for-3 reverse stock split that occurred on January 3, 2017. See Note 1: "Organization" for additional information.

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the
"Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts, including timeshare properties. As of December 31, 2017, we managed, franchised, owned or leased 5,236 hotel and resort properties, totaling 848,014 rooms in 105 countries and territories.

In March 2017, HNA Tourism Group Co., Ltd and certain affiliates (together, "HNA") acquired 82.5 million shares of Hilton common stock from affiliates of The Blackstone Group L.P. ("Blackstone"). As of December 31, 2017, HNA and Blackstone beneficially owned approximately 26.0 percent and 5.4 percent of our common stock, respectively.

Spin-offs

On January 3, 2017, we completed the spin-offs of a portfolio of hotels and resorts, as well as our timeshare business, into two independent, publicly traded companies: Park Hotels & Resorts Inc. ("Park") and Hilton Grand Vacations Inc. ("HGV"), respectively, (the "spin-offs"). See Note 3: "Discontinued Operations" for additional information.

Reverse Stock Split

On January 3, 2017, we completed a 1-for-3 reverse stock split of Hilton's outstanding common stock (the "Reverse Stock Split"). The authorized number of shares of common stock was reduced from 30,000,000,000 to 10,000,000,000, par value remained $0.01 per share and the authorized number of shares of preferred stock remained 3,000,000,000. Stockholders entitled to fractional shares as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. All share and share-related information presented for periods prior to the Reverse Stock Split have been retrospectively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Split. The retrospective adjustments resulted in the reclassification of $7 million from common stock to additional paid-in capital in the consolidated balance sheets and consolidated statements of stockholders’ equity for periods prior to the date of the Reverse Stock Split, as the par value was unchanged, but the number of outstanding shares was reduced.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements present the consolidated financial position and the results of operations of Hilton as of and for the years ended December 31, 2017, 2016 and 2015 giving effect to the spin-offs, with the combined historical financial results of Park and HGV reflected as discontinued operations. Unless otherwise indicated, the information in the notes to the consolidated financial statements refer only to Hilton's continuing operations and do not include discussion of balances or activity of Park or HGV.

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

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the presentation following the spin-offs, which includes the reclassification of the combined financial position and results of operations of Park and HGV as discontinued operations as of December 31, 2016 and for the years ended December 31, 2016 and 2015. Additionally, certain line items in the consolidated statements of operations have been revised to reflect the operating structure of Hilton subsequent to the spin-offs. The primary changes to the consolidated statements of operations are the disaggregation of management and franchise fee revenues and the combination of certain line items that were individually immaterial.

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

•
Franchise fees represent fees earned in connection with the licensing of one of our brands, usually under long-term contracts with a hotel owner. We charge a monthly franchise royalty fee, generally based on a percentage of the hotel's gross room revenue, and, for our full service brands, a percentage of gross food and beverage revenues and other revenues, as applicable. Additionally, we receive one-time upfront fees upon execution of certain franchise contracts, that consist of application, initiation and other fees for new hotels entering the system, when there is a change in ownership or a contract is extended. We also earn license fees from a license agreement with HGV and co-brand credit card arrangements for the use of certain Hilton marks and intellectual property. We recognize franchise fee revenue as the fees are earned, which is when all material services or conditions have been performed or satisfied by us.

•
Base and other management fees and incentive management fees represent fees earned from hotels that we manage, usually under long-term contracts with the property owner. Management fees usually include a base fee, which is generally a percentage of the hotel's gross revenue, and an incentive fee, which is typically based on a fixed or variable percentage of hotel operating profits and in some cases may be subject to a stated return threshold to the owner, normally measured over a one-calendar year period. We recognize base fees as revenue when earned in accordance with the terms of the management agreement. For incentive fees, we recognize those amounts that would be due if the contract was terminated at the financial statement date.

•
Owned and leased hotel revenues primarily consist of hotel room rentals, revenue from accommodations sold in conjunction with other services (e.g., package reservations), food and beverage sales and other ancillary goods and services (e.g., parking) related to owned, leased and consolidated properties owned or leased by non-wholly owned entities. Revenues are recognized when rooms are occupied or goods and services have been delivered or rendered, respectively.

•
Other revenues include revenues generated by the incidental support of hotel operations for owned, leased, managed and franchised hotels, including purchasing operations, and other operating income. Purchasing revenues include any amounts received for vendor rebate arrangements that we participate in as a manager of hotel properties.

•
Other revenues from managed and franchised properties represent contractual reimbursements to us by property owners for the payroll and related costs for properties that we manage where the property employees are legally our responsibility, as well as certain other operating costs of the managed and franchised properties’ operations, marketing expenses and other expenses associated with our brands and shared services that are paid from fees collected in advance from these properties when the costs are incurred. The corresponding expenses are presented as other expenses from managed and franchised properties in our consolidated statements of operations, resulting in no effect on operating income (loss) or net income (loss).

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

Discontinued Operations

In determining whether a group of assets that is disposed (or to be disposed) should be presented as a discontinued operation, we analyze whether the group of assets being disposed represents a component of the Company; that is, whether it had historic operations and cash flows that were clearly distinguished, both operationally and for financial reporting purposes. In addition, we consider whether the disposal represents a strategic shift that has or will have a major effect on our operations and financial results. The results of discontinued operations, as well as any gain or loss on the disposal, if applicable, are aggregated and separately presented in our consolidated statements of operations, net of income taxes. The historical financial position of discontinued operations are aggregated and separately presented in our consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents include cash balances established as security for certain guarantees, ground rent and property tax escrows, insurance and furniture, fixtures and equipment replacement reserves required under certain lease agreements.

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

In connection with the October 24, 2007 transaction whereby we became a wholly owned subsidiary of an affiliate of Blackstone (the "Merger"), we recorded goodwill representing the excess purchase price over the fair value of the other identified assets and liabilities. We evaluate goodwill for potential impairment by comparing the carrying value of our reporting units to their fair value. Our reporting units are the same as our operating segments as described in Note 19: "Business Segments." We perform this evaluation annually or at an interim date if indicators of impairment exist. In any year we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we perform a quantitative analysis. The quantitative analysis is used to identify both the existence of impairment and the amount of the impairment loss by comparing the estimated fair value of a reporting unit with its carrying value, including goodwill. The estimated fair value is based on internal projections of expected future cash flows and operating plans, as well as market conditions relative to the operations of our reporting units. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired; otherwise, an impairment loss is recognized within our consolidated statements of operations in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Brands

We own, lease, manage and franchise hotels under our portfolio of brands. There are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of these brands and, accordingly, the useful lives of these brands are considered to be indefinite. As of December 31, 2017, our brand portfolio included Hilton Hotels & Resorts, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts, Canopy by Hilton, Curio - A Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton, Embassy Suites by Hilton, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton, Home2 Suites by Hilton and our timeshare brand, Hilton Grand Vacations.

At the time of the Merger, our brands were assigned a fair value based on a common valuation technique known as the relief from royalty approach. Canopy by Hilton, Curio - A Collection by Hilton, Tapestry Collection by Hilton, Tru by Hilton, and Home2 Suites by Hilton were launched post-Merger and, as such, they were not assigned fair values and we do not have any intangible assets for these brands recorded in our consolidated balances sheets. We evaluate our brands for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of the brand is below the carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we perform a quantitative analysis. If a brand’s estimated current fair value is less than its respective carrying value, the excess of the carrying value over the estimated fair value is recognized in our consolidated statements of operations within impairment loss.

Intangible Assets with Finite Useful Lives

We have certain finite lived intangible assets that were initially recorded at their fair value at the time of the Merger. These intangible assets consist of management contracts, franchise contracts, leases, certain proprietary technologies and our guest loyalty program, Hilton Honors. Additionally, we capitalize direct and incremental management and franchise contract acquisition costs, including development commissions, as finite lived intangible assets. Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives, which are generally as follows: management contracts recorded at the Merger (13 to 16 years), management contract acquisition costs (20 to 30 years), franchise contracts recorded at the Merger (12 to 13 years), franchise contract acquisition costs (10 to 20 years), leases (12 to 35 years), Hilton Honors (16 years) and capitalized software development costs (3 years).

We capitalize costs incurred to develop internal-use computer software and costs to acquire software licenses. Internal and external costs incurred in connection with development of upgrades or enhancements that result in additional information technology functionality are also capitalized. These capitalized costs are amortized on a straight-line basis over the estimated useful life of the software. These capitalized costs are recorded in other intangible assets in our consolidated balance sheets.

We review all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations.

Property and Equipment

Property and equipment are recorded at cost. Costs of improvements that extend the economic life or improve service potential are also capitalized. Capitalized costs are depreciated over their estimated useful lives. Costs for normal repairs and maintenance are expensed as incurred.

Depreciation is recorded using the straight-line method over the assets’ estimated useful lives, which are generally as follows: buildings and improvements (8 to 40 years), furniture and equipment (3 to 8 years) and computer equipment (3 to 5 years). Leasehold improvements are depreciated over the shorter of the estimated useful life, based on the estimates above, or the lease term.

We evaluate the carrying value of our property and equipment if there are indicators of potential impairment. We perform an analysis to determine the recoverability of the asset group carrying value by comparing the expected undiscounted future cash flows to the net book value of the asset group. If it is determined that the expected undiscounted future cash flows are less than the net book value of the asset group, the excess of the net book value over the estimated fair value is recorded in our consolidated statements of operations within impairment loss. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset group using discount and capitalization rates deemed reasonable for the type of assets, as well as prevailing market conditions, appraisals, recent similar transactions in the market and, if appropriate and available, current estimated net sales proceeds from pending offers.

If sufficient information exists to reasonably estimate the fair value of a conditional asset retirement obligation, including environmental remediation liabilities, we recognize the fair value of the obligation when the obligation is incurred, which is generally upon acquisition, construction or development or through the normal operation of the asset.

Hilton Honors

Hilton Honors is a guest loyalty and marketing program provided to hotels and resort properties. Nearly all of our owned, leased, managed and franchised hotels and resort properties participate in the Hilton Honors program. Hilton Honors members earn points based on their spending at our participating properties and through participation in affiliated partner programs. When points are earned by Hilton Honors members, the property or affiliated partner pays Hilton Honors based on an estimated cost per point for the estimated cost of award redemptions, as well as the costs of operating the program, which include marketing, promotion, communication and administrative expenses. Hilton Honors member points are accumulated and may be redeemed for the right to stay at participating properties, as well as for other goods and services from third parties, including, but not limited to, airlines, car rentals, cruises, vacation packages, shopping and dining.

We record a liability for the payments received from participating hotels and program partners in an amount equal to the estimated cost per point of the future redemption obligation. We engage outside actuaries to assist in determining the fair value of the future award redemption obligation using statistical formulas that project future point redemptions based on factors that include historical experience, an estimate of "breakage" (points that will never be redeemed), an estimate of the points that will eventually be redeemed and the cost of reimbursing hotels and other third parties in respect to other redemption opportunities available to members. Revenue is recognized by participating hotels and resorts only when points that have been redeemed for hotel stay certificates are used by members or their designees at the respective properties. Additionally, when members of the Hilton Honors loyalty program redeem award certificates at our owned and leased hotels, we recognize owned and leased hotel revenues in our consolidated statements of operations.

Fair Value Measurements - Valuation Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (i.e., an exit price). We use the three-level valuation hierarchy for classification of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our own assumptions about the data market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized below:

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

We record all derivatives at fair value. On the date the derivative contract is entered into, we may designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid ("cash flow hedge"), a hedge of the fair value of a recognized asset or liability ("fair value hedge") or a hedge of our investment in a foreign operation

("net investment hedge"). Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge or net investment hedge are recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. If we do not specifically designate a derivative as one of the above, changes in the fair value of the undesignated derivative instrument are reported in current period earnings. Likewise, the ineffective portion of designated derivative instruments is reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the consolidated statements of cash flows, while cash flows from undesignated derivative financial instruments are included as an investing activity.

If we determine that we qualify for and will designate a derivative as a hedging instrument, at the designation date we formally document all relationships between hedging activities, including the risk management objective and strategy for undertaking various hedge transactions. This process includes matching all derivatives that are designated as cash flow hedges to specific forecasted transactions, linking all derivatives designated as fair value hedges to specific assets and liabilities in the consolidated balance sheets and determining the foreign currency exposure of the net investment of the foreign operation for a net investment hedge.

On a quarterly basis, we assess the effectiveness of our designated hedges in offsetting the variability in the cash flows or fair values of the hedged assets or obligations using the Hypothetical Derivative Method. This method compares the cumulative change in fair value of each hedging instrument to the cumulative change in fair value of a hypothetical hedging instrument, which has terms that identically match the critical terms of the respective hedged transactions. Thus, the hypothetical hedging instrument is presumed to perfectly offset the hedged cash flows. Ineffectiveness results when the cumulative change in the fair value of the hedging instrument exceeds the cumulative change in the fair value of the hypothetical hedging instrument. We discontinue hedge accounting prospectively, when the derivative is no longer highly effective as a hedge, the underlying hedged transaction is no longer probable or the hedging instrument expires, is sold, terminated or exercised.

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

Insurance

We are self-insured for losses up to our third-party insurance deductibles for general liability, auto liability and workers' compensation at our owned, leased and managed properties that participate in our programs. We purchase insurance coverage for claim amounts that exceed our deductible obligations. In addition, through our captive insurance subsidiary, we participate in reinsurance arrangements that provide coverage for a certain portion of our deductibles and/or acts as a financial intermediary for claim payments on our self-insurance program, along with property and casualty insurance for certain international hotels that are reinsured by other third parties. These obligations and reinsurance arrangements can cause timing differences in the recognition of assets, liabilities, gains and losses between reporting periods, although these amounts ultimately offset when the related claims are settled. Our insurance reserves are accrued based on our deductibles related to the estimated ultimate cost of claims that occurred during the covered period, which includes claims incurred but not reported, for which we will be responsible. These estimates are prepared with the assistance of outside actuaries and consultants. The ultimate cost of claims for a covered period may differ from our original estimates.

Share-based Compensation

As part of our 2013 and 2017 Omnibus Incentive Plans, we award time-vesting restricted stock units and restricted stock ("RSUs"), nonqualified stock options ("options") and performance-vesting restricted stock units and restricted stock (collectively, "performance shares") to our eligible employees and deferred share units ("DSUs") to members of our board of directors.

•
RSUs generally vest in equal annual installments over two or three years from the date of grant. Vested RSUs generally will be settled for the Company's common stock, with the exception of certain awards that will be settled in cash. The grant date fair value is equal to the closing stock price on the grant date.

•
Options vest over three years in equal annual installments from the grant date and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances. The exercise price is equal to the closing price of the Company’s common stock on the date of grant. The grant date fair value is estimated using the Black-Scholes-Merton option-pricing model.

•
Performance shares are settled at the end of a three-year performance period with 50 percent of the shares subject to achievement based on a measure of the Company’s Adjusted earnings before interest expense, a provision for income taxes and depreciation and amortization ("EBITDA") compound annual growth rate ("CAGR") ("EBITDA CAGR") and the other 50 percent of the shares subject to achievement based on the Company’s free cash flow ("FCF") per share CAGR ("FCF CAGR"). The total number of performance shares that vest related to each performance measure is based on an achievement factor that, in both cases, ranges from a zero to a 200 percent payout. The grant date fair value for these awards is equal to the closing stock price on the grant date.

•
DSUs are issued to our independent directors and are fully vested and non-forfeitable on the grant date. DSUs are settled for shares of the Company's common stock, which are deliverable upon the earlier of termination of the individual's service on our board of directors or a change in control. The grant date fair value is equal to the closing stock price on the grant date.

We recognize these share-based payment transactions when services from the employees are received and recognize either a corresponding increase in additional paid-in capital or accounts payable, accrued expenses and other in our consolidated balance sheets, depending on whether the instruments granted satisfy the equity or liability classification criteria. The measurement objective for these equity awards is the estimated fair value at the grant date of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The compensation expense for an award classified as an equity instrument is recognized ratably over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award. Liability awards are measured based on the award’s fair value and the fair value is remeasured at each reporting date until the date of settlement. Compensation expense for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date) in the fair value of the instrument for each reporting period. Compensation expense for awards with performance conditions is recognized over the requisite service period if it is probable that the performance condition will be satisfied. If such performance conditions are not considered probable until they occur, no compensation expense for these awards is recognized.

Income Taxes

We account for income taxes using the asset and liability method. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and to recognize the deferred tax assets and liabilities that relate to tax consequences in future years, which result from differences between the respective tax basis of assets and liabilities and their financial reporting amounts and tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the respective temporary differences or operating loss or tax credit carryforwards are expected to be recovered or settled. The realization of deferred tax assets and tax loss and tax credit carryforwards is contingent upon the generation of future taxable income and other restrictions that may exist under the tax laws of the jurisdiction in which a deferred tax asset exists. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

On December 22, 2017, H.R.1, known as the Tax Cuts and Jobs Act of 2017 (the "TCJ Act") was signed into law and includes widespread changes to the Internal Revenue Code including, among other items, a reduction to the federal corporate tax rate to 21 percent, a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and the creation of new taxes on certain foreign earnings. As of December 31, 2017, we had not completed our accounting for the tax effects of enactment of the TCJ Act; however, where possible, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In other cases, we were not able to make a reasonable estimate and continued to account for those items based on the provisions of the tax laws that were in effect immediately prior to enactment. We will update our estimates and finalize our measurement of the result of the TCJ Act over a one-year measurement period, to be completed in or before December 2018.

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

In March 2016, the FASB issued ASU No. 2016-09 ("ASU 2016-09"), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as to clarify the classification in the statement of cash flows. We adopted ASU 2016-09 as of January 1, 2017. One of the provisions of this ASU requires entities to make an accounting policy election with respect to forfeitures of share-based payment awards, and we elected to account for forfeitures as they occur and adopted this provision of ASU 2016-09 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of January 1, 2017 of approximately $1 million. Additionally, we have applied the provisions of this ASU on a retrospective basis in our consolidated statements of cash flows, which includes presenting: (i) excess tax benefits as an operating activity, which were previously presented as a financing activity; and (ii) cash payments to tax authorities for employee taxes when shares are withheld to meet statutory withholding requirements as a financing activity, which were previously presented as an operating activity.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02 ("ASU 2016-02"), Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position as right-of-use assets and lease liabilities by lessees. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. We intend to adopt the standard on January 1, 2019 and apply the package of practical expedients available to us upon adoption. We are continuing to evaluate the effect that this ASU will have on our consolidated financial statements, but we expect this ASU to have a material effect on our consolidated balance sheet.

In May 2014, the FASB issued ASU No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue when a customer obtains control of promised goods or services and in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Subsequent to ASU 2014-09, the FASB issued several related ASUs to clarify the application of the new revenue recognition standard, collectively referred to herein as ASU 2014-09. ASU 2014-09 permits two transition approaches: full retrospective and modified retrospective. We will adopt ASU 2014-09 on January 1, 2018 using the full retrospective approach. In preparation for adoption, we have implemented internal controls and key system functionality to enable the preparation of the necessary financial information and have reached conclusions on key accounting assessments.

The primary anticipated effects of the provisions of ASU 2014-09 on revenues for the year ended December 31, 2017 are as follows:

•
Application, initiation and other fees, charged when (i) new hotels enter our system; (ii) there is a change of ownership; or (iii) contracts are extended, will be recognized over the term of the franchise contract, rather than upon execution of the contract. This change is expected to reduce franchise fees by $56 million.

•
Certain contract acquisition costs related to our management and franchise contracts will be recognized over the term of the contracts as a reduction to revenue, instead of as amortization expense. This change is expected to reduce franchise fees and base and other management fees by $5 million and $9 million, respectively, which will accordingly reduce depreciation and amortization by $14 million, with no effect on the Company's net income (loss).

•
Incentive management fees will be recognized to the extent that it is probable that a significant reversal will not occur as a result of future hotel profits or cash flows, as opposed to recognizing amounts that would be due if the management contract was terminated at the end of the reporting period. This change will not affect the Company's net income (loss) for any full year period.

•
Revenue related to our Hilton Honors guest loyalty program will be recognized upon point redemption, net of any reward reimbursement paid to a third party, as opposed to recognized on a gross basis at the time points are issued in conjunction with the accrual of the expected future cost of the reward reimbursement. Additionally, since we are also the sponsor of the loyalty program, points issued at owned and leased hotels will be accounted for as a reduction of revenue from owned and leased hotels, as opposed to expenses of owned and leased hotels. These changes are expected to reduce total revenues by $1,009 million, with a corresponding reduction to total expenses of $818 million, primarily reducing other revenues and expenses from managed and franchised properties and an expected offsetting reduction of revenues and expenses from owned and leased hotels of $18 million.

•
Reimbursable fees related to our management and franchise contracts will be recognized as they are billed, as opposed to when we incur the related expenses. This change is expected to increase other revenues from managed and franchised properties by $73 million, but could increase or reduce these revenues in other periods.

Revenue recognition related to our accounting for ongoing royalty and management fee revenues, direct reimbursable fees from our management and franchise contracts and hotel guest transactions at our owned and leased hotels will otherwise remain substantially unchanged.

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

In connection with the spin-offs, on January 2, 2017, Hilton entered into several agreements with Park and HGV that govern Hilton’s relationship with them following the Distribution, including: (i) a Distribution Agreement; (ii) an Employee Matters Agreement; (iii) a Tax Matters Agreement; (iv) a Transition Services Agreement ("TSA"); (v) a License Agreement with HGV; (vi) a Tax Stockholders Agreement; and (vii) management and franchise contracts with Park.

Under the TSA with Park and HGV, Hilton or one of its affiliates provides Park and HGV certain services for a period of up to two years from the date of the TSA to facilitate an orderly transition following the Distribution. The services that Hilton agreed to provide under the TSA include: finance; information technology; human resources and compensation; facilities; legal and compliance; and other services. The entity providing the services is compensated for any such services at agreed amounts as set forth in the TSA.

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

Under the management and franchise contracts with Park, Park pays agreed upon fees for various services that Hilton provides to support the operations of their hotels, as well as royalty fees for the licensing of Hilton's hotel brands. The terms of the management contracts generally include a base management fee, calculated as three percent of gross hotel revenues or receipts, and an incentive management fee, calculated as six percent of a specified measure of hotel earnings as determined in accordance with the applicable management contract. Additionally, payroll and related costs, certain other operating costs, marketing expenses and other expenses associated with Hilton's brands and shared services are directly reimbursed to Hilton by Park pursuant to the terms of the management and franchise contracts.

Financial Information

During the year ended December 31, 2017, we recognized $157 million of management and franchise fees and $1,197 million of other revenues from managed and franchised properties under our management and franchise contracts with Park. We also recognized $87 million of franchise fees under our License Agreement with HGV.

Prior to the spin-offs, the results of Park were reported in our ownership segment and the results of HGV were reported in our timeshare segment. Following the spin-offs, we do not report a timeshare segment, as we no longer have timeshare operations.

The following table presents the assets and liabilities of Park and HGV that were included in discontinued operations in our consolidated balance sheet:

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

The following table presents the results of operations of Park and HGV that were included in discontinued operations in our consolidated statements of operations:

	Year Ended December 31,
	2016	2015
	(in millions)
Total revenues from discontinued operations	$4,281	$4,139

Expenses
Owned and leased hotels	1,805	1,754
Timeshare	948	897
Depreciation and amortization	322	307
Other	298	153
Total expenses from discontinued operations	3,373	3,111

Gain on sales of assets, net	1	143

Operating income from discontinued operations	909	1,171

Non-operating loss, net	(210)	(208)

Income from discontinued operations before income taxes	699	963

Income tax expense	(327)	(428)

Income from discontinued operations, net of taxes	372	535
Income from discontinued operations attributable to noncontrolling interests, net of taxes	(6)	(7)
Income from discontinued operations attributable to Hilton stockholders, net of taxes	$366	$528

The following table presents selected financial information of Park and HGV that was included in our consolidated statements of cash flows:

	Year Ended December 31,
	2016	2015
	(in millions)
Non-cash items included in net income:
Depreciation and amortization	$322	$307
Gain on sales of assets, net	(1)	(143)

Investing activities:
Capital expenditures for property and equipment	$(255)	$(243)
Acquisitions, net of cash acquired	—	(1,402)
Proceeds from asset dispositions	—	1,866

Note 4: Disposals

Hilton Sydney

In July 2015, we completed the sale of the Hilton Sydney for a purchase price of 442 million Australian dollars (equivalent to $340 million as of the closing date of the sale). As a result of the sale, we recognized a pre-tax gain of $163 million included in gain on sales of assets, net in our consolidated statement of operations for the year ended December 31, 2015. The pre-tax gain was net of transaction costs, a goodwill reduction of $36 million and a reclassification of a currency translation adjustment of $25 million from accumulated other comprehensive loss into earnings concurrent with the disposition. The goodwill reduction was due to our consideration of the Hilton Sydney property as a business within our ownership segment; therefore, we reduced the carrying value of our goodwill by the amount representing the fair value of the business disposed relative to the fair value of the portion of our ownership reporting unit goodwill that was retained.

Note 5: Consolidated Variable Interest Entities

As of December 31, 2017 and 2016, we consolidated three VIEs: two entities that lease hotel properties and one management company. We are the primary beneficiaries of these consolidated VIEs as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities. Our consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised the following:

	December 31,
	2017	2016
	(in millions)
Cash and cash equivalents	$73	$57
Accounts receivable, net	16	14
Property and equipment, net	57	52
Deferred income tax assets	56	58
Other non-current assets	57	53
Accounts payable, accrued expenses and other	43	33
Long-term debt(1)	212	212
____________

(1)	Includes capital lease obligations of $191 million as of December 31, 2017 and 2016.

During the years ended December 31, 2017, 2016 and 2015 we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

In December 2016, one of our VIEs that we previously consolidated sold the hotel asset that it owned. As a result of the sale, we deconsolidated the VIE, as we no longer had the power to direct the activities that most significantly affected its performance. Our retained interest in the entity was accounted for as an equity investment and was included in other non-current assets in our consolidated balance sheet as of December 31, 2016. In July 2017, we received a distribution in complete liquidation of our remaining interest in the entity.

In June 2015, one of our consolidated VIEs modified the terms of its capital lease, resulting in a reduction in long-term debt of $24 million. Since the capital lease asset was previously fully impaired, this amount was recognized as a gain in other non-operating income, net in our consolidated statement of operations during the year ended December 31, 2015.

Note 6: Goodwill and Intangible Assets

Goodwill

Our goodwill balances, by reporting unit, were as follows:

	Ownership(1)	Management and Franchise(2)	Total
	(in millions)
Balance as of December 31, 2015	$193	$5,087	$5,280
Foreign currency translation	(9)	(53)	(62)
Balance as of December 31, 2016	184	5,034	5,218
Spin-off of Park	(91)	—	(91)
Foreign currency translation	11	52	63
Balance as of December 31, 2017	$104	$5,086	$5,190
____________

(1)
The balances as of December 31, 2016 and 2015 exclude goodwill of $2,707 million and $2,710 million, respectively, and accumulated impairment losses of $2,103 million that were attributable to Park and included in non-current assets of discontinued operations in our consolidated balance sheets. Amounts for the ownership reporting unit include the following gross carrying values and accumulated impairment losses for the periods presented:

	Gross Carrying Value	Accumulated Impairment Losses	Net Carrying Value
	(in millions)
Balance as of December 31, 2015	$865	$(672)	$193
Foreign currency translation	(9)	—	(9)
Balance as of December 31, 2016	856	(672)	184
Spin-off of Park	(423)	332	(91)
Foreign currency translation	11	—	11
Balance as of December 31, 2017	$444	$(340)	$104

(2)	There were no accumulated impairment losses for the management and franchise reporting unit as of December 31, 2017, 2016 and 2015.

Intangible Assets

Changes to our brands intangible assets from December 31, 2016 to December 31, 2017 were due to foreign currency translations.

Amortizing intangible assets were as follows:

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,242	$(1,715)	$527
Contract acquisition costs and other	457	(75)	382
	$2,699	$(1,790)	$909

Other amortizing intangible assets:
Leases(1)	$301	$(153)	$148
Capitalized software	585	(428)	157
Hilton Honors(1)	341	(217)	124
Other	38	(34)	4
	$1,265	$(832)	$433

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,221	$(1,534)	$687
Contract acquisition costs and other	343	(67)	276
	$2,564	$(1,601)	$963

Other amortizing intangible assets:
Leases(1)	$276	$(126)	$150
Capitalized software	510	(362)	148
Hilton Honors(1)	335	(192)	143
Other	37	(31)	6
	$1,158	$(711)	$447
____________

(1)	Represents intangible assets that were initially recorded at their fair value as part of the Merger.

Amortization expense on our amortizing intangible assets was $288 million, $312 million and $325 million for the years ended December 31, 2017, 2016 and 2015, respectively, including $67 million, $87 million and $87 million, respectively, of amortization expense on our capitalized software.

We estimated future amortization expense on our amortizing intangible assets as of December 31, 2017 to be as follows:

Year	(in millions)
2018	$286
2019	274
2020	223
2021	87
2022	75
Thereafter	397
$1,342

Note 7: Property and Equipment

Property and equipment were as follows:

	December 31,
	2017	2016
	(in millions)
Land	$12	$12
Buildings and leasehold improvements	428	384
Furniture and equipment	346	357
Construction-in-progress	17	14
	803	767
Accumulated depreciation	(450)	(426)
	$353	$341

As of December 31, 2017 and 2016, property and equipment included approximately $90 million and $122 million, respectively, of capital lease assets primarily consisting of buildings and leasehold improvements, net of $90 million and $74 million, respectively, of accumulated depreciation.

Depreciation expense on property and equipment was $59 million, $52 million and $60 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Note 8: Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other were as follows:

	December 31,
	2017	2016
	(in millions)
Accrued employee compensation and benefits	$502	$438
Accounts payable	282	314
Liability for guest loyalty program, current	622	543
Insurance reserves, current	264	122
Other accrued expenses	480	404
	$2,150	$1,821
Other accrued expenses consist of deferred revenues, deposit liabilities related to hotel operations, taxes, rent, interest and other accrued balances.

Note 9: Debt

Long-term Debt

Long-term debt balances, including obligations for capital leases, and associated interest rates as of December 31, 2017 were as follows:

	December 31,
	2017	2016
	(in millions)
Senior notes due 2021	$—	$1,500
Senior notes with a rate of 4.250% due 2024	1,000	1,000
Senior notes with a rate of 4.625% due 2025	900	—
Senior notes with a rate of 4.875% due 2027	600	—
Senior secured term loan facility due 2020	—	750
Senior secured term loan facility with a rate of 3.55%, due 2023	3,929	3,209
Capital lease obligations with an average rate of 6.33%, due 2021 to 2030	233	227
Other debt with an average rate of 2.65%, due 2018 to 2026	21	20
	6,683	6,706
Less: unamortized deferred financing costs and discount	(81)	(90)
Less: current maturities of long-term debt(1)	(46)	(33)
	$6,556	$6,583
____________

(1)	Net of unamortized deferred financing costs and discount attributable to current maturities of long-term debt.

Senior Notes

In March 2017, we issued $900 million aggregate principal amount of 4.625% Senior Notes due 2025 (the "2025 Senior Notes") and $600 million aggregate principal amount of 4.875% Senior Notes due 2027 (the "2027 Senior Notes"), and incurred $21 million of debt issuance costs. Interest on the 2025 Senior Notes and the 2027 Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning from October 2017. We used the net proceeds of the 2025 Senior Notes and the 2027 Senior Notes, along with available cash, to redeem in full our $1.5 billion 5.625% Senior Notes due 2021 (the "2021 Senior Notes"), plus accrued and unpaid interest. In connection with the repayment, we paid a redemption premium of $42 million and accelerated the recognition of $18 million of unamortized debt issuance costs, which were included in loss on debt extinguishment in our consolidated statement of operations for the year ended December 31, 2017.

In August 2016, Hilton issued $1.0 billion aggregate principal amount of 4.25% Senior Notes due 2024 (the "2024 Senior Notes") and incurred $20 million of debt issuance costs. Interest on the 2024 Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning from March 2017.

The 2024 Senior Notes, 2025 Senior Notes and 2027 Senior Notes are guaranteed on a senior unsecured basis by Hilton and certain of its wholly owned subsidiaries. See Note 23: "Condensed Consolidating Guarantor Financial Information" for additional details.

Senior Secured Credit Facilities

Our senior secured credit facility consists of a $1.0 billion senior secured revolving credit facility (the "Revolving Credit Facility") and a senior secured term loan facility (the "Term Loans"). The obligations of our senior secured credit facility are unconditionally and irrevocably guaranteed by Hilton and substantially all of our direct or indirect wholly owned domestic subsidiaries.

In November 2016, we amended the Revolving Credit Facility to extend the maturity to November 2021 and incurred $5 million of debt issuance costs. As of December 31, 2017, we had $41 million of letters of credit outstanding under our Revolving Credit Facility and a borrowing capacity of $959 million. We are required to pay a commitment fee of 0.125 percent per annum under the Revolving Credit Facility in respect of the unused commitments thereunder.

In August 2016, we amended the Term Loans pursuant to which $3,225 million of outstanding Term Loans were converted into a new tranche of Term Loans due October 2023 with an interest rate of LIBOR plus 250 basis points. In connection with this modification, we recognized an $8 million discount as a reduction to long-term debt in our consolidated balance sheet and $4 million of other debt issuance costs included in other non-operating income, net in our consolidated statement of operations for the year ended December 31, 2016.

In March 2017, we amended the Term Loans again pursuant to which the remaining $750 million of outstanding Term Loans due in 2020 were extended, aligning their maturity with the tranche of Term Loans due 2023. Additionally, concurrent with the extension, the entire balance of the Term Loans was repriced with an interest rate of LIBOR plus 200 basis points. In connection with the refinancing and modification of the Term Loans, we incurred $3 million of debt issuance costs, which were included in other non-operating income, net in our consolidated statement of operations for the year ended December 31, 2017.

Debt Maturities

The contractual maturities of our long-term debt as of December 31, 2017, were as follows:

Year	(in millions)
2018	$54
2019	55
2020	57
2021	58
2022	58
Thereafter	6,401
$6,683

Note 10: Other Liabilities

Other long-term liabilities were as follows:

	December 31,
	2017	2016
	(in millions)
Program surplus	$549	$446
Pension obligations	165	215
Other long-term tax liabilities	397	480
Deferred employee compensation and benefits	117	113
Insurance reserves	162	131
Other	80	107
	$1,470	$1,492

Program surplus represents obligations to operate our marketing, sales and brand programs on behalf of our hotel owners. Our obligations related to the insurance claims are expected to be satisfied, on average, over the next three years.

Note 11: Derivative Instruments and Hedging Activities

Cash Flow Hedges

In May 2017, we began hedging foreign exchange-based cash flow variability in certain of our foreign currency denominated management and franchise fees using forward contracts (the "Fee Forward Contracts"), and elected to designate these Fee Forward Contracts as cash flow hedges for accounting purposes. As of December 31, 2017, the Fee Forward Contracts had an aggregate notional amount of $31 million and maturities of 24 months or less.

In March 2017, we entered into two interest rate swap agreements with notional amounts of $1.6 billion and $750 million, which swap one-month LIBOR on the Term Loans to fixed rates of 1.98 percent and 2.02 percent, respectively, and expire in March 2022. We elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

Non-designated Hedges

As of December 31, 2017, we held short-term forward contracts with an aggregate notional amount of $353 million to offset exposure to fluctuations in certain of our foreign currency denominated cash balances. We elected not to designate these forward contracts as hedging instruments. Depending on the fair value of each contract, we classify it as an asset or liability.

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

		December 31,
	Balance Sheet Classification	2017	2016
		(in millions)
Cash Flow Hedges:
Interest rate swaps	Other non-current assets	$11	N/A
Forward contracts	Accounts payable, accrued expenses and other	1	N/A

Non-designated Hedges:
Interest rate swaps	Other liabilities	N/A	$12
Forward contracts	Other current assets	4	3
Forward contracts	Accounts payable, accrued expenses and other	1	4

Earnings Effect of Derivative Instruments

The gains and losses recognized in our consolidated statements of operations and consolidated statements of comprehensive income (loss) before any effect for income taxes were as follows:

		Year Ended December 31,
	Classification of Gain (Loss) Recognized	2017	2016	2015
		(in millions)
Cash Flow Hedges(1)(2):
Interest rate swaps	Other comprehensive income (loss)	$11	$(7)	$(11)
Forward contracts	Other comprehensive income (loss)	(1)	N/A	N/A

Non-designated Hedges:
Interest rate swaps	Other non-operating income, net	2	4	N/A
Interest rate swaps(3)	Interest expense	(10)	(4)	N/A
Forward contracts	Gain (loss) on foreign currency transactions	12	7	11
____________

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the years ended December 31, 2017, 2016 and 2015.

(2)	The earnings effect of the Fee Forward Contracts on fee revenues for the year ended December 31, 2017 was less than $1 million.

(3)
These amounts are related to the dedesignation of the 2013 Interest Rate Swaps as cash flow hedges and were reclassified from accumulated other comprehensive loss as the underlying transactions occurred.

Note 12: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below (see Note 11: "Derivative Instruments and Hedging Activities" for the fair value information of our derivatives and Note 15: "Employee Benefit Plans" for fair value information of our pension assets):

	December 31, 2017
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$284	$—	$284	$—
Restricted cash equivalents	12	—	12	—
Liabilities:
Long-term debt(1)	6,348	2,575	—	3,954

	December 31, 2016
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$782	$—	$782	$—
Restricted cash equivalents	11	—	11	—
Liabilities:
Long-term debt(1)	6,369	2,516	—	4,006
____________

(1)	The carrying values include unamortized deferred financing costs and discount. The carrying values and fair values exclude capital lease obligations and other debt.

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of December 31, 2017 and 2016. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

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

Note 13: Leases

We lease hotel properties, land, equipment and corporate office space under operating and capital leases. As of December 31, 2017 and 2016, we leased 59 hotels and 61 hotels, respectively, under operating leases, and four hotels under capital leases. As of December 31, 2017 and 2016, two of these capital leases were liabilities of VIEs that we consolidated and were non-recourse to us. Our leases expire at various dates from 2018 through 2196, with varying renewal options, and the majority expire before 2026.

Our operating leases may require minimum rent payments, contingent rent payments based on a percentage of revenue or income or rent payments equal to the greater of a minimum rent or contingent rent. In addition, we may be required to pay some, or all, of the capital costs for property and equipment in the hotel during the term of the lease.

The future minimum rent payments under non-cancelable leases as of December 31, 2017, were as follows:

	Operating Leases	Capital Leases	Non-Recourse Capital Leases
Year	(in millions)
2018	$192	$5	$19
2019	174	5	24
2020	175	6	24
2021	165	6	24
2022	130	5	24
Thereafter	1,025	34	158
Total minimum rent payments	$1,861	61	273
Less: amount representing interest		(19)	(82)
Present value of net minimum rent payments		$42	$191

Rent expense for all operating leases was as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Minimum rentals	$183	$224	$244
Contingent rentals	101	98	104
	$284	$322	$348

The amortization of assets recorded under capital leases is included in depreciation and amortization in our consolidated statements of operations and is recognized over the shorter of the lease term or useful life of the asset.

Note 14: Income Taxes

Our tax provision includes federal, state and foreign income taxes payable. The domestic and foreign components of income from continuing operations before income taxes were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
U.S. income before tax	$791	$934	$262
Foreign income (loss) before tax	139	(378)	271
Income from continuing operations before income taxes	$930	$556	$533

The components of our provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Current:
Federal	$239	$441	$164
State	59	143	51
Foreign	95	70	64
Total current	393	654	279
Deferred:
Federal	(679)	(116)	(606)
State	(24)	50	(86)
Foreign	(24)	(24)	65
Total deferred	(727)	(90)	(627)
Total provision (benefit) for income taxes	$(334)	$564	$(348)

Reconciliations of our tax provision at the U.S. statutory rate to the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Statutory U.S. federal income tax provision	$326	$194	$187
State income taxes, net of U.S. federal tax benefit	26	23	17
Impact of foreign operations	1	32	3
Effects of the Tax Cuts and Jobs Act	(665)	—	—
Nontaxable liquidation of subsidiaries	—	—	(628)
Corporate restructuring	—	482	—
Change in deferred tax asset valuation allowance	(48)	(22)	24
Provision (benefit) for uncertain tax positions	38	(139)	18
Non-deductible share-based compensation	—	—	23
Non-deductible goodwill	—	—	13
Other, net	(12)	(6)	(5)
Provision (benefit) for income taxes	$(334)	$564	$(348)

On December 22, 2017, the TCJ Act was signed into law, which permanently reduces the corporate income tax rate from a graduated 35 percent to a flat 21 percent rate and imposes a one-time transition tax on earnings of foreign subsidiaries that were previously deferred. As of December 31, 2017, we had not completed our accounting for the tax effects of enactment of the TCJ Act; however, where possible, as described below, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In other cases, we were not able to make a reasonable estimate and continued to account for those items based on the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which we were able to determine a reasonable estimate, we recognized a provisional benefit of $665 million, of which $517 million was the result of the remeasurement of U.S. deferred tax assets and liabilities and other tax liabilities.

Provisional amounts

•
Deferred tax assets and liabilities and other tax liabilities. We remeasured deferred tax assets and liabilities and other tax liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. The provisional amounts recorded related to the remeasurement of our deferred tax assets and liabilities, uncertain tax position reserves and other tax liabilities were income tax benefits of $517 million, $33 million and $84 million, respectively. However, this remeasurement is based on estimates as of the enactment date of the TCJ Act and our existing analysis of the numerous complex tax law changes in the TCJ Act. As we finalize our analysis of the tax law changes in the TCJ Act, including the impact on our current year tax return filing positions throughout the 2018 fiscal year, we will update our provisional amounts for this remeasurement.

•
Foreign taxation changes. A one-time transition tax is applied to foreign earnings previously not subjected to U.S. tax. The one-time transition tax is based on our total post-1986 earnings and profits ("E&P") that were previously deferred from U.S. income taxes, but is assessed at a lower tax rate than the federal corporate tax rate of 35 percent. We recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries based on estimates, as of the enactment date of the TCJ Act, for our controlled foreign subsidiaries and estimates of the total post-1986 E&P for noncontrolled foreign subsidiaries. Additionally, the language in the TCJ Act is not specific enough to address all aspects of the calculation of the transition tax and leaves certain components of the calculation open to interpretation. The U.S. Treasury department is expected to issue regulations to provide clarification. We will update our provisional amounts related to the transition tax for the E&P of our noncontrolled foreign subsidiaries as further guidance is provided by the U.S. Treasury department. We previously recorded a federal deferred tax liability for our deferred earnings at the statutory 35 percent rate. The application of the transition tax results in the deferred earnings previously recorded at 35 percent being subjected to a lower rate, resulting in a provisional income tax benefit of $15 million. We had not recorded certain deferred tax assets, related primarily to E&P deficits, for some foreign subsidiaries based upon an expectation that no tax benefit from such assets would be realized within the foreseeable future. The recognition of tax benefits from the deferred tax assets previously not recorded resulted in a provisional income tax benefit of $16 million.

We have not made sufficient progress on our analysis of the TCJ Act’s impact on our recognition of deferred tax assets and liabilities for outside basis differences in our investments in foreign subsidiaries due to the complexity of these calculations on both our U.S. and foreign tax positions and uncertainty regarding the impact of new taxes on certain foreign earnings and, therefore, have not recorded provisional amounts. As of December 31, 2017, we have not recorded any deferred tax assets or liabilities for outside basis differences in our investments in foreign subsidiaries. We will further analyze the impact of these new taxes on foreign earnings and their impact on our tax positions throughout fiscal year 2018 to allow us to complete the required accounting for our outside basis differences in our investments in foreign subsidiaries. We continued to apply Accounting Standards Codification 740 based on the provisions of the tax laws that were in effect immediately prior to the TCJ Act being enacted.

During the year ended December 31, 2016, we effected two corporate structuring transactions that included: (i) the organization of Hilton's assets and subsidiaries in preparation for the spin-offs; and (ii) a restructuring of Hilton's international assets and subsidiaries (the "international restructuring"). The international restructuring involved a transfer of certain assets, including intellectual property used in the international business, from U.S. subsidiaries to foreign subsidiaries, and became effective in December 2016. The transfer of the intellectual property resulted in the recognition of tax expense representing the estimated U.S. tax expected to be paid in future years on income generated from the intellectual property transferred to foreign subsidiaries. Further, our deferred effective tax rate is determined based upon the composition of applicable federal and state tax rates. Due to the changes in the footprint of the Company and the expected applicable tax rates at which our domestic deferred tax assets and liabilities will reverse in future periods as a result of the described structuring activities, our estimated deferred effective tax rate increased for the year ended December 31, 2016. In total, these structuring transactions, which became effective in December 2016, resulted in additional income tax expense of $482 million in the period.

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax asset (liability) were as follows:

	December 31,
	2017	2016
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$395	$394
Compensation	123	214
Other reserves	12	15
Capital lease obligations	78	84
Insurance reserves	27	36
Program surplus	17	84
Property and equipment	32	26
Investments	16	12
Other	57	66
Total gross deferred tax assets	757	931
Less: valuation allowance	(408)	(507)
Deferred tax assets	349	424
Deferred tax liabilities:
Brands	(1,121)	(1,626)
Amortizing intangible assets	(178)	(305)
Investment in foreign subsidiaries	—	(39)
Deferred income	—	(150)
Deferred tax liabilities	(1,299)	(2,120)
Net deferred taxes	$(950)	$(1,696)

As of December 31, 2017, we had foreign net operating loss carryforwards of $1.6 billion, which resulted in deferred tax assets of $395 million for foreign jurisdictions. Approximately $6 million of our deferred tax assets as of December 31, 2017 related to net operating loss carryforwards that will expire between 2018 and 2037 with less than $1 million of that amount expiring in 2018. Approximately $389 million of our deferred tax assets as of December 31, 2017 resulted from net operating loss carryforwards that are not subject to expiration. We believe that it is more likely than not that the benefit from certain foreign net operating loss carryforwards will not be realized. In recognition of this assessment, we provided a valuation allowance of $384 million as of December 31, 2017 on the deferred tax assets relating to the foreign net operating loss carryforwards. Our total valuation allowance relating to these net operating loss carryforwards and other deferred tax assets decreased $99 million during the year ended December 31, 2017. Based on our consideration of all available positive and negative evidence, we determined that it was more likely than not that we would be able to realize the benefit of certain foreign deferred tax assets and released valuation allowances of $48 million against our foreign deferred tax assets through continuing operations. Additionally, other factors that did not have any impact on income tax expense, including revaluations of certain foreign deferred tax assets and their associated valuation allowances, resulted in the reduction of total valuation allowances of $51 million.

We classify reserves for tax uncertainties within current income taxes payable and other long-term liabilities in our consolidated balance sheets. Reconciliations of the beginning and ending amounts of unrecognized tax benefits were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Balance at beginning of year	$174	$315	$296
Additions for tax positions related to the prior year	3	77	25
Additions for tax positions related to the current year	126	9	8
Reductions for tax positions related to prior years	(10)	(204)	(4)
Settlements	(9)	(21)	(4)
Lapse of statute of limitations	(2)	(2)	(2)
Currency translation adjustment	1	—	(4)
Balance at end of year	$283	$174	$315

The changes to our unrecognized tax benefits during the year ended December 31, 2017 were primarily related to uncertainty regarding the valuation of certain tax assets in the U.S. and the United Kingdom. The changes to our unrecognized tax benefits during the years ended December 31, 2016 and 2015 were primarily the result of items identified, resolved and settled as part of our ongoing U.S. federal audit. We recognize interest and penalties accrued related to uncertain tax positions in income tax expense. During the years ended December 31, 2017, 2016 and 2015, we accrued $3 million, $4 million and $5 million, respectively, of interest and penalties and as of December 31, 2017 and 2016, we had accrued balances of $33 million and $30 million, respectively, for the related payments. Included in the balance of uncertain tax positions as of December 31, 2017 and 2016 were $285 million and $176 million, respectively, associated with positions that if favorably resolved would provide a benefit to our effective tax rate.

In April 2014, we received 30-day Letters from the Internal Revenue Service ("IRS") and the Revenue Agents Report ("RAR") for the 2006 and October 2007 tax years. We disagreed with several of the proposed adjustments in the RAR, filed a formal appeals protest with the IRS and did not make any tax payments related to this audit. The issues being protested in appeals relate to assertions by the IRS that: (i) certain foreign currency denominated intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries; (ii) in calculating the amount of U.S. taxable income resulting from our Hilton Honors guest loyalty program, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed; and (iii) certain foreign currency denominated loans issued by one of our Luxembourg subsidiaries whose functional currency is USD, should instead be treated as issued by one of our Belgian subsidiaries whose functional currency is the euro, and thus foreign currency gains and losses with respect to such loans should have been measured in euros, instead of USD. Additionally, in January 2016, we received a 30-day Letter from the IRS and the RAR for the December 2007 through 2010 tax years. The RAR includes the proposed adjustments for tax years December 2007 through 2010, which reflect the carryover effect of the three protested issues from 2006 through October 2007. These proposed adjustments will also be protested in appeals, and formal appeals protests have been submitted. In total, the proposed adjustments sought by the IRS would result in additional U.S. federal tax owed of approximately $874 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to Hilton Honors would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. However, based on continuing appeals process discussions with the IRS, we believe that it is more likely than not that we will not recognize the full benefit related to certain of the issues being appealed. Accordingly, we have recorded $45 million of unrecognized tax benefits related to these issues.

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign tax jurisdictions. We are under regular and recurring audit by the IRS and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in federal, state, local and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. We are no longer subject to U.S. federal income tax examination for years through 2004. As of December 31, 2017, we remain subject to federal examinations from 2005 through 2016, state examinations from 2005 through 2016 and foreign examinations of our income tax returns for the years 1996 through 2016.

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

Note 15: Employee Benefit Plans

We sponsor multiple domestic and international employee benefit plans. Benefits are based upon years of service and compensation.

We have a noncontributory retirement plan in the U.S. (the "Domestic Plan"), which covers certain employees not earning union benefits. This plan was frozen for participant benefit accruals in 1996; therefore, the projected benefit obligation is equal to the accumulated benefit obligation. The plan assets will be used to pay benefits due to employees for service through December 31, 1996. Since employees have not accrued additional benefits from that time, we do not utilize salary or pension inflation assumptions in calculating our benefit obligation for the Domestic Plan. The annual measurement date for the Domestic Plan is December 31.

We also have multiple employee benefit plans that cover many of our international employees. These include: (i) a plan that covers workers in the United Kingdom (the "U.K. Plan"), which was frozen to further service accruals on November 30, 2013; and (ii) a number of smaller plans that cover workers in various countries around the world (the "International Plans"). The annual measurement date for all of these plans is December 31.

We are required to recognize the funded status of our pension plans, which is the difference between the fair value of plan assets and the projected benefit obligations, in our consolidated balance sheets and make corresponding adjustments for changes in the value through accumulated other comprehensive loss, net of taxes.

The following table presents the projected benefit obligation, the fair value of plan assets, the funded status and the accumulated benefit obligation for the Domestic Plan, the U.K. Plan and the International Plans:

	Domestic Plan		U.K. Plan		International Plans
	2017	2016	2017	2016	2017	2016
	(in millions)
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$381	$394	$404	$391	$81	$82
Service cost	—	—	2	2	1	2
Interest cost	12	13	10	12	1	2
Actuarial loss	16	1	4	87	3	2
Settlements and curtailments	(1)	(2)	—	—	—	(1)
Effect of foreign exchange rates	—	—	40	(74)	4	(1)
Benefits paid	(24)	(25)	(17)	(14)	(4)	(5)
Benefit obligation at end of year	$384	$381	$443	$404	$86	$81

Change in Plan Assets:
Fair value of plan assets at beginning of year	$267	$265	$336	$368	$58	$60
Actual return on plan assets, net of expenses	43	11	24	42	6	1
Employer contributions	21	18	9	5	4	3
Settlements	(1)	(2)	—	—	—	(1)
Effect of foreign exchange rates	—	—	34	(65)	1	—
Benefits paid	(24)	(25)	(17)	(14)	(4)	(5)
Fair value of plan assets at end of year	306	267	386	336	65	58
Funded status at end of year (underfunded)	(78)	(114)	(57)	(68)	(21)	(23)
Accumulated benefit obligation	$384	$381	$443	$404	$86	$81

Amounts recognized in the consolidated balance sheets consisted of the following:

	Domestic Plan		U.K. Plan		International Plans
	2017	2016	2017	2016	2017	2016
	(in millions)
Other non-current assets	$—	$4	$—	$—	$9	$6
Other liabilities	(78)	(118)	(57)	(68)	(30)	(29)
Net amount recognized	$(78)	$(114)	$(57)	$(68)	$(21)	$(23)

Amounts recognized in accumulated other comprehensive loss consisted of the following:

	Domestic Plan			U.K. Plan			International Plans
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(in millions)
Net actuarial loss (gain)	$(15)	$—	$15	$13	$41	$16	$—	$3	$1
Prior service credit	(3)	(3)	(4)	—	—	—	—	—	—
Amortization of net loss	(3)	(3)	(3)	(4)	(2)	(2)	—	(1)	(9)
Net amount recognized	$(21)	$(6)	$8	$9	$39	$14	$—	$2	$(8)

The estimated unrecognized net losses and prior service cost that will be amortized into net periodic pension cost over the fiscal year following the indicated year were as follows:

	Domestic Plan			U.K. Plan			International Plans
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(in millions)
Unrecognized net losses	$3	$2	$2	$4	$4	$2	$—	$—	$—
Unrecognized prior service cost	4	4	4	—	—	—	—	—	—
Amount unrecognized	$7	$6	$6	$4	$4	$2	$—	$—	$—

The net periodic pension cost (credit) was as follows:

	Domestic Plan			U.K. Plan			International Plans
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(in millions)
Service cost	$8	$8	$7	$2	$2	$2	$2	$3	$3
Interest cost	12	13	16	10	12	15	2	2	2
Expected return on plan assets	(19)	(19)	(19)	(19)	(22)	(25)	(3)	(3)	(4)
Amortization of prior service cost	3	4	4	—	—	—	—	—	—
Amortization of net loss	3	3	3	4	2	2	—	—	—
Settlement losses	—	—	—	—	—	—	—	—	10
Net periodic pension cost (credit)	$7	$9	$11	$(3)	$(6)	$(6)	$1	$2	$11

The weighted-average assumptions used to determine benefit obligations were as follows:

	Domestic Plan		U.K. Plan		International Plans
	2017	2016	2017	2016	2017	2016
Discount rate	3.6%	4.0%	2.6%	2.8%	2.4%	3.1%
Salary inflation	N/A	N/A	1.8	1.9	2.2	2.1
Pension inflation	N/A	N/A	3.0	3.1	1.8	1.7

The weighted-average assumptions used to determine net periodic pension cost (credit) were as follows:

	Domestic Plan			U.K. Plan			International Plans
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate	4.0%	4.2%	3.9%	2.8%	3.9%	3.8%	3.0%	3.5%	3.3%
Expected return on plan assets	7.0	7.3	7.5	5.5	6.5	6.5	4.3	5.4	5.1
Salary inflation	N/A	N/A	N/A	1.9	1.7	1.6	2.1	2.1	2.2
Pension inflation	N/A	N/A	N/A	3.1	2.8	2.8	1.7	1.6	1.8

The investment objectives for the various plans are preservation of capital, current income and long-term growth of capital. All plan assets are managed by outside investment managers and do not include investments in Hilton stock. Asset allocations are reviewed periodically by the investment managers.

Expected long-term returns on plan assets are determined using historical performance for debt and equity securities held by our plans, actual performance of plan assets and current and expected market conditions. Expected returns are formulated based on the target asset allocation. The target asset allocation for the Domestic Plan, as a percentage of total plan assets, as of December 31, 2017 and 2016, was 80 percent and 65 percent, respectively, in funds that invest in equity securities, and 20 percent and 35 percent, respectively, in funds that invest in debt securities. The target asset allocation for the U.K. Plan and the International Plans was 75 percent and 65 percent in funds that invest in equity and debt securities and 25 percent and 35 percent in bond funds as of December 31, 2017 and 2016, respectively.

The following tables present the fair value hierarchy of total plan assets measured at fair value by asset category. The fair values of Level 2 assets were based on available market pricing information of similar financial instruments.

	December 31, 2017
	Domestic Plan		U.K. Plan		International Plans
	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2
	(in millions)
Cash and cash equivalents	$—	$—	$—	$—	$11	$—
Equity funds	—	—	—	—	—	6
Debt securities	—	—	—	—	—	—
Bond funds	—	—	—	—	—	5
Common collective trusts	—	306	—	386	—	43
Other	—	—	—	—	—	—
Total	$—	$306	$—	$386	$11	$54

	December 31, 2016
	Domestic Plan		U.K. Plan		International Plans
	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2
	(in millions)
Cash and cash equivalents	$—	$—	$—	$—	$10	$—
Equity funds	25	—	—	—	3	6
Debt securities	1	62	—	—	—	—
Bond funds	—	—	—	—	—	6
Common collective trusts	—	139	—	336	—	33
Other	—	40	—	—	—	—
Total	$26	$241	$—	$336	$13	$45

We expect to contribute approximately $19 million, $9 million and $4 million to the Domestic Plan, the U.K. Plan and the International Plans, respectively, in 2018.

As of December 31, 2017, the benefits expected to be paid in the next five years and in the aggregate for the five years thereafter were as follows:

	Domestic Plan	U.K. Plan	International Plans
Year	(in millions)
2018	$33	$18	$10
2019	26	18	5
2020	26	19	5
2021	26	19	5
2022	26	19	5
2023-2027	121	102	26
	$258	$195	$56

As of January 1, 2007, the Domestic Plan and plans maintained for certain domestic hotels currently or formerly managed by us were merged into a multiple employer plan. As of December 31, 2017 and 2016, the multiple employer plan had combined plan assets of $331 million and $289 million, respectively, and a projected benefit obligation of $409 million and $405 million, respectively.

We also have plans covering qualifying employees and non-officer directors (the "Supplemental Plans"). Benefits for the Supplemental Plans are based upon years of service and compensation. Since December 31, 1996, employees and non-officer directors have not accrued additional benefits under the Supplemental Plans. These plans are self-funded by us and, therefore, have no plan assets isolated to pay benefits due to employees. As of December 31, 2017 and 2016, these plans had benefit obligations of $15 million and $19 million, respectively, which were fully accrued in other liabilities in our consolidated balance sheets. Expenses incurred under the Supplemental Plans for the years ended December 31, 2017 and 2016 were $1 million and $3 million, respectively, and for the year ended December 31, 2015 were less than $1 million.

We have various employee defined contribution investment plans whereby we contribute matching percentages of employee contributions. The aggregate expense under these plans totaled $15 million, $17 million and $18 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 16: Share-Based Compensation

We recognized share-based compensation expense of $121 million, $81 million and $147 million during the years ended December 31, 2017, 2016 and 2015, respectively, which included amounts reimbursed by hotel owners. The total tax benefit recognized related to this share-based compensation expense was $49 million, $31 million and $31 million for the years ended December 31, 2017, 2016 and 2015, respectively. Share-based compensation expense for the year ended December 31, 2015 included compensation expense that was recognized when certain remaining awards granted in connection with our initial public offering vested during 2015. As of December 31, 2017 and 2016, we accrued $15 million in accounts payable, accrued expenses and other in our consolidated balance sheets for certain awards settled in cash.

As of December 31, 2017, unrecognized compensation costs for unvested awards was approximately $116 million, which is expected to be recognized over a weighted-average period of 1.8 years on a straight-line basis. As of December 31, 2017, there were 17,968,736 shares of common stock available for future issuance under our 2017 Omnibus Incentive Plan, plus any shares subject to awards outstanding under our 2013 Omnibus Incentive Plan, which will become available for issuance under our 2017 Omnibus Incentive Plan as a result of such outstanding awards expiring or terminating or being canceled or forfeited.

All share and share-related information presented for periods prior to January 3, 2017 have been adjusted to reflect the Reverse Stock Split. See Note 1: "Organization" for additional information.

Effect of the Spin-offs on Equity Awards

In connection with the spin-offs, the outstanding share-based compensation awards held by employees transferring to Park and HGV were converted to equity awards in Park and HGV common stock, respectively.

Share-based compensation awards of employees remaining at Hilton were adjusted using a conversion factor in accordance with the anti-dilution provisions of the 2013 Omnibus Incentive Plan with the intent to preserve the intrinsic value of the original awards (the "Conversion Factor"). The adjustments were determined by comparing the fair value of such awards immediately prior to the spin-offs to the fair value of such awards immediately after the spin-offs. The comparison resulted in no incremental share-based compensation expense. Equity awards that were adjusted generally remain subject to the same vesting, expiration and other terms and conditions as applied to the awards immediately prior to the spin-offs.

RSUs

The following table provides information about our RSU grants for the last three fiscal years:

	Year Ended December 31,
	2017	2016	2015
Number of shares granted	1,467,396	1,169,238	679,546
Weighted average grant date fair value per share	$58.80	$59.73	$82.38
Fair value of shares vested (in millions)	$78	$40	$90

The following table summarizes the activity of our RSUs during the year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2016	1,624,541	$65.24
Conversion from performance shares upon completion of the spin-offs(1)	671,604	72.42
Effect of the spin-offs(2)	439,113	57.60
Granted	1,467,396	58.80
Vested(2)	(1,199,987)	51.65
Forfeited(2)	(161,736)	50.33
Outstanding as of December 31, 2017	2,840,931	51.44
____________

(1)	Represents all performance shares outstanding as of December 31, 2016.

(2)	The weighted average grant date fair value was adjusted to reflect the Conversion Factor.

Options

The following table provides information about our option grants for the last three fiscal years:

	Year Ended December 31,
	2017	2016	2015
Number of options granted	748,965	503,150	309,528
Weighted average exercise price per share	$58.40	$58.83	$82.38
Weighted average grant date fair value per share	$13.96	$16.41	$25.17

The grant date fair value of each of these option grants was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected volatility(1)	24.00%	32.00%	28.00%
Dividend yield(2)	0.92% - 1.03%	1.43%	—%
Risk-free rate(3)	1.93% - 2.03%	1.36%	1.67%
Expected term (in years)(4)	6.0	6.0	6.0
____________

(1)
Estimated using historical movement of Hilton's stock price and, due to limited trading history, historical volatility of our peer group over a time period consistent with our expected term assumption.

(2)	Estimated based on the expected annualized dividend payment at the grant date. For the 2015 options granted, we had no plans to pay dividends during the expected term at the time of grant.

(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.

(4)	Estimated using the average of the vesting periods and the contractual term of the options.

The following table summarizes the activity of our options during the year ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2016	1,076,031	$66.83
Effect of the spin-offs(1)	251,145	57.60
Granted	748,965	58.40
Exercised(1)	(61,888)	46.75
Forfeited or expired(1)	(20,799)	53.47
Outstanding as of December 31, 2017(2)	1,993,454	51.24
Exercisable as of December 31, 2017(1)(2)	741,798	48.32
____________

(1)	The weighted average exercise price was adjusted to reflect the Conversion Factor.

(2)	The aggregate intrinsic value of options outstanding and options exercisable was $57 million and $23 million, respectively, as of December 31, 2017.

The weighted average remaining contractual term for options outstanding as of December 31, 2017 was 8.6 years.

Performance Shares

As of December 31, 2016, we had outstanding performance awards based on a measure of the Company’s total shareholder return relative to the total shareholder returns of members of a peer company group ("relative shareholder return") and based on the Company’s EBITDA CAGR. In November 2016, we modified our performance shares, such that upon completion of the spin-offs, we converted all 671,604 outstanding performance shares to RSUs based on a 100 percent achievement percentage with the same vesting periods as the original awards. We recognized $3.3 million and $0.3 million of incremental expense related to the modification of these awards during the years ended December 31, 2017 and 2016, respectively, and we will recognize additional expense of $2.3 million from the modification in 2018.

During the year ended December 31, 2017, we issued performance shares with 50 percent of the shares subject to achievement based on the Company's EBITDA CAGR and the other 50 percent of the shares subject to achievement based on the Company’s FCF CAGR. The performance shares are settled at the end of the three-year performance period. We determined that the performance condition for these awards is probable of achievement and, as of December 31, 2017, we recognized compensation expense based on the anticipated achievement percentage of 200 percent and 175 percent for the performance awards based on EBITDA CAGR and FCF CAGR, respectively. As of December 31, 2017, there were no outstanding performance shares based on relative shareholder return.

The following table provides information about our performance share grants for the last three fiscal years:

	Year Ended December 31,
	2017	2016	2015
EBITDA CAGR:
Number of shares granted	179,006	300,784	204,523
Weighted average grant date fair value per share	$58.40	$58.83	$82.38
Fair value of shares vested (in millions)	$—	$12	$—

FCF CAGR:
Number of shares granted	178,975	N/A	N/A
Weighted average grant date fair value per share	$58.40	N/A	N/A
Fair value of shares vested (in millions)	$—	N/A	N/A

Relative Shareholder Return:
Number of shares granted	N/A	300,784	204,523
Weighted average grant date fair value per share	N/A	$62.43	$98.94
Fair value of shares vested (in millions)	N/A	$16	$—

The following table summarizes the activity of our performance shares during the year ended December 31, 2017:

	EBITDA CAGR		FCF CAGR
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2016	335,802	$68.09	—	N/A
Conversion to RSUs upon completion of the spin-offs	(335,802)	68.09	—	N/A
Granted	179,006	58.40	178,975	$58.40
Forfeited or canceled	(2,915)	58.02	(2,914)	58.02
Outstanding as of December 31, 2017	176,091	58.41	176,061	58.41

DSUs

During the years ended December 31, 2017, 2016 and 2015, we issued to our independent directors 16,638, 11,393 and 6,179 DSUs, respectively, with weighted average grant date fair values of $66.09, $66.12 and $84.96, respectively.

Note 17: Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share ("EPS"). All share and per share amounts for the years ended December 31, 2016 and 2015 have been adjusted to reflect the Reverse Stock Split. See Note 1: "Organization" for additional information.

	Year Ended December 31,
	2017	2016	2015
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income (loss) from continuing operations attributable to Hilton stockholders	$1,259	$(18)	$876
Denominator:
Weighted average shares outstanding	324	329	329
Basic EPS	$3.88	$(0.05)	$2.67

Diluted EPS:
Numerator:
Net income (loss) from continuing operations attributable to Hilton stockholders	$1,259	$(18)	$876
Denominator:
Weighted average shares outstanding	327	329	330
Diluted EPS	$3.85	$(0.05)	$2.66

Approximately 1 million, 2 million and less than 1 million share-based compensation awards were excluded from the weighted average shares outstanding in the computation of diluted EPS for the years ended December 31, 2017, 2016 and 2015, respectively, because their effect would have been anti-dilutive under the treasury stock method.

Note 18: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2014	$(446)	$(179)	$(3)	$(628)
Other comprehensive loss before reclassifications	(150)	(21)	(7)	(178)
Amounts reclassified from accumulated other comprehensive loss	16	6	—	22
Net current period other comprehensive loss	(134)	(15)	(7)	(156)
Balance as of December 31, 2015	(580)	(194)	(10)	(784)
Other comprehensive loss before reclassifications	(157)	(63)	(5)	(225)
Amounts reclassified from accumulated other comprehensive loss	(1)	6	3	8
Net current period other comprehensive loss	(158)	(57)	(2)	(217)
Balance as of December 31, 2016	(738)	(251)	(12)	(1,001)
Other comprehensive income before reclassifications	160	15	7	182
Amounts reclassified from accumulated other comprehensive loss	1	7	6	14
Net current period other comprehensive income	161	22	13	196
Spin-offs of Park and HGV	63	—	—	63
Balance as of December 31, 2017	$(514)	$(229)	$1	$(742)
____________

(1)	Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature.

The following table presents additional information about reclassifications out of accumulated other comprehensive loss (amounts in parentheses indicate a loss in our consolidated statement of operations):

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Currency translation adjustment:
Sale or liquidation of investment in foreign entity(1)	$(2)	$—	$(25)
Gains on net investment hedges(2)	1	1	—
Tax benefit(3)(4)	—	—	9
Total currency translation adjustment reclassifications for the period, net of taxes	(1)	1	(16)
Pension liability adjustment:
Amortization of prior service cost(5)	(3)	(4)	(4)
Amortization of net loss(5)	(7)	(5)	(5)
Tax benefit(3)	3	3	3
Total pension liability adjustment reclassifications for the period, net of taxes	(7)	(6)	(6)
Cash flow hedge adjustment:
Dedesignation of interest rate swaps(6)	(10)	(4)	—
Tax benefit(3)	4	1	—
Total cash flow hedge adjustment reclassifications for the period, net of taxes	(6)	(3)	—
Total reclassifications for the period, net of taxes	$(14)	$(8)	$(22)
____________

(1)
Reclassified out of accumulated other comprehensive loss to gain (loss) on foreign currency transactions and gain on sales of assets, net in our consolidated statements of operations for the years ended December 31, 2017 and 2015, respectively.

(2)	Reclassified out of accumulated other comprehensive loss to gain (loss) on foreign currency transactions in our consolidated statements of operations.

(3)	Reclassified out of accumulated other comprehensive loss to income tax benefit (expense) in our consolidated statements of operations.

(4)	The tax benefit was less than $1 million for the years ended December 31, 2017 and 2016.

(5)
Reclassified out of accumulated other comprehensive loss to general and administrative expenses in our consolidated statements of operations. These amounts were included in the computation of net periodic pension cost. See Note 15: "Employee Benefit Plans" for additional information.

(6)
Reclassified out of accumulated other comprehensive loss to interest expense in our consolidated statements of operations. Refer to Note 11: "Derivative Instruments and Hedging Activities" for additional information.

Note 19: Business Segments

We are a hospitality company with operations organized in two distinct operating segments: (i) management and franchise; and (ii) ownership. These segments are managed and reported separately because of their distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us. As of December 31, 2017, this segment included 656 managed hotels and 4,507 franchised hotels consisting of 825,808 total rooms, which includes 67 hotels with 35,406 rooms that were previously owned or leased by Hilton or unconsolidated affiliates of Hilton and, upon completion of the spin-offs, were owned or leased by Park or unconsolidated affiliates of Park. This segment also earns fees for managing properties in our ownership segment and, effective upon completion of the spin-offs, a license fee from HGV.

As of December 31, 2017, the ownership segment included 73 properties totaling 22,206 rooms, comprising 64 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, two hotels leased by consolidated VIEs and six hotels owned or leased by unconsolidated affiliates.

The performance of our operating segments is evaluated primarily on operating income, without allocating corporate and other revenues and other expenses or general and administrative expenses.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Management and franchise(1)	$1,983	$1,580	$1,496
Ownership	1,450	1,452	1,596
Segment revenues	3,433	3,032	3,092
Other revenues	105	82	71
Other revenues from managed and franchised properties	5,645	4,310	4,011
Intersegment fees elimination(1)	(43)	(42)	(41)
Total revenues	$9,140	$7,382	$7,133
____________

(1)	Includes management, royalty and intellectual property fees charged to our ownership segment, which were eliminated in our consolidated statements of operations.

The following table presents operating income for our reportable segments, reconciled to consolidated income from continuing operations before income taxes:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Management and franchise(1)	$1,983	$1,580	$1,496
Ownership(1)	121	115	141
Segment operating income	2,104	1,695	1,637
Other revenues, less other expenses	49	16	22
Depreciation and amortization	(347)	(364)	(385)
General and administrative	(434)	(403)	(537)
Gain on sales of assets, net	—	8	163
Operating income	1,372	952	900
Interest expense	(408)	(394)	(377)
Gain (loss) on foreign currency transactions	3	(16)	(41)
Loss on debt extinguishment	(60)	—	—
Other non-operating income, net	23	14	51
Income from continuing operations before income taxes	$930	$556	$533
____________

(1)	Includes management, royalty and intellectual property fees charged to our ownership segment by our management and franchise segment, which were eliminated in our consolidated financial statements.

The following table presents total assets for our reportable segments, reconciled to consolidated assets of continuing operations:

	December 31,
	2017	2016
	(in millions)
Management and franchise	$11,454	$10,825
Ownership	964	1,032
Corporate and other	1,890	2,529
	$14,308	$14,386

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated capital expenditures of continuing operations:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Ownership	$32	$45	$52
Corporate and other	26	17	15
	$58	$62	$67

Total revenues by country were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
U.S.	$7,033	$5,315	$4,935
United Kingdom	547	955	1,017
All other	1,560	1,112	1,181
	$9,140	$7,382	$7,133

Other than the countries included above, there were no countries that individually represented more than 10 percent of total revenues for the years ended December 31, 2017, 2016 and 2015.

Property and equipment, net by country was as follows:

	December 31,
	2017	2016
	(in millions)
U.S.	$105	$92
Japan	94	87
United Kingdom	82	79
Germany	36	35
All other	36	48
	$353	$341

Other than the countries included above, there were no countries that individually represented more than 10 percent of total property and equipment, net as of December 31, 2017 and 2016.

Note 20: Commitments and Contingencies

We provide performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified operating performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of December 31, 2017, we had six contracts containing performance guarantees, with expirations ranging from 2019 to 2030, and possible cash outlays totaling approximately $79 million. Our obligations under these guarantees in future periods are dependent on the operating performance levels of these hotels over the remaining terms of the performance guarantees. We do not have any letters of credit pledged as collateral against these guarantees. As of December 31, 2017 and 2016, we recorded $12 million and $11 million, respectively, in accounts payable, accrued expenses and other and $9 million and $17 million, respectively, in other liabilities in our consolidated balance sheets for two outstanding performance guarantees that are related to VIEs for which we are not the primary beneficiary.

We are involved in litigation arising in the normal course of business, some of which includes claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of December 31, 2017 will not have a material effect on our consolidated financial position, results of operations or cash flows.

Note 21: Related Party Transactions

Equity Investments

We hold equity investments in entities that own or lease properties that we manage. The following tables summarize amounts included in our consolidated financial statements related to these management contracts:

	December 31,
	2017	2016
	(in millions)
Balance Sheets
Assets:
Accounts receivable, net	$2	$4
Management and franchise contracts, net	20	20

Liabilities:
Accounts payable, accrued expenses and other	1	1

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Statements of Operations
Revenues:
Franchise fees	$1	$1	$1
Base and other management fees	6	8	6
Incentive management fees	3	4	2
Other revenues from managed and franchised properties	22	21	31

Expenses:
Other expenses from managed and franchised properties	22	21	31

Statements of Cash Flows
Investing Activities:
Contract acquisition costs	—	—	4

Blackstone

Blackstone directly and indirectly owns or controls hotels that we manage or franchise and for which we receive fees in connection with the related management and franchise contracts. Our maximum exposure to loss related to these hotels is limited to the amounts discussed below; therefore, our involvement with these hotels does not expose us to additional variability or risk of loss. Due to continued sales of the Company's common stock, Blackstone was no longer considered a related party of the Company as of October 1, 2017. As such, only financial information related to Blackstone as of December 31, 2016 and for the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015 is included in the following tables, which summarize amounts included in our consolidated financial statements related to their management and franchise contracts:

December 31,
2016
(in millions)
Balance Sheets
Assets:
Accounts receivable, net	$18
Management and franchise contracts, net	13

Liabilities:
Accounts payable, accrued expenses and other	8

	Year Ended December 31,
	2017(1)	2016	2015
	(in millions)
Statements of Operations
Revenues:
Franchise fees	$19	$29	$34
Base and other management fees	5	10	11
Incentive management fees	1	3	3
Other revenues from managed and franchised properties	113	144	160

Expenses:
Other expenses from managed and franchised properties	113	144	160

Statements of Cash Flows
Investing Activities:
Contract acquisition costs	11	—	—
____________

(1)	Includes amounts only for the nine months ended September 30, 2017, the period in 2017 during which Blackstone was a related party of the Company.

Note 22: Supplemental Disclosures of Cash Flow Information

Interest paid during the years ended December 31, 2017, 2016 and 2015, was $314 million, $478 million and $485 million, respectively.

Income taxes, net of refunds, paid during the years ended December 31, 2017, 2016 and 2015 were $526 million, $677 million and $475 million, respectively.

The following non-cash investing and financing activities were excluded from the consolidated statements of cash flows:

•	In 2017, we had non-cash financing activities of $25 million in connection with the spin-offs.

•	In 2016, we transferred $116 million of Park's property and equipment to HGV's timeshare inventory for conversion into timeshare units.

•	In 2015, we assumed a $450 million loan as a result of an acquisition for Park.

•	In 2015, one of our consolidated VIEs modified the terms of its capital lease resulting in a reduction in long-term debt of $24 million.

Note 23: Condensed Consolidating Guarantor Financial Information

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

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by HWP, the Parent and certain of the Parent's 100 percent owned domestic restricted subsidiaries that are themselves not issuers of the applicable series of Senior Notes (together, the "Guarantors''). The indentures that govern the Senior Notes provide that any subsidiary of the Company that provides a guarantee of our senior secured credit facility will guarantee the Senior Notes. As of December 31, 2017, none of our foreign subsidiaries or U.S. subsidiaries owned by foreign subsidiaries or conducting foreign operations or our non-wholly owned subsidiaries guarantee the Senior Notes (collectively, the "Non-Guarantors").

In September 2016, certain employees, assets and liabilities of a guarantor subsidiary were transferred into HOC. This transfer was considered to be a transfer of assets rather than a transfer of a business. Accordingly, we have separately presented HOC as a subsidiary issuer in our condensed consolidating financial information prospectively from the date of the transfer. Due to the timing of the transfer, our condensed consolidating statements of operations include the results of operations of HOC beginning October 1, 2016.

In connection with the spin-offs, certain entities that were previously guarantors of the 2021 Senior Notes and 2024 Senior Notes were released and no longer guaranteed these senior notes. The condensed consolidating financial information presents the financial information based on the composition of the Guarantors and Non-Guarantors as of December 31, 2017.

The guarantees are full and unconditional, subject to certain customary release provisions. The indentures that govern the Senior Notes provide that any Guarantor may be released from its guarantee so long as: (i) the subsidiary is sold or sells all of its assets; (ii) the subsidiary is released from its guaranty under our senior secured credit facility; (iii) the subsidiary is declared "unrestricted" for covenant purposes; (iv) the subsidiary is merged with or into the applicable Subsidiary Issuers or another Guarantor or the Guarantor liquidates after transferring all of its assets to the applicable Subsidiary Issuers or another Guarantor; or (v) the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied, in each case in compliance with applicable provisions of the indentures.
The following tables present the condensed consolidating financial information as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015, for the Parent, HWF Issuers, HOC, Guarantors and Non-Guarantors.

	December 31, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$2	$18	$550	$—	$570
Restricted cash and cash equivalents	—	—	61	10	29	—	100
Accounts receivable, net	—	—	21	702	275	—	998
Intercompany receivables	—	—	—	—	40	(40)	—
Prepaid expenses	—	—	6	24	84	(3)	111
Income taxes receivable	—	—	—	60	—	(24)	36
Other	—	—	1	15	155	—	171
Total current assets	—	—	91	829	1,133	(67)	1,986
Intangibles and Other Assets:
Investments in subsidiaries	2,081	7,451	8,713	2,081	—	(20,326)	—
Goodwill	—	—	—	3,824	1,366	—	5,190
Brands	—	—	—	4,405	485	—	4,890
Management and franchise contracts, net	—	—	2	634	273	—	909
Other intangible assets, net	—	—	1	283	149	—	433
Property and equipment, net	—	—	20	67	266	—	353
Deferred income tax assets	6	—	105	—	124	(122)	113
Other	—	20	31	183	200	—	434
Total intangibles and other assets	2,087	7,471	8,872	11,477	2,863	(20,448)	12,322
TOTAL ASSETS	$2,087	$7,471	$8,963	$12,306	$3,996	$(20,515)	$14,308
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$15	$20	$256	$1,229	$633	$(3)	$2,150
Intercompany payables	—	—	40	—	—	(40)	—
Current maturities of long-term debt	—	32	—	—	14	—	46
Income taxes payable	—	—	—	—	36	(24)	12
Total current liabilities	15	52	296	1,229	683	(67)	2,208
Long-term debt	—	5,333	983	—	240	—	6,556
Deferred revenues	—	—	—	97	—	—	97
Deferred income tax liabilities	—	5	—	1,180	—	(122)	1,063
Liability for guest loyalty program	—	—	—	839	—	—	839
Other	—	—	233	581	656	—	1,470
Total liabilities	15	5,390	1,512	3,926	1,579	(189)	12,233
Equity:
Total Hilton stockholders' equity	2,072	2,081	7,451	8,380	2,414	(20,326)	2,072
Noncontrolling interests	—	—	—	—	3	—	3
Total equity	2,072	2,081	7,451	8,380	2,417	(20,326)	2,075
TOTAL LIABILITIES AND EQUITY	$2,087	$7,471	$8,963	$12,306	$3,996	$(20,515)	$14,308

	December 31, 2016
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$3	$22	$1,037	$—	$1,062
Restricted cash and cash equivalents	—	—	87	9	25	—	121
Accounts receivable, net	—	—	7	484	264	—	755
Intercompany receivables	—	—	—	—	42	(42)	—
Prepaid expenses	—	—	6	21	65	(3)	89
Income taxes receivable	—	—	—	30	—	(17)	13
Other	—	—	1	5	33	—	39
Current assets of discontinued operations	—	—	—	—	1,502	(24)	1,478
Total current assets	—	—	104	571	2,968	(86)	3,557
Intangibles and Other Assets:
Investments in subsidiaries	5,889	11,300	12,583	5,889	—	(35,661)	—
Goodwill	—	—	—	3,824	1,394	—	5,218
Brands	—	—	—	4,404	444	—	4,848
Management and franchise contracts, net	—	—	—	716	247	—	963
Other intangible assets, net	—	—	1	296	150	—	447
Property and equipment, net	—	—	12	62	267	—	341
Deferred income tax assets	10	2	167	—	82	(179)	82
Other	—	12	30	213	153	—	408
Non-current assets of discontinued operations	—	—	—	12	10,345	(10)	10,347
Total intangibles and other assets	5,899	11,314	12,793	15,416	13,082	(35,850)	22,654
TOTAL ASSETS	$5,899	$11,314	$12,897	$15,987	$16,050	$(35,936)	$26,211
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$26	$293	$1,091	$414	$(3)	$1,821
Intercompany payables	—	—	42	—	—	(42)	—
Current maturities of long-term debt	—	26	—	—	7	—	33
Income taxes payable	—	—	—	—	73	(17)	56
Current liabilities of discontinued operations	—	—	—	77	721	(24)	774
Total current liabilities	—	52	335	1,168	1,215	(86)	2,684
Long-term debt	—	5,361	981	—	241	—	6,583
Deferred revenues	—	—	—	42	—	—	42
Deferred income tax liabilities	—	—	—	1,919	38	(179)	1,778
Liability for guest loyalty program	—	—	—	889	—	—	889
Other	—	12	277	490	713	—	1,492
Non-current liabilities of discontinued operations	—	—	4	—	6,900	(10)	6,894
Total liabilities	—	5,425	1,597	4,508	9,107	(275)	20,362
Equity:
Total Hilton stockholders' equity	5,899	5,889	11,300	11,479	6,993	(35,661)	5,899
Noncontrolling interests	—	—	—	—	(50)	—	(50)
Total equity	5,899	5,889	11,300	11,479	6,943	(35,661)	5,849
TOTAL LIABILITIES AND EQUITY	$5,899	$11,314	$12,897	$15,987	$16,050	$(35,936)	$26,211

	Year Ended December 31, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$143	$1,127	$129	$(17)	$1,382
Base and other management fees	—	—	1	201	134	—	336
Incentive management fees	—	—	—	76	146	—	222
Owned and leased hotels	—	—	—	—	1,450	—	1,450
Other revenues	—	—	31	70	11	(7)	105
	—	—	175	1,474	1,870	(24)	3,495
Other revenues from managed and franchised properties	—	—	154	4,893	598	—	5,645
Total revenues	—	—	329	6,367	2,468	(24)	9,140

Expenses
Owned and leased hotels	—	—	—	—	1,286	—	1,286
Depreciation and amortization	—	—	5	247	95	—	347
General and administrative	—	—	327	—	113	(6)	434
Other expenses	—	—	17	29	27	(17)	56
	—	—	349	276	1,521	(23)	2,123
Other expenses from managed and franchised properties	—	—	154	4,893	598	—	5,645
Total expenses	—	—	503	5,169	2,119	(23)	7,768

Gain (loss) on sales of assets, net	—	—	—	(1)	1	—	—

Operating income (loss)	—	—	(174)	1,197	350	(1)	1,372

Interest expense	—	(244)	(106)	—	(59)	1	(408)
Gain (loss) on foreign currency transactions	—	—	10	124	(131)	—	3
Loss on debt extinguishment	—	(60)	—	—	—	—	(60)
Other non-operating income (loss), net	—	(3)	4	7	15	—	23

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(307)	(266)	1,328	175	—	930

Income tax benefit (expense)	(3)	122	48	69	98	—	334

Income (loss) before equity in earnings from subsidiaries	(3)	(185)	(218)	1,397	273	—	1,264

Equity in earnings from subsidiaries	1,262	1,447	1,665	1,262	—	(5,636)	—

Net income	1,259	1,262	1,447	2,659	273	(5,636)	1,264
Net income attributable to noncontrolling interests	—	—	—	—	(5)	—	(5)
Net income attributable to Hilton stockholders	$1,259	$1,262	$1,447	$2,659	$268	$(5,636)	$1,259

Comprehensive income	$1,455	$1,276	$1,463	$2,662	$436	$(5,832)	$1,460
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(5)	—	(5)
Comprehensive income attributable to Hilton stockholders	$1,455	$1,276	$1,463	$2,662	$431	$(5,832)	$1,455

	Year Ended December 31, 2016
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$21	$1,031	$112	$(10)	$1,154
Base and other management fees	—	—	—	126	116	—	242
Incentive management fees	—	—	—	16	126	—	142
Owned and leased hotels	—	—	—	—	1,452	—	1,452
Other revenues	—	—	10	61	11	—	82
	—	—	31	1,234	1,817	(10)	3,072
Other revenues from managed and franchised properties	—	—	32	3,777	501	—	4,310
Total revenues	—	—	63	5,011	2,318	(10)	7,382

Expenses
Owned and leased hotels	—	—	—	—	1,295	—	1,295
Depreciation and amortization	—	—	1	272	91	—	364
General and administrative	—	—	90	204	109	—	403
Other expenses	—	—	1	31	44	(10)	66
	—	—	92	507	1,539	(10)	2,128
Other expenses from managed and franchised properties	—	—	32	3,777	501	—	4,310
Total expenses	—	—	124	4,284	2,040	(10)	6,438

Gain on sales of assets, net	—	—	—	—	8	—	8

Operating income (loss)	—	—	(61)	727	286	—	952

Interest expense	—	(261)	(30)	(51)	(52)	—	(394)
Gain (loss) on foreign currency transactions	—	—	11	(150)	123	—	(16)
Other non-operating income, net	—	1	1	8	4	—	14

Income (loss) from continuing operations before income taxes and equity in losses from subsidiaries	—	(260)	(79)	534	361	—	556

Income tax benefit (expense)	193	100	32	(319)	(570)	—	(564)

Income (loss) from continuing operations before equity in losses from subsidiaries	193	(160)	(47)	215	(209)	—	(8)

Equity in losses from subsidiaries	(211)	(51)	(4)	(211)	—	477	—

Income (loss) from continuing operations, net of taxes	(18)	(211)	(51)	4	(209)	477	(8)
Income from discontinued operations, net of taxes	366	366	366	428	374	(1,528)	372
Net income	348	155	315	432	165	(1,051)	364
Net income attributable to noncontrolling interests	—	—	—	—	(16)	—	(16)
Net income attributable to Hilton stockholders	$348	$155	$315	$432	$149	$(1,051)	$348

Comprehensive income	$131	$153	$320	$361	$15	$(834)	$146
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(15)	—	(15)
Comprehensive income attributable to Hilton stockholders	$131	$153	$320	$361	$—	$(834)	$131

	Year Ended December 31, 2015
	Parent	HWF Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$998	$101	$(12)	$1,087
Base and other management fees	—	—	125	105	—	230
Incentive management fees	—	—	18	120	—	138
Owned and leased hotels	—	—	—	1,596	—	1,596
Other revenues	—	—	61	10	—	71
	—	—	1,202	1,932	(12)	3,122
Other revenues from managed and franchised properties	—	—	3,510	501	—	4,011
Total revenues	—	—	4,712	2,433	(12)	7,133

Expenses
Owned and leased hotels	—	—	—	1,414	—	1,414
Depreciation and amortization	—	—	288	97	—	385
General and administrative	—	—	424	113	—	537
Other expenses	—	—	37	24	(12)	49
	—	—	749	1,648	(12)	2,385
Other expenses from managed and franchised properties	—	—	3,510	501	—	4,011
Total expenses	—	—	4,259	2,149	(12)	6,396

Gain on sales of assets, net	—	—	—	163	—	163

Operating income	—	—	453	447	—	900

Interest expense	—	(281)	(50)	(46)	—	(377)
Gain (loss) on foreign currency transactions	—	—	77	(118)	—	(41)
Other non-operating income, net	—	—	14	37	—	51

Income (loss) from continuing operations before income taxes and equity in earnings from subsidiaries	—	(281)	494	320	—	533

Income tax benefit (expense)	(7)	108	189	58	—	348

Income (loss) from continuing operations before equity in earnings from subsidiaries	(7)	(173)	683	378	—	881

Equity in earnings from subsidiaries	883	1,056	373	—	(2,312)	—

Income from continuing operations, net of taxes	876	883	1,056	378	(2,312)	881
Income from discontinued operations, net of taxes	528	528	528	460	(1,509)	535
Net income	1,404	1,411	1,584	838	(3,821)	1,416
Net income attributable to noncontrolling interests	—	—	—	(12)	—	(12)
Net income attributable to Hilton stockholders	$1,404	$1,411	$1,584	$826	$(3,821)	$1,404

Comprehensive income	$1,248	$1,404	$1,546	$727	$(3,665)	$1,260
Comprehensive income attributable to noncontrolling interests	—	—	—	(12)	—	(12)
Comprehensive income attributable to Hilton stockholders	$1,248	$1,404	$1,546	$715	$(3,665)	$1,248

	Year Ended December 31, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(113)	$(103)	$988	$322	$(170)	$924
Investing Activities:
Capital expenditures for property and equipment	—	—	(12)	(12)	(34)	—	(58)
Contract acquisition costs	—	—	—	(38)	(37)	—	(75)
Capitalized software costs	—	—	—	(75)	—	—	(75)
Other	—	(13)	—	(1)	3	(3)	(14)
Net cash used in investing activities	—	(13)	(12)	(126)	(68)	(3)	(222)
Financing Activities:
Borrowings	—	1,822	—	—	2	—	1,824
Repayment of debt	—	(1,852)	—	—	(8)	—	(1,860)
Debt issuance costs and redemption premium	—	(69)	—	—	—	—	(69)
Repayment of intercompany borrowings	—	—	(3)	—	—	3	—
Intercompany transfers	1,086	225	122	(865)	(568)	—	—
Dividends paid	(195)	—	—	—	—	—	(195)
Intercompany dividends	—	—	—	—	(170)	170	—
Cash transferred in spin-offs of Park and HGV	—	—	—	—	(501)	—	(501)
Repurchases of common stock	(891)	—	—	—	—	—	(891)
Distributions to noncontrolling interests	—	—	—	—	(1)	—	(1)
Tax withholdings on share-based compensation	—	—	(31)	—	—	—	(31)
Net cash provided by (used in) financing activities	—	126	88	(865)	(1,246)	173	(1,724)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	8	—	8
Net decrease in cash, restricted cash and cash equivalents	—	—	(27)	(3)	(984)	—	(1,014)
Cash, restricted cash and cash equivalents from continuing operations, beginning of period	—	—	90	31	1,062	—	1,183
Cash, restricted cash and cash equivalents from discontinued operations, beginning of period	—	—	—	—	501	—	501
Cash, restricted cash and cash equivalents, beginning of period	—	—	90	31	1,563	—	1,684
Cash, restricted cash and cash equivalents, end of period	$—	$—	$63	$28	$579	$—	$670

	Year Ended December 31, 2016
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(37)	$—	$912	$1,095	$(605)	$1,365
Investing Activities:
Capital expenditures for property and equipment	—	—	—	(9)	(308)	—	(317)
Issuance of intercompany receivables	—	—	—	(192)	(42)	234	—
Payments received on intercompany receivables	—	—	—	192	—	(192)	—
Proceeds from asset dispositions	—	—	—	—	11	—	11
Contract acquisition costs	—	—	—	(46)	(9)	—	(55)
Capitalized software costs	—	—	—	(73)	(8)	—	(81)
Other	—	(6)	—	(35)	5	—	(36)
Net cash used in investing activities	—	(6)	—	(163)	(351)	42	(478)
Financing Activities:
Borrowings	—	—	1,000	—	3,715	—	4,715
Repayment of debt	—	(266)	—	—	(4,093)	—	(4,359)
Debt issuance costs	—	(17)	(20)	—	(39)	—	(76)
Intercompany borrowings	—	—	—	42	192	(234)	—
Repayment of intercompany borrowings	—	—	—	—	(192)	192	—
Intercompany transfers	277	326	(890)	(854)	1,141	—	—
Dividends paid	(277)	—	—	—	—	—	(277)
Intercompany dividends	—	—	—	—	(605)	605	—
Distributions to noncontrolling interests	—	—	—	—	(32)	—	(32)
Tax withholdings on share-based compensation	—	—	—	(15)	—	—	(15)
Net cash provided by (used in) financing activities	—	43	90	(827)	87	563	(44)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	(15)	—	(15)
Net increase (decrease) in cash, restricted cash and cash equivalents	—	—	90	(78)	816	—	828
Cash, restricted cash and cash equivalents from continuing operations, beginning of period	—	—	—	109	524	—	633
Cash, restricted cash and cash equivalents from discontinued operations, beginning of period	—	—	—	—	223	—	223
Cash, restricted cash and cash equivalents, beginning of period	—	—	—	109	747	—	856
Cash, restricted cash and cash equivalents from continuing operations, end of period	—	—	90	31	1,062	—	1,183
Cash, restricted cash and cash equivalents from discontinued operations, end of period	—	—	—	—	501	—	501
Cash, restricted cash and cash equivalents, end of period	$—	$—	$90	$31	$1,563	$—	$1,684

	Year Ended December 31, 2015
	Parent	HWF Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by operating activities	$—	$184	$975	$723	$(436)	$1,446
Investing Activities:
Capital expenditures for property and equipment	—	—	(11)	(299)	—	(310)
Acquisitions, net of cash acquired	—	—	—	(1,402)	—	(1,402)
Proceeds from asset dispositions	—	—	—	2,205	—	2,205
Contract acquisition costs	—	—	(23)	(14)	—	(37)
Capitalized software costs	—	—	(57)	(5)	—	(62)
Other	—	—	13	7	—	20
Net cash provided by (used in) investing activities	—	—	(78)	492	—	414
Financing Activities:
Borrowings	—	—	—	48	—	48
Repayment of debt	—	(775)	—	(849)	—	(1,624)
Intercompany transfers	138	591	(693)	(36)	—	—
Dividends paid	(138)	—	—	—	—	(138)
Intercompany dividends	—	—	(184)	(252)	436	—
Distributions to noncontrolling interests	—	—	—	(8)	—	(8)
Tax withholdings on share-based compensation	—	—	(31)	—	—	(31)
Net cash used in financing activities	—	(184)	(908)	(1,097)	436	(1,753)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	(19)	—	(19)
Net increase (decrease) in cash, restricted cash and cash equivalents	—	—	(11)	99	—	88
Cash, restricted cash and cash equivalents from continuing operations, beginning of period	—	—	119	509	—	628
Cash, restricted cash and cash equivalents from discontinued operations, beginning of period	—	—	1	139	—	140
Cash, restricted cash and cash equivalents, beginning of period	—	—	120	648	—	768
Cash, restricted cash and cash equivalents from continuing operations, end of period	—	—	109	524	—	633
Cash, restricted cash and cash equivalents from discontinued operations, end of period	—	—	—	223	—	223
Cash, restricted cash and cash equivalents, end of period	$—	$—	$109	$747	$—	$856

Note 24: Selected Quarterly Financial Information

The following table sets forth the historical unaudited quarterly financial data for the periods indicated. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments necessary to fairly present our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions, except per share data)
Revenues	$2,161	$2,346	$2,354	$2,279	$9,140
Operating income	277	365	382	348	1,372
Net income	75	167	181	841	1,264
Net income attributable to Hilton stockholders	74	166	179	840	1,259
Basic earnings per share(1)	$0.22	$0.51	$0.56	$2.63	$3.88
Diluted earnings per share(1)	$0.22	$0.51	$0.55	$2.61	$3.85

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions, except per share data)
Revenues	$1,726	$1,950	$1,867	$1,839	$7,382
Operating income	170	273	265	244	952
Income (loss) from continuing operations, net of taxes	191	100	89	(388)	(8)
Income from discontinued operations, net of taxes	119	144	103	6	372
Net income (loss)	310	244	192	(382)	364
Net income (loss) attributable to Hilton stockholders	309	239	187	(387)	348
Basic earnings (loss) per share(1):
Net income (loss) from continuing operations	$0.58	$0.29	$0.27	$(1.20)	$(0.05)
Net income from discontinued operations	0.36	0.44	0.30	0.02	1.11
Net income (loss)	$0.94	$0.73	$0.57	$(1.18)	$1.06
Diluted earnings (loss) per share(1):
Net income (loss) from continuing operations	$0.58	$0.29	$0.27	$(1.20)	$(0.05)
Net income from discontinued operations	0.36	0.43	0.30	0.02	1.11
Net income (loss)	$0.94	$0.72	$0.57	$(1.18)	$1.06
____________

(1)
The sum of the earnings (loss) per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares outstanding in interim periods.

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

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information about common stock that may be issued under our existing equity compensation plans. The only plan pursuant to which the Company may grant new equity-based awards is the Company’s 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"), which replaced the Company’s 2013 Omnibus Incentive Plan (the "2013 Incentive Plan"). The number of securities to be issued upon exercise of outstanding options, warrants and rights reflected in the table below includes shares underlying equity-based awards granted, and that remained outstanding as of December 31, 2017 under, the 2017 Incentive Plan and the 2013 Incentive Plan.

	As of December 31, 2017
	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	5,573,387	$51.24	17,968,736
____________

(1)
In addition to shares issuable upon exercise of stock options, also includes 3,579,933 shares that may be issued upon the vesting of restricted stock units, shares that may be issued upon the vesting of performance shares and director deferred share units and dividend equivalents accrued thereon. The number of shares to be issued in respect of performance shares has been calculated based on the assumption that the maximum levels of performance applicable to the performance shares will be achieved. The restricted stock units, performance shares and deferred share units cannot be exercised for consideration.

The remaining information required by this item is incorporated by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 14.     Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

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

3.3	Amended and Restated By-Laws of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36243) filed on November 17, 2017).
4.1
Indenture with respect to the 4.625% Senior Notes due 2025 (the "2025 Notes") and the 4.875% Senior Notes due 2027 (the "2027 Notes"), dated as of March 16, 2017, by and among Hilton Worldwide Finance LLC, Hilton Worldwide Finance Corp., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36243) filed on March 22, 2017).

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

4.5	Form of 4.250% Senior Note due 2024 (included in Exhibit 4.4).
4.6
First Supplemental Indenture with respect to the 2025 Notes and the 2027 Notes, dated as of December 6, 2017, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

4.7
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

4.8
Second Supplemental Indenture with respect to the 2024 Notes, dated as of September 22, 2016, among Hilton Domestic Operating Company Inc., Hilton Worldwide Parent LLC, and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended September 30, 2016).

4.9
Third Supplemental Indenture with respect to the 2024 Notes, dated as of October 20, 2016, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K (File No. 001-36243) for the year ended December 31, 2016).

Exhibit Number	Exhibit Description
4.10
Fourth Supplemental Indenture with respect to the 2024 Notes, dated as of December 12, 2016, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K (File No. 001-36243) for the year ended December 31, 2016).

4.11	Fifth Supplemental Indenture with respect to the 2024 Notes, dated as of December 6, 2017, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.
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

10.3
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

10.4
Amendment No. 3, dated as of March 16, 2017, to the Credit Agreement, dated as of October 25, 2013 (as amended), by and among Hilton Worldwide Holdings Inc., Hilton Worldwide Parent LLC, Hilton Worldwide Finance LLC, the other guarantors party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent, collateral agent, swing line lender and L/C issuer and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on March 22, 2017).

10.5
Security Agreement, dated as of October 25, 2013, among the grantors identified therein and Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).

10.6
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

10.7
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

10.8
Stockholders Agreement, dated as of December 17, 2013, by and among Hilton Worldwide Holdings Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36243) filed on December 17, 2013).

10.9	Hilton Worldwide Holdings Inc. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).*
10.10	Severance Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).*
10.11	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).*
10.12	2005 Executive Deferred Compensation Plan (as Amended and Restated Effective as of January 1, 2018).*
10.13	Form of 2014 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2014).*
10.14	Form of 2015 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2015).*

Exhibit Number	Exhibit Description
10.15	Form of Deferred Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended June 30, 2015.*
10.16
Form of Restricted Stock Agreement - Conversion of 2016 Performance Shares (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2017).*

10.17	Form of 2016 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2016).*
10.18	Form of 2017 Performance Share Agreement (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2017).*
10.19	Form of 2017 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2017).*
10.20	Form of 2017 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2017).*
10.21
Form of 2017 Restricted Stock Unit Agreement for Special Awards (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2017).*

10.22	Hilton 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on May 26, 2017).*
10.23
Form of Deferred Share Unit Agreement for independent directors (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended June 30, 2017).*

10.24
Letter Agreement relating to certain tax matters, dated as of October 24, 2016, by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc., and certain of Hilton Worldwide Holdings Inc.’s stockholders (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on October 24, 2016).

10.25
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

10.27
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

10.31
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

Exhibit Number	Exhibit Description
10.34
Tax Stockholders Agreement, dated January 2, 2017, among Hilton Worldwide Holdings Inc., Hilton Grand Vacations Inc. and the other parties thereto (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on January 4, 2017).

10.35	Restricted Stock Unit Agreement with Jonathan Witter (Two-Year Vesting).*
10.36	Restricted Stock Unit Agreement with Jonathan Witter (Four-Year Vesting).*
12	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Item 16.     Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in McLean, Virginia, on the 14th day of February 2018.

HILTON WORLDWIDE HOLDINGS INC.

By:	/s/ Christopher J. Nassetta
Name:	Christopher J. Nassetta
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 14th day of February 2018.

Signature	Title
/s/ Christopher J. Nassetta	President, Chief Executive Officer and Director
Christopher J. Nassetta	(principal executive officer)

/s/ Jonathan D. Gray	Chairman of the Board of Directors
Jonathan D. Gray

/s/ Charlene T. Begley	Director
Charlene T. Begley

/s/ Melanie L. Healey	Director
Melanie L. Healey

/s/ Raymond E. Mabus, Jr.	Director
Raymond E. Mabus, Jr.

/s/ Judith A. McHale	Director
Judith A. McHale

/s/ John G. Schreiber	Director
John G. Schreiber

/s/ Elizabeth A. Smith	Director
Elizabeth A. Smith

/s/ Douglas M. Steenland	Director
Douglas M. Steenland

/s/ Zhang Ling	Director
Zhang Ling

/s/ Kevin J. Jacobs	Executive Vice President and Chief Financial Officer
Kevin J. Jacobs	(principal financial officer)

/s/ Michael W. Duffy	Senior Vice President and Chief Accounting Officer
Michael W. Duffy	(principal accounting officer)