Form 10-Q
period 2018-03-31
Hilton Worldwide Holdings Inc.
filed 2018-04-26
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of April 19, 2018 was 300,416,906.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$610	$570
Restricted cash and cash equivalents	73	100
Accounts receivable, net of allowance for doubtful accounts of $32 and $29	980	1,005
Prepaid expenses	161	127
Income taxes receivable	—	36
Other	184	169
Total current assets (variable interest entities - $99 and $93)	2,008	2,007
Intangibles and Other Assets:
Goodwill	5,211	5,190
Brands	4,902	4,890
Management and franchise contracts, net	928	953
Other intangible assets, net	428	433
Property and equipment, net	358	353
Deferred income tax assets	111	111
Other	314	291
Total intangibles and other assets (variable interest entities - $180 and $171)	12,252	12,221
TOTAL ASSETS	$14,260	$14,228
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$1,344	$1,416
Current portion of deferred revenues	342	366
Current maturities of long-term debt	47	46
Income taxes payable	63	12
Current portion of liability for guest loyalty program	692	622
Total current liabilities (variable interest entities - $55 and $58)	2,488	2,462
Long-term debt	6,558	6,556
Deferred revenues	828	829
Deferred income tax liabilities	901	931
Liability for guest loyalty program	841	839
Other	897	920
Total liabilities (variable interest entities - $278 and $271)	12,513	12,537
Commitments and contingencies - see Note 14
Equity:
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 331,864,584 issued and 316,904,646 outstanding as of March 31, 2018 and 331,054,014 issued and 317,420,933 outstanding as of December 31, 2017	3	3
Treasury stock, at cost; 14,959,938 shares as of March 31, 2018 and 13,633,081 shares as of December 31, 2017	(1,001)	(891)
Additional paid-in capital	10,288	10,298
Accumulated deficit	(6,868)	(6,981)
Accumulated other comprehensive loss	(680)	(741)
Total Hilton stockholders' equity	1,742	1,688
Noncontrolling interests	5	3
Total equity	1,747	1,691
TOTAL LIABILITIES AND EQUITY	$14,260	$14,228

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues
Franchise fees	$331	$282
Base and other management fees	77	81
Incentive management fees	55	49
Owned and leased hotels	334	296
Other revenues	23	37
	820	745
Other revenues from managed and franchised properties	1,254	1,151
Total revenues	2,074	1,896

Expenses
Owned and leased hotels	320	268
Depreciation and amortization	82	86
General and administrative	104	106
Other expenses	14	23
	520	483
Other expenses from managed and franchised properties	1,275	1,196
Total expenses	1,795	1,679

Operating income	279	217

Interest expense	(83)	(89)
Gain (loss) on foreign currency transactions	11	(4)
Loss on debt extinguishment	—	(60)
Other non-operating income, net	14	2

Income before income taxes	221	66

Income tax expense	(58)	(18)

Net income	163	48
Net income attributable to noncontrolling interests	(2)	(1)
Net income attributable to Hilton stockholders	$161	$47

Earnings per share:
Basic	$0.51	$0.14
Diluted	$0.51	$0.14

Cash dividends declared per share	$0.15	$0.15

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$163	$48
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $1 and $1	32	20
Pension liability adjustment, net of tax of $— and $(1)	1	1
Cash flow hedge adjustment, net of tax of $(10) and $2	28	(2)
Total other comprehensive income	61	19

Comprehensive income	224	67
Comprehensive income attributable to noncontrolling interests	(2)	—
Comprehensive income attributable to Hilton stockholders	$222	$67

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating Activities:
Net income	$163	$48
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82	86
Amortization of contract acquisition costs	7	3
Loss (gain) on foreign currency transactions	(11)	4
Loss on debt extinguishment	—	60
Share-based compensation	28	25
Deferred income taxes	(37)	(67)
Contract acquisition costs	(14)	(13)
Working capital changes and other	25	(96)
Net cash provided by operating activities	243	50
Investing Activities:
Capital expenditures for property and equipment	(10)	(9)
Capitalized software costs	(15)	(9)
Other	(1)	(19)
Net cash used in investing activities	(26)	(37)
Financing Activities:
Borrowings	—	1,823
Repayment of debt	(14)	(1,824)
Debt issuance costs and redemption premium	—	(66)
Dividends paid	(47)	(49)
Cash transferred in spin-offs of Park and HGV	—	(501)
Repurchases of common stock	(110)	(70)
Distributions to noncontrolling interests	—	(1)
Tax withholdings on share-based compensation	(40)	(28)
Net cash used in financing activities	(211)	(716)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	7	5
Net increase (decrease) in cash, restricted cash and cash equivalents	13	(698)
Cash, restricted cash and cash equivalents from continuing operations, beginning of period	670	1,183
Cash, restricted cash and cash equivalents from discontinued operations, beginning of period	—	501
Cash, restricted cash and cash equivalents, beginning of period	670	1,684
Cash, restricted cash and cash equivalents, end of period	$683	$986

Supplemental Disclosures:
Cash paid during the year:
Interest	$72	$113
Income taxes, net of refunds	9	6
Non-cash financing activities:
Spin-offs of Park and HGV	$—	$17

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Organization

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts, including timeshare properties. As of March 31, 2018, we managed, franchised, owned or leased 5,339 hotels and resorts, totaling 863,241 rooms in 106 countries and territories.

As of March 31, 2018, HNA Tourism Group Co., Ltd. and certain of its affiliates (together, "HNA") beneficially owned approximately 26 percent of our common stock. In April 2018, HNA sold its entire ownership interest in Hilton's common stock. See Note 16: "Subsequent Events" for additional information.

On January 3, 2017, we completed the spin-offs of a portfolio of hotels and resorts, as well as our timeshare business, into two independent, publicly traded companies: Park Hotels & Resorts Inc. ("Park") and Hilton Grand Vacations Inc. ("HGV"), respectively (the "spin-offs").

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

On January 1, 2018, we adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") using the full retrospective approach as of January 1, 2016. All amounts and disclosures set forth in this Form 10-Q reflect the necessary adjustments required for the adoption of this standard, including the reclassification of prior year balances to conform to current year presentation. See "Summary of Significant Accounting Policies" below for additional information.

Summary of Significant Accounting Policies

Our significant accounting policies are detailed in Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The significant accounting policies that changed as a result of the adoption of ASU 2014-09 are set forth below.

Revenue Recognition

Revenues are primarily derived from management and franchise contracts with third-party hotel and resort owners, as well as from our owned and leased hotels. The majority of our performance obligations are a series of distinct goods or services, for which we receive variable consideration through our management and franchise fees or fixed consideration through our owned and leased hotels. We allocate the variable fees to the distinct services to which they relate applying the prescribed variable consideration allocation guidance, and we allocate fixed consideration to the related performance obligations based on the present value of the allocated variable cash flows. We do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less, which it is in substantially all cases. Additionally, we do not typically include extended payment terms in our contracts with customers.

Management and franchise revenues

We identified the following performance obligations in connection with our management and franchise contracts:

•	Intellectual Property ("IP") licenses grant the right to access our hotel system IP, including brand IP, reservations systems and property management systems.

•	Hotel management services include providing day-to-day management services of the hotels for the property owners.

•
Development services include providing consultative services (e.g., design assistance and contractor selection) to the property owner to assist with the construction of the hotel prior to the hotel opening.

•	Pre-opening services include providing services (e.g., advertising, budgeting, e-commerce strategies, food and beverage testing) to the property owner to assist in preparing for the hotel opening.

•
Material rights for free or discounted goods or services to hotel guests are satisfied at the earlier point in time of either when the material right expires or the underlying free or discounted good or service is provided to the hotel guest.

Each of the identified performance obligations related to management and franchise revenues is considered to be a series of distinct services transferred over time. While the underlying activities may vary from day to day, the nature of the promises are the same each day, and the property owner can independently benefit from each day's services. Management and franchise fees are typically based on the sales or usage of the underlying hotel, with the exception of fixed upfront fees that usually represent an insignificant portion of the transaction price.

Franchise fees represent fees earned in connection with the licensing of one of our brands, usually under long-term contracts with the property owner, and include the following:

•
Royalty fees are generally based on a percentage of a hotel's monthly gross room revenue and, in some cases, may also include a percentage of gross food and beverage revenues and other revenues, where applicable. These fees are typically billed and collected monthly, and revenue is generally recognized at the same time the fees are billed.

•
Application, initiation and other fees are charged when: (i) new hotels enter our system; (ii) there is a change of ownership; or (iii) contracts with properties already in our system are extended. These fees are typically fixed and collected upfront and are recognized as revenue over the term of the franchise contract. We do not consider this advance consideration to include a significant financing component, since it is used to protect us from the property owner failing to adequately complete some or all of its obligations under the contract.

•
License fees are earned from: (i) a license agreement with HGV to use certain Hilton marks and IP in its timeshare business, which are typically billed and collected monthly, and revenue is generally recognized at the same time the fees are billed; and (ii) co-brand credit card arrangements and are recognized as revenue when Hilton Honors points are issued, generally as spend on the co-branded credit card occurs; see further discussion below under "Hilton Honors."

Franchise fees are reduced by any consideration paid or anticipated to be paid to incentivize hotel owners to enter into franchise contracts.

Base management fees and incentive management fees represent fees earned from hotels that we manage, usually under long-term contracts with the property owner, and include the following:

•
Base fees are generally based on a percentage of a hotel's monthly gross revenue. Base fees are typically billed and collected monthly, and revenue is generally recognized at the same time the fees are billed.

•
Incentive fees are generally based on a percentage of a hotel's operating profits and in some cases may be subject to a stated return threshold to the property owner, normally over a one-calendar year period (the "incentive period"). Incentive fee revenue is recognized on a monthly basis, but only to the extent the cumulative fee earned does not exceed the probable fee for the incentive period. Incentive fee payment terms vary, but they are generally billed and collected monthly or annually upon completion of the incentive period.

Base and other management fees are reduced by any consideration paid or anticipated to be paid to incentivize hotel owners to enter into management contracts.

Other revenues from managed and franchised properties represent amounts that are contractually reimbursed to us by property owners directly as costs are incurred or fees that are billed and collected in advance related to certain indirect costs and expenses of the related properties, and include the following:

•
Direct reimbursements include payroll and related costs and certain other operating costs of the managed and franchised properties’ operations, which are contractually reimbursed to us by the property owners as expenses are incurred. Revenue is recognized based on the amount of expenses incurred by Hilton, which are presented as other expenses from managed and franchised properties in our consolidated statements of operations, that are then reimbursed by the property owner typically on a monthly basis, which results in no net effect on operating income (loss) or net income (loss).

•
Indirect reimbursements include marketing expenses and other expenses associated with our brands and shared services, which are paid from fees collected by Hilton from the managed and franchised properties. Revenue is generally recognized as fees are billed, which are based on the underlying hotel's sales or usage (e.g., gross room revenues and number of reservations processed). System implementation fees charged to property owners are deferred and recognized as revenue over the term of the management or franchise contract. The corresponding expenses are expensed as incurred and are presented as other expenses from managed and franchised properties in our consolidated statements of operations and are expected to equal the revenues earned from indirect reimbursements over time.

The management and franchise fees and reimbursements from third-party hotel owners are allocated to the performance obligations and the distinct services to which they relate using their estimated standalone selling prices. The terms of the fees earned under the contract relate to a specific outcome of providing the services (e.g., hotel room sales) or to Hilton's efforts (e.g., costs) to satisfy the performance obligations. We use time as the measure of progress to recognize as revenue the fees that are allocated to the period earned per the contract or to the period when the reimbursable costs are incurred.

Owned and leased hotel revenues

We identified the following performance obligations in connection with our owned and leased hotel revenues, for which revenue is recognized as the respective performance obligations are satisfied, which results in recognizing the amount we expect to be entitled to for providing the goods or services:

•	Cancellable room reservations or ancillary services are typically satisfied as the good or service is transferred to the hotel guest, which is generally when the room stay occurs.

•
Noncancellable room reservations and banquet or conference reservations represent a series of distinct goods or services provided over time satisfied as each distinct good or service is provided, which is reflected by the duration of the room reservation.

•
Material rights for free or discounted goods or services are satisfied at the earlier point in time when the material right expires or the underlying free or discounted good or service is provided to the hotel guest.

•
Other ancillary goods and services are purchased independently of the room reservation at standalone selling prices and are considered separate performance obligations, which are satisfied when the related good or service is provided to the hotel guest.

•	Components of package reservations for which each component could be sold separately to other hotel guests are considered separate performance obligations and are satisfied as set forth above.

Owned and leased hotel revenues primarily consist of hotel room rentals, revenue from accommodations sold in conjunction with other services (e.g., package reservations), food and beverage sales and other ancillary goods and services (e.g., parking) related to owned, leased and consolidated non-wholly owned hotel properties. Revenue is recognized when rooms are occupied or goods and services have been delivered or rendered, respectively. Payment terms typically align with when the goods and services are provided. Owned and leased hotel revenues are reduced upon issuance of points for our guest loyalty program, Hilton Honors, for Hilton Honors members' paid stay transactions and are recognized when Hilton Honors points are redeemed for a free stay at an owned or leased hotel (see "Hilton Honors" section below for additional information).

Although the transaction prices of room rentals, goods and other services are generally fixed and based on the respective room reservation or other agreement, an estimate to reduce the transaction price is required if a discount is expected to be provided to the customer. For package reservations, the transaction price is allocated to the performance obligations within the package based on the estimated standalone selling prices of each component. On occasion, the hotel may also provide the customer with a material right to a free or discounted good or service in conjunction with a room reservation or banquet contract (e.g., free breakfast and free room night for every four nights booked). These material rights are considered separate performance obligations to which a portion of the transaction price is allocated based on the estimated standalone selling prices of the good or service, adjusted for the likelihood the hotel guest will exercise the right.

Other revenues

Other revenues include revenues generated by the incidental support of hotel operations for owned, leased, managed and franchised hotels, including purchasing operations, and other operating income. Purchasing revenues include any amounts received for vendor rebate arrangements that we participate in as a manager of hotel properties.

Taxes and fees collected on behalf of governmental agencies

We are required to collect certain taxes and fees from customers on behalf of governmental agencies and remit these back to the applicable governmental agencies on a periodic basis. We have a legal obligation to act as a collection agent. We do not retain these taxes and fees and, therefore, they are not included in our measurement of transaction prices. We have elected to present revenue net of sales taxes and other similar taxes. We record a liability when the amounts are collected and relieve the liability when payments are made to the applicable taxing authority or other appropriate governmental agency.

Contract Assets

Contract assets relate to incentive management fees for which the period of service has passed, but for which our right to consideration is conditional upon completing the requirements of the incentive fee period. Contract assets are included in other current assets in our consolidated balance sheets and are transferred to accounts receivable when our right to consideration becomes unconditional.

Contract Liabilities

Contract liabilities relate to: (i) advance consideration received from hotel owners at contract inception for services considered to be part of the contract performance obligations, such as management or franchise contract application, initiation, renewal and other fees; (ii) advance consideration received for certain indirect reimbursements, such as system implementation fees; and (iii) amounts received when points are issued under Hilton Honors, but for which revenue is not yet recognized, since the related points are not yet redeemed. Contract liabilities related to advance consideration received for fees, excluding Hilton Honors, and certain indirect reimbursements are recognized as revenue over the term of the related contract. Contract liabilities related to amounts received for Hilton Honors are recognized as revenue at the point in time when the points are redeemed for a free good or service by the Hilton Honors member, which typically occurs within two years of points issuance. Contract liabilities are included in deferred revenues in our consolidated balance sheets.

Intangible Assets with Finite Useful Lives

We have certain finite lived intangible assets that were initially recorded at their fair value in connection with the October 24, 2007 transaction whereby we became a wholly owned subsidiary of an affiliate of The Blackstone Group L.P. (the "Merger"). These intangible assets consist of management contracts, franchise contracts, leases, certain proprietary technologies and our Hilton Honors guest loyalty program. Additionally, we capitalize cash consideration paid to incentivize hotel owners to enter into management and franchise contracts as contract acquisition costs, as well as the incremental costs to obtain or fulfill the contracts as development commissions, which are generally fixed. We also capitalize as finite lived intangible assets costs incurred to develop internal-use computer software and costs to acquire software licenses, as well as internal and external costs incurred in connection with development of upgrades or enhancements that result in additional information technology functionality.

Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives, which for contract acquisition costs and development commissions is the contract term, including any renewal periods at our sole option. These estimated useful lives are generally as follows: management contracts recorded at the Merger (13 to 16 years); management contract acquisition costs and development commissions (20 to 30 years); franchise contracts recorded at the Merger (12 to 13 years); franchise contract acquisition costs and development commissions (10 to 20 years); leases (12 to 35 years); Hilton Honors (16 years); and capitalized software development costs (3 years).The amortization of our intangible assets, excluding contract acquisition costs, is included in depreciation and amortization expense, and the amortization of contract acquisition costs is recognized as a reduction to franchise fees and base and other management fees (based on the contract type) in our consolidated statements of operations. Costs incurred prior to the acquisition of a contract (e.g., external legal costs) are expensed as incurred and included in general and administrative expenses in our consolidated statements of operations. Cash flows for contract acquisition costs and development commissions are included as operating activities in our consolidated statements of cash flows.

We review all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations.

Hilton Honors

Hilton Honors is our guest loyalty and marketing program provided to hotel and resort properties. Nearly all of our owned, leased, managed and franchised properties participate in the Hilton Honors program. Hilton Honors members earn points based on their spending at our participating properties and through participation in affiliated partner programs. When points are earned by Hilton Honors members, they are provided with a material right to free or discounted goods or services in the future upon accumulation of the required level of Hilton Honors points. Points may be redeemed for the right to stay at participating properties, as well as for other goods and services from third parties, including, but not limited to, airlines, car rentals, cruises, vacation packages, shopping and dining. As the points are issued to a Hilton Honors member, the property or affiliated partner pays Hilton Honors based on an estimated cost per point for the costs of operating the program, which include marketing, promotion, communication and administrative expenses, as well as the estimated cost of award redemptions.

We record liabilities for the payments received from participating hotels and program partners, which are typically due when the points are issued to a Hilton Honors member. Amounts equal to the estimated cost per point of the future redemption obligation are included in the liability for guest loyalty program and any amounts received in excess of the estimated cost per point are included in deferred revenues in our consolidated balance sheets. We engage outside actuaries to assist in determining the fair value of the future redemption obligation using statistical formulas that project future point redemptions based on factors that include historical experience, an estimate of points that will eventually be redeemed, which includes an estimate of "breakage" for points that will never be redeemed, and the cost of reimbursing properties and other third parties in respect to other redemption opportunities available to members. When points are issued as a result of a stay at our owned or leased hotel, we recognize a reduction in owned and leased hotel revenues, since we are also the guest loyalty program sponsor. For the Hilton Honors fees that are charged to the participating properties, we allocate the fees to the material right created by Hilton Honors points issued using the variable consideration allocation guidance, since the fees are directly related to the issuance of Hilton Honors points to the Hilton Honors member and Hilton's efforts to satisfy the future redemption of those Hilton Honors points.

The transaction prices for the Hilton Honors points are reduced by the expected payments to the third parties that will provide the free or discounted room or service using the actuarial projection of the cost per point. The remaining transaction price is then further allocated to the points that are expected to be redeemed, adjusting the points that are issued for estimated breakage, and recognized when those points are redeemed. While the points are outstanding, both the estimate of the expected payments to third parties (cost per point) and the estimated breakage are reevaluated, and the amount of revenue recognized when each point is redeemed is adjusted so that the final amount allocated to the material right is reflective of the amount retained for providing all of the free or discounted goods and services, net of the payments to third parties and points not redeemed.

We also earn license fees from co-brand credit card arrangements (see "Management and franchise revenues" within the "Revenue Recognition" section above). The co-brand license fee is allocated between two performance obligations based on their estimated standalone selling prices: (i) an IP license using the relief-from-royalty method; and (ii) material rights for free or discounted goods or services to the credit card customers using a cost plus method based on an evaluation of other third-party administrators.

We satisfy our performance obligation related to points issued under the Hilton Honors guest loyalty program at a point in time when points are redeemed for a free good or service by the Hilton Honors member, and we satisfy our remaining performance obligations over time as the customer simultaneously receives and consumes the benefits of the goods or services provided. Hilton Honors reimburses participating properties when points are redeemed by members at the respective properties, at which time the redemption obligation is reduced and the related deferred revenue is recognized in other revenues from managed and franchised properties in our consolidated statements of operations. Additionally, when Hilton Honors members redeem award certificates at our owned and leased hotels, we recognize room revenue, included in owned and leased hotels revenue in our consolidated statements of operations.

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In March 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-07 ("ASU 2017-07"), Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires employers to report the service cost component of net periodic pension cost in the same line item or items of the statement of operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic pension cost must be presented separately from the service cost component and outside of a subtotal of income (loss) from operations. We adopted ASU 2017-07 on January 1, 2018 on a retrospective basis in our condensed consolidated statements of operations, which includes presenting: (i) the service cost component of net periodic pension cost in owned and leased hotel expenses and general and administrative expenses; and (ii) the other components of net periodic pension cost in other non-operating income (loss), net in our condensed consolidated statements of operations. Prior to adoption, all net periodic pension costs were presented in owned and leased hotel expenses and general and administrative expenses. We have applied the practical expedient permitting us to use the amounts disclosed in our Employee Benefits Plans note in our Annual Report on Form 10-K for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. See the "Prior Period Financial Information" below for the effect of the adoption of ASU 2017-07 on our condensed consolidated statement of operations for the three months ended March 31, 2017.

In May 2014, the FASB issued ASU 2014-09. This ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue when a customer obtains control of promised goods or services and in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Subsequent to ASU 2014-09, the FASB issued several related ASUs to clarify the application of the new revenue recognition standard, collectively referred to herein as ASU 2014-09. We adopted the requirements of ASU 2014-09 on January 1, 2018 using the full retrospective approach, as permitted by the standard, resulting in a cumulative adjustment to accumulated deficit of $212 million as of January 1, 2016.

The provisions of ASU 2014-09 affected our revenue recognition as follows:

•
Application, initiation and other fees are recognized over the term of the franchise contract, rather than upon execution of the contract and the unamortized portion of these fees is included in deferred revenues in our condensed consolidated balance sheets.

•
Certain contract acquisition costs related to our management and franchise contracts are recognized over the term of the contracts as a reduction to revenue, instead of as amortization expense. This change does not affect net income (loss).

•
Incentive management fees are recognized to the extent that it is probable that a significant reversal will not occur as a result of future hotel profits or cash flows, as opposed to recognizing amounts that would be due if the management contract was terminated at the end of the reporting period. This change does not affect net income (loss) for any full year period.

•
Revenue related to our Hilton Honors guest loyalty program is recognized upon point redemption, net of any reward reimbursement paid to a third party, as opposed to recognized on a gross basis at the time points are issued in conjunction with the accrual of the expected future cost of the reward reimbursement. Additionally, points issued at owned and leased hotels are accounted for as a reduction of revenue from owned and leased hotels, as opposed to expenses of owned and leased hotels. Fees received in excess of the estimated liability for guest loyalty program are included in deferred revenues in our condensed consolidated balance sheets.

•
Reimbursable fees related to our management and franchise contracts are recognized as they are billed, as opposed to when we incur the related expenses. Timing differences related to the receipt and spend of these fees will no longer be recorded in other assets and other liabilities in our condensed consolidated balance sheets.

We have not retrospectively restated for management and franchise contracts modified before January 1, 2016 for the contract modifications. Instead, we have reflected the aggregate effect of all contract modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price. The estimated effect of applying this practical expedient is to use a longer period over which to straight line any fixed consideration either received from the customer or paid to the customer, since all fees will be amortized over the full contract term beginning on the date of initial execution, rather than amortizing fees received upon contract modifications prospectively from the contract modification date. We do not anticipate that this effect is material given the insignificance of the fixed consideration compared to the overall consideration we expect to earn over the term of the contract. See the "Prior Period Financial

Information" below for the effect of the adoption of ASU 2014-09 on our condensed consolidated balance sheet as of December 31, 2017 and our condensed consolidated statement of operations for the three months ended March 31, 2017.

Prior Period Financial Information

The following table presents the effect of the adoption of ASU 2014-09 for the line items affected on our condensed consolidated balance sheet:

	December 31, 2017
	As Previously Reported	Adoption of ASU 2014-09	As Adjusted
	(in millions)
ASSETS
Accounts receivable, net	$998	$7	$1,005
Prepaid expenses	111	16	127
Other current assets	171	(2)	169
Management and franchise contracts, net	909	44	953
Deferred income tax assets	113	(2)	111
Other non-current assets	434	(143)	291
TOTAL ASSETS	14,308	(80)	14,228

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued expenses and other(1)(2)	1,487	(71)	1,416
Current portion of deferred revenues(1)	41	325	366
Deferred revenues	97	732	829
Deferred income tax liabilities	1,063	(132)	931
Other non-current liabilities	1,470	(550)	920
Total liabilities	12,233	304	12,537
Equity:
Accumulated deficit	(6,596)	(385)	(6,981)
Accumulated other comprehensive loss	(742)	1	(741)
Total equity	2,075	(384)	1,691
TOTAL LIABILITIES AND EQUITY	14,308	(80)	14,228
____________

(1)	The current portion of deferred revenues has been separated from accounts payable, accrued expenses and other in the "As Previously Reported" column following the adoption of ASU 2014-09.

(2)
The current portion of liability for guest loyalty program has been separated from accounts payable, accrued expenses and other to conform with current presentation. The balance was $622 million as of December 31, 2017 and did not change as a result of the adoption of ASU 2014-09.

The following table presents the effect of the adoption of ASU 2014-09 and ASU 2017-07 on our condensed consolidated statement of operations:

	Three Months Ended March 31, 2017
	As Previously Reported	Adoption of ASU 2014-09	Adoption of ASU 2017-07	As Adjusted
	(in millions)
Revenues
Franchise fees	$294	$(12)	$—	$282
Base and other management fees	83	(2)	—	81
Incentive management fees	52	(3)	—	49
Owned and leased hotels	300	(4)	—	296
Other revenues	37	—	—	37
	766	(21)	—	745
Other revenues from managed and franchised properties	1,395	(244)	—	1,151
Total revenues	2,161	(265)	—	1,896

Expenses
Owned and leased hotels	272	(4)	—	268
Depreciation and amortization	89	(3)	—	86
General and administrative	105	—	1	106
Other expenses	23	—	—	23
	489	(7)	1	483
Other expenses from managed and franchised properties	1,395	(199)	—	1,196
Total expenses	1,884	(206)	1	1,679

Operating income	277	(59)	(1)	217

Interest expense	(104)	15	—	(89)
Loss on foreign currency transactions	(4)	—	—	(4)
Loss on debt extinguishment	(60)	—	—	(60)
Other non-operating income, net	1	—	1	2

Income before income taxes	110	(44)	—	66

Income tax expense	(35)	17	—	(18)

Net income	75	(27)	—	48
Net income attributable to noncontrolling interests	(1)	—	—	(1)
Net income attributable to Hilton stockholders	$74	$(27)	$—	$47

Earnings per share:
Basic	$0.22			$0.14
Diluted	$0.22			$0.14

Accounting Standards Not Yet Adopted

In February 2018, the FASB issued ASU No. 2018-02 ("ASU 2018-02"), Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects that do not reflect the appropriate tax rates as a result of the Tax Cuts and Jobs Act of 2017 (the "TCJ Act"). The provisions of ASU 2018-02 are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax rate in the TCJ Act is recognized. Early adoption is permitted. We are currently evaluating the effect that ASU 2018-02 will have on our consolidated financial statements.
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

Note 3: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as a component of current and long-term deferred revenues, during the three months ended March 31, 2018:

(in millions)
Balance as of December 31, 2017	$1,087
Cash received in advance and not recognized as revenue	115
Revenue recognized	(60)
Other(1)	(53)
Balance as of March 31, 2018	$1,089
____________

(1)
Represents the reclassification from deferred revenues to the current portion of liability for guest loyalty program in our condensed consolidated balance sheet. The reclassification is the result of changes in estimated transaction prices for our performance obligations related to points issued under Hilton Honors due to a change in our expected costs to the third parties providing the good or service associated with the Hilton Honors points.

Performance Obligations

Estimated revenues expected to be recognized related to performance obligations that were unsatisfied as of March 31, 2018, including revenues related to application, initiation and other fees and excluding revenues related to Hilton Honors, royalty fees, base management fees and incentive management fees, were as follows:

Year	(in millions)
2018 (remaining)	$32
2019	43
2020	47
2021	52
2022	57
Thereafter	323
$554

As of March 31, 2018, we had $535 million of deferred revenues related to unsatisfied performance obligations under Hilton Honors, which are not included in the table above. Revenue will be recognized as the points are redeemed, which is expected to occur over the next two years.

We did not estimate revenues expected to be recognized related to our unsatisfied performance obligations for our: (i) royalty fees since they are considered sales-based royalty fees recognized as hotel room sales occur in exchange for licenses of our brand names over the terms of the franchise contracts; and (ii) base management fees and incentive management fees since they are allocated entirely to the wholly unsatisfied promise to transfer management services, which form part of a single performance obligation in a series, over the term of the management contract. Therefore, there are no amounts included in the table above related to these revenues.

As part of the adoption of ASU 2014-09, we elected not to disclose the amount of the transaction price allocated to the same remaining performance obligations, disclosed above, as of December 31, 2017 or provide an explanation of when we expect to recognize that amount as revenue.

Note 4: Consolidated Variable Interest Entities

As of March 31, 2018 and December 31, 2017, we consolidated three variable interest entities ("VIEs"): two entities that lease hotel properties and one management company. We are the primary beneficiaries of these consolidated VIEs as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities. Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised the following:

	March 31,	December 31,
	2018	2017
	(in millions)
Cash and cash equivalents	$78	$73
Accounts receivable, net	15	16
Property and equipment, net	59	57
Deferred income tax assets	60	56
Other non-current assets	61	57
Accounts payable, accrued expenses and other	39	43
Long-term debt(1)	222	212
____________

(1)	Includes capital lease obligations of $199 million and $191 million as of March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018 and 2017, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 5: Amortizing Intangible Assets

Amortizing intangible assets were as follows:

	March 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,247	$(1,761)	$486
Contract acquisition costs	436	(81)	355
Development commissions	100	(13)	87
	$2,783	$(1,855)	$928

Other amortizing intangible assets:
Leases(1)	$310	$(162)	$148
Capitalized software	596	(440)	156
Hilton Honors(1)	343	(223)	120
Other	38	(34)	4
	$1,287	$(859)	$428

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,242	$(1,716)	$526
Contract acquisition costs	416	(74)	342
Development commissions	97	(12)	85
	$2,755	$(1,802)	$953

Other amortizing intangible assets:
Leases(1)	$301	$(153)	$148
Capitalized software	585	(428)	157
Hilton Honors(1)	341	(217)	124
Other	38	(34)	4
	$1,265	$(832)	$433
____________

(1)	Represents intangible assets that were initially recorded at their fair value at the time of the Merger.

Amortization of our amortizing intangible assets included in depreciation and amortization expense in our condensed consolidated statements of operations was $69 million and $70 million for the three months ended March 31, 2018 and 2017, respectively, including $1 million of amortization expense on our development commissions in each period. Amortization of our contract acquisition costs recognized as a reduction in franchise fee and base and other management fee revenues was $7 million and $3 million for the three months ended March 31, 2018 and 2017, respectively.

We estimated future amortization for our amortizing intangible assets as of March 31, 2018 to be as follows:

	Recognized in Depreciation and Amortization Expense	Recognized as a Reduction of Franchise Fee and Base and Other Management Fee Revenues
Year	(in millions)
2018 (remaining)	$205	$16
2019	261	22
2020	210	22
2021	71	21
2022	61	21
Thereafter	193	253
	$1,001	$355

Note 6: Debt

Long-term Debt

Long-term debt balances, including obligations for capital leases, and associated interest rates as of March 31, 2018, were as follows:

	March 31,	December 31,
	2018	2017
	(in millions)
Senior notes with a rate of 4.250%, due 2024	1,000	1,000
Senior notes with a rate of 4.625%, due 2025	900	900
Senior notes with a rate of 4.875%, due 2027	600	600
Senior secured term loan facility with a rate of 3.87%, due 2023	3,919	3,929
Capital lease obligations with an average rate of 6.33%, due 2021 to 2030	241	233
Other debt with an average rate of 2.65%, due 2018 to 2026	23	21
	6,683	6,683
Less: unamortized deferred financing costs and discount	(78)	(81)
Less: current maturities of long-term debt(1)	(47)	(46)
	$6,558	$6,556
____________

(1)	Net of unamortized deferred financing costs and discount attributable to current maturities of long-term debt.

Senior Notes

In April 2018, we issued $1.5 billion aggregate principal amount of senior notes, see Note 16: "Subsequent Events" for additional information.

In March 2017, we issued $900 million aggregate principal amount of 4.625% Senior Notes due 2025 (the "2025 Senior Notes") and $600 million aggregate principal amount of 4.875% Senior Notes due 2027 (the "2027 Senior Notes"), and incurred $21 million of debt issuance costs. We used the net proceeds of the 2025 Senior Notes and the 2027 Senior Notes, along with available cash, to redeem in full our $1.5 billion 5.625% Senior Notes due 2021 (the "2021 Senior Notes"), plus accrued and unpaid interest. In connection with the repayment, we paid a redemption premium of $42 million and accelerated the recognition of $18 million of unamortized debt issuance costs, which were included in loss on debt extinguishment in our condensed consolidated statement of operations for the three months ended March 31, 2017.

The 4.250% Senior Notes due 2024 (the "2024 Senior Notes"), the 2025 Senior Notes and the 2027 Senior Notes are guaranteed on a senior unsecured basis by the Parent and certain of its wholly owned subsidiaries. See Note 15: "Condensed Consolidating Guarantor Financial Information" for additional details.

Senior Secured Credit Facility

Our senior secured credit facility consists of a $1.0 billion senior secured revolving credit facility (the "Revolving Credit Facility") and a senior secured term loan facility (the "Term Loans"). The obligations of our senior secured credit facility are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries.

As of March 31, 2018, we had $64 million of letters of credit outstanding under our Revolving Credit Facility and a borrowing capacity of $936 million.

In April 2018, we repaid approximately $500 million of our Term Loans and reduced the interest rate 25 basis points to LIBOR plus 175 basis points. See Note 16: "Subsequent Events" for additional information.

Debt Maturities

The contractual maturities of our long-term debt as of March 31, 2018 were as follows:

Year	(in millions)
2018 (remaining)	$41
2019	56
2020	58
2021	59
2022	59
Thereafter	6,410
$6,683

Note 7: Derivative Instruments and Hedging Activities

Cash Flow Hedges

In May 2017, we began hedging foreign exchange-based cash flow variability in certain of our foreign currency denominated management and franchise fees using forward contracts (the "Fee Forward Contracts"). We elected to designate these Fee Forward Contracts as cash flow hedges for accounting purposes. As of March 31, 2018, the Fee Forward Contracts had an aggregate notional amount of $68 million and maturities of 24 months or less.

As of March 31, 2018, we held two interest rate swap agreements with notional amounts of $1.6 billion and $750 million, which swap one-month LIBOR on the Term Loans to fixed rates of 1.98 percent and 2.02 percent, respectively, and expire in March 2022. We elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

Non-designated Hedges

As of March 31, 2018, we held short-term forward contracts with an aggregate notional amount of $336 million to offset exposure to fluctuations in certain of our foreign currency denominated cash balances. We elected not to designate these forward contracts as hedging instruments. Depending on the fair value of each contract, we classify it as an asset or liability.

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

		March 31,	December 31,
	Balance Sheet Classification	2018	2017
		(in millions)
Cash Flow Hedges:
Interest rate swaps	Other non-current assets	$47	$11
Forward contracts	Accounts payable, accrued expenses and other	1	1

Non-designated Hedges:
Forward contracts	Other current assets	1	4
Forward contracts	Accounts payable, accrued expenses and other	2	1

Earnings Effect of Derivative Instruments

The gains and losses recognized in our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income before any effect for income taxes were as follows:

		Three Months Ended
		March 31,
	Classification of Gain (Loss) Recognized	2018	2017
		(in millions)
Cash Flow Hedges(1)(2):
Interest rate swaps	Other comprehensive income	$34	$(9)
Interest rate swaps	Interest expense	(2)	(2)
Forward contracts	Other comprehensive income	(1)	N/A

Non-designated Hedges:
Interest rate swaps	Other non-operating income, net	N/A	2
Interest rate swaps(3)	Interest expense	(3)	(3)
Forward contracts	Gain (loss) on foreign currency transactions	1	1
____________

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three months ended March 31, 2018 and 2017.

(2)	The earnings effect of the Fee Forward Contracts on fee revenues for the three months ended March 31, 2018 was less than $1 million.

(3)
These amounts are related to the dedesignation of interest rate swaps in 2016 that no longer met the criteria for hedge accounting and were settled in 2017. The amounts were reclassified from accumulated other comprehensive loss as the underlying transactions occurred.

Note 8: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below, see Note 7: "Derivative Instruments and Hedging Activities" for the fair value information of our derivatives:

	March 31, 2018
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$237	$—	$237	$—
Restricted cash equivalents	12	—	12	—
Liabilities:
Long-term debt(1)	6,341	2,471	—	3,951

	December 31, 2017
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$284	$—	$284	$—
Restricted cash equivalents	12	—	12	—
Liabilities:
Long-term debt(1)	6,348	2,575	—	3,954
____________

(1)	The carrying values include unamortized deferred financing costs and discount. The carrying values and fair values exclude capital lease obligations and other debt.

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of March 31, 2018 and December 31, 2017. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

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

Note 9: Income Taxes

On December 22, 2017, the TCJ Act, which permanently reduces the federal corporate income tax rate from a graduated 35 percent to a flat 21 percent rate and imposes a one-time transition tax on earnings of foreign subsidiaries that were previously deferred, was signed into law. As of March 31, 2018, we had not completed our accounting for the tax effects of enactment of the TCJ Act; however, where possible, as described below, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In other cases, we were not able to make a reasonable estimate and continued to account for those items based on the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which were able to determine a reasonable estimate, we recognized a provisional benefit at December 31, 2017 of $665 million, of which $517 million was the result of the remeasurement of U.S. deferred tax assets and other tax liabilities. The provisional benefit of $517 million recorded at December 31, 2017 on our existing deferred tax balances excludes the income tax impact of the adoption of ASU 2014-09. Other than the effects of the adoption of ASU 2014-09 on our balance sheet as of December 31, 2017, as of March 31, 2018, we have not recognized any adjustments to the provisional amounts recorded at December 31, 2017.

Provisional Amounts

•
Deferred tax assets and liabilities and other tax liabilities. We remeasured deferred tax assets and liabilities and other tax liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. The provisional amounts recorded at December 31, 2017 related to the remeasurement of our deferred tax assets and liabilities, uncertain tax position reserves, and other tax liabilities were income tax benefits of $517 million, $33 million and $84 million, respectively. However, this remeasurement is based on estimates as of the enactment date of the TCJ Act and our existing analysis of the numerous complex tax law changes in the TCJ Act. As we finalize our analysis of the tax law changes in the TCJ Act, including the impact on our 2017 tax return filing positions throughout the 2018 fiscal year, we will update our provisional amounts for this remeasurement. As of March 31, 2018, our provisional amounts remain unchanged.

•
Foreign taxation changes. A one-time transition tax is applied to foreign earnings previously not subjected to U.S. tax. The one-time transition tax is based on our total post-1986 earnings and profits ("E&P") that were previously deferred from U.S. income taxes, but is assessed at a lower tax rate than the federal corporate tax rate of 35 percent. We recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries based on estimates, as of the enactment date of the TCJ Act, for our controlled foreign subsidiaries and estimates of the total post-1986 E&P for noncontrolled foreign subsidiaries. Additionally, the language in the TCJ Act is not specific enough to address all aspects of the calculation of the transition tax and leaves certain components of the calculation open to interpretation. The U.S. Treasury department is expected to issue regulations to provide clarification. We will update our provisional amounts related to the transition tax for the E&P of our noncontrolled foreign subsidiaries, as further guidance is provided by the U.S. Treasury department. We previously recorded a federal deferred tax liability for our deferred earnings at the statutory 35 percent rate. The application of the transition tax results in the deferred earnings previously recorded at 35 percent being subjected to a lower rate, resulting in a provisional income tax benefit at December 31, 2017 of $15 million. We had not recorded certain deferred tax assets, related primarily to E&P deficits, for some foreign subsidiaries based upon an expectation that no tax benefit from such assets would be realized within the foreseeable future. The recognition of tax benefits from the deferred tax assets previously not recorded resulted in a provisional income tax benefit at December 31, 2017 of $16 million. As of March 31, 2018, our provisional amounts remain unchanged. We continue to analyze and refine our calculations related to the measurement of these balances.

We continue to analyze the impact of the TCJ Act on our recognition of deferred tax assets and liabilities for outside basis differences in our investments in foreign subsidiaries and due to the complexity of these calculations on both our U.S. and foreign tax positions and uncertainty regarding the impact of new taxes on certain foreign earnings, we have not recorded provisional amounts. As of March 31, 2018, we had not recorded any deferred tax assets or liabilities for outside basis differences in our investments in foreign subsidiaries. We will further analyze the impact of these new taxes on foreign earnings and their impact on our tax positions throughout fiscal year 2018 to allow us to complete the required accounting for our outside basis differences in our investments in foreign subsidiaries. We continued to apply Accounting Standards Codification 740 based on the provisions of the tax laws that were in effect immediately prior to the TCJ Act being enacted.

Global Intangible Low-Taxed Income ("GILTI") and Foreign Derived Intangible Income ("FDII")

The TCJ Act subjects a U.S. shareholder to current tax on GILTI earned by certain foreign subsidiaries. In addition, the TCJ Act provides for FDII to be taxed at a lower effective rate than the statutory rate by allowing a tax deduction against the income. Interpretive guidance on the accounting for GILTI states than an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At March 31, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI and the FDII deduction related to current-year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.

At the end of each quarter, we estimate the effective income tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, state, local and foreign income taxes.

Our total unrecognized tax benefit as of March 31, 2018 was $284 million. We accrued approximately $35 million for the payment of interest and penalties as of March 31, 2018. Included in the balance of unrecognized tax benefits as of March 31, 2018 was $285 million associated with positions that, if favorably resolved, would provide a benefit to our effective income tax rate.

In April 2014, we received 30-day Letters from the Internal Revenue Service ("IRS") and the Revenue Agents Report ("RAR") for the 2006 and October 2007 tax years. We disagreed with several of the proposed adjustments in the RAR, filed a formal appeals protest with the IRS and did not make any tax payments related to this audit. The issues being protested in appeals relate to assertions by the IRS that: (i) certain foreign currency denominated intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries; (ii) in calculating the amount of U.S. taxable income resulting from our Hilton Honors guest loyalty program, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed; and (iii) certain foreign currency denominated loans issued by one of our Luxembourg subsidiaries whose functional currency is the U.S. dollar ("USD"), should instead be treated as issued by one of our Belgian subsidiaries whose functional currency is the euro, and thus foreign currency gains and losses with respect to such loans should have been measured in euros, instead of USD. Additionally, in January 2016, we received a 30-day Letter from the IRS and the RAR for the December 2007 through 2010 tax years. The RAR includes the proposed adjustments for tax years December 2007 through 2010, which reflect the carryover effect of the three protested issues from 2006 through October 2007. These proposed adjustments will also be protested in appeals and formal appeals protests have been submitted. In total, the proposed adjustments sought by the IRS would result in additional U.S. federal tax owed of approximately $874 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to Hilton Honors would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. However, based on continuing appeals process discussions with the IRS, we believe that it is more likely than not that we will not recognize the full benefit related to certain of the issues being appealed. Accordingly, as of March 31, 2018, we have recorded $45 million of unrecognized tax benefits related to these issues.

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign tax jurisdictions. We are under regular and recurring audit by the IRS and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in federal, state, local and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. We are no longer subject to U.S. federal income tax examination for years through 2004. As of March 31, 2018, we remain subject to federal examinations from 2005 through 2016, state examinations from 2005 through 2016 and foreign examinations of our income tax returns for the years 1996 through 2017.

Note 10: Share-Based Compensation

We grant time-vesting restricted stock units and restricted stock (collectively, "RSUs"), nonqualified stock options ("options") and performance-vesting restricted stock units and restricted stock (collectively, "performance shares") to our employees and deferred share units ("DSUs") to members of our board of directors. We recognized share-based compensation expense of $28 million and $25 million during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, unrecognized compensation costs for unvested awards was approximately $223 million, which are expected to be recognized over a weighted-average period of 2.0 years on a straight-line basis. As of March 31, 2018, there were 16.2 million shares of common stock available for future issuance under our 2017 Omnibus Incentive Plan, plus any shares subject to awards outstanding under our 2013 Omnibus Incentive Plan, which will become available for issuance under our 2017 Omnibus Incentive Plan if such outstanding awards expire or are terminated or are canceled or forfeited.

RSUs

During the three months ended March 31, 2018, we granted 0.9 million RSUs with a weighted average grant date fair value per share of $79.37, which generally vest in equal annual installments over two or three years from the date of grant.

Options

During the three months ended March 31, 2018, we granted 0.6 million options with an exercise price per share of $79.35, which vest over three years from the date of grant in equal annual installments and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The weighted average grant date fair value per share of the options granted during the three months ended March 31, 2018 was $23.78, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility(1)	27.99%
Dividend yield(2)	0.74%
Risk-free rate(3)	2.73%
Expected term (in years)(4)	6.0
____________

(1)	Estimated using historical movement of Hilton's stock price.

(2)	Estimated based on the current quarterly dividend and the three-month average stock price at the date of grant.

(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.

(4)	Estimated using the average of the vesting periods and the contractual term of the options.

As of March 31, 2018, 1.2 million options were exercisable.

Performance Shares

During the three months ended March 31, 2018, we granted 0.3 million performance shares with a weighted average grant date fair value per share of $79.35. The performance shares are settled at the end of the three-year performance period with 50 percent of the awards subject to achievement based on the Company's adjusted earnings before interest expense, a provision for income taxes and depreciation and amortization ("Adjusted EBITDA") compound annual growth rate ("CAGR") ("EBITDA CAGR") and the other 50 percent of the awards subject to achievement based on the Company’s free cash flow ("FCF") per share CAGR ("FCF CAGR"). We determined that the performance conditions for performance shares issued in 2018 and 2017 are probable of achievement and, as of March 31, 2018, we recognized compensation expense based on the following anticipated achievement percentages for these performance shares:

	EBITDA CAGR	FCF CAGR
2017 performance shares	200%	200%
2018 performance shares	150%	125%

Note 11: Stockholders' Equity and Accumulated Other Comprehensive Loss

The changes in the components of stockholders' equity were as follows:

	Equity Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit(1)	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2017	317	$3	$(891)	$10,298	$(6,981)	$(741)	$3	$1,691
Share-based compensation	1	—	—	(10)	—	—	—	(10)
Repurchases of common stock	(1)	—	(110)	—	—	—	—	(110)
Net income	—	—	—	—	161	—	2	163
Other comprehensive income	—	—	—	—	—	61	—	61
Dividends	—	—	—	—	(48)	—	—	(48)
Balance as of March 31, 2018	317	$3	$(1,001)	$10,288	$(6,868)	$(680)	$5	$1,747

	Equity Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit(1)	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests(2)
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2016	329	$3	$—	$10,220	$(3,545)	$(1,001)	$(50)	$5,627
Share-based compensation	2	—	—	(7)	—	—	—	(7)
Repurchases of common stock	(1)	—	(70)	—	—	—	—	(70)
Net income	—	—	—	—	47	—	1	48
Other comprehensive income (loss)	—	—	—	—	—	20	(1)	19
Dividends	—	—	—	—	(50)	—	—	(50)
Spin-offs of Park and HGV	—	—	—	—	(4,318)	63	49	(4,206)
Cumulative effect of the adoption of ASU 2016-09	—	—	—	1	(1)	—	—	—
Distributions	—	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2017	330	$3	$(70)	$10,214	$(7,867)	$(918)	$(2)	$1,360
___________

(1)
Includes adjustments of $385 million and $222 million as of December 31, 2017 and 2016, respectively, as a result of the adoption of ASU 2014-09 as of January 1, 2016. See Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" for additional information.

(2)	Other comprehensive loss was related to a currency translation adjustment.

During 2017, our board of directors authorized stock repurchases of up to $2.0 billion of the Company's common stock. During the three months ended March 31, 2018, we repurchased 1.3 million shares of common stock under the program. As of March 31, 2018, approximately $1.0 billion remained available for share repurchases under the program. In April 2018, we repurchased 16.5 million shares of Hilton common stock from HNA for $1.17 billion, which was made apart from, and not pursuant to, the stock repurchase program. See Note 16: "Subsequent Events" for additional information.

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2017	$(513)	$(229)	$1	$(741)
Other comprehensive income (loss) before reclassifications	32	(1)	24	55
Amounts reclassified from accumulated other comprehensive loss	—	2	4	6
Net current period other comprehensive income	32	1	28	61
Balance as of March 31, 2018	$(481)	$(228)	$29	$(680)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2016	$(738)	$(251)	$(12)	$(1,001)
Other comprehensive income (loss) before reclassifications	21	(1)	(5)	15
Amounts reclassified from accumulated other comprehensive loss	—	2	3	5
Net current period other comprehensive income (loss)	21	1	(2)	20
Spin-offs of Park and HGV	63	—	—	63
Balance as of March 31, 2017	$(654)	$(250)	$(14)	$(918)
____________

(1)	Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature.

(2)
Amounts reclassified include the amortization of prior service cost and the amortization of net loss that were included in our computation of net periodic pension cost. They were recognized in other non-operating income, net in our condensed consolidated statements of operations and are presented net of a $1 million tax benefit for the three months ended March 31, 2018 and 2017.

(3)
Amounts reclassified relate to the designated interest rate swaps, as well as the interest rate swaps that were dedesignated in 2016 and settled in 2017. The amounts were recognized in interest expense in our condensed consolidated statements of operations and are presented net of a tax benefit of $1 million and $2 million for the three months ended March 31, 2018 and 2017, respectively.

Note 12: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
	March 31,
	2018	2017
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$161	$47
Denominator:
Weighted average shares outstanding	316	330
Basic EPS	$0.51	$0.14

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$161	$47
Denominator:
Weighted average shares outstanding	319	331
Diluted EPS	$0.51	$0.14

Less than 1 million share-based compensation awards were excluded from the weighted average shares outstanding in the computation of diluted EPS for the three months ended March 31, 2018 and 2017 because their effect would have been anti-dilutive under the treasury stock method.

Note 13: Business Segments

We are a hospitality company with operations organized in two distinct operating segments: (i) management and franchise; and (ii) ownership. These segments are managed and reported separately because of their distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us. As of March 31, 2018, this segment included 650 managed hotels and 4,570 franchised hotels consisting of 833,421 total rooms. This segment also earns license fees from HGV and co-brand credit card arrangements and fees for managing properties in our ownership segment.

As of March 31, 2018, the ownership segment included 71 properties totaling 21,718 rooms, comprising 62 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, two hotels leased by consolidated VIEs and six hotels owned or leased by unconsolidated affiliates.

The performance of our operating segments is evaluated primarily on operating income, without allocating corporate and other revenues and other expenses or general and administrative expenses.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended
	March 31,
	2018	2017
	(in millions)
Franchise fees	$333	$283
Base and other management fees(1)	90	90
Incentive management fees	55	49
Management and franchise	478	422
Ownership	334	296
Segment revenues	812	718
Amortization of contract acquisition costs	(7)	(3)
Other revenues	23	37
Direct reimbursements from managed and franchised properties	699	663
Indirect reimbursements from managed and franchised properties	555	488
Intersegment fees elimination(1)	(8)	(7)
Total revenues	$2,074	$1,896
____________

(1)	Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

The following table presents operating income for our reportable segments, reconciled to consolidated income before income taxes:

	Three Months Ended
	March 31,
	2018	2017
	(in millions)
Management and franchise(1)	$478	$422
Ownership(1)	6	21
Segment operating income	484	443
Amortization of contract acquisition costs	(7)	(3)
Other revenues, less other expenses	9	14
Net other expenses from managed and franchised properties	(21)	(45)
Depreciation and amortization	(82)	(86)
General and administrative	(104)	(106)
Operating income	279	217
Interest expense	(83)	(89)
Gain (loss) on foreign currency transactions	11	(4)
Loss on debt extinguishment	—	(60)
Other non-operating income, net	14	2
Income before income taxes	$221	$66
____________

(1)	Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	March 31,	December 31,
	2018	2017
	(in millions)
Management and franchise	$11,435	$11,505
Ownership	994	964
Corporate and other	1,831	1,759
	$14,260	$14,228

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended
	March 31,
	2018	2017
	(in millions)
Ownership	$7	$6
Corporate and other	3	3
	$10	$9

Note 14: Commitments and Contingencies

We provide performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified operating performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of March 31, 2018, we had four contracts containing performance guarantees, with expirations ranging from 2019 to 2030, and possible cash outlays totaling approximately $47 million. Our obligations under these guarantees in future periods are dependent on the operating performance levels of these hotels over the remaining terms of the performance guarantees. We do not have any letters of credit pledged as collateral against these guarantees. As of March 31, 2018 and December 31, 2017, we recorded $14 million and $12 million, respectively, in accounts payable, accrued expenses and other and $7 million and $9 million, respectively, in other liabilities in our condensed consolidated balance sheets for one and two outstanding performance guarantees, respectively, that are related to VIEs for which we are not the primary beneficiary.

We receive fees from managed and franchise properties to operate our marketing, sales and brand programs on behalf of hotel owners. As of March 31, 2018 and December 31, 2017, we had collected an aggregate of $397 million and $402 million in excess of net amounts expended, respectively, across all programs.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2018 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 15: Condensed Consolidating Guarantor Financial Information

Hilton Worldwide Finance LLC and Hilton Worldwide Finance Corp. (the "HWF Issuers"), entities that are 100 percent owned by Hilton Worldwide Parent LLC ("HWP"), which is 100 percent owned by the Parent, issued the 2025 Senior Notes and 2027 Senior Notes in March 2017 and are guarantors of the 2024 Senior Notes. In September 2016, Hilton Domestic Operating Company Inc. ("HOC"), an entity incorporated in July 2016 that is 100 percent owned by Hilton Worldwide Finance LLC and is a guarantor of the 2025 Senior Notes and 2027 Senior Notes, assumed the 2024 Senior Notes that were issued in August 2016 by escrow issuers. The 2024 Senior Notes, 2025 Senior Notes and 2027 Senior Notes are collectively referred to as the Senior Notes. The HWF Issuers and HOC are collectively referred to as the Subsidiary Issuers.

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by HWP, the Parent and certain of the Parent's 100 percent owned domestic restricted subsidiaries that are themselves not issuers of the applicable series of Senior Notes (together, the "Guarantors''). The indentures that govern the Senior Notes provide that any subsidiary of the Company that provides a guarantee of our senior secured credit facility will guarantee the Senior Notes. As of March 31, 2018, none of our foreign subsidiaries or U.S. subsidiaries owned by foreign subsidiaries or conducting foreign operations or our non-wholly owned subsidiaries guarantee the Senior Notes (collectively, the "Non-Guarantors").

The condensed consolidating financial information presents the financial information based on the composition of the Guarantors and Non-Guarantors as of March 31, 2018.

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

The following tables present the condensed consolidating financial information as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017, for the Parent, HWF Issuers, HOC, Guarantors and Non-Guarantors.

	March 31, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$2	$14	$594	$—	$610
Restricted cash and cash equivalents	—	—	33	10	30	—	73
Accounts receivable, net	—	—	17	700	263	—	980
Intercompany receivables	—	—	—	—	40	(40)	—
Prepaid expenses	—	—	18	51	95	(3)	161
Other	—	—	1	17	166	—	184
Total current assets	—	—	71	792	1,188	(43)	2,008
Intangibles and Other Assets:
Investments in subsidiaries	1,737	7,092	8,301	1,737	—	(18,867)	—
Goodwill	—	—	—	3,824	1,387	—	5,211
Brands	—	—	—	4,404	498	—	4,902
Management and franchise contracts, net	—	—	—	620	308	—	928
Other intangible assets, net	—	—	—	278	150	—	428
Property and equipment, net	—	—	19	66	273	—	358
Deferred income tax assets	5	—	104	—	136	(134)	111
Other	—	55	33	67	159	—	314
Total intangibles and other assets	1,742	7,147	8,457	10,996	2,911	(19,001)	12,252
TOTAL ASSETS	$1,742	$7,147	$8,528	$11,788	$4,099	$(19,044)	$14,260
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$—	$39	$126	$555	$625	$(1)	$1,344
Current portion of deferred revenues	—	—	63	268	13	(2)	342
Intercompany payables	—	—	40	—	—	(40)	—
Current maturities of long-term debt	—	32	—	—	15	—	47
Income taxes payable	—	—	—	22	41	—	63
Current portion of liability for guest loyalty program	—	—	—	692	—	—	692
Total current liabilities	—	71	229	1,537	694	(43)	2,488
Long-term debt	—	5,325	984	—	249	—	6,558
Deferred revenues	—	—	—	766	62	—	828
Deferred income tax liabilities	—	14	—	1,021	—	(134)	901
Liability for guest loyalty program	—	—	—	841	—	—	841
Other	—	—	223	61	613	—	897
Total liabilities	—	5,410	1,436	4,226	1,618	(177)	12,513
Equity:
Total Hilton stockholders' equity	1,742	1,737	7,092	7,562	2,476	(18,867)	1,742
Noncontrolling interests	—	—	—	—	5	—	5
Total equity	1,742	1,737	7,092	7,562	2,481	(18,867)	1,747
TOTAL LIABILITIES AND EQUITY	$1,742	$7,147	$8,528	$11,788	$4,099	$(19,044)	$14,260

	December 31, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$2	$18	$550	$—	$570
Restricted cash and cash equivalents	—	—	61	10	29	—	100
Accounts receivable, net	—	—	18	712	275	—	1,005
Intercompany receivables	—	—	—	—	40	(40)	—
Prepaid expenses	—	—	25	24	84	(6)	127
Income taxes receivable	—	—	—	60	—	(24)	36
Other	—	—	1	13	155	—	169
Total current assets	—	—	107	837	1,133	(70)	2,007
Intangibles and Other Assets:
Investments in subsidiaries	1,697	7,067	8,326	1,697	—	(18,787)	—
Goodwill	—	—	—	3,824	1,366	—	5,190
Brands	—	—	—	4,405	485	—	4,890
Management and franchise contracts, net	—	—	2	645	306	—	953
Other intangible assets, net	—	—	1	283	149	—	433
Property and equipment, net	—	—	20	67	266	—	353
Deferred income tax assets	6	—	104	—	127	(126)	111
Other	—	20	32	67	172	—	291
Total intangibles and other assets	1,703	7,087	8,485	10,988	2,871	(18,913)	12,221
TOTAL ASSETS	$1,703	$7,087	$8,592	$11,825	$4,004	$(18,983)	$14,228
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$15	$20	$184	$576	$624	$(3)	$1,416
Current portion of deferred revenues	—	—	90	266	13	(3)	366
Intercompany payables	—	—	40	—	—	(40)	—
Current maturities of long-term debt	—	32	—	—	14	—	46
Income taxes payable	—	—	—	—	36	(24)	12
Current portion of liability for guest loyalty program	—	—	—	622	—	—	622
Total current liabilities	15	52	314	1,464	687	(70)	2,462
Long-term debt	—	5,333	983	—	240	—	6,556
Deferred revenues	—	—	—	770	59	—	829
Deferred income tax liabilities	—	5	—	1,052	—	(126)	931
Liability for guest loyalty program	—	—	—	839	—	—	839
Other	—	—	228	64	628	—	920
Total liabilities	15	5,390	1,525	4,189	1,614	(196)	12,537
Equity:
Total Hilton stockholders' equity	1,688	1,697	7,067	7,636	2,387	(18,787)	1,688
Noncontrolling interests	—	—	—	—	3	—	3
Total equity	1,688	1,697	7,067	7,636	2,390	(18,787)	1,691
TOTAL LIABILITIES AND EQUITY	$1,703	$7,087	$8,592	$11,825	$4,004	$(18,983)	$14,228

	Three Months Ended March 31, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$44	$262	$29	$(4)	$331
Base and other management fees	—	—	—	51	26	—	77
Incentive management fees	—	—	—	21	34	—	55
Owned and leased hotels	—	—	—	—	334	—	334
Other revenues	—	—	2	24	2	(5)	23
	—	—	46	358	425	(9)	820
Other revenues from managed and franchised properties	—	—	44	1,070	140	—	1,254
Total revenues	—	—	90	1,428	565	(9)	2,074

Expenses
Owned and leased hotels	—	—	—	—	320	—	320
Depreciation and amortization	—	—	1	60	21	—	82
General and administrative	—	—	73	—	35	(4)	104
Other expenses	—	—	2	7	9	(4)	14
	—	—	76	67	385	(8)	520
Other expenses from managed and franchised properties	—	—	46	1,084	145	—	1,275
Total expenses	—	—	122	1,151	530	(8)	1,795

Operating income (loss)	—	—	(32)	277	35	(1)	279

Interest expense	—	(61)	(13)	—	(10)	1	(83)
Gain (loss) on foreign currency transactions	—	—	(3)	8	6	—	11
Other non-operating income, net	—	—	3	8	3	—	14

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(61)	(45)	293	34	—	221

Income tax benefit (expense)	—	15	13	(73)	(13)	—	(58)

Income (loss) before equity in earnings from subsidiaries	—	(46)	(32)	220	21	—	163

Equity in earnings from subsidiaries	161	207	239	161	—	(768)	—

Net income	161	161	207	381	21	(768)	163
Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income attributable to Hilton stockholders	$161	$161	$207	$381	$19	$(768)	$161

Comprehensive income	$222	$190	$207	$382	$52	$(829)	$224
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Comprehensive income attributable to Hilton stockholders	$222	$190	$207	$382	$50	$(829)	$222

	Three Months Ended March 31, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$19	$244	$23	$(4)	$282
Base and other management fees	—	—	—	49	32	—	81
Incentive management fees	—	—	—	20	29	—	49
Owned and leased hotels	—	—	—	—	296	—	296
Other revenues	—	—	20	13	4	—	37
	—	—	39	326	384	(4)	745
Other revenues from managed and franchised properties	—	—	41	981	129	—	1,151
Total revenues	—	—	80	1,307	513	(4)	1,896

Expenses
Owned and leased hotels	—	—	—	—	268	—	268
Depreciation and amortization	—	—	1	62	23	—	86
General and administrative	—	—	79	2	25	—	106
Other expenses	—	—	12	7	8	(4)	23
	—	—	92	71	324	(4)	483
Other expenses from managed and franchised properties	—	—	42	1,026	128	—	1,196
Total expenses	—	—	134	1,097	452	(4)	1,679

Operating income (loss)	—	—	(54)	210	61	—	217

Interest expense	—	(63)	(16)	—	(10)	—	(89)
Gain (loss) on foreign currency transactions	—	—	11	21	(36)	—	(4)
Loss on debt extinguishment	—	(60)	—	—	—	—	(60)
Other non-operating income (loss), net	—	(3)	1	1	3	—	2

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(126)	(58)	232	18	—	66

Income tax benefit (expense)	—	50	24	(87)	(5)	—	(18)

Income (loss) before equity in earnings from subsidiaries	—	(76)	(34)	145	13	—	48

Equity in earnings from subsidiaries	47	123	157	47	—	(374)	—

Net income	47	47	123	192	13	(374)	48
Net income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)
Net income attributable to Hilton stockholders	$47	$47	$123	$192	$12	$(374)	$47

Comprehensive income	$67	$45	$127	$192	$30	$(394)	$67
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	—
Comprehensive income attributable to Hilton stockholders	$67	$45	$127	$192	$30	$(394)	$67

	Three Months Ended March 31, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(46)	$(29)	$307	$11	$—	$243
Investing Activities:
Capital expenditures for property and equipment	—	—	—	(1)	(9)	—	(10)
Capitalized software costs	—	—	—	(15)	—	—	(15)
Other	—	—	—	(2)	1	—	(1)
Net cash used in investing activities	—	—	—	(18)	(8)	—	(26)
Financing Activities:
Repayment of debt	—	(10)	—	—	(4)	—	(14)
Intercompany transfers	157	56	41	(293)	39	—	—
Dividends paid	(47)	—	—	—	—	—	(47)
Repurchases of common stock	(110)	—	—	—	—	—	(110)
Tax withholdings on share-based compensation	—	—	(40)	—	—	—	(40)
Net cash provided by (used in) financing activities	—	46	1	(293)	35	—	(211)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	7	—	7
Net increase (decrease) in cash, restricted cash and cash equivalents	—	—	(28)	(4)	45	—	13
Cash, restricted cash and cash equivalents, beginning of period	—	—	63	28	579	—	670
Cash, restricted cash and cash equivalents, end of period	$—	$—	$35	$24	$624	$—	$683

	Three Months Ended March 31, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$—	$(102)	$48	$107	$(3)	$50
Investing Activities:
Capital expenditures for property and equipment	—	—	—	(1)	(8)	—	(9)
Capitalized software costs	—	—	—	(9)	—	—	(9)
Other	—	(13)	—	(6)	—	—	(19)
Net cash used in investing activities	—	(13)	—	(16)	(8)	—	(37)
Financing Activities:
Borrowings	—	1,823	—	—	—	—	1,823
Repayment of debt	—	(1,823)	—	—	(1)	—	(1,824)
Debt issuance costs and redemption premium	—	(66)	—	—	—	—	(66)
Repayment of intercompany borrowings	—	—	(3)	—	—	3	—
Intercompany transfers	119	79	133	(42)	(289)	—	—
Dividends paid	(49)	—	—	—	—	—	(49)
Cash transferred in spin-offs of Park and HGV	—	—	—	—	(501)	—	(501)
Repurchases of common stock	(70)	—	—	—	—	—	(70)
Distributions to noncontrolling interests	—	—	—	—	(1)	—	(1)
Tax withholdings on share-based compensation	—	—	(28)	—	—	—	(28)
Net cash provided by (used in) financing activities	—	13	102	(42)	(792)	3	(716)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	5	—	5
Net decrease in cash, restricted cash and cash equivalents	—	—	—	(10)	(688)	—	(698)
Cash, restricted cash and cash equivalents from continuing operations, beginning of period	—	—	90	31	1,062	—	1,183
Cash, restricted cash and cash equivalents from discontinued operations, beginning of period	—	—	—	—	501	—	501
Cash, restricted cash and cash equivalents, beginning of period	—	—	90	31	1,563	—	1,684
Cash, restricted cash and cash equivalents, end of period	$—	$—	$90	$21	$875	$—	$986

Note 16: Subsequent Events

In April 2018, HOC issued $1.5 billion aggregate principal amount of 5.125% Senior Notes due 2026 (the "2026 Senior Notes"), guaranteed on a senior unsecured basis by the Parent and certain of its wholly owned subsidiaries. We used a portion of the net proceeds from the issuance, together with borrowings under our Revolving Credit Facility and available cash to repurchase 16.5 million shares of our common stock from HNA for $1,171 million. HNA also sold 66 million shares of Hilton common stock in an underwritten, public offering and no longer has any beneficial ownership in Hilton. Additionally, we used the remaining proceeds from the issuance of the 2026 Senior Notes to repay approximately $500 million of our Term Loans.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. As previously discussed, we adopted the requirements of ASU 2014-09 as of January 1, 2016 using the full retrospective approach; refer to Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our unaudited condensed consolidated financial statements for additional information. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q reflect this adoption.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry, macroeconomic factors beyond our control, competition for hotel guests and management and franchise contracts, risks related to doing business with third-party hotel owners, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the U.S. and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

Our Business

Hilton is one of the largest and fastest growing hospitality companies in the world, with 5,339 properties comprising 863,241 rooms in 106 countries and territories as of March 31, 2018. Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton; our full service hotel brands, Hilton Hotels & Resorts, Curio - A Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton and Embassy Suites by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. As of March 31, 2018, we had approximately 74 million members in our award-winning guest loyalty program, Hilton Honors, a 20 percent increase from March 31, 2017.

Segments and Regions

Management analyzes our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments that are based on similar products or services: (i) management and franchise; and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our brands. This segment generates its revenue from: (i) management and franchise fees charged to third-party hotel owners; (ii) license fees for the exclusive right to use certain Hilton marks and IP; and (iii) affiliate fees charged to owned and leased hotels. As a manager of hotels, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services. The ownership segment primarily derives earnings from providing hotel room rentals, food and beverage sales and other services at our owned and leased hotels.

Geographically, management conducts business through three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S. is included in the Americas, it represented 74 percent of our system-wide hotel rooms as of March 31, 2018; therefore, the U.S. is often analyzed separately and apart from the

Americas geographic region overall and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific island nations.

System Growth and Pipeline

Our strategic priorities include the continued expansion of our global network and fee-based business. As we enter into new management and franchise contracts, we expand our business with minimal or no capital investment by us as the manager or franchisor, since the capital required to build and maintain hotels is typically provided by the third-party owner of the hotel with whom we contract to provide management or franchise services. Additionally, prior to approving the addition of new properties to our management and franchise development pipeline, we evaluate the economic viability of the property based on its geographic location, the credit quality of the third-party owner and other factors. By increasing the number of management and franchise contracts with third-party owners, we expect to increase overall return on invested capital and cash available for return to stockholders.

As of March 31, 2018, we had a total of 2,343 hotels in our development pipeline that we expect to add as open hotels in our system, representing approximately 355,000 rooms under construction or approved for development throughout 106 countries and territories, including 38 countries and territories where we do not currently have any open hotels. All of the rooms in the pipeline are within our management and franchise segment. Nearly 187,000 rooms in the pipeline, or more than half, were located outside the U.S. Additionally, approximately 184,000 rooms in the pipeline, or more than half, were under construction. We do not consider any individual development project to be material to us.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported, excluding the hotels distributed in the spin-offs; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. Of the 5,291 hotels in our system as of March 31, 2018, 4,343 hotels have been classified as comparable hotels. Our 948 non-comparable hotels included 211 hotels, or approximately four percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were not available.

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

Average Daily Rate ("ADR")

ADR represents hotel room revenue divided by total number of room nights sold for a given period. ADR measures average room price attained by a hotel, and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. ADR is a commonly used performance measure in the industry, and we use ADR to assess pricing levels that we are able to generate by type of customer, as changes in rates have a different effect on overall revenues and incremental profitability than changes in occupancy, as described above.

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

References to RevPAR, ADR and occupancy are presented on a comparable basis and references to RevPAR and ADR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three months ended March 31, 2018 and 2017 use the exchange rates for the three months ended March 31, 2018.

EBITDA and Adjusted EBITDA

EBITDA reflects net income (loss), excluding interest expense, a provision for income taxes and depreciation and amortization.

Adjusted EBITDA is calculated as EBITDA, as previously defined, further adjusted to exclude certain items, including gains, losses, revenues and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings and retirements; (iv) furniture, fixtures and equipment ("FF&E") replacement reserves required under certain lease agreements; (v) reorganization costs; (vi) share-based compensation expense; (vii) non-cash impairment losses; (viii) severance, relocation and other expenses; (ix) amortization of contract acquisition costs; (x) the net effect of reimbursable costs included in other revenues and expenses from managed and franchised properties; and (xi) other items.

Beginning with the three months ended March 31, 2018, we modified the definition of Adjusted EBITDA to also exclude the amortization of contract acquisition costs and the net effect of reimbursable costs included in other revenues and expenses from managed and franchised properties. We believe that excluding these impacts is useful for the reasons set forth below and have applied the modified definition of Adjusted EBITDA to all prior periods.

We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) these measures are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions; and (ii) these measures are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry. Additionally, these measures exclude certain items that can vary widely across different industries and among competitors within our industry. For instance, interest expense and the provision for income taxes are dependent on company specifics, including, among other things, capital structure and operating jurisdictions, respectively, and, therefore could vary significantly across companies. Depreciation and amortization, as well as amortization of contract acquisition costs, are dependent upon company policies, including the method of acquiring and depreciating assets and the useful lives that are used. For Adjusted EBITDA, we also exclude items such as: (i) FF&E replacement reserve to be consistent with the treatment of FF&E for owned and leased hotels where it is capitalized and depreciated over the life of the FF&E; (ii) share-based compensation expense, as this could vary widely among companies due to the different plans in place and the usage of them; (iii) the net effect of our reimbursable revenues and related expenses, as we do not operate the related programs to generate a profit over the term of the respective agreements; and (iv) other items that are not core to our operations and are not reflective of our performance.

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

Results of Operations
The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance
	March 31, 2018	2018 vs. 2017
U.S.
Occupancy	72.4%	1.1%	pts.
ADR	$146.61	1.2%
RevPAR	$106.09	2.8%

Americas (excluding U.S.)
Occupancy	67.2%	2.6%	pts.
ADR	$131.14	3.2%
RevPAR	$88.15	7.3%

Europe
Occupancy	70.1%	3.9%	pts.
ADR	$138.94	1.2%
RevPAR	$97.39	7.1%

MEA
Occupancy	73.6%	5.1%	pts.
ADR	$156.56	(2.1)%
RevPAR	$115.28	5.3%

Asia Pacific
Occupancy	70.4%	5.5%	pts.
ADR	$142.39	2.3%
RevPAR	$100.18	11.0%

System-wide
Occupancy	71.8%	1.8%	pts.
ADR	$145.21	1.2%
RevPAR	$104.27	3.9%

During the three months ended March 31, 2018, we experienced RevPAR growth across all regions, particularly in Europe and Asia Pacific. RevPAR growth in Europe was primarily driven by increased demand in Eastern Europe where Turkey continues to lead the region as it recovers from the geopolitical and economic turmoil of 2016, while benefiting from strong domestic demand. Additionally, RevPAR growth in Asia Pacific was primarily driven by demand growth in China attributable to the continued stabilization of new hotels. MEA experienced RevPAR growth as a result of increased occupancy, particularly in Egypt and Saudi Arabia, despite minor declines in ADR. Canada was the primary driver of positive performance in the Americas (excluding U.S.), which was largely attributable to increasing leisure travel during the three months ended March 31, 2018. U.S. RevPAR and occupancy growth was driven by strength across all segments, particularly leisure travel.

The table below provides a reconciliation of net income, to EBITDA and Adjusted EBITDA:

	Three Months Ended
	March 31,
	2018	2017
	(in millions)
Net income	$163	$48
Interest expense	83	89
Income tax expense	58	18
Depreciation and amortization	82	86
EBITDA	386	241
Loss (gain) on foreign currency transactions	(11)	4
Loss on debt extinguishment	—	60
FF&E replacement reserve	12	6
Share-based compensation expense	28	25
Amortization of contract acquisition costs	7	3
Net other expenses from managed and franchised properties	21	45
Other adjustment items(1)	2	26
Adjusted EBITDA	$445	$410
____________

(1)	Includes adjustments for severance, transaction costs and other items.

Revenues

	Three Months Ended		Percent
	March 31,		Change
	2018	2017	2018 vs. 2017
	(in millions)
Franchise fees	$331	$282	17.4

Base and other management fees	$77	$81	(4.9)
Incentive management fees	55	49	12.2
Total management fees	$132	$130	1.5

The increase in management and franchise fees was driven by the addition of new managed and franchised properties to our portfolio, as well as the increase in RevPAR at our comparable managed and franchised hotels.

Including new development and ownership type transfers, from January 1, 2017 to March 31, 2018, we added 486 managed and franchised properties on a net basis, providing an additional 94,697 rooms to our managed and franchised segment. As new hotels stabilize in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods.

In addition to new franchised hotels added to the system, franchise fees increased as a result of an increase in licensing and other fees and an increase in RevPAR at our comparable franchised hotels of 3.1 percent, due to increases in ADR and occupancy of 1.1 percent and 1.4 percentage points, respectively.

Base and other management fees decreased as a result of a termination fee that was recognized during the three months ended March 31, 2017, partially offset by an increase from the addition of new managed hotels added to our system, as well as a 5.4 percent increase in RevPAR at our comparable managed hotels, due to increases in ADR and occupancy of 1.0 percent and 3.1 percentage points, respectively. The increase in incentive management fees was driven by the increase in RevPAR at our comparable managed hotels.

	Three Months Ended		Percent
	March 31,		Change
	2018	2017	2018 vs. 2017
	(in millions)
Owned and leased hotels	$334	$296	12.8

Owned and leased hotel revenues increased primarily as a result of favorable foreign currency exchange rates, which increased revenues by $29 million. On a currency neutral basis, revenues increased $9 million primarily as a result of increases at our comparable owned and leased hotels due to an increase in RevPAR of 5.8 percent, driven by increases in ADR and occupancy of 3.5 percent and 1.5 percentage points, respectively. This increase was partially offset by a decrease in revenues at our non-comparable owned and leased hotels.

	Three Months Ended		Percent
	March 31,		Change
	2018	2017	2018 vs. 2017
	(in millions)
Other revenues	$23	$37	(37.8)

Other revenues decreased primarily as a result of a recovery from the settlement of a claim by Hilton to a third party relating to our defined benefit plans during the three months ended March 31, 2017.

Operating Expenses

	Three Months Ended		Percent
	March 31,		Change
	2018	2017	2018 vs. 2017
	(in millions)
Owned and leased hotels	$320	$268	19.4

Owned and leased hotel expenses increased primarily as a result of the effect of foreign currency exchange rate changes of $27 million. On a currency neutral basis, owned and leased hotel expenses increased $25 million primarily due to increases at our comparable owned and leased hotels driven by an increase in variable operating costs related to increased occupancy. The increase also included the effect of a $4 million refund of rent related to a lease termination that was recognized during the three months ended March 31, 2017.

	Three Months Ended		Percent
	March 31,		Change
	2018	2017	2018 vs. 2017
	(in millions)
Depreciation and amortization	$82	$86	(4.7)
General and administrative	104	106	(1.9)
Other expenses	14	23	(39.1)

The decrease in general and administrative expenses was primarily a result of a $5 million decrease in severance costs related to the 2015 sale of the Waldorf Astoria New York, as well as a decrease of $10 million in costs associated with the spin-offs. These decreases were partially offset by an increase in payroll and compensation costs, including share-based compensation.

Other expenses decreased primarily as a result of costs relating to the settlement of the claim relating to our defined benefit plans that were recognized during the three months ended March 31, 2017.

Non-operating Income and Expenses

	Three Months Ended		Percent
	March 31,		Change
	2018	2017	2018 vs. 2017
	(in millions)
Interest expense	$(83)	$(89)	(6.7)
Gain (loss) on foreign currency transactions	11	(4)	NM(1)
Loss on debt extinguishment	—	(60)	NM(1)
Other non-operating income, net	14	2	NM(1)
Income tax expense	(58)	(18)	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The decrease in interest expense was primarily due to a decrease in our weighted average interest rate as a result of the March 2017 repayment of the 2021 Senior Notes, largely offset by increased interest expense due to the issuances of the 2025 Senior Notes and the 2027 Senior Notes in March 2017. See Note 6: "Debt" in our unaudited condensed consolidated financial statements for additional information.

The gains and losses on foreign currency transactions primarily related to changes in foreign currency exchange rates on our short-term cross-currency intercompany loans for both periods. During the three months ended March 31, 2018 and 2017, the changes were predominantly for loans denominated in the British pound, euro and Australian dollar.

The loss on debt extinguishment related to the repayment of the 2021 Senior Notes and included a redemption premium of $42 million and the accelerated recognition of $18 million of unamortized debt issuance costs during the three months ended March 31, 2017.

Other non-operating income, net for the three months ended March 31, 2018 included a $6 million gain on the refinancing of a loan that financed the construction of a hotel that we manage.

Income tax expense increased for the three months ended March 31, 2018 primarily as a result of the increase in income before income taxes, partially offset by the decrease in the annual effective tax rate due to the TCJ Act. See Note 9: "Income Taxes" in our unaudited condensed consolidated financial statements for additional information.

Segment Results

We evaluate our business segment operating performance using operating income. Refer to Note 13: "Business Segments" in our unaudited condensed consolidated financial statements for a reconciliation of segment operating income to income before income taxes and additional information on the evaluation of the performance of our segments using operating income. The following table sets forth revenues and operating income by segment:

	Three Months Ended		Percent
	March 31,		Change
	2018	2017	2018 vs. 2017
	(in millions)
Revenues:
Management and franchise(1)	478	422	13.3
Ownership	334	296	12.8
Segment revenues	812	718	13.1
Amortization of contract acquisition costs	(7)	(3)	NM(2)
Other revenues	23	37	(37.8)
Other revenues from managed and franchised properties	1,254	1,151	8.9
Intersegment fees elimination(1)	(8)	(7)	14.3
Total revenues	$2,074	$1,896	9.4

Operating Income(1):
Management and franchise	$478	$422	13.3
Ownership	6	21	(71.4)
Segment operating income	$484	$443	9.3
____________

(1)
Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our unaudited condensed consolidated statements of operations.

(2)	Fluctuation in terms of percentage change is not meaningful.

Management and franchise segment revenues and operating income increased $56 million as a result of the net addition of managed and franchised hotels to our system, an increase in licensing and other fees and an increase in RevPAR at our comparable managed and franchised properties of 3.8 percent. Refer to "—Revenues" for further discussion of the increases in revenues from our managed and franchised properties.

Ownership segment revenues increased $38 million as a result of an increase in hotel revenues, which was primarily attributable to favorable foreign currency exchange rates and the increase in revenue at our comparable owned and leased hotels due to an increase in RevPAR of 5.8 percent. Ownership operating income decreased $15 million as a result of the increase in operating expenses at owned and leased hotels, only partially offset by the increase in segment revenues. Refer to "—Revenues" and "—Operating Expenses" for further discussion of the changes in revenues and operating expenses at our owned and leased hotels.

Liquidity and Capital Resources

Overview

As of March 31, 2018, we had total cash and cash equivalents of $683 million, including $73 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance related to cash collateral on our self-insurance programs.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including costs associated with the management and franchising of hotels, corporate expenses, payroll and related benefits, legal costs, interest and scheduled principal payments on our outstanding indebtedness, contract acquisition costs and capital expenditures for renovations and maintenance at the hotels within our ownership segment. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements to the hotels within our ownership segment, commitments to owners in our management and franchise segment, dividends as declared, share repurchases and corporate capital and information technology expenditures.

We finance our business activities primarily with existing cash and cash generated from our operations. We believe that this cash will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, legal costs and other commitments for the foreseeable future. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases.

We and our affiliates may from time to time purchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

During the three months ended March 31, 2018, we repurchased 1.3 million shares of our common stock for $110 million. In April 2018, we repurchased from HNA an additional 16.5 million shares for $1,171 million in connection with HNA's sale of all of our common stock it owned. We funded this repurchase with additional borrowings and available cash. See Note 16: "Subsequent Events" in our unaudited condensed consolidated financial statements for additional information.

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Three Months Ended March 31,		Percent Change
	2018	2017	2018 vs. 2017
	(in millions)
Net cash provided by operating activities	$243	$50	NM(1)
Net cash used in investing activities	(26)	(37)	(29.7)
Net cash used in financing activities	(211)	(716)	(70.5)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

Operating Activities

Cash flows from operating activities were primarily generated from management and franchise fee revenue and operating income from our owned and leased hotels.

The $193 million increase in net cash provided by operating activities was primarily a result of improved operating results in our management and franchise business. Additionally, we incur contract acquisition costs to incentivize hotel owners to enter into management and franchise contracts with us.

Investing Activities

For the three months ended March 31, 2018 and 2017, net cash used in investing activities consisted primarily of capital expenditures for property and equipment and capitalized software costs. Our capital expenditures for property and equipment primarily consisted of expenditures related to the renovation of hotels in our ownership segment and our corporate facilities. Our capitalized software costs related to various systems initiatives for the benefit of our hotel owners and our overall corporate operations.

Financing Activities

The $505 million decrease in net cash used in financing activities was primarily attributable to the transfer of cash in connection with the spin-offs during the three months ended March 31, 2017. In addition, during the three months ended March 31, 2017, we received $1.5 billion in proceeds from the issuance of the 2025 Senior Notes and the 2027 Senior Notes, which we used with available cash to repay in full our 2021 Senior Notes, including a redemption premium of $42 million. These decreases were partially offset by $157 million of capital returned to our stockholders, which includes dividends and share repurchases, during the three months ended March 31, 2018 compared to $119 million during the three months ended March 31, 2017.

Debt and Borrowing Capacity

As of March 31, 2018, our total indebtedness, excluding unamortized deferred financing costs and discount, was approximately $6.7 billion. In April 2018, we issued $1.5 billion in senior notes and used a portion of the net proceeds to repay approximately $500 million of our Term Loans. For additional information on our total indebtedness, debt issuances and repayments, availability under our credit facility and guarantees on our debt, refer to Note 6: "Debt," Note 15: "Condensed Consolidating Guarantor Financial Information" and Note 16: "Subsequent Events" in our unaudited condensed consolidated financial statements.

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

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Since the date of our Annual Report on Form 10-K, we adopted ASU 2014-09, which has changed our critical accounting policies and estimates related to Hilton Honors. See Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our unaudited condensed consolidated financial statements for additional information.

Hilton Honors

Hilton Honors records a point redemption liability for amounts received from participating hotels and program partners in an amount equal to the estimated cost per point of the future redemption obligation. We engage outside actuaries to assist in determining the fair value of the future award redemption obligation using statistical formulas that project future point redemptions based on factors that require judgment, including an estimate of "breakage" (points that will never be redeemed), an estimate of the points that will eventually be redeemed and the cost of the points to be redeemed. The cost of the points to be redeemed includes further estimates of available room nights, occupancy rates, room rates and any devaluation or appreciation of points based on changes in reward prices or changes in points earned per stay. Any amounts received from participating hotels and program partners in excess of the actuarial determined cost per point are recorded as deferred revenues and recognized as revenue upon point redemption.

In addition to the Hilton Honors fees we receive from hotel owners to operate the program, we earn fees from co-brand credit card arrangements for the use of our IP license and the issuance of Hilton Honors points. The allocation of the overall fees from the co-brand credit card arrangements between the IP license and the Hilton Honors points is based on their estimated standalone selling prices. The estimated standalone selling price of the IP license is determined using a relief-from-royalty method using statistical formulas based on factors that require significant judgment, including estimates of credit card usage, an appropriate royalty rate and a discount rate to be applied to the projected cash flows. The estimated standalone selling price of the future reward redemptions under the co-brand credit card arrangements is calculated using a discounted cash flow analysis with the same assumptions related to the point redemption liability as discussed above, adjusted for an appropriate margin.

As of March 31, 2018, we had a guest loyalty program liability of $1,533 million, including $692 million reflected as a current liability, and deferred revenues of $535 million, including $218 million reflected as a current liability. Changes in the estimates used in developing our breakage rate or other expected future program operations could result in material changes to our guest loyalty program liability and deferred revenues.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates, which may affect future income, cash flows and the fair value of the Company, depending on changes to interest rates or foreign currency exchange rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent that they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above and we do not use derivatives for trading or speculative purposes. See Note 7: "Derivative Instruments and Hedging Activities" in our unaudited condensed consolidated financial statements for additional information. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Item 1A.     Risk Factors

As of March 31, 2018, there have been no material changes from the risk factors previously disclosed in response to "Part I —Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended March 31, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
January 1, 2018 to January 31, 2018	1,094,564	$84.19	1,094,564	$1,017
February 1, 2018 to February 28, 2018	214,763	83.13	214,763	999
March 1, 2018 to March 31, 2018	—	—	—	999
Total	1,309,327	84.01	1,309,327
____________

(1)	This price includes per share commissions paid for all share repurchases made under the Company's share repurchase program.

(2)
During 2017, our board of directors authorized stock repurchases of up to $2.0 billion of the Company's common stock. Under this publicly announced repurchase program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

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
4.1
Indenture, dated as of April 13, 2018, by and among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-36423) filed on April 13, 2018).

4.2	Form 5.125% Senior Notes Due 2026 (included in Exhibit 4.1).
4.3
Registration Rights Agreement, dated as of April 13, 2018, by and among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on April 13, 2018).

10.1	Form of 2018 Performance Share Agreement.*
10.2	Form of 2018 Restricted Stock Unit Agreement.*
10.3	Form of 2018 Nonqualified Stock Option Agreement.*
10.4
2005 Executive Deferred Compensation Plan (as Amended and Restated Effective as of January 1, 2018) (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K (File No. 001-26243) for the fiscal year ended December 31, 2017).*

10.5
Master Amendment and Option Agreement, dated as of April 9, 2018, between Hilton Worldwide Holdings Inc., HNA Tourism Group Co., Ltd., and HNA HLT Holdco I LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on April 9, 2018).

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

Date: April 26, 2018