Form 10-Q
period 2018-06-30
Hilton Worldwide Holdings Inc.
filed 2018-07-25
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of July 19, 2018 was 298,186,104.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$423	$570
Restricted cash and cash equivalents	82	100
Accounts receivable, net of allowance for doubtful accounts of $38 and $29	1,041	1,005
Prepaid expenses	151	127
Income taxes receivable	11	36
Other	136	169
Total current assets (variable interest entities - $92 and $93)	1,844	2,007
Intangibles and Other Assets:
Goodwill	5,174	5,190
Brands	4,878	4,890
Management and franchise contracts, net	893	953
Other intangible assets, net	419	433
Property and equipment, net	351	353
Deferred income tax assets	111	111
Other	316	291
Total intangibles and other assets (variable interest entities - $176 and $171)	12,142	12,221
TOTAL ASSETS	$13,986	$14,228
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$1,312	$1,416
Current portion of deferred revenues	308	366
Current maturities of long-term debt	11	46
Income taxes payable	22	12
Current portion of liability for guest loyalty program	725	622
Total current liabilities (variable interest entities - $49 and $58)	2,378	2,462
Long-term debt	7,564	6,556
Deferred revenues	819	829
Deferred income tax liabilities	908	931
Liability for guest loyalty program	876	839
Other	881	920
Total liabilities (variable interest entities - $261 and $271)	13,426	12,537
Commitments and contingencies - see Note 14
Equity:
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 331,911,793 issued and 298,487,855 outstanding as of June 30, 2018 and 331,054,014 issued and 317,420,933 outstanding as of December 31, 2017	3	3
Treasury stock, at cost; 33,423,938 shares as of June 30, 2018 and 13,633,081 shares as of December 31, 2017	(2,330)	(891)
Additional paid-in capital	10,321	10,298
Accumulated deficit	(6,697)	(6,981)
Accumulated other comprehensive loss	(742)	(741)
Total Hilton stockholders' equity	555	1,688
Noncontrolling interests	5	3
Total equity	560	1,691
TOTAL LIABILITIES AND EQUITY	$13,986	$14,228

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Franchise fees	$404	$355	$735	$637
Base and other management fees	84	81	161	162
Incentive management fees	59	57	114	106
Owned and leased hotels	392	373	726	669
Other revenues	22	20	45	57
	961	886	1,781	1,631
Other revenues from managed and franchised properties	1,330	1,190	2,584	2,341
Total revenues	2,291	2,076	4,365	3,972

Expenses
Owned and leased hotels	352	327	672	595
Depreciation and amortization	79	83	161	169
General and administrative	115	118	219	224
Other expenses	12	11	26	34
	558	539	1,078	1,022
Other expenses from managed and franchised properties	1,327	1,213	2,602	2,409
Total expenses	1,885	1,752	3,680	3,431

Operating income	406	324	685	541

Interest expense	(95)	(86)	(178)	(175)
Gain (loss) on foreign currency transactions	(12)	5	(1)	1
Loss on debt extinguishment	—	—	—	(60)
Other non-operating income (loss), net	(1)	7	13	9

Income before income taxes	298	250	519	316

Income tax expense	(81)	(99)	(139)	(117)

Net income	217	151	380	199
Net income attributable to noncontrolling interests	—	(1)	(2)	(2)
Net income attributable to Hilton stockholders	$217	$150	$378	$197

Earnings per share:
Basic	$0.72	$0.46	$1.22	$0.60
Diluted	$0.71	$0.46	$1.21	$0.60

Cash dividends declared per share	$0.15	$0.15	$0.30	$0.30

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$217	$151	$380	$199
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $—, $—, $1 and $1	(77)	53	(45)	73
Pension liability adjustment, net of tax of $(1), $—, $(1) and $(1)	2	3	3	4
Cash flow hedge adjustment, net of tax of $(4), $2, $(14) and $4	13	(5)	41	(7)
Total other comprehensive income (loss)	(62)	51	(1)	70

Comprehensive income	155	202	379	269
Comprehensive income attributable to noncontrolling interests	—	(2)	(2)	(2)
Comprehensive income attributable to Hilton stockholders	$155	$200	$377	$267

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating Activities:
Net income	$380	$199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161	169
Amortization of contract acquisition costs	14	8
Loss (gain) on foreign currency transactions	1	(1)
Loss on debt extinguishment	—	60
Share-based compensation	68	59
Deferred income taxes	(39)	(123)
Contract acquisition costs	(38)	(32)
Working capital changes and other	(15)	5
Net cash provided by operating activities	532	344
Investing Activities:
Capital expenditures for property and equipment	(28)	(18)
Capitalized software costs	(38)	(29)
Other	(9)	(18)
Net cash used in investing activities	(75)	(65)
Financing Activities:
Borrowings	1,650	1,823
Repayment of debt	(672)	(1,836)
Debt issuance costs and redemption premium	(21)	(68)
Dividends paid	(92)	(98)
Cash transferred in spin-offs of Park and HGV	—	(501)
Repurchases of common stock	(1,439)	(352)
Distributions to noncontrolling interests	—	(1)
Tax withholdings on share-based compensation	(42)	(28)
Net cash used in financing activities	(616)	(1,061)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(6)	7
Net decrease in cash, restricted cash and cash equivalents	(165)	(775)
Cash, restricted cash and cash equivalents from continuing operations, beginning of period	670	1,183
Cash, restricted cash and cash equivalents from discontinued operations, beginning of period	—	501
Cash, restricted cash and cash equivalents, beginning of period	670	1,684
Cash, restricted cash and cash equivalents, end of period	$505	$909

Supplemental Disclosures:
Cash paid during the year:
Interest	$149	$158
Income taxes, net of refunds	149	237
Non-cash financing activities:
Spin-offs of Park and HGV	$—	$17

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Organization

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts, including timeshare properties. As of June 30, 2018, we managed, franchised, owned or leased 5,456 hotels and resorts, totaling 879,349 rooms in 106 countries and territories.

In April 2018, HNA Tourism Group Co., Ltd. and certain of its affiliates (together, "HNA") sold its entire ownership interest in Hilton totaling 82.5 million shares of Hilton common stock, of which 66.0 million shares were sold in an underwritten, public offering and 16.5 million shares were repurchased by us. See Note 6: "Debt" for additional information.

On January 3, 2017, we completed the spin-offs of a portfolio of hotels and resorts, as well as our timeshare business, into two independent, publicly traded companies: Park Hotels & Resorts Inc. ("Park") and Hilton Grand Vacations Inc. ("HGV"), respectively (the "spin-offs").

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017 have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Each of the identified performance obligations related to management and franchise revenues is considered to be a series of distinct services transferred over time. While the underlying activities may vary from day to day, the nature of the promises are the same each day, and the property owner can independently benefit from each day's services. Management and franchise fees are typically based on the sales or usage of the underlying hotel, with the exception of fixed upfront fees, which usually represent an insignificant portion of the transaction price.

Franchise fees represent fees earned in connection with the licensing of one of our brands, usually under long-term contracts with the property owner, and include the following:

•
Royalty fees are generally based on a percentage of the hotel's monthly gross room revenue and, in some cases, may also include a percentage of gross food and beverage revenues and other revenues, as applicable. These fees are typically billed and collected monthly, and revenue is generally recognized at the same time the fees are billed.

•
Application, initiation and other fees are charged when: (i) new hotels enter our system; (ii) there is a change of ownership of a hotel; or (iii) contracts with properties already in our system are extended. These fees are typically fixed and collected upfront and are recognized as revenue over the term of the franchise contract. We do not consider this advance consideration to include a significant financing component, since it is used to protect us from the property owner failing to adequately complete some or all of its obligations under the contract.

•
License fees are earned from: (i) a license agreement with HGV to use certain Hilton marks and IP in its timeshare business, which are typically billed and collected monthly, and revenue is generally recognized at the same time the fees are billed; and (ii) co-brand credit card arrangements, which are recognized as revenue when points for our guest loyalty program, Hilton Honors, are issued, generally as spend on the co-branded credit card occurs; see further discussion below under "Hilton Honors."

Franchise fees are reduced by any consideration paid or anticipated to be paid to incentivize hotel owners to enter into franchise contracts with us.

Management fees represent fees earned from hotels that we manage, usually under long-term contracts with the property owner, and include the following:

•
Base management fees are generally based on a percentage of the hotel's monthly gross revenue. Base fees are typically billed and collected monthly, and revenue is generally recognized at the same time the fees are billed.

•
Incentive management fees are generally based on a percentage of the hotel's operating profits and in some cases may be subject to a stated return threshold to the property owner, normally over a one-calendar year period (the "incentive period"). Incentive fee revenue is recognized on a monthly basis, but only to the extent the cumulative fee earned does not exceed the probable fee for the incentive period. Incentive fee payment terms vary, but they are generally billed and collected monthly or annually upon completion of the incentive period.

Base and other management fees are reduced by any consideration paid or anticipated to be paid to incentivize hotel owners to enter into management contracts with us.

Other revenues from managed and franchised properties represent amounts that are contractually reimbursed to us by property owners, either directly as costs are incurred or indirectly through fees that are billed and collected in advance related to certain costs and expenses of the related properties, and include the following:

•
Direct reimbursements include payroll and related costs and certain other operating costs of the managed and franchised properties’ operations, which are contractually reimbursed to us by the property owners as expenses are incurred. Revenue is recognized based on the amount of expenses incurred by Hilton, which are presented as other expenses from managed and franchised properties in our consolidated statements of operations, that are then reimbursed to us by the property owner typically on a monthly basis, which results in no net effect on operating income (loss) or net income (loss).

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

•
Noncancellable room reservations and banquet or conference reservations represent a series of distinct goods or services provided over time and satisfied as each distinct good or service is provided, which is reflected by the duration of the room reservation.

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

Owned and leased hotel revenues primarily consist of hotel room rentals, revenue from accommodations sold in conjunction with other services (e.g., package reservations), food and beverage sales and other ancillary goods and services (e.g., parking) related to owned, leased and consolidated non-wholly owned hotel properties. Revenue is recognized when rooms are occupied or goods and services have been delivered or rendered, respectively. Payment terms typically align with when the goods and services are provided. Owned and leased hotel revenues are reduced upon issuance of Hilton Honors points, for Hilton Honors members' paid stay transactions and are recognized when Hilton Honors points are redeemed for a free stay at an owned or leased hotel (see the "Hilton Honors" section below for additional information).

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

Other revenues

Other revenues include revenues generated by the incidental support of hotel operations for owned, leased, managed and franchised hotels, including purchasing operations, and other operating income. Purchasing revenues include any amounts received for vendor rebate arrangements that we participate in as a manager of hotels.

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

Contract Assets

Contract assets relate to incentive management fees for which the period of service has passed, but for which our right to consideration is conditional upon completing the requirements of the incentive fee period. Contract assets are included in other current assets in our consolidated balance sheets and are reclassified as accounts receivable when our right to consideration becomes unconditional.

Contract Liabilities

Contract liabilities relate to: (i) advance consideration received from hotel owners at contract inception for services considered to be part of the contract performance obligations, such as management or franchise contract application, initiation, renewal and other fees; (ii) advance consideration received for certain indirect reimbursements, such as system implementation fees; and (iii) amounts received when points are issued under Hilton Honors, but for which revenue is not yet recognized, since the related points are not yet redeemed. Contract liabilities related to advance consideration received for fees, excluding Hilton Honors, and certain indirect reimbursements are recognized as revenue over the term of the related contract. Contract liabilities related to amounts received for Hilton Honors are recognized as revenue when the points are redeemed for a free good or service by the Hilton Honors member, which, on average, occurs within two years of points issuance. Contract liabilities are included in deferred revenues in our consolidated balance sheets.

Intangible Assets with Finite Useful Lives

We have certain finite lived intangible assets that were initially recorded at their fair value in connection with the October 24, 2007 transaction whereby we became a wholly owned subsidiary of an affiliate of The Blackstone Group L.P. ("Blackstone") (the "Merger"). These intangible assets consist of management contracts, franchise contracts, leases, certain proprietary technologies and our Hilton Honors guest loyalty program. Additionally, we capitalize cash consideration paid to incentivize hotel owners to enter into management and franchise contracts with us as contract acquisition costs and the incremental costs to obtain or fulfill the contracts as development commissions, which are generally fixed. We also capitalize costs incurred to develop internal-use computer software and costs to acquire software licenses, as well as internal and external costs incurred in connection with development of upgrades or enhancements that result in additional information technology functionality.

Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives, which for contract acquisition costs and development commissions is the contract term, including any renewal periods that are at our sole option. These estimated useful lives are generally as follows: management contracts recorded at the Merger (13 to 16 years); management contract acquisition costs and development commissions (20 to 30 years); franchise contracts recorded at the Merger (12 to 13 years); franchise contract acquisition costs and development commissions (10 to 20 years); leases (12 to 35 years); Hilton Honors (16 years); and capitalized software development costs (3 years).The amortization of these intangible assets, excluding contract acquisition costs, is included in depreciation and amortization expense in our consolidated statements of operations, and the amortization of contract acquisition costs is recognized as a reduction to franchise fees and base and other management fees in our consolidated statements of operations, based on contract type. Costs incurred prior to the acquisition of a contract, such as external legal costs, are expensed as incurred and included in general and administrative expenses in our consolidated statements of operations. Cash flows for contract acquisition costs and development commissions are included as operating activities in our consolidated statements of cash flows.

We review all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations.

Hilton Honors

Hilton Honors is our guest loyalty and marketing program provided to our hotel and resort properties. Nearly all of our owned, leased, managed and franchised properties participate in the Hilton Honors program. Hilton Honors members earn points based on their spending at our participating properties and through participation in affiliated partner programs. When points are earned by Hilton Honors members, they are provided with a material right to free or discounted goods or services in the future upon accumulation of the required level of Hilton Honors points. Points may be redeemed for the right to stay at participating properties, as well as for other goods and services from third parties, including, but not limited to, airlines, car rentals, cruises, vacation packages, shopping and dining. As the points are issued to a Hilton Honors member, the property or affiliated partner pays Hilton Honors based on an estimated cost per point for the costs of operating the program, which include marketing, promotion, communication and administrative expenses, as well as the estimated cost of award redemptions.

We record liabilities for the payments received from participating hotels and program partners, which are typically due when the points are issued to a Hilton Honors member. Amounts equal to the estimated cost per point of the future redemption obligation are included in the liability for guest loyalty program and any amounts received in excess of the estimated cost per point are included in deferred revenues in our consolidated balance sheets. We engage outside actuaries to assist in determining the fair value of the future redemption obligation using statistical formulas that project future point redemptions based on factors that include historical experience, an estimate of points that will eventually be redeemed, which includes an estimate of "breakage" for points that will never be redeemed, and the cost of reimbursing properties and other third parties with respect to other redemption opportunities available to Hilton Honors members. When points are issued as a result of a stay at an owned or leased hotel, we recognize a reduction in owned and leased hotel revenues, since we are also the guest loyalty program sponsor. For the Hilton Honors fees that are charged to the participating properties, we allocate the fees to the material right created by the Hilton Honors points that are issued using the variable consideration allocation guidance, since the fees are directly related to the issuance of Hilton Honors points to the Hilton Honors member and Hilton's efforts to satisfy the future redemption of those Hilton Honors points.

The transaction prices for the Hilton Honors points are reduced by the expected payments to the third parties that will provide the free or discounted room or service using the actuarial projection of the cost per point. The remaining transaction price is then further allocated to the points that are expected to be redeemed, adjusting the points that are issued for estimated breakage, and recognized when those points are redeemed. While the points are outstanding, both the estimate of the expected payments to third parties (cost per point) and the estimated breakage are reevaluated, and the amount of revenue recognized when each point is redeemed is adjusted so that the final amount allocated to the material right is reflective of the amount retained for providing the free or discounted goods and services, net of the payments to third parties and points not redeemed.

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

We satisfy our performance obligation related to points issued under Hilton Honors when points are redeemed for a free good or service by the Hilton Honors member, and we satisfy our remaining performance obligations over time as the customer simultaneously receives and consumes the benefits of the goods or services provided. Hilton Honors reimburses participating properties when points are redeemed by members at the respective properties, at which time the redemption obligation is reduced and the related deferred revenue is recognized in other revenues from managed and franchised properties in our consolidated statements of operations. Additionally, when Hilton Honors members redeem award certificates at our owned and leased hotels, we recognize room revenue, included in owned and leased hotel revenues in our consolidated statements of operations.

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In March 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-07 ("ASU 2017-07"), Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic

Postretirement Benefit Cost. This ASU requires employers to report the service cost component of net periodic pension cost in the same line item or items of the statement of operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic pension cost must be presented separately from the service cost component and outside of a subtotal of income (loss) from operations. We adopted ASU 2017-07 on January 1, 2018 on a retrospective basis in our condensed consolidated statements of operations, which includes presenting: (i) the service cost component of net periodic pension cost in owned and leased hotel expenses and general and administrative expenses; and (ii) the other components of net periodic pension cost in other non-operating income (loss), net in our condensed consolidated statements of operations. Prior to adoption, all net periodic pension costs were presented in owned and leased hotel expenses and general and administrative expenses. We have applied the practical expedient permitting us to use the amounts disclosed in our Employee Benefits Plans note in our Annual Report on Form 10-K for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. See the "Prior Period Financial Information" below for the effect of the adoption of ASU 2017-07 on our condensed consolidated statements of operations for the three and six months ended June 30, 2017.

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

We have not retrospectively restated for contract modifications of management and franchise contracts that occurred before January 1, 2016. Instead, we have reflected the aggregate effect of all contract modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price. The estimated effect of applying this practical expedient is to use a longer period over which to straight line any fixed consideration either received from the customer or paid to the customer, since all fees will be amortized over the full contract term beginning on the date of initial execution, rather than amortizing fees received upon contract modifications prospectively from the contract modification date. We do not anticipate that this effect is material given the insignificance of the fixed consideration compared to the overall consideration we expect to earn over the term of the contract. See the "Prior Period Financial Information" below for the effect of the adoption of ASU 2014-09 on our condensed consolidated balance sheet as of December 31, 2017 and our condensed consolidated statements of operations for the three and six months ended June 30, 2017.

Prior Period Financial Information

The following table presents the effect of the adoption of ASU 2014-09 for the line items affected in our condensed consolidated balance sheet:

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

The following tables present the effect of the adoption of ASU 2014-09 and ASU 2017-07 on our condensed consolidated statement of operations:

	Three Months Ended June 30, 2017
	As Previously Reported	Adoption of ASU 2014-09	Adoption of ASU 2017-07	As Adjusted
	(in millions)
Revenues
Franchise fees	$372	$(17)	$—	$355
Base and other management fees	85	(4)	—	81
Incentive management fees	56	1	—	57
Owned and leased hotels	377	(4)	—	373
Other revenues	20	—	—	20
	910	(24)	—	886
Other revenues from managed and franchised properties	1,436	(246)	—	1,190
Total revenues	2,346	(270)	—	2,076

Expenses
Owned and leased hotels	330	(4)	1	327
Depreciation and amortization	87	(4)	—	83
General and administrative	117	—	1	118
Other expenses	11	—	—	11
	545	(8)	2	539
Other expenses from managed and franchised properties	1,436	(223)	—	1,213
Total expenses	1,981	(231)	2	1,752

Operating income	365	(39)	(2)	324

Interest expense	(100)	14	—	(86)
Gain on foreign currency transactions	5	—	—	5
Other non-operating income, net	5	—	2	7

Income before income taxes	275	(25)	—	250

Income tax expense	(108)	9	—	(99)

Net income	167	(16)	—	151
Net income attributable to noncontrolling interests	(1)	—	—	(1)
Net income attributable to Hilton stockholders	$166	$(16)	$—	$150

Earnings per share:
Basic	$0.51			$0.46
Diluted	$0.51			$0.46

	Six Months Ended June 30, 2017
	As Previously Reported	Adoption of ASU 2014-09	Adoption of ASU 2017-07	As Adjusted
	(in millions)
Revenues
Franchise fees	$666	$(29)	$—	$637
Base and other management fees	168	(6)	—	162
Incentive management fees	108	(2)	—	106
Owned and leased hotels	677	(8)	—	669
Other revenues	57	—	—	57
	1,676	(45)	—	1,631
Other revenues from managed and franchised properties	2,831	(490)	—	2,341
Total revenues	4,507	(535)	—	3,972

Expenses
Owned and leased hotels	602	(8)	1	595
Depreciation and amortization	176	(7)	—	169
General and administrative	222	—	2	224
Other expenses	34	—	—	34
	1,034	(15)	3	1,022
Other expenses from managed and franchised properties	2,831	(422)	—	2,409
Total expenses	3,865	(437)	3	3,431

Operating income	642	(98)	(3)	541

Interest expense	(204)	29	—	(175)
Gain on foreign currency transactions	1	—	—	1
Loss on debt extinguishment	(60)	—	—	(60)
Other non-operating income, net	6	—	3	9

Income before income taxes	385	(69)	—	316

Income tax expense	(143)	26	—	(117)

Net income	242	(43)	—	199
Net income attributable to noncontrolling interests	(2)	—	—	(2)
Net income attributable to Hilton stockholders	$240	$(43)	$—	$197

Earnings per share:
Basic	$0.73			$0.60
Diluted	$0.73			$0.60

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

Note 3: Revenues from Contracts with Customers

Contract Liabilities

Our contract liabilities, which are classified as a component of current and long-term deferred revenues, decreased $18 million during the six months ended June 30, 2018, from $1,087 million as of December 31, 2017 to $1,069 million as of June 30, 2018. The change included a $107 million decrease, which had no effect on revenues, resulting from changes in estimated transaction prices for our performance obligations related to points issued under Hilton Honors. This decrease was partially offset by a $90 million net increase from cash received in advance, for which revenue recognition was deferred, and revenue recognized during the period, mostly related to Hilton Honors. We recognized revenue that was previously deferred as a contract liability of $56 million and $38 million during the three months ended June 30, 2018 and 2017, respectively, and $116 million and $74 million during the six months ended June 30, 2018 and 2017, respectively.

Performance Obligations

As of June 30, 2018, we had $509 million of deferred revenues related to unsatisfied performance obligations under Hilton Honors that will be recognized in revenue as the points are redeemed, which is expected to occur over the next two years. Additionally, we had $560 million of deferred revenues related to application, initiation and other fees, which are expected to be recognized in revenue in future periods over the term of the related contract.

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

As part of the adoption of ASU 2014-09, we elected not to disclose the amount of the transaction price allocated to our remaining performance obligations as of December 31, 2017 or provide an explanation of when we expect to recognize that amount as revenue.

Note 4: Consolidated Variable Interest Entities

As of June 30, 2018 and December 31, 2017, we consolidated three variable interest entities ("VIEs"): two entities that lease hotel properties and one management company. We are the primary beneficiaries of these consolidated VIEs as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities. Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised the following:

	June 30,	December 31,
	2018	2017
	(in millions)
Cash and cash equivalents	$73	$73
Accounts receivable, net	12	16
Property and equipment, net	59	57
Deferred income tax assets	57	56
Other non-current assets	59	57
Accounts payable, accrued expenses and other	38	43
Long-term debt(1)	207	212
Other long-term liabilities	13	13
____________

(1)	Includes capital lease obligations of $189 million and $191 million as of June 30, 2018 and December 31, 2017, respectively.

During the six months ended June 30, 2018 and 2017, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 5: Amortizing Intangible Assets

Amortizing intangible assets were as follows:

	June 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,234	$(1,794)	$440
Contract acquisition costs	451	(87)	364
Development commissions	102	(13)	89
	$2,787	$(1,894)	$893

Other amortizing intangible assets:
Leases(1)	$295	$(157)	$138
Capitalized software costs	619	(455)	164
Hilton Honors(1)	339	(226)	113
Other	38	(34)	4
	$1,291	$(872)	$419

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,242	$(1,716)	$526
Contract acquisition costs	416	(74)	342
Development commissions	97	(12)	85
	$2,755	$(1,802)	$953

Other amortizing intangible assets:
Leases(1)	$301	$(153)	$148
Capitalized software costs	585	(428)	157
Hilton Honors(1)	341	(217)	124
Other	38	(34)	4
	$1,265	$(832)	$433
____________

(1)	Represents intangible assets that were initially recorded at their fair value at the time of the Merger.

Amortization of our amortizing intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Recognized in depreciation and amortization expense(1)	$66	$69	$135	$139
Recognized as a reduction of franchise fee and base and other management fee revenues	7	5	14	8
____________

(1)
Includes amortization of $52 million and $50 million for the three months ended June 30, 2018 and 2017, respectively, and $103 million and $101 million for the six months ended June 30, 2018 and 2017, respectively, associated with assets recorded at their fair value at the time of the Merger.

We estimated future amortization of our amortizing intangible assets as of June 30, 2018 to be as follows:

	Recognized in Depreciation and Amortization Expense	Recognized as a Reduction of Franchise Fee and Base and Other Management Fee Revenues
Year	(in millions)
2018 (remaining)	$136	$13
2019	270	23
2020	219	22
2021	82	21
2022	60	21
Thereafter	181	264
	$948	$364

Note 6: Debt

Long-term Debt

Long-term debt balances, including obligations for capital leases, and associated interest rates as of June 30, 2018, were as follows:

	June 30,	December 31,
	2018	2017
	(in millions)
Senior notes with a rate of 4.250%, due 2024	$1,000	$1,000
Senior notes with a rate of 4.625%, due 2025	900	900
Senior notes with a rate of 5.125%, due 2026	1,500	—
Senior notes with a rate of 4.875%, due 2027	600	600
Senior secured term loan facility with a rate of 3.84%, due 2023	3,419	3,929
Capital lease obligations with an average rate of 6.32%, due 2021 to 2030	229	233
Other debt with a rate of 3.08% due 2026	17	21
	7,665	6,683
Less: unamortized deferred financing costs and discount	(90)	(81)
Less: current maturities of long-term debt(1)	(11)	(46)
	$7,564	$6,556
____________

(1)	Net of unamortized deferred financing costs and discount attributable to current maturities of long-term debt.

Senior Notes

In April 2018, we issued $1.5 billion aggregate principal amount of 5.125% Senior Notes due 2026 (the "2026 Senior Notes"), and incurred $21 million of debt issuance costs. Interest on the 2026 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning November 2018. We used a portion of the net proceeds from the issuance of the 2026 Senior Notes, together with borrowings under our senior secured revolving credit facility (the "Revolving Credit Facility") and available cash to repurchase 16.5 million shares of our common stock from HNA for $1,171 million and repay $500 million outstanding under our senior secured term loan facility (the "Term Loans"). See "Senior Secured Credit Facility" below for additional information.

In March 2017, we used the proceeds from issuances of the 4.625% Senior Notes due 2025 (the "2025 Senior Notes") and the 4.875% Senior Notes due 2027 (the "2027 Senior Notes") to redeem in full $1.5 billion of Senior Notes due 2021 (the "2021 Senior Notes"). In connection with the repayment, we paid a redemption premium of $42 million and accelerated the recognition of $18 million of unamortized debt issuance costs, which were included in loss on debt extinguishment in our condensed consolidated statement of operations for the six months ended June 30, 2017.

The 4.250% Senior Notes due 2024 (the "2024 Senior Notes"), the 2025 Senior Notes, the 2026 Senior Notes and the 2027 Senior Notes are guaranteed on a senior unsecured basis by the Parent and certain of its wholly owned subsidiaries. See Note 15: "Condensed Consolidating Guarantor Financial Information" for additional details.

Senior Secured Credit Facility

Our senior secured credit facility consists of a $1.0 billion Revolving Credit Facility and the Term Loans. The obligations of our senior secured credit facility are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries.

In connection with the $500 million repayment of the Term Loans in April 2018, we accelerated the recognition of $5 million of unamortized debt issuance costs and discount, which were included in other non-operating income (loss), net in our condensed consolidated statements of operations for the three and six months ended June 30, 2018. Additionally, the interest rate on the remaining balance of the Term Loans was reduced by 25 basis points to LIBOR plus 175 basis points.

As of June 30, 2018, we had $64 million of letters of credit outstanding under our Revolving Credit Facility and a borrowing capacity of $936 million.

Debt Maturities

The contractual maturities of our long-term debt as of June 30, 2018 were as follows:

Year	(in millions)
2018 (remaining)	$4
2019	16
2020	17
2021	18
2022	19
Thereafter	7,591
$7,665

Note 7: Derivative Instruments and Hedging Activities

Cash Flow Hedges

In May 2017, we began hedging foreign exchange-based cash flow variability in certain of our foreign currency denominated management and franchise fees using forward contracts (the "Fee Forward Contracts"). We elected to designate these Fee Forward Contracts as cash flow hedges for accounting purposes. As of June 30, 2018, the Fee Forward Contracts had an aggregate notional amount of $69 million and maturities of 24 months or less.

In March 2017, we entered into two interest rate swap agreements with notional amounts of $1.6 billion and $750 million to swap one-month LIBOR on the Term Loans to fixed rates of 1.98 percent and 2.02 percent, respectively, through March 2022. In May 2018, we settled the interest rate swap with a notional amount of $750 million and received $18 million from the counterparty. Concurrently, we entered into an interest rate swap agreement with a notional amount of $1.6 billion, which swaps one-month LIBOR on the Term Loans to a fixed rate of 3.03 percent, for a term from March 2022 to March 2023. We elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

Non-designated Hedges

As of June 30, 2018, we held short-term forward contracts with an aggregate notional amount of $349 million to offset exposure to fluctuations in certain of our foreign currency denominated cash balances. We elected not to designate these forward contracts as hedging instruments. Depending on the fair value of each contract, we classify it as an asset or liability.

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

		June 30,	December 31,
	Balance Sheet Classification	2018	2017
		(in millions)
Cash Flow Hedges:
Interest rate swaps	Other non-current assets	$41	$11
Forward contracts	Other current assets	2	—
Forward contracts	Accounts payable, accrued expenses and other	—	1

Non-designated Hedges:
Forward contracts	Other current assets	3	4
Forward contracts	Accounts payable, accrued expenses and other	6	1

Earnings Effect of Derivative Instruments

The gains and losses recognized in our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income before any effect for income taxes were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Classification of Gain (Loss) Recognized	2018	2017	2018	2017
		(in millions)
Cash Flow Hedges(1):
Interest rate swaps	Other comprehensive income (loss)	$11	$(15)	$45	$(24)
Interest rate swaps(2)	Interest expense	—	(6)	(2)	(8)
Forward contracts(3)(4)	Other comprehensive income (loss)	4	—	3	—

Non-designated Hedges:
Interest rate swaps	Other non-operating income (loss), net	N/A	—	N/A	2
Interest rate swaps(5)	Interest expense	(2)	(2)	(5)	(5)
Forward contracts	Gain (loss) on foreign currency transactions	(7)	6	(6)	7
____________

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three and six months ended June 30, 2018 and 2017.

(2)	The amount for the three months ended June 30, 2018 was less than $1 million.

(3)	The earnings effect of the Fee Forward Contracts on fee revenues for the three and six months ended June 30, 2018 and 2017 was less than $1 million.

(4)	Amounts for the three and six months ended June 30, 2017 were less than $1 million.

(5)
These amounts are related to the dedesignation of interest rate swaps in 2016 that no longer met the criteria for hedge accounting and were settled in 2017 and the interest rate swap that was settled in May 2018. The amounts were reclassified to interest expense from accumulated other comprehensive loss as the underlying transactions occurred.

Note 8: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below, see Note 7: "Derivative Instruments and Hedging Activities" for the fair value information of our derivative instruments:

	June 30, 2018
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$109	$—	$109	$—
Restricted cash equivalents	15	—	15	—
Liabilities:
Long-term debt(1)	7,329	3,895	—	3,419

	December 31, 2017
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$284	$—	$284	$—
Restricted cash equivalents	12	—	12	—
Liabilities:
Long-term debt(1)	6,348	2,575	—	3,954
____________

(1)	The carrying values include unamortized deferred financing costs and discount. The carrying values and fair values exclude capital lease obligations and other debt.

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of June 30, 2018 and December 31, 2017. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

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

Note 9: Income Taxes

On December 22, 2017, the TCJ Act, which permanently reduces the federal corporate income tax rate from a graduated 35 percent to a flat 21 percent rate and imposes a one-time transition tax on earnings of foreign subsidiaries that were previously deferred, was signed into law. As of June 30, 2018, we had not completed our accounting for the tax effects of enactment of the TCJ Act; however, where possible, as described below, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In other cases, we were not able to make a reasonable estimate and continued to account for those items based on the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which we were able to determine a reasonable estimate, we recognized a provisional benefit at December 31, 2017 of $665 million, of which $517 million was the result of the remeasurement of U.S. deferred tax assets and other tax liabilities. The provisional benefit of $517 million recorded at December 31, 2017 on our existing deferred tax balances excludes the income tax impact of the adoption of ASU 2014-09. As of June 30, 2018, we made adjustments to the provisional amounts recorded at December 31, 2017, as described below.

Provisional Amounts

•
Deferred tax assets and liabilities and other tax liabilities. We remeasured deferred tax assets and liabilities and other tax liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. The provisional amounts recorded at December 31, 2017 related to the remeasurement of our deferred tax assets and liabilities, uncertain tax position reserves, and other tax liabilities were income tax benefits of $517 million, $33 million and $84 million, respectively. However, this remeasurement was based on estimates as of the enactment date of the TCJ Act and our existing analysis of the numerous complex tax law changes in the TCJ Act. Upon refinement of our calculations during the three months ended June 30, 2018, we adjusted our provisional amount by recording an additional tax benefit of $8 million, which is included as a component of income tax expense. We will continue to analyze the tax law changes in the TCJ Act, including the impact on our 2017 tax return filing positions throughout the 2018 fiscal year, and update our provisional amounts related to the remeasurement of these balances.

•
Foreign taxation changes. A one-time transition tax is applied to foreign earnings previously not subjected to U.S. tax. The one-time transition tax is based on our total post-1986 earnings and profits ("E&P") that were previously deferred from U.S. income taxes, but is assessed at a lower tax rate than the federal corporate tax rate of 35 percent. We recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries based on estimates, as of the enactment date of the TCJ Act, for our controlled foreign subsidiaries and estimates of the total post-1986 E&P for noncontrolled foreign subsidiaries. Additionally, the language in the TCJ Act is not specific enough to address all aspects of the calculation of the transition tax and leaves certain components of the calculation open to interpretation. The U.S. Treasury department is expected to issue regulations to provide clarification. We previously recorded a federal deferred tax liability for our deferred earnings at the statutory 35 percent rate. The application of the transition tax results in the deferred earnings previously recorded at 35 percent being subjected to a lower rate, resulting in a provisional income tax benefit at December 31, 2017 of $15 million. As a result of additional guidance issued by the U.S. Treasury department during the three months ended June 30, 2018, we refined our calculations and recorded an additional tax benefit of $3 million. Additionally, we had not recorded certain deferred tax assets, related primarily to E&P deficits, for some foreign subsidiaries based upon an expectation that no tax benefit from such assets would be realized within the foreseeable future. The recognition of tax benefits from the deferred tax assets previously not recorded resulted in a provisional income tax benefit at December 31, 2017 of $16 million. We will continue to update our provisional amounts related to the transition tax as the U.S. Treasury department provides further guidance.

We continue to analyze the impact of the TCJ Act on our recognition of deferred tax assets and liabilities for outside basis differences in our investments in foreign subsidiaries and due to the complexity of these calculations on both our U.S. and foreign tax positions and uncertainty regarding the impact of new taxes on certain foreign earnings, we have not recorded provisional amounts. As of June 30, 2018, we had not recorded any deferred tax assets or liabilities for outside basis differences in our investments in foreign subsidiaries. We will further analyze the impact of these new taxes on foreign earnings and their impact on our tax positions throughout fiscal year 2018 to allow us to complete the required accounting for our outside basis differences in our investments in foreign subsidiaries. We continued to apply existing accounting guidance based on the provisions of the tax laws that were in effect immediately prior to the TCJ Act being enacted.

Global Intangible Low-Taxed Income ("GILTI") and Foreign Derived Intangible Income ("FDII")

The TCJ Act subjects a U.S. shareholder to current tax on GILTI earned by certain foreign subsidiaries. In addition, the TCJ Act provides for FDII to be taxed at a lower effective rate than the statutory rate by allowing a tax deduction against the income. Interpretive guidance on the accounting for GILTI states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. As of June 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI and the FDII deduction related to current-year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.

At the end of each quarter, we estimate the effective income tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, state, local and foreign income taxes.

Our total unrecognized tax benefit as of June 30, 2018 was $285 million. We accrued approximately $36 million for the payment of interest and penalties as of June 30, 2018. Included in the balance of unrecognized tax benefits as of June 30, 2018 was $285 million associated with positions that, if favorably resolved, would provide a benefit to our effective income tax rate.

In April 2014, we received 30-day Letters from the Internal Revenue Service ("IRS") and the Revenue Agents Report ("RAR") for the 2006 and October 2007 tax years. We disagreed with several of the proposed adjustments in the RAR, filed a formal appeals protest with the IRS and did not make any tax payments related to this audit. The issues being protested in appeals relate to assertions by the IRS that: (i) certain foreign currency denominated intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries; (ii) in calculating the amount of U.S. taxable income resulting from our Hilton Honors guest loyalty program, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed; and (iii) certain foreign currency denominated loans issued by one of our Luxembourg subsidiaries whose functional currency is the U.S. dollar ("USD"), should instead be treated as issued by one of our Belgian subsidiaries whose functional currency is the euro, and thus foreign currency gains and losses with respect to such loans should have been measured in euros, instead of USD. Additionally, in January 2016, we received a 30-day Letter from the IRS and the RAR for the December 2007 through 2010 tax years. The RAR includes the proposed adjustments for tax years December 2007 through 2010, which reflect the carryover effect of the three protested issues from 2006 through October 2007. These proposed adjustments will also be protested in appeals and formal appeals protests have been submitted. In total, the proposed adjustments sought by the IRS would result in additional U.S. federal tax owed of approximately $874 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to Hilton Honors would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. However, based on continuing appeals process discussions with the IRS, we believe that it is more likely than not that we will not recognize the full benefit related to certain of the issues being appealed. Accordingly, as of June 30, 2018, we have recorded $47 million of unrecognized tax benefits related to these issues.

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign tax jurisdictions. We are under regular and recurring audit by the IRS and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in federal, state, local and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. We are no longer subject to U.S. federal income tax examination for years through 2004. As of June 30, 2018, we remain subject to federal examinations from 2005 through 2016, state examinations from 2005 through 2016 and foreign examinations of our income tax returns for the years 1996 through 2017.

Note 10: Share-Based Compensation

We grant time-vesting restricted stock units and restricted stock (collectively, "RSUs"), nonqualified stock options ("options") and performance-vesting restricted stock units and restricted stock (collectively, "performance shares") to our employees and deferred share units ("DSUs") to members of our board of directors. We recognized share-based compensation expense of $40 million and $34 million during the three months ended June 30, 2018 and 2017, respectively, and $68 million and $59 million during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, unrecognized compensation costs for unvested awards was approximately $190 million, which are expected to be recognized over a weighted-average period of 1.9 years on a straight-line basis. As of June 30, 2018, there were 16.1 million shares of common stock available for future issuance under our 2017 Omnibus Incentive Plan, plus any shares subject to awards outstanding under our 2013 Omnibus Incentive Plan, which will become available for issuance under our 2017 Omnibus Incentive Plan if such outstanding awards expire or are terminated or are canceled or forfeited.

RSUs

During the six months ended June 30, 2018, we granted 0.9 million RSUs with a weighted average grant date fair value per share of $79.32, which generally vest in equal annual installments over two or three years from the date of grant.

Options

During the six months ended June 30, 2018, we granted 0.6 million options with a weighted average exercise price per share of $79.36, which vest over three years from the date of grant in equal annual installments and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The weighted average grant date fair value per share of the options granted during the six months ended June 30, 2018 was $23.72, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility(1)	27.91%
Dividend yield(2)	0.74%
Risk-free rate(3)	2.73%
Expected term (in years)(4)	6.0
____________

(1)	Estimated using historical movement of Hilton's stock price.

(2)	Estimated based on the current quarterly dividend and the three-month average stock price at the date of grant.

(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.

(4)	Estimated using the average of the vesting periods and the contractual term of the options.

As of June 30, 2018, 1.2 million options were exercisable.

Performance Shares

During the six months ended June 30, 2018, we granted 0.3 million performance shares with a weighted average grant date fair value per share of $79.36. The performance shares are settled at the end of the three-year performance period with 50 percent of the awards subject to achievement based on the Company's adjusted earnings before interest expense, a provision for income taxes and depreciation and amortization ("Adjusted EBITDA") compound annual growth rate ("CAGR") ("EBITDA CAGR") and the other 50 percent of the awards subject to achievement based on the Company’s free cash flow ("FCF") per share CAGR ("FCF CAGR"). We determined that the performance conditions for performance shares issued in 2018 and 2017 are probable of achievement and, as of June 30, 2018, we recognized compensation expense based on the following anticipated achievement percentages for these performance shares:

	EBITDA CAGR	FCF CAGR
2017 performance shares	200%	200%
2018 performance shares	150%	150%

Note 11: Stockholders' Equity and Accumulated Other Comprehensive Loss

The changes in the components of stockholders' equity were as follows:

	Equity Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit(1)	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2017	317	$3	$(891)	$10,298	$(6,981)	$(741)	$3	$1,691
Share-based compensation	1	—	—	23	—	—	—	23
Repurchases of common stock	(20)	—	(1,439)	—	—	—	—	(1,439)
Net income	—	—	—	—	378	—	2	380
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Dividends	—	—	—	—	(94)	—	—	(94)
Balance as of June 30, 2018	298	$3	$(2,330)	$10,321	$(6,697)	$(742)	$5	$560

	Equity Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit(1)	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2016	329	$3	$—	$10,220	$(3,545)	$(1,001)	$(50)	$5,627
Share-based compensation	2	—	—	24	—	—	—	24
Repurchases of common stock	(6)	—	(352)	—	—	—	—	(352)
Net income	—	—	—	—	197	—	2	199
Other comprehensive income	—	—	—	—	—	70	—	70
Dividends	—	—	—	—	(99)	—	—	(99)
Spin-offs of Park and HGV	—	—	—	—	(4,318)	63	49	(4,206)
Cumulative effect of the adoption of ASU 2016-09	—	—	—	1	(1)	—	—	—
Distributions	—	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2017	325	$3	$(352)	$10,245	$(7,766)	$(868)	$—	$1,262
___________

(1)
Includes adjustments of $385 million and $222 million to the balances as of December 31, 2017 and 2016, respectively, as a result of the adoption of ASU 2014-09 as of January 1, 2016. See Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" for additional information.

During 2017, our board of directors authorized a stock repurchase program for up to $2.0 billion of the Company's common stock (the "program"), and, as of June 30, 2018, approximately $841 million remained available for share repurchases under the program. During the six months ended June 30, 2018, we repurchased 19.8 million shares of common stock, including 1.25 million shares that were repurchased pursuant to the program from affiliates of Blackstone, as part of their full divestiture of their investment in Hilton, as well as 16.5 million shares that were repurchased from HNA outside of the program, as part of their full divestiture of their investment in Hilton. See Note 1: "Organization" for additional information on the HNA share repurchase.

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2017	$(513)	$(229)	$1	$(741)
Other comprehensive income (loss) before reclassifications	(45)	—	36	(9)
Amounts reclassified from accumulated other comprehensive loss	—	3	5	8
Net current period other comprehensive income (loss)	(45)	3	41	(1)
Balance as of June 30, 2018	$(558)	$(226)	$42	$(742)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2016	$(738)	$(251)	$(12)	$(1,001)
Other comprehensive income (loss) before reclassifications	73	—	(15)	58
Amounts reclassified from accumulated other comprehensive loss	—	4	8	12
Net current period other comprehensive income (loss)	73	4	(7)	70
Spin-offs of Park and HGV	63	—	—	63
Balance as of June 30, 2017	$(602)	$(247)	$(19)	$(868)
____________

(1)	Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature.

(2)
Amounts reclassified include the amortization of prior service cost and the amortization of net gain (loss) that were included in our computation of net periodic pension cost. They were recognized in other non-operating income (loss), net in our condensed consolidated statements of operations and are presented net of a tax benefit of $1 million and $2 million for the six months ended June 30, 2018 and 2017, respectively.

(3)
Amounts reclassified relate to the designated interest rate swaps, as well as the interest rate swaps that were settled in 2017 and 2018. The amounts were recognized in interest expense in our condensed consolidated statements of operations and are presented net of a tax benefit of $2 million and $5 million for the six months ended June 30, 2018 and 2017, respectively. See Note 7: "Derivative Instruments and Hedging Activities" for additional information.

Note 12: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$217	$150	$378	$197
Denominator:
Weighted average shares outstanding	301	327	308	328
Basic EPS	$0.72	$0.46	$1.22	$0.60

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$217	$150	$378	$197
Denominator:
Weighted average shares outstanding	303	329	311	330
Diluted EPS	$0.71	$0.46	$1.21	$0.60

Less than 1 million share-based compensation awards were excluded from the weighted average shares outstanding in the computation of diluted EPS for the three and six months ended June 30, 2018 and 2017 because their effect would have been anti-dilutive under the treasury stock method.

Note 13: Business Segments

We are a hospitality company with operations organized in two distinct operating segments: (i) management and franchise; and (ii) ownership. These segments are managed and reported separately because of their distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us. As of June 30, 2018, this segment included 662 managed hotels and 4,672 franchised hotels consisting of 849,265 total rooms. This segment also earns license fees from HGV and co-brand credit card arrangements, as well as fees for managing properties in our ownership segment.

As of June 30, 2018, the ownership segment included 71 properties totaling 21,717 rooms, comprising 62 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, two hotels leased by consolidated VIEs and six hotels owned or leased by unconsolidated affiliates.

The performance of our operating segments is evaluated primarily on operating income, without allocating corporate and other revenues and expenses or general and administrative expenses.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Franchise fees	$405	$356	$738	$639
Base and other management fees(1)	101	95	191	185
Incentive management fees	59	57	114	106
Management and franchise	565	508	1,043	930
Ownership	392	373	726	669
Segment revenues	957	881	1,769	1,599
Amortization of contract acquisition costs	(7)	(5)	(14)	(8)
Other revenues	22	20	45	57
Direct reimbursements from managed and franchised properties	730	636	1,429	1,299
Indirect reimbursements from managed and franchised properties	600	554	1,155	1,042
Intersegment fees elimination(1)	(11)	(10)	(19)	(17)
Total revenues	$2,291	$2,076	$4,365	$3,972
____________

(1)	Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

The following table presents operating income for our reportable segments, reconciled to consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Management and franchise(1)	$565	$508	$1,043	$930
Ownership(1)	29	36	35	57
Segment operating income	594	544	1,078	987
Amortization of contract acquisition costs	(7)	(5)	(14)	(8)
Other revenues, less other expenses	10	9	19	23
Net other revenues (expenses) from managed and franchised properties	3	(23)	(18)	(68)
Depreciation and amortization	(79)	(83)	(161)	(169)
General and administrative	(115)	(118)	(219)	(224)
Operating income	406	324	685	541
Interest expense	(95)	(86)	(178)	(175)
Gain (loss) on foreign currency transactions	(12)	5	(1)	1
Loss on debt extinguishment	—	—	—	(60)
Other non-operating income (loss), net	(1)	7	13	9
Income before income taxes	$298	$250	$519	$316
____________

(1)	Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	June 30,	December 31,
	2018	2017
	(in millions)
Management and franchise	$11,366	$11,505
Ownership	954	964
Corporate and other	1,666	1,759
	$13,986	$14,228

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	Six Months Ended
	June 30,
	2018	2017
	(in millions)
Ownership	$19	$10
Corporate and other	9	8
	$28	$18

Note 14: Commitments and Contingencies

We provide performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified operating performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. We may enter into new contracts containing performance guarantees in the future, which could increase our possible cash outlays. As of June 30, 2018, we had four operating contracts containing performance guarantees, with expirations ranging from 2019 to 2030, and possible cash outlays totaling approximately $45 million. Our obligations under these guarantees in future periods are dependent on the operating performance levels of these hotels over the remaining terms of the performance guarantees. We do not have any letters of credit pledged as collateral against these guarantees. As of June 30, 2018 and December 31, 2017, we recorded $11 million and $12 million, respectively, in accounts payable, accrued expenses and other and $5 million and $9 million, respectively, in other liabilities in our condensed consolidated balance sheets for one and two outstanding performance guarantees, respectively, that are related to VIEs for which we are not the primary beneficiary.

We receive fees from managed and franchised properties to operate our marketing, sales and brand programs on behalf of hotel and resort owners. As of June 30, 2018 and December 31, 2017, we had collected an aggregate of $414 million and $402 million in excess of amounts expended, respectively, across all programs.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2018 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 15: Condensed Consolidating Guarantor Financial Information

In April 2018, Hilton Domestic Operating Company Inc. ("HOC"), which is 100 percent owned by Hilton Worldwide Finance LLC, issued the 2026 Senior Notes. In March 2017, Hilton Worldwide Finance LLC and Hilton Worldwide Finance Corp. (the "HWF Issuers"), entities that are 100 percent owned by Hilton Worldwide Parent LLC ("HWP"), which is 100 percent owned by the Parent, issued the 2025 Senior Notes and 2027 Senior Notes. In September 2016, HOC assumed the 2024 Senior Notes that were issued in August 2016 by escrow issuers. The HWF Issuers are guarantors of the 2026 Senior Notes and the 2024 Senior Notes. HOC is a guarantor of the 2025 Senior Notes and the 2027 Senior Notes. The 2024 Senior Notes, 2025 Senior Notes, 2026 Senior Notes and 2027 Senior Notes are collectively referred to as the Senior Notes. The HWF Issuers and HOC are collectively referred to as the Subsidiary Issuers.

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by HWP, the Parent and certain of the Parent's 100 percent owned domestic restricted subsidiaries that are themselves not issuers of the applicable series of Senior Notes (together, the "Guarantors''). The indentures that govern the Senior Notes provide that any subsidiary of the Company that provides a guarantee of our senior secured credit facility will guarantee the Senior Notes. As of June 30, 2018, none of our foreign subsidiaries or U.S. subsidiaries owned by foreign subsidiaries or conducting foreign operations or our non-wholly owned subsidiaries guarantee the Senior Notes (collectively, the "Non-Guarantors").

The condensed consolidating financial information presents the financial information for all periods based on the composition of the Guarantors and Non-Guarantors as of June 30, 2018.

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

The following tables present the condensed consolidating financial information as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017, for the Parent, HWF Issuers, HOC, Guarantors and Non-Guarantors.

	June 30, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$3	$14	$406	$—	$423
Restricted cash and cash equivalents	—	—	34	16	32	—	82
Accounts receivable, net	—	—	21	734	287	(1)	1,041
Intercompany receivables	—	—	—	—	40	(40)	—
Prepaid expenses	—	—	16	49	88	(2)	151
Income taxes receivable	—	—	—	32	—	(21)	11
Other	—	2	1	21	112	—	136
Total current assets	—	2	75	866	965	(64)	1,844
Intangibles and Other Assets:
Investments in subsidiaries	553	5,397	8,095	553	—	(14,598)	—
Goodwill	—	—	—	3,824	1,350	—	5,174
Brands	—	—	—	4,405	473	—	4,878
Management and franchise contracts, net	—	—	—	587	306	—	893
Other intangible assets, net	—	—	—	281	138	—	419
Property and equipment, net	—	—	21	65	265	—	351
Deferred income tax assets	5	—	102	—	111	(107)	111
Other	—	49	31	65	171	—	316
Total intangibles and other assets	558	5,446	8,249	9,780	2,814	(14,705)	12,142
TOTAL ASSETS	$558	$5,448	$8,324	$10,646	$3,779	$(14,769)	$13,986
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$3	$20	$170	$548	$573	$(2)	$1,312
Current portion of deferred revenues	—	—	37	261	11	(1)	308
Intercompany payables	—	—	40	—	—	(40)	—
Current maturities of long-term debt	—	—	—	—	11	—	11
Income taxes payable	—	—	—	—	43	(21)	22
Current portion of liability for guest loyalty program	—	—	—	725	—	—	725
Total current liabilities	3	20	247	1,534	638	(64)	2,378
Long-term debt	—	4,865	2,464	—	235	—	7,564
Deferred revenues	—	—	1	757	61	—	819
Deferred income tax liabilities	—	10	—	1,000	5	(107)	908
Liability for guest loyalty program	—	—	—	876	—	—	876
Other	—	—	215	64	602	—	881
Total liabilities	3	4,895	2,927	4,231	1,541	(171)	13,426
Equity:
Total Hilton stockholders' equity	555	553	5,397	6,415	2,233	(14,598)	555
Noncontrolling interests	—	—	—	—	5	—	5
Total equity	555	553	5,397	6,415	2,238	(14,598)	560
TOTAL LIABILITIES AND EQUITY	$558	$5,448	$8,324	$10,646	$3,779	$(14,769)	$13,986

	December 31, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$2	$18	$550	$—	$570
Restricted cash and cash equivalents	—	—	61	10	29	—	100
Accounts receivable, net	—	—	18	712	275	—	1,005
Intercompany receivables	—	—	—	—	40	(40)	—
Prepaid expenses	—	—	25	24	84	(6)	127
Income taxes receivable	—	—	—	60	—	(24)	36
Other	—	—	1	13	155	—	169
Total current assets	—	—	107	837	1,133	(70)	2,007
Intangibles and Other Assets:
Investments in subsidiaries	1,697	7,067	8,326	1,697	—	(18,787)	—
Goodwill	—	—	—	3,824	1,366	—	5,190
Brands	—	—	—	4,405	485	—	4,890
Management and franchise contracts, net	—	—	2	645	306	—	953
Other intangible assets, net	—	—	1	283	149	—	433
Property and equipment, net	—	—	20	67	266	—	353
Deferred income tax assets	6	—	104	—	127	(126)	111
Other	—	20	32	67	172	—	291
Total intangibles and other assets	1,703	7,087	8,485	10,988	2,871	(18,913)	12,221
TOTAL ASSETS	$1,703	$7,087	$8,592	$11,825	$4,004	$(18,983)	$14,228
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$15	$20	$184	$576	$624	$(3)	$1,416
Current portion of deferred revenues	—	—	90	266	13	(3)	366
Intercompany payables	—	—	40	—	—	(40)	—
Current maturities of long-term debt	—	32	—	—	14	—	46
Income taxes payable	—	—	—	—	36	(24)	12
Current portion of liability for guest loyalty program	—	—	—	622	—	—	622
Total current liabilities	15	52	314	1,464	687	(70)	2,462
Long-term debt	—	5,333	983	—	240	—	6,556
Deferred revenues	—	—	—	770	59	—	829
Deferred income tax liabilities	—	5	—	1,052	—	(126)	931
Liability for guest loyalty program	—	—	—	839	—	—	839
Other	—	—	228	64	628	—	920
Total liabilities	15	5,390	1,525	4,189	1,614	(196)	12,537
Equity:
Total Hilton stockholders' equity	1,688	1,697	7,067	7,636	2,387	(18,787)	1,688
Noncontrolling interests	—	—	—	—	3	—	3
Total equity	1,688	1,697	7,067	7,636	2,390	(18,787)	1,691
TOTAL LIABILITIES AND EQUITY	$1,703	$7,087	$8,592	$11,825	$4,004	$(18,983)	$14,228

	Three Months Ended June 30, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$50	$322	$36	$(4)	$404
Base and other management fees	—	—	1	55	28	—	84
Incentive management fees	—	—	—	22	37	—	59
Owned and leased hotels	—	—	—	—	392	—	392
Other revenues	—	—	1	17	3	1	22
	—	—	52	416	496	(3)	961
Other revenues from managed and franchised properties	—	—	62	1,110	158	—	1,330
Total revenues	—	—	114	1,526	654	(3)	2,291

Expenses
Owned and leased hotels	—	—	—	—	352	—	352
Depreciation and amortization	—	—	2	58	19	—	79
General and administrative	—	—	83	—	32	—	115
Other expenses	—	—	2	8	6	(4)	12
	—	—	87	66	409	(4)	558
Other expenses from managed and franchised properties	—	—	62	1,114	151	—	1,327
Total expenses	—	—	149	1,180	560	(4)	1,885

Operating income (loss)	—	—	(35)	346	94	1	406

Interest expense	—	(57)	(31)	—	(9)	2	(95)
Gain (loss) on foreign currency transactions	—	—	6	(89)	71	—	(12)
Other non-operating income (loss), net	—	(7)	1	4	4	(3)	(1)

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(64)	(59)	261	160	—	298

Income tax benefit (expense)	—	16	14	(61)	(50)	—	(81)

Income (loss) before equity in earnings from subsidiaries	—	(48)	(45)	200	110	—	217

Equity in earnings from subsidiaries	217	265	310	217	—	(1,009)	—

Net income	217	217	265	417	110	(1,009)	217
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Net income attributable to Hilton stockholders	$217	$217	$265	$417	$110	$(1,009)	$217

Comprehensive income	$155	$227	$266	$416	$38	$(947)	$155
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	—
Comprehensive income attributable to Hilton stockholders	$155	$227	$266	$416	$38	$(947)	$155

	Three Months Ended June 30, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$49	$282	$29	$(5)	$355
Base and other management fees	—	—	—	52	29	—	81
Incentive management fees	—	—	—	21	36	—	57
Owned and leased hotels	—	—	—	—	373	—	373
Other revenues	—	—	2	16	2	—	20
	—	—	51	371	469	(5)	886
Other revenues from managed and franchised properties	—	—	44	1,001	145	—	1,190
Total revenues	—	—	95	1,372	614	(5)	2,076

Expenses
Owned and leased hotels	—	—	—	—	327	—	327
Depreciation and amortization	—	—	2	59	22	—	83
General and administrative	—	—	92	—	28	(2)	118
Other expenses	—	—	3	7	4	(3)	11
	—	—	97	66	381	(5)	539
Other expenses from managed and franchised properties	—	—	45	1,006	162	—	1,213
Total expenses	—	—	142	1,072	543	(5)	1,752

Operating income (loss)	—	—	(47)	300	71	—	324

Interest expense	—	(60)	(14)	—	(12)	—	(86)
Gain (loss) on foreign currency transactions	—	—	2	53	(50)	—	5
Other non-operating income, net	—	—	2	3	2	—	7

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(60)	(57)	356	11	—	250

Income tax benefit (expense)	—	23	19	(138)	(3)	—	(99)

Income (loss) before equity in earnings from subsidiaries	—	(37)	(38)	218	8	—	151

Equity in earnings from subsidiaries	150	187	225	150	—	(712)	—

Net income	150	150	187	368	8	(712)	151
Net income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)
Net income attributable to Hilton stockholders	$150	$150	$187	$368	$7	$(712)	$150

Comprehensive income	$200	$145	$186	$369	$64	$(762)	$202
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Comprehensive income attributable to Hilton stockholders	$200	$145	$186	$369	$62	$(762)	$200

	Six Months Ended June 30, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$94	$584	$65	$(8)	$735
Base and other management fees	—	—	1	106	54	—	161
Incentive management fees	—	—	—	43	71	—	114
Owned and leased hotels	—	—	—	—	726	—	726
Other revenues	—	—	3	41	5	(4)	45
	—	—	98	774	921	(12)	1,781
Other revenues from managed and franchised properties	—	—	106	2,180	298	—	2,584
Total revenues	—	—	204	2,954	1,219	(12)	4,365

Expenses
Owned and leased hotels	—	—	—	—	672	—	672
Depreciation and amortization	—	—	3	118	40	—	161
General and administrative	—	—	156	—	67	(4)	219
Other expenses	—	—	4	15	15	(8)	26
	—	—	163	133	794	(12)	1,078
Other expenses from managed and franchised properties	—	—	108	2,198	296	—	2,602
Total expenses	—	—	271	2,331	1,090	(12)	3,680

Operating income (loss)	—	—	(67)	623	129	—	685

Interest expense	—	(118)	(44)	—	(19)	3	(178)
Gain (loss) on foreign currency transactions	—	—	3	(81)	77	—	(1)
Other non-operating income (loss), net	—	(7)	4	12	7	(3)	13

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(125)	(104)	554	194	—	519

Income tax benefit (expense)	—	31	27	(134)	(63)	—	(139)

Income (loss) before equity in earnings from subsidiaries	—	(94)	(77)	420	131	—	380

Equity in earnings from subsidiaries	378	472	549	378	—	(1,777)	—

Net income	378	378	472	798	131	(1,777)	380
Net income attributable to noncontrolling interests	—	—	—		(2)	—	(2)
Net income attributable to Hilton stockholders	$378	$378	$472	$798	$129	$(1,777)	$378

Comprehensive income	$377	$417	$473	$798	$90	$(1,776)	$379
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Comprehensive income attributable to Hilton stockholders	$377	$417	$473	$798	$88	$(1,776)	$377

	Six Months Ended June 30, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$68	$526	$52	$(9)	$637
Base and other management fees	—	—	—	101	61	—	162
Incentive management fees	—	—	—	41	65	—	106
Owned and leased hotels	—	—	—	—	669	—	669
Other revenues	—	—	22	29	6	—	57
	—	—	90	697	853	(9)	1,631
Other revenues from managed and franchised properties	—	—	85	1,982	274	—	2,341
Total revenues	—	—	175	2,679	1,127	(9)	3,972

Expenses
Owned and leased hotels	—	—	—	—	595	—	595
Depreciation and amortization	—	—	3	121	45	—	169
General and administrative	—	—	171	2	53	(2)	224
Other expenses	—	—	15	14	12	(7)	34
	—	—	189	137	705	(9)	1,022
Other expenses from managed and franchised properties	—	—	87	2,032	290	—	2,409
Total expenses	—	—	276	2,169	995	(9)	3,431

Operating income (loss)	—	—	(101)	510	132	—	541

Interest expense	—	(123)	(30)	—	(22)	—	(175)
Gain (loss) on foreign currency transactions	—	—	13	74	(86)	—	1
Loss on debt extinguishment	—	(60)	—	—	—	—	(60)
Other non-operating income (loss), net	—	(3)	3	4	5	—	9

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(186)	(115)	588	29	—	316

Income tax benefit (expense)	—	73	43	(225)	(8)	—	(117)

Income (loss) before equity in earnings from subsidiaries	—	(113)	(72)	363	21	—	199

Equity in earnings from subsidiaries	197	310	382	197	—	(1,086)	—

Net income	197	197	310	560	21	(1,086)	199
Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income attributable to Hilton stockholders	$197	$197	$310	$560	$19	$(1,086)	$197

Comprehensive income	$267	$190	$313	$561	$94	$(1,156)	$269
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Comprehensive income attributable to Hilton stockholders	$267	$190	$313	$561	$92	$(1,156)	$267

	Six Months Ended June 30, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(102)	$(8)	$494	$148	$—	$532
Investing Activities:
Capital expenditures for property and equipment	—	—	(4)	(1)	(23)	—	(28)
Capitalized software costs	—	—	—	(38)	—	—	(38)
Other	—	—	—	(3)	(6)	—	(9)
Net cash used in investing activities	—	—	(4)	(42)	(29)	—	(75)
Financing Activities:
Borrowings	—	150	1,500	—	—	—	1,650
Repayment of debt	—	(660)	—	—	(12)	—	(672)
Debt issuance costs	—	—	(21)	—	—	—	(21)
Intercompany transfers	1,531	612	(1,451)	(450)	(242)	—	—
Dividends paid	(92)	—	—	—	—	—	(92)
Repurchases of common stock	(1,439)	—	—	—	—	—	(1,439)
Tax withholdings on share-based compensation	—	—	(42)	—	—	—	(42)
Net cash provided by (used in) financing activities	—	102	(14)	(450)	(254)	—	(616)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	(6)	—	(6)
Net increase (decrease) in cash, restricted cash and cash equivalents	—	—	(26)	2	(141)	—	(165)
Cash, restricted cash and cash equivalents, beginning of period	—	—	63	28	579	—	670
Cash, restricted cash and cash equivalents, end of period	$—	$—	$37	$30	$438	$—	$505

	Six Months Ended June 30, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(69)	$(58)	$378	$93	$—	$344
Investing Activities:
Capital expenditures for property and equipment	—	—	(3)	(3)	(12)	—	(18)
Capitalized software costs	—	—	—	(29)	—	—	(29)
Other	—	(13)	—	(5)	3	(3)	(18)
Net cash used in investing activities	—	(13)	(3)	(37)	(9)	(3)	(65)
Financing Activities:
Borrowings	—	1,823	—	—	—	—	1,823
Repayment of debt	—	(1,832)	—	—	(4)	—	(1,836)
Debt issuance costs and redemption premium	—	(68)	—	—	—	—	(68)
Repayment of intercompany borrowings	—	—	(3)	—	—	3	—
Intercompany transfers	450	159	92	(351)	(350)	—	—
Dividends paid	(98)	—	—	—	—	—	(98)
Cash transferred in spin-offs of Park and HGV	—	—	—	—	(501)	—	(501)
Repurchases of common stock	(352)	—	—	—	—	—	(352)
Distributions to noncontrolling interests	—	—	—	—	(1)	—	(1)
Tax withholdings on share-based compensation	—	—	(28)	—	—	—	(28)
Net cash provided by (used in) financing activities	—	82	61	(351)	(856)	3	(1,061)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	7	—	7
Net decrease in cash, restricted cash and cash equivalents	—	—	—	(10)	(765)	—	(775)
Cash, restricted cash and cash equivalents from continuing operations, beginning of period	—	—	90	31	1,062	—	1,183
Cash, restricted cash and cash equivalents from discontinued operations, beginning of period	—	—	—	—	501	—	501
Cash, restricted cash and cash equivalents, beginning of period	—	—	90	31	1,563	—	1,684
Cash, restricted cash and cash equivalents, end of period	$—	$—	$90	$21	$798	$—	$909

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

Overview

Our Business

Hilton is one of the largest and fastest growing hospitality companies in the world, with 5,456 properties comprising 879,349 rooms in 106 countries and territories as of June 30, 2018. Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton; our full service hotel brands, Hilton Hotels & Resorts, Curio - A Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton and Embassy Suites by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. As of June 30, 2018, we had approximately 78 million members in our award-winning guest loyalty program, Hilton Honors, a 20 percent increase from June 30, 2017.

Segments and Regions

Management analyzes our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments that are based on similar products or services: (i) management and franchise; and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our brands. This segment generates its revenue from: (i) management and franchise fees charged to third-party hotel owners; (ii) license fees for the exclusive right to use certain Hilton marks and IP; and (iii) fees for managing our owned and leased hotels. As a manager of hotels, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services. The ownership segment primarily derives earnings from providing hotel room rentals, food and beverage sales and other services at our owned and leased hotels.

Geographically, management conducts business through three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S. is included in the Americas, it represented 74 percent of our system-wide hotel rooms as of June 30, 2018; therefore, the U.S. is often analyzed separately and apart from the Americas geographic region overall and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific island nations.

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

As of June 30, 2018, we had a total of 2,373 hotels in our development pipeline that we expect to add as open hotels in our system, representing 362,000 rooms under construction or approved for development throughout 105 countries and territories, including 38 countries and territories where we do not currently have any open hotels. All of the rooms in the pipeline are within our management and franchise segment. Additionally, 194,000 rooms in the pipeline, or more than half, were located outside the U.S., and 186,000 rooms, or more than half, were under construction. We do not consider any individual development project to be material to us.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported, excluding the hotels distributed in the spin-offs; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. Of the 5,405 hotels in our system as of June 30, 2018, 4,306 hotels have been classified as comparable hotels. Our 1,099 non-comparable hotels included 194 hotels, or approximately four percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were not available.

Occupancy

Occupancy represents the total number of room nights sold divided by the total number of room nights available at a hotel or group of hotels for a given period. Occupancy measures the utilization of our hotels' available capacity. Management uses occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable average daily rate pricing levels as demand for hotel rooms increases or decreases.

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

References to RevPAR, ADR and occupancy are presented on a comparable basis and references to RevPAR and ADR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three and six months ended June 30, 2018 and 2017 use the exchange rates for the three and six months ended June 30, 2018.

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

During the first quarter of 2018, we modified the definition of Adjusted EBITDA to exclude the amortization of contract acquisition costs and the net effect of reimbursable costs included in other revenues and expenses from managed and franchised properties. We believe that excluding these items is useful for the reasons set forth below and have applied the modified definition of Adjusted EBITDA to all prior periods.

We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) these measures are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions; and (ii) these measures are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry. Additionally, these measures exclude certain items that can vary widely across different industries and among competitors within our industry. For instance, interest expense and the provision for income taxes are dependent on company specifics, including, among other things, capital structure and operating jurisdictions, respectively, and, therefore could vary significantly across companies. Depreciation and amortization, as well as amortization of contract acquisition costs, are dependent upon company policies, including the method of acquiring and depreciating assets and the useful lives that are used. For Adjusted EBITDA, we also exclude items such as: (i) FF&E replacement reserves to be consistent with the treatment of FF&E for owned and leased hotels where it is capitalized and depreciated over the life of the FF&E; (ii) share-based compensation expense, as this could vary widely among companies due to the different plans in place and the usage of them; (iii) the net effect of our reimbursable revenues and related expenses, as we contractually do not operate the related programs to generate a profit over the terms of the respective agreements; and (iv) other items that are not core to our operations and are not reflective of our performance.

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

Results of Operations
The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance		Six Months Ended	Variance
	June 30, 2018	2018 vs. 2017		June 30, 2018	2018 vs. 2017
U.S.
Occupancy	80.9%	0.9%	pts.	76.7%	1.0%	pts.
ADR	$152.49	2.3%		$149.76	1.8%
RevPAR	$123.38	3.5%		$114.89	3.2%

Americas (excluding U.S.)
Occupancy	73.4%	1.1%	pts.	70.5%	1.9%	pts.
ADR	$128.52	5.0%		$129.99	4.1%
RevPAR	$94.37	6.5%		$91.66	7.0%

Europe
Occupancy	79.0%	2.0%	pts.	74.6%	2.9%	pts.
ADR	$157.62	3.7%		$148.97	2.5%
RevPAR	$124.46	6.3%		$111.11	6.7%

MEA
Occupancy	69.1%	3.6%	pts.	71.5%	4.4%	pts.
ADR	$155.52	(5.3)%		$156.20	(3.6)%
RevPAR	$107.49	(0.1)%		$111.73	2.7%

Asia Pacific
Occupancy	72.6%	3.8%	pts.	71.4%	4.6%	pts.
ADR	$133.55	1.7%		$137.13	2.0%
RevPAR	$96.93	7.3%		$97.88	9.1%

System-wide
Occupancy	79.5%	1.3%	pts.	75.7%	1.6%	pts.
ADR	$150.76	2.3%		$148.14	1.8%
RevPAR	$119.89	4.0%		$112.20	3.9%

During the three and six months ended June 30, 2018, we experienced system-wide RevPAR growth, particularly attributable to the Americas, Europe and Asia Pacific regions. In the Americas, increases in RevPAR were largely driven by positive performance related to group travel in both periods, as well as leisure travel during the six months ended June 30, 2018. Strength in Europe was driven by performance in Turkey as it continues to recover from geopolitical and economic turmoil. Growth in Asia Pacific was primarily attributable to increased occupancy in China resulting from new hotels maturing in the system. RevPAR was relatively flat in MEA during the three months ended June 30, 2018 as compared to 2017, due to soft demand in certain local markets in the region.

The table below provides a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Net income	$217	$151	$380	$199
Interest expense	95	86	178	175
Income tax expense	81	99	139	117
Depreciation and amortization	79	83	161	169
EBITDA	472	419	858	660
Loss (gain) on foreign currency transactions	12	(5)	1	(1)
Loss on debt extinguishment	—	—	—	60
FF&E replacement reserves	15	15	27	21
Share-based compensation expense	40	34	68	59
Amortization of contract acquisition costs	7	5	14	8
Net other expenses (revenues) from managed and franchised properties	(3)	23	18	68
Other adjustment items(1)	12	13	14	39
Adjusted EBITDA	$555	$504	$1,000	$914
____________

(1)	Includes adjustments for severance, transaction costs and other items.

Revenues

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Franchise fees	$404	$355	13.8	$735	$637	15.4

Base and other management fees	$84	$81	3.7	$161	$162	(0.6)
Incentive management fees	59	57	3.5	114	106	7.5
Total management fees	$143	$138	3.6	$275	$268	2.6

The increases in management and franchise fees during the three and six months ended June 30, 2018 were driven by increases in RevPAR at our comparable managed hotels of 5.0 percent and 5.2 percent, respectively, and at our franchised hotels of 3.5 percent and 3.4 percent, respectively. The increases in RevPAR resulted from increases in both ADR and occupancy across all periods.

The addition of new managed and franchised properties to our portfolio also increased management and franchise fees in all periods. Including new development and ownership type transfers, from January 1, 2017 to June 30, 2018, we added 600 managed and franchised properties on a net basis, providing an additional 110,541 rooms to our managed and franchised segment. As new hotels stabilize in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods.

Additionally, franchise fees increased during the three and six months ended June 30, 2018 as a result of increases in franchise sales and license and other fees. The increase in base and other management fees for the six months ended June 30, 2018 was offset by termination fees that were recognized during the six months ended June 30, 2017.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Owned and leased hotels	$392	$373	5.1	$726	$669	8.5

Owned and leased hotel revenues increased during the three and six months ended June 30, 2018 primarily as a result of favorable foreign currency exchange rates, which increased revenues by $16 million and $45 million, respectively. On a currency neutral basis, owned and leased hotel revenues increased $3 million and $12 million, respectively, primarily as a result of increases at our comparable owned and leased hotels of $9 million and $22 million, respectively, due to increases in RevPAR of 4.5 percent and 5.1 percent, respectively. The increases in RevPAR resulted from increases in both occupancy and ADR. Additionally, owned and leased hotel revenues decreased at our non-comparable owned and leased hotels due to decreases in revenues from hotels that underwent renovations in 2018 and properties that were disposed of between January 1, 2017 and June 30, 2018, only partially offset by the increase in revenues from a property that opened in June 2017.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Other revenues	$22	$20	10.0	$45	$57	(21.1)

Other revenues decreased during the six months ended June 30, 2018 primarily as a result of a recovery from the settlement of a claim by Hilton to a third party relating to our defined benefit plans during the six months ended June 30, 2017. The decrease was partially offset by an increase in revenues from our purchasing operations.

Operating Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Owned and leased hotels	$352	$327	7.6	$672	$595	12.9

During the three and six months ended June 30, 2018, owned and leased hotel expenses increased primarily as a result of the effect of foreign currency exchange rate changes of $15 million and $42 million, respectively. On a currency neutral basis, owned and leased hotel expenses increased $10 million and $35 million, respectively, primarily due to increased variable operating costs at our comparable owned and leased hotels resulting from increased occupancy in both periods. Owned and leased hotel expenses at our non-comparable owned and leased hotels remained relatively consistent during the three months ended June 30, 2018 and increased $4 million during the six months ended June 30, 2018, which was attributable to a refund of rent related to a lease termination that was recognized in 2017. Properties that underwent renovations in 2018 and properties that opened or were disposed of between January 1, 2017 and June 30, 2018 had no net effect on owned and leased hotel expenses.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Depreciation and amortization	$79	$83	(4.8)	$161	$169	(4.7)
General and administrative	115	118	(2.5)	219	224	(2.2)
Other expenses	12	11	9.1	26	34	(23.5)

The decreases in depreciation and amortization expense during the three and six months ended June 30, 2018 were primarily a result of decreases in amortization expense due to certain capitalized software costs being fully amortized between June 30, 2017 and June 30, 2018.

The decreases in general and administrative expenses during the three and six months ended June 30, 2018 were primarily a result of decreases of $1 million and $6 million, respectively, in severance costs related to the 2015 sale of the Waldorf

Astoria New York, as well as decreases of $5 million and $15 million, respectively, in costs associated with the spin-offs. These decreases were partially offset by increases in payroll and compensation costs, including share-based compensation.

Other expenses decreased during the six months ended June 30, 2018 primarily as a result of costs relating to the settlement of the claim relating to our defined benefit plans that were recognized during the six months ended June 30, 2017.

Non-operating Income and Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Interest expense	$(95)	$(86)	10.5	$(178)	$(175)	1.7
Gain (loss) on foreign currency transactions	(12)	5	NM(1)	(1)	1	NM(1)
Loss on debt extinguishment	—	—	NM(1)	—	(60)	NM(1)
Other non-operating income (loss), net	(1)	7	NM(1)	13	9	44.4
Income tax expense	(81)	(99)	(18.2)	(139)	(117)	18.8
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The increase in interest expense during the three and six months ended June 30, 2018 was primarily attributable to the issuance of the 2026 Senior Notes in April 2018 and, for the six months ended June 30, 2018, also from the issuances of the 2025 and 2027 Senior Notes in March 2017. The increase during the six months ended June 30, 2018 was largely offset by the decrease in interest expense due to the repayment of the 2021 Senior Notes. See Note 6: "Debt" in our unaudited condensed consolidated financial statements for additional information.

The gains and losses on foreign currency transactions primarily related to changes in foreign currency exchange rates on our short-term cross-currency intercompany loans for all periods. For the three and six months ended June 30, 2018 and 2017, the changes were predominantly for loans denominated in the British pound and euro and, for the six months ended June 30, 2018 and 2017, also for loans denominated in the Australian dollar.

The loss on debt extinguishment related to the repayment of the 2021 Senior Notes and included a redemption premium of $42 million and the accelerated recognition of $18 million of unamortized debt issuance costs during the six months ended June 30, 2017.

The change in other non-operating income (loss), net during the three months ended June 30, 2018 was attributable to the accelerated recognition of $5 million of unamortized debt issuance costs and discount for the repayment on the Term Loans and fees incurred to amend the Term Loans. The increase in other non-operating income (loss), net for the six months ended was attributable to a $6 million gain on the refinancing of a loan that financed the construction of a hotel that we manage and a reduction in fees incurred relating to the amendments of our Term Loans in 2018 and 2017, partially offset by the accelerated recognition of unamortized deferred issuance costs and discount.

During the three months ended June 30, 2018, income tax expense decreased primarily due to the benefit recorded to adjust a provisional amount related to the TCJ Act, as well as the decrease in the annual effective rate as a result of the TCJ Act, partially offset by the increase in income before income taxes. The increase in income tax expense during the six months ended June 30, 2018 was primarily attributable to the increase in income before income taxes, partially offset by the decrease in the annual effective tax rate. See Note 9: "Income Taxes" in our unaudited condensed consolidated financial statements for additional information.

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

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Revenues:
Management and franchise(1)	$565	$508	11.2	$1,043	$930	12.2
Ownership	392	373	5.1	726	669	8.5
Segment revenues	957	881	8.6	1,769	1,599	10.6
Amortization of contract acquisition costs	(7)	(5)	40.0	(14)	(8)	75.0
Other revenues	22	20	10.0	45	57	(21.1)
Other revenues from managed and franchised properties	1,330	1,190	11.8	2,584	2,341	10.4
Intersegment fees elimination(1)	(11)	(10)	10.0	(19)	(17)	11.8
Total revenues	$2,291	$2,076	10.4	$4,365	$3,972	9.9

Operating Income(1):
Management and franchise	$565	$508	11.2	$1,043	$930	12.2
Ownership	29	36	(19.4)	35	57	(38.6)
Segment operating income	$594	$544	9.2	$1,078	$987	9.2
____________

(1)
Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our unaudited condensed consolidated statements of operations.

Management and franchise segment revenues and operating income increased $57 million and $113 million during the three and six months ended June 30, 2018, respectively, as a result of increases in RevPAR at our comparable managed and franchised properties of 3.9 percent for both periods, the net addition of managed and franchised hotels to our system and increases in franchise sales and license and other fees. Refer to "—Revenues" for further discussion of the increases in revenues from our managed and franchised properties.

Ownership segment revenues increased $19 million and $57 million during the three and six months ended June 30, 2018, respectively, as a result of increases in hotel revenues, which were primarily attributable to favorable foreign currency exchange rates and increases in revenue at our comparable owned and leased hotels due to increases in RevPAR. Ownership operating income decreased $7 million and $22 million during the three and six months ended June 30, 2018, respectively, as a result of the increases in operating expenses at owned and leased hotels, only partially offset by increases in segment revenues. Refer to "—Revenues" and "—Operating Expenses" for further discussion of the changes in revenues and operating expenses at our owned and leased hotels.

Liquidity and Capital Resources

Overview

As of June 30, 2018, we had total cash and cash equivalents of $505 million, including $82 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance related to cash collateral on our self-insurance programs.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including costs associated with the management and franchising of hotels, corporate expenses, payroll and related benefits, taxes and compliance costs, interest payments on our outstanding indebtedness, contract acquisition costs and capital expenditures for renovations and maintenance at the hotels within our ownership segment. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements to the hotels within our ownership segment, commitments to owners in our management and franchise segment, dividends as declared, share repurchases and corporate capital and information technology expenditures.

We finance our business activities primarily with existing cash and cash generated from our operations. We believe that this cash will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments for the foreseeable future. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases.

We and our affiliates may from time to time purchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

During the six months ended June 30, 2018, we repurchased 19.8 million shares of our common stock for $1,439 million, which we funded with borrowings and available cash. See Note 6: "Debt" and Note 11: "Stockholders' Equity and Accumulated Other Comprehensive Loss" in our unaudited condensed consolidated financial statements for additional information.

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Six Months Ended June 30,		Percent Change
	2018	2017	2018 vs. 2017
	(in millions)
Net cash provided by operating activities	$532	$344	54.7
Net cash used in investing activities	(75)	(65)	15.4
Net cash used in financing activities	(616)	(1,061)	(41.9)

Operating Activities

Cash flows from operating activities were primarily generated from management and franchise fee revenue and operating income from our owned and leased hotels.

The $188 million increase in net cash provided by operating activities was primarily a result of improved operating results in our management and franchise business, as well as decreases in net cash paid for income taxes and cash paid for interest of $88 million and $9 million, respectively. These increases were partially offset by an increase in contract acquisition costs.

Investing Activities

For the six months ended June 30, 2018 and 2017, net cash used in investing activities consisted primarily of capital expenditures for property and equipment and capitalized software costs. Our capital expenditures for property and equipment primarily consisted of expenditures related to the renovation of hotels in our ownership segment and our corporate facilities. Our capitalized software costs related to various systems initiatives, both for the benefit of our hotel owners and our overall corporate operations.

Financing Activities

The $445 million decrease in net cash used in financing activities was primarily attributable to the transfer of cash in connection with the spin-offs during the six months ended June 30, 2017 and the issuance of the $1.5 billion 2026 Senior Notes during the six months ended June 30, 2018. These decreases were partially offset by the $500 million repayment of the Term Loans, as well as $1.5 billion of capital returned to our stockholders, which includes dividends and share repurchases, during the six months ended June 30, 2018 compared to $450 million of capital returned during the six months ended June 30, 2017.

Debt and Borrowing Capacity

As of June 30, 2018, our total indebtedness, excluding unamortized deferred financing costs and discount, was approximately $7.7 billion. For additional information on our total indebtedness, debt issuances and repayments, availability under our Revolving Credit Facility and guarantees on our debt, refer to Note 6: "Debt" and Note 15: "Condensed Consolidating Guarantor Financial Information" in our unaudited condensed consolidated financial statements.

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

Contractual Obligations

Other than the issuance of the 2026 Senior Notes and the repayment of the Term Loans as described above, there were no material changes to our contractual obligations from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

As of June 30, 2018, we had a guest loyalty program liability of $1,601 million, including $725 million reflected as a current liability, and deferred revenues of $509 million, including $205 million reflected as a current liability. Changes in the estimates used in developing our breakage rate or other expected future program operations could result in material changes to our guest loyalty program liability and deferred revenues.

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

Item 1A.     Risk Factors

As of June 30, 2018, there have been no material changes from the risk factors previously disclosed in response to "Part I —Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended June 30, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
April 1, 2018 to April 30, 2018	16,570,000	$71.03	70,000	$994
May 1, 2018 to May 31, 2018	1,568,700	80.33	1,568,700	868
June 1, 2018 to June 30, 2018	325,300	81.82	325,300	841
Total	18,464,000	72.01	1,964,000
____________

(1)	This price includes per share commissions paid.

(2)
During 2017, our board of directors authorized a publicly announced stock repurchase program for up to $2.0 billion of the Company's common stock. Under the program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

(3)
The number of shares repurchased from April 1, 2018 to April 30, 2018 as reflected in this column excludes the 16,500,000 shares repurchased from HNA, since this repurchase was not made under the publicly announced stock repurchase program.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report.

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

4.2	Form of 5.125% Senior Notes Due 2026 (included in Exhibit 4.1).
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

10.2
Amendment No. 4, dated as of April 19, 2018, to the Credit Agreement, dated as of October 25, 2013 (as amended by Amendment No. 1 to the Credit Agreement dated as of August  18, 2016, as further amended by Amendment No. 2 to the Credit Agreement dated as of November 21, 2016 and as further amended by that certain Amendment No. 3 to the Credit Agreement dated as of March  16, 2017), by and among Hilton Worldwide Holdings Inc., Hilton Worldwide Parent LLC, Hilton Worldwide Finance LLC, the other guarantors party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent, collateral agent, swing line lender and L/C issuer and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36243) filed on April 19, 2018).

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

Date: July 25, 2018