Form 10-Q
period 2018-09-30
Hilton Worldwide Holdings Inc.
filed 2018-10-24
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of October 18, 2018 was 296,569,995.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$621	$570
Restricted cash and cash equivalents	79	100
Accounts receivable, net of allowance for doubtful accounts of $40 and $29	1,051	1,005
Prepaid expenses	166	127
Income taxes receivable	39	36
Other	79	169
Total current assets (variable interest entities - $86 and $93)	2,035	2,007
Intangibles and Other Assets:
Goodwill	5,170	5,190
Brands	4,876	4,890
Management and franchise contracts, net	892	953
Other intangible assets, net	417	433
Property and equipment, net	361	353
Deferred income tax assets	111	111
Other	281	291
Total intangibles and other assets (variable interest entities - $181 and $171)	12,108	12,221
TOTAL ASSETS	$14,143	$14,228
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$1,358	$1,416
Current portion of deferred revenues	299	366
Current maturities of long-term debt	15	46
Income taxes payable	18	12
Current portion of liability for guest loyalty program	723	622
Total current liabilities (variable interest entities - $56 and $58)	2,413	2,462
Long-term debt	7,559	6,556
Deferred revenues	814	829
Deferred income tax liabilities	980	931
Liability for guest loyalty program	906	839
Other	891	920
Total liabilities (variable interest entities - $259 and $271)	13,563	12,537
Commitments and contingencies - see Note 14
Equity:
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 331,927,869 issued and 296,962,195 outstanding as of September 30, 2018 and 331,054,014 issued and 317,420,933 outstanding as of December 31, 2017	3	3
Treasury stock, at cost; 34,965,674 shares as of September 30, 2018 and 13,633,081 shares as of December 31, 2017	(2,452)	(891)
Additional paid-in capital	10,349	10,298
Accumulated deficit	(6,580)	(6,981)
Accumulated other comprehensive loss	(746)	(741)
Total Hilton stockholders' equity	574	1,688
Noncontrolling interests	6	3
Total equity	580	1,691
TOTAL LIABILITIES AND EQUITY	$14,143	$14,228

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Franchise fees	$407	$358	$1,142	$995
Base and other management fees	80	84	241	246
Incentive management fees	57	53	171	159
Owned and leased hotels	373	383	1,099	1,052
Other revenues	27	21	72	78
	944	899	2,725	2,530
Other revenues from managed and franchised properties	1,309	1,192	3,893	3,533
Total revenues	2,253	2,091	6,618	6,063

Expenses
Owned and leased hotels	331	340	1,003	935
Depreciation and amortization	81	83	242	252
General and administrative	109	106	328	330
Other expenses	10	7	36	41
	531	536	1,609	1,558
Other expenses from managed and franchised properties	1,337	1,223	3,939	3,632
Total expenses	1,868	1,759	5,548	5,190

Operating income	385	332	1,070	873

Interest expense	(99)	(85)	(277)	(260)
Gain (loss) on foreign currency transactions	(6)	2	(7)	3
Loss on debt extinguishment	—	—	—	(60)
Other non-operating income, net	13	7	26	16

Income before income taxes	293	256	812	572

Income tax expense	(129)	(96)	(268)	(213)

Net income	164	160	544	359
Net income attributable to noncontrolling interests	(2)	(2)	(4)	(4)
Net income attributable to Hilton stockholders	$162	$158	$540	$355

Earnings per share:
Basic	$0.55	$0.49	$1.77	$1.09
Diluted	$0.54	$0.49	$1.76	$1.08

Cash dividends declared per share	$0.15	$0.15	$0.45	$0.45

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$164	$160	$544	$359
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $(1), $—, $— and $1	(11)	44	(56)	117
Pension liability adjustment, net of tax of $—, $(1), $(1) and $(2)	1	—	4	4
Cash flow hedge adjustment, net of tax of $(2), $(2), $(16) and $2	6	3	47	(4)
Total other comprehensive income (loss)	(4)	47	(5)	117

Comprehensive income	160	207	539	476
Comprehensive income attributable to noncontrolling interests	(2)	(1)	(4)	(3)
Comprehensive income attributable to Hilton stockholders	$158	$206	$535	$473

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating Activities:
Net income	$544	$359
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of contract acquisition costs	20	12
Depreciation and amortization	242	252
Loss (gain) on foreign currency transactions	7	(3)
Loss on debt extinguishment	—	60
Share-based compensation	103	91
Deferred income taxes	29	(160)
Contract acquisition costs	(82)	(51)
Working capital changes and other	51	35
Net cash provided by operating activities	914	595
Investing Activities:
Capital expenditures for property and equipment	(51)	(36)
Payments received on other financing receivables	49	7
Capitalized software costs	(62)	(45)
Other	(16)	(21)
Net cash used in investing activities	(80)	(95)
Financing Activities:
Borrowings	1,676	1,823
Repayment of debt	(701)	(1,848)
Debt issuance costs and redemption premium	(21)	(69)
Dividends paid	(137)	(147)
Cash transferred in spin-offs of Park and HGV	—	(501)
Repurchases of common stock	(1,561)	(625)
Distributions to noncontrolling interests	(1)	(1)
Tax withholdings on share-based compensation	(42)	(28)
Acquisition of noncontrolling interest	(3)	—
Net cash used in financing activities	(790)	(1,396)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(14)	8
Net increase (decrease) in cash, restricted cash and cash equivalents	30	(888)
Cash, restricted cash and cash equivalents from continuing operations, beginning of period	670	1,183
Cash, restricted cash and cash equivalents from discontinued operations, beginning of period	—	501
Cash, restricted cash and cash equivalents, beginning of period	670	1,684
Cash, restricted cash and cash equivalents, end of period	$700	$796

Supplemental Disclosures:
Cash paid during the year:
Interest	$208	$225
Income taxes, net of refunds	230	377
Non-cash financing activities:
Spin-offs of Park and HGV	$—	$30

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts, including timeshare properties. As of September 30, 2018, we managed, franchised, owned or leased 5,560 hotels and resorts, totaling 894,158 rooms in 109 countries and territories.

On January 3, 2017, we completed the spin-offs of a portfolio of hotels and resorts, as well as our timeshare business, into two independent, publicly traded companies: Park Hotels & Resorts Inc. ("Park") and Hilton Grand Vacations Inc. ("HGV"), respectively (the "spin-offs").

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Franchise fees represent fees earned in connection with the licensing of one of our brands, usually under long-term contracts with the property owner, and include the following:

•
Royalty fees are generally based on a percentage of the hotel's monthly gross room revenue and, in some cases, may also include a percentage of gross food and beverage revenues and other revenues, as applicable. These fees are typically billed and collected monthly, and revenue is generally recognized as services are provided.

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

Consideration paid or anticipated to be paid to incentivize hotel owners to enter into franchise contracts with us is amortized over the life of the applicable contract as a reduction to franchise fees.

Management fees represent fees earned from hotels that we manage, usually under long-term contracts with the property owner, and include the following:

•
Base management fees are generally based on a percentage of the hotel's monthly gross revenue. Base fees are typically billed and collected monthly, and revenue is generally recognized as services are provided.

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

Consideration paid or anticipated to be paid to incentivize hotel owners to enter into management contracts with us is amortized over the life of the applicable contract as a reduction to base and other management fees.

Other revenues from managed and franchised properties represent amounts that are contractually reimbursed to us by property owners, either directly as costs are incurred or indirectly through fees that are billed and collected in advance related to certain costs and expenses of the related properties, and include the following:

•
Direct reimbursements include payroll and related costs and certain other operating costs of the managed and franchised properties' operations, which are contractually reimbursed to us by the property owners as expenses are incurred. Revenue is recognized based on the amount of expenses incurred by Hilton, which are presented as other expenses from managed and franchised properties in our consolidated statements of operations, that are then reimbursed to us by the property owner typically on a monthly basis, which results in no net effect on operating income (loss) or net income (loss).

•
Indirect reimbursements include marketing expenses and other expenses associated with our brands and shared services, which are paid from fees collected by Hilton from the managed and franchised properties. Indirect reimbursements are typically billed and collected monthly, based on the underlying hotel's sales or usage (e.g., gross room revenues and number of reservations processed), and revenue is generally recognized as services are provided. System implementation fees charged to property owners are deferred and recognized as revenue over the term of the management or franchise contract. The corresponding expenses are expensed as incurred and are presented as other expenses from managed and franchised properties in our consolidated statements of operations and are expected to equal the revenues earned from indirect reimbursements over time.

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

Owned and leased hotel revenues primarily consist of hotel room rentals, revenue from accommodations sold in conjunction with other services (e.g., package reservations), food and beverage sales and other ancillary goods and services (e.g., parking) related to owned, leased and consolidated non-wholly owned hotel properties. Revenue is recognized when rooms are occupied or goods and services have been delivered or rendered, respectively. Payment terms typically align with when the goods and services are provided. Owned and leased hotel revenues are reduced upon issuance of Hilton Honors points for Hilton Honors members' paid stay transactions and are recognized when Hilton Honors points are redeemed for a free stay at an owned or leased hotel (see the "Hilton Honors" section below for additional information).

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

Contract Liabilities

Contract liabilities relate to: (i) advance consideration received from hotel owners at contract inception for services considered to be part of the contract performance obligations, such as application, initiation and other fees; (ii) advance consideration received for certain indirect reimbursements, such as system implementation fees; and (iii) amounts received when points are issued under Hilton Honors, but for which revenue is not yet recognized, since the related points are not yet redeemed. Contract liabilities related to advance consideration received for fees and certain indirect reimbursements are recognized as revenue over the term of the related contract. Contract liabilities related to amounts received for Hilton Honors are recognized as revenue when the points are redeemed for a free good or service by the Hilton Honors member, which, on average, occurs within two years of points issuance. Contract liabilities are included in deferred revenues in our consolidated balance sheets.

Intangible Assets with Finite Useful Lives

We have certain finite lived intangible assets that were initially recorded at their fair value in connection with the October 24, 2007 transaction whereby we became a wholly owned subsidiary of affiliates of The Blackstone Group L.P. ("Blackstone") (the "Merger"). These intangible assets consist of management contracts, franchise contracts, leases, certain proprietary technologies and our Hilton Honors guest loyalty program. Additionally, we capitalize cash consideration paid to incentivize hotel owners to enter into management and franchise contracts with us as contract acquisition costs and the incremental costs to obtain or fulfill the contracts as development commissions, which are generally fixed. We also capitalize costs incurred to develop internal-use computer software and costs to acquire software licenses, as well as internal and external costs incurred in connection with the development of upgrades or enhancements that result in additional information technology functionality.

Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives, which for contract acquisition costs and development commissions is the contract term, including any renewal periods that are at our sole option. These estimated useful lives are generally as follows: management contracts recorded at the Merger (13 to 16 years); management contract acquisition costs and development commissions (20 to 30 years); franchise contracts recorded at the Merger (12 to 13 years); franchise contract acquisition costs and development commissions (10 to 20 years); leases (12 to 35 years); Hilton Honors (16 years); and capitalized software development costs (3 years). In our consolidated statements of operations, the amortization of these intangible assets, excluding contract acquisition costs, is included in depreciation and amortization expense, and the amortization of contract acquisition costs is recognized as a reduction to franchise fees and base and other management fees, based on contract type. Costs incurred prior to the acquisition of a contract, such as external legal costs, are expensed as incurred and included in general and administrative expenses in our consolidated statements of operations. Cash flows for contract acquisition costs and development commissions are included as operating activities in our consolidated statements of cash flows.

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

As points are issued to a Hilton Honors member, the property or program partner pays Hilton Honors based on an estimated cost per point for the costs of operating the program, which include marketing, promotion, communication and administrative expenses, as well as the estimated cost of award redemptions. When these payments are received we record amounts equal to the estimated cost per point of the future redemption obligation within the liability for guest loyalty program and any amounts received in excess of the estimated cost per point within deferred revenues in our consolidated balance sheets. We engage outside actuaries to assist in determining the fair value of the future redemption obligation using statistical formulas that project future point redemptions based on factors that include historical experience, an estimate of points that will eventually be redeemed, which includes an estimate of "breakage" for points that will never be redeemed, and the cost of reimbursing properties and other third parties with respect to other redemption opportunities available to Hilton Honors members. When points are issued as a result of a stay at an owned or leased hotel, we recognize a reduction in owned and leased hotel revenues, since we are also the guest loyalty program sponsor. For the Hilton Honors fees that are charged to the participating properties, we allocate the fees to the material right created by the Hilton Honors points that are issued using the variable consideration allocation guidance, since the fees are directly related to the issuance of Hilton Honors points to the Hilton Honors member and Hilton's efforts to satisfy the future redemption of those Hilton Honors points.

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

We satisfy our performance obligation related to points issued under Hilton Honors when points are redeemed for a free good or service by the Hilton Honors member, and we satisfy our remaining performance obligations over time as the customer simultaneously receives and consumes the benefits of the goods or services provided. Hilton Honors reimburses participating properties and applicable third parties when points are redeemed by members, at which time the redemption obligation is reduced and the related deferred revenue is recognized in other revenues from managed and franchised properties in our consolidated statements of operations. Additionally, when Hilton Honors members redeem award certificates at our owned and leased hotels, we recognize room revenue, included in owned and leased hotel revenues in our consolidated statements of operations.

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In March 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-07 ("ASU 2017-07"), Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic

Postretirement Benefit Cost. This ASU requires employers to report the service cost component of net periodic pension cost in the same line item or items of the statement of operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic pension cost must be presented separately from the service cost component and outside of a subtotal of income (loss) from operations. We adopted ASU 2017-07 on January 1, 2018 on a retrospective basis in our condensed consolidated statements of operations, which includes presenting: (i) the service cost component of net periodic pension cost in owned and leased hotel expenses and general and administrative expenses; and (ii) the other components of net periodic pension cost in other non-operating income (loss), net in our condensed consolidated statements of operations. Prior to adoption, all net periodic pension costs were presented in owned and leased hotel expenses and general and administrative expenses. We have applied the practical expedient permitting us to use the amounts disclosed in our "Employee Benefits Plans" note in our Annual Report on Form 10-K for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. See the "Prior Period Financial Information" below for the effect of the adoption of ASU 2017-07 on our condensed consolidated statements of operations for the three and nine months ended September 30, 2017.

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

The provisions of ASU 2014-09 affected our revenue recognition as follows:

•
Application, initiation and other fees are recognized over the term of the franchise contract, rather than upon execution of the contract and the unamortized portion of these fees is included in deferred revenues in our consolidated balance sheets.

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

•
Revenue related to our Hilton Honors guest loyalty program is recognized upon point redemption, net of any reward reimbursement paid to a third party, as opposed to recognized on a gross basis at the time points are issued in conjunction with the accrual of the expected future cost of the reward reimbursement. Additionally, points issued at owned and leased hotels are accounted for as a reduction of owned and leased hotel revenues, as opposed to owned and leased hotel expenses. Fees received in excess of the estimated liability for guest loyalty program are included in deferred revenues in our consolidated balance sheets.

•
Reimbursable fees related to our management and franchise contracts are recognized as they are billed, as opposed to when we incur the related expenses. Timing differences related to the receipt and spend of these fees will no longer be recorded in other assets and other liabilities in our consolidated balance sheets.

We have not retrospectively restated for contract modifications of management and franchise contracts that occurred before January 1, 2016. Instead, we have reflected the aggregate effect of all contract modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price. The estimated effect of applying this practical expedient is to use a longer period over which to straight line any fixed consideration either received from the customer or paid to the customer, since all fees will be amortized over the full contract term beginning on the date of initial execution, rather than amortizing fees received upon contract modifications prospectively from the contract modification date. We do not anticipate that this effect is material given the insignificance of the fixed consideration compared to the overall consideration we expect to earn over the term of the contract. See the "Prior Period Financial Information" below for the effect of the adoption of ASU 2014-09 on our condensed consolidated balance sheet as of December 31, 2017 and our condensed consolidated statements of operations for the three and nine months ended September 30, 2017.

Prior Period Financial Information

The following table presents the effect of the adoption of ASU 2014-09 for the line items affected in our condensed consolidated balance sheet:

	December 31, 2017
	As Previously Reported	Adoption of ASU 2014-09	As Adjusted
	(in millions)
ASSETS
Accounts receivable, net	$998	$7	$1,005
Prepaid expenses	111	16	127
Other current assets	171	(2)	169
Management and franchise contracts, net	909	44	953
Deferred income tax assets	113	(2)	111
Other non-current assets	434	(143)	291
TOTAL ASSETS	14,308	(80)	14,228

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued expenses and other(1)(2)	1,487	(71)	1,416
Current portion of deferred revenues(1)	41	325	366
Deferred revenues	97	732	829
Deferred income tax liabilities	1,063	(132)	931
Other non-current liabilities	1,470	(550)	920
Total liabilities	12,233	304	12,537
Equity:
Accumulated deficit	(6,596)	(385)	(6,981)
Accumulated other comprehensive loss	(742)	1	(741)
Total equity	2,075	(384)	1,691
TOTAL LIABILITIES AND EQUITY	14,308	(80)	14,228
____________

(1)	The current portion of deferred revenues has been separated from accounts payable, accrued expenses and other in the "As Previously Reported" column to conform with current presentation.

(2)
The current portion of liability for guest loyalty program has been separated from accounts payable, accrued expenses and other to conform with current presentation. The balance was $622 million as of December 31, 2017 and did not change as a result of the adoption of ASU 2014-09.

The following tables present the effect of the adoption of ASU 2014-09 and ASU 2017-07 on our condensed consolidated statements of operations:

	Three Months Ended September 30, 2017
	As Previously Reported	Adoption of ASU 2014-09	Adoption of ASU 2017-07	As Adjusted
	(in millions)
Revenues
Franchise fees	$373	$(15)	$—	$358
Base and other management fees	87	(3)	—	84
Incentive management fees	52	1	—	53
Owned and leased hotels	388	(5)	—	383
Other revenues	21	—	—	21
	921	(22)	—	899
Other revenues from managed and franchised properties	1,433	(241)	—	1,192
Total revenues	2,354	(263)	—	2,091

Expenses
Owned and leased hotels	345	(5)	—	340
Depreciation and amortization	83	—	—	83
General and administrative	104	—	2	106
Other expenses	7	—	—	7
	539	(5)	2	536
Other expenses from managed and franchised properties	1,433	(210)	—	1,223
Total expenses	1,972	(215)	2	1,759

Operating income	382	(48)	(2)	332

Interest expense	(100)	15	—	(85)
Gain on foreign currency transactions	2	—	—	2
Other non-operating income, net	5	—	2	7

Income before income taxes	289	(33)	—	256

Income tax expense	(108)	12	—	(96)

Net income	181	(21)	—	160
Net income attributable to noncontrolling interests	(2)	—	—	(2)
Net income attributable to Hilton stockholders	$179	$(21)	$—	$158

Earnings per share:
Basic	$0.56			$0.49
Diluted	$0.55			$0.49

	Nine Months Ended September 30, 2017
	As Previously Reported	Adoption of ASU 2014-09	Adoption of ASU 2017-07	As Adjusted
	(in millions)
Revenues
Franchise fees	$1,039	$(44)	$—	$995
Base and other management fees	255	(9)	—	246
Incentive management fees	160	(1)	—	159
Owned and leased hotels	1,065	(13)	—	1,052
Other revenues	78	—	—	78
	2,597	(67)	—	2,530
Other revenues from managed and franchised properties	4,264	(731)	—	3,533
Total revenues	6,861	(798)	—	6,063

Expenses
Owned and leased hotels	947	(13)	1	935
Depreciation and amortization	259	(7)	—	252
General and administrative	326	—	4	330
Other expenses	41	—	—	41
	1,573	(20)	5	1,558
Other expenses from managed and franchised properties	4,264	(632)	—	3,632
Total expenses	5,837	(652)	5	5,190

Operating income	1,024	(146)	(5)	873

Interest expense	(304)	44	—	(260)
Gain on foreign currency transactions	3	—	—	3
Loss on debt extinguishment	(60)	—	—	(60)
Other non-operating income, net	11	—	5	16

Income before income taxes	674	(102)	—	572

Income tax expense	(251)	38	—	(213)

Net income	423	(64)	—	359
Net income attributable to noncontrolling interests	(4)	—	—	(4)
Net income attributable to Hilton stockholders	$419	$(64)	$—	$355

Earnings per share:
Basic	$1.29			$1.09
Diluted	$1.28			$1.08

Accounting Standards Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-15 ("ASU 2018-15"), Intangibles - Goodwill and Other - Internal-use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns guidance for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with guidance for capitalizing implementation costs to develop or obtain internal-use software. Capitalized implementation costs will be expensed over the term of the arrangement and presented in the same line item in the statement of operations as the fees associated with the service contract. The provisions of ASU 2018-15 are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years; early adoption is permitted. We are currently evaluating the effect that ASU 2018-15 will have on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02 ("ASU 2018-02"), Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits a reclassification from accumulated other comprehensive income (loss) to retained earnings (deficit) for stranded tax effects that do not reflect the appropriate tax rates as a result of the Tax Cuts and Jobs Act of 2017 (the "TCJ Act"). The provisions of

ASU 2018-02 are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax rate in the TCJ Act is recognized; early adoption is permitted. We plan to early adopt the provisions of ASU 2018-02 during the fourth quarter of 2018 and expect to reclassify approximately $10 million to $20 million from accumulated other comprehensive loss to accumulated deficit as of January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02 ("ASU 2016-02"), Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position of lessees as right-of-use assets and lease liabilities, with certain practical expedients available. Subsequent to ASU 2016-02, the FASB issued related ASUs, including ASU No. 2018-11 ("ASU 2018-11"), Leases (Topic 842): Targeted Improvements, which provides for another transition method in addition to the modified retrospective approach required by ASU 2016-02. This option allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

We intend to adopt ASU 2016-02 on January 1, 2019 and apply the package of practical expedients included therein, as well as utilize the transition method included in ASU 2018-11. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, our reporting for periods prior to January 1, 2019 will continue to be in accordance with Leases (Topic 840). We are continuing to evaluate the effect that ASU 2016-02 will have on our consolidated financial statements, but we expect it to have a material effect on our consolidated balance sheet.

Note 3: Revenues from Contracts with Customers

Contract Liabilities

Our contract liabilities, which are classified as a component of current and long-term deferred revenues, decreased $34 million during the nine months ended September 30, 2018, from $1,087 million as of December 31, 2017 to $1,053 million as of September 30, 2018. The change included a $167 million decrease, which had no effect on revenues, resulting from changes in estimated transaction prices for our performance obligations related to points issued under Hilton Honors. This decrease was partially offset by a $135 million net increase from cash received in advance, for which revenue recognition was deferred, and revenue recognized during the period, mostly related to Hilton Honors. We recognized revenues that were previously deferred as contract liabilities of $33 million and $31 million during the three months ended September 30, 2018 and 2017, respectively, and $149 million and $105 million during the nine months ended September 30, 2018 and 2017, respectively.

Performance Obligations

As of September 30, 2018, we had $478 million of deferred revenues related to unsatisfied performance obligations under Hilton Honors that will be recognized as revenues when the points are redeemed, which is expected to occur over the next two years. Additionally, we had $575 million of deferred revenues related to application, initiation and other fees, which are expected to be recognized as revenues in future periods over the terms of the related contracts.

We did not estimate revenues expected to be recognized related to our unsatisfied performance obligations for our: (i) royalty fees, since they are considered sales-based royalty fees recognized as hotel room sales occur in exchange for licenses of our brand names over the terms of the franchise contracts; and (ii) base management fees and incentive management fees, since they are allocated entirely to the wholly unsatisfied promise to transfer management services, which form part of a single performance obligation in a series, over the term of the individual management contract.

As part of the adoption of ASU 2014-09, we elected not to disclose the amount of the transaction price allocated to our remaining performance obligations as of December 31, 2017 or provide an explanation of when we expect to recognize that amount as revenue.

Note 4: Consolidated Variable Interest Entities

As of September 30, 2018 and December 31, 2017, we consolidated three variable interest entities ("VIEs"): two entities that lease hotel properties and one management company. We are the primary beneficiaries of these consolidated VIEs as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities. Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised the following:

	September 30,	December 31,
	2018	2017
	(in millions)
Cash and cash equivalents	$66	$73
Accounts receivable, net	11	16
Property and equipment, net	67	57
Deferred income tax assets	56	56
Other non-current assets	58	57
Accounts payable, accrued expenses and other	41	43
Long-term debt(1)	202	212
Other long-term liabilities	13	13
____________

(1)	Includes capital lease obligations of $186 million and $191 million as of September 30, 2018 and December 31, 2017, respectively.

During the nine months ended September 30, 2018 and 2017, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 5: Amortizing Intangible Assets

Amortizing intangible assets were as follows:

	September 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,233	$(1,835)	$398
Contract acquisition costs	497	(93)	404
Development commissions	105	(15)	90
	$2,835	$(1,943)	$892

Other intangible assets:
Leases(1)	$293	$(160)	$133
Capitalized software costs	642	(469)	173
Hilton Honors(1)	339	(232)	107
Other(1)	38	(34)	4
	$1,312	$(895)	$417

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,242	$(1,716)	$526
Contract acquisition costs	416	(74)	342
Development commissions	97	(12)	85
	$2,755	$(1,802)	$953

Other intangible assets:
Leases(1)	$301	$(153)	$148
Capitalized software costs	585	(428)	157
Hilton Honors(1)	341	(217)	124
Other(1)	38	(34)	4
	$1,265	$(832)	$433
____________

(1)	Includes intangible assets that were initially recorded at their fair value at the time of the Merger.

Amortization of our amortizing intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Recognized in depreciation and amortization expense(1)	$67	$68	$202	$207
Recognized as a reduction of franchise fees and base and other management fees	6	4	20	12
____________

(1)
Includes amortization expense of $50 million and $51 million for the three months ended September 30, 2018 and 2017, respectively, and $153 million and $152 million for the nine months ended September 30, 2018 and 2017, respectively, associated with assets recorded at their fair value at the time of the Merger.

We estimate future amortization of our amortizing intangible assets as of September 30, 2018 to be as follows:

	Recognized in Depreciation and Amortization Expense	Recognized as a Reduction of Franchise Fees and Base and Other Management Fees
Year	(in millions)
2018 (remaining)	$69	$8
2019	276	25
2020	227	23
2021	89	23
2022	60	20
Thereafter	184	305
	$905	$404

Note 6: Debt

Long-term debt balances, including obligations for capital leases, and associated interest rates as of September 30, 2018, were as follows:

	September 30,	December 31,
	2018	2017
	(in millions)
Senior notes with a rate of 4.250%, due 2024	$1,000	$1,000
Senior notes with a rate of 4.625%, due 2025	900	900
Senior notes with a rate of 5.125%, due 2026	1,500	—
Senior notes with a rate of 4.875%, due 2027	600	600
Senior secured term loan facility with a rate of 3.97%, due 2023	3,419	3,929
Capital lease obligations with an average rate of 6.32%, due 2021 to 2030	224	233
Other debt with a rate of 3.08% due 2026	17	21
	7,660	6,683
Less: unamortized deferred financing costs and discount	(86)	(81)
Less: current maturities of long-term debt(1)	(15)	(46)
	$7,559	$6,556
____________

(1)	Balance as of December 31, 2017 is net of unamortized deferred financing costs and discount attributable to current maturities of long-term debt.

Senior Notes

In April 2018, we issued $1.5 billion aggregate principal amount of 5.125% Senior Notes due 2026 (the "2026 Senior Notes"), and incurred $21 million of debt issuance costs. Interest on the 2026 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning November 2018. We used a portion of the net proceeds from the issuance of the 2026 Senior Notes, together with borrowings under our senior secured revolving credit facility (the "Revolving Credit Facility") and available cash, to repurchase 16.5 million shares of our common stock from a former stockholder for $1,171 million and repay $500 million outstanding under our senior secured term loan facility (the "Term Loans"). See "Senior Secured Credit Facility" below for additional information.

In March 2017, we used the proceeds from issuances of the 4.625% Senior Notes due 2025 (the "2025 Senior Notes") and the 4.875% Senior Notes due 2027 (the "2027 Senior Notes") to redeem in full $1.5 billion of Senior Notes due 2021 (the "2021 Senior Notes"). In connection with the repayment, we paid a redemption premium of $42 million and accelerated the recognition of $18 million of unamortized deferred financing costs, which were included in loss on debt extinguishment in our condensed consolidated statement of operations for the nine months ended September 30, 2017.

The 4.250% Senior Notes due 2024 (the "2024 Senior Notes"), the 2025 Senior Notes, the 2026 Senior Notes and the 2027 Senior Notes are guaranteed on a senior unsecured basis by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries. See Note 15: "Condensed Consolidating Guarantor Financial Information" for additional details.

Senior Secured Credit Facility

Our senior secured credit facility consists of a $1.0 billion Revolving Credit Facility and the Term Loans. The obligations of our senior secured credit facility are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries. During the nine months ended September 30, 2018, we borrowed $150 million under the Revolving Credit Facility and all amounts borrowed were repaid in the same period.

In connection with the $500 million repayment of the Term Loans in April 2018, we accelerated the recognition of $5 million of unamortized deferred financing costs and discount, which were included in other non-operating income, net in our condensed consolidated statement of operations for the nine months ended September 30, 2018. Additionally, the interest rate on the remaining balance of the Term Loans was reduced by 25 basis points to LIBOR plus 175 basis points.

As of September 30, 2018, we had $64 million of letters of credit outstanding under our Revolving Credit Facility and a borrowing capacity of $936 million.

Debt Maturities

The contractual maturities of our long-term debt as of September 30, 2018 were as follows:

Year	(in millions)
2018 (remaining)	$4
2019	16
2020	17
2021	18
2022	18
Thereafter	7,587
$7,660

Note 7: Derivative Instruments and Hedging Activities

Cash Flow Hedges

In May 2017, we began hedging foreign exchange-based cash flow variability in certain of our foreign currency denominated management and franchise fees using forward contracts (the "Fee Forward Contracts"). We elected to designate these Fee Forward Contracts as cash flow hedges for accounting purposes. As of September 30, 2018, the Fee Forward Contracts had an aggregate notional amount of $73 million and maturities of 24 months or less.

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

Non-designated Hedges

As of September 30, 2018, we held short-term forward contracts with an aggregate notional amount of $383 million to offset exposure to fluctuations in certain of our foreign currency denominated cash balances. We elected not to designate these forward contracts as hedging instruments. Depending on the fair value of each contract, we classify it as an asset or liability.

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

		September 30,	December 31,
	Balance Sheet Classification	2018	2017
		(in millions)
Cash Flow Hedges:
Interest rate swaps	Other non-current assets	$48	$11
Forward contracts	Other current assets	1	—
Forward contracts	Accounts payable, accrued expenses and other	—	1

Non-designated Hedges:
Forward contracts	Other current assets	1	4
Forward contracts	Accounts payable, accrued expenses and other	2	1

Earnings Effect of Derivative Instruments

The gains and losses recognized in our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income before any effect for income taxes were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Classification of Gain (Loss) Recognized	2018	2017	2018	2017
		(in millions)
Cash Flow Hedges(1):
Interest rate swaps	Other comprehensive income (loss)	$8	$(2)	$53	$(26)
Interest rate swaps(2)	Interest expense	—	(5)	(2)	(13)
Forward contracts(3)	Other comprehensive income (loss)	(1)	(1)	2	(1)

Non-designated Hedges:
Interest rate swaps	Other non-operating income, net	N/A	—	N/A	2
Interest rate swaps(4)	Interest expense	(1)	(3)	(6)	(8)
Forward contracts	Gain (loss) on foreign currency transactions	(2)	3	(8)	10
____________

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three and nine months ended September 30, 2018 and 2017.

(2)	The amount for the three months ended September 30, 2018 was less than $1 million.

(3)	The earnings effects of the Fee Forward Contracts on fee revenues for the three and nine months ended September 30, 2018 and 2017 were less than $1 million.

(4)
These amounts are related to the interest rate swaps that were dedesignated in 2016 and settled in 2017 and the interest rate swap that was dedesignated and settled in May 2018. The amounts were reclassified to interest expense from accumulated other comprehensive loss as the underlying transactions occurred.

Note 8: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below, see Note 7: "Derivative Instruments and Hedging Activities" for the fair value information of our derivative instruments:

	September 30, 2018
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$237	$—	$237	$—
Restricted cash equivalents	15	—	15	—
Liabilities:
Long-term debt(1)	7,333	3,940	—	3,436

	December 31, 2017
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$284	$—	$284	$—
Restricted cash equivalents	12	—	12	—
Liabilities:
Long-term debt(1)	6,348	2,575	—	3,954
____________

(1)	The carrying values include unamortized deferred financing costs and discount. The carrying values and fair values exclude capital lease obligations and other debt.

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of September 30, 2018 and December 31, 2017. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

Cash equivalents and restricted cash equivalents primarily consisted of short-term interest-bearing money market funds and commercial paper with maturities of less than 90 days, and time deposits. The estimated fair values were based on available market pricing information of similar financial instruments.

The estimated fair values of our Level 1 long-term debt were based on prices in active debt markets. The estimated fair values of our Level 3 long-term debt were based on indicative quotes received for similar issuances.

Note 9: Income Taxes

Restructuring

During September of 2018, one of our controlled foreign corporations ("CFC") distributed the stock of a subsidiary that owned multiple other subsidiaries (the "September Distribution"). The distributed subsidiaries will now be includible in our U.S. federal and state income tax filings. As a result of the September Distribution, we incurred deferred income tax expense of $29 million, including: (i) U.S. deferred tax liabilities related to the distributed subsidiaries of $32 million; and (ii) remeasuring our existing deferred tax assets and liabilities and other tax liabilities at the effective tax rates at which they will reverse in future periods, resulting in a reduction of liabilities of $3 million.

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the TCJ Act, which permanently reduces the federal corporate income tax rate from a graduated 35 percent to a flat 21 percent rate and imposes a one-time transition tax on earnings of foreign subsidiaries that were previously deferred, was signed into law. As of September 30, 2018, we had not completed our accounting for the tax effects of enactment of the TCJ Act; however, as described below, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We recognized a provisional benefit at December 31, 2017 of $665 million, of which $517 million was the result of the remeasurement of U.S. deferred tax assets and other tax liabilities. The provisional benefit of $517 million recorded at December 31, 2017 on our existing deferred tax balances excludes the income tax impact of the adoption of ASU 2014-09. As of September 30, 2018, we made adjustments to the provisional amounts recorded at December 31, 2017, as described below.

Provisional Amounts

•
Deferred tax assets and liabilities and other tax liabilities. We remeasured deferred tax assets and liabilities and other tax liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. The provisional amounts recorded at December 31, 2017 related to the remeasurement of our deferred tax assets and liabilities, uncertain tax position reserves, and other tax liabilities were income tax benefits of $517 million, $33 million and $84 million, respectively. However, this remeasurement was based on estimates as of the enactment date of the TCJ Act and our existing analysis of the numerous complex tax law changes in the TCJ Act. Upon refinement of our calculations, we adjusted our provisional amount by recording additional tax benefits of $2 million and $10 million, during the three and nine months ended September 30, 2018, respectively, which are included as components of income tax expense. We will continue to analyze the tax law changes in the TCJ Act, including the impact on our 2017 tax return filing positions throughout the 2018 fiscal year, and update our provisional amounts related to the remeasurement of these balances.

•
Foreign taxation changes. A one-time transition tax is applied to foreign earnings previously not subjected to U.S. tax. The one-time transition tax is based on our total post-1986 earnings and profits ("E&P") that were previously deferred from U.S. income taxes, but is assessed at a lower tax rate than the federal corporate tax rate of 35 percent. We recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries based on estimates, as of the enactment date of the TCJ Act, for our controlled foreign subsidiaries and estimates of the total post-1986 E&P for noncontrolled foreign subsidiaries. We previously recorded a federal deferred tax liability for our deferred earnings at the statutory 35 percent rate. The application of the transition tax results in the deferred earnings previously recorded at 35 percent being subjected to a lower rate, resulting in a provisional income tax benefit at December 31, 2017 of $15 million. As a result of additional guidance issued by the U.S. Treasury Department, we refined our calculations and recorded additional tax expense of $1 million and tax benefit of $2 million during the three and nine months ended September 30, 2018, respectively. Additionally, we had not recorded certain deferred tax assets, related primarily to E&P deficits, for some foreign subsidiaries based upon an expectation that no tax benefit from such assets would be realized within the foreseeable future. The recognition of tax benefits from the deferred tax assets previously not recorded resulted in a provisional income tax benefit at December 31, 2017 of $16 million. We will continue to update our provisional amounts related to the transition tax as the U.S. Treasury Department provides further guidance.

With the changes made to the U.S. taxation of foreign entities, including the change to a territorial system of taxation, the introduction of a dividend participation exemption and the changes to the current taxation of global intangible low-taxed income ("GILTI"), we determined our current method of calculating CFC outside basis should be revised to incorporate the TCJ Act changes. As of September 30, 2018, we were able to determine a reasonable estimate of the TCJ Act’s effects on our recognition of deferred tax assets and liabilities for outside basis differences in our investments in foreign subsidiaries. As permitted, we recorded provisional deferred tax liabilities of $31 million for the three and nine months ended September 30, 2018 within income tax expense in our condensed consolidated statements of operations.

We will further analyze the impact of the TCJ Act on foreign earnings and on our tax positions throughout fiscal year 2018 as the U.S. Treasury Department provides further guidance to allow us to complete the required accounting for our outside basis differences in our investments in foreign subsidiaries.

GILTI and Foreign Derived Intangible Income ("FDII")

The TCJ Act subjects a U.S. stockholder to current tax on GILTI earned by certain foreign subsidiaries. In addition, the TCJ Act provides for FDII to be taxed at a lower effective rate than the statutory rate by allowing a tax deduction against the income. Interpretive guidance on the accounting for GILTI states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. As of September 30, 2018, we have elected to recognize the current tax on GILTI as a period expense in the period the tax is incurred. We have included the current tax impact of both GILTI and the FDII deduction in our estimated annual effective tax rate as of September 30, 2018.

Income Tax Provision

At the end of each quarter, we estimate the effective income tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, state, local and foreign income taxes. The September Distribution increased our effective tax rate above the statutory tax rate by 10 percent percent and 4 percent for the three and nine months ended September 30, 2018, respectively. Additionally, updates to our provisional amounts related to the TCJ Act increased our effective tax rate above the statutory rate by 10 percent and 2 percent for the three and nine months ended September 30, 2018, respectively.

Our total unrecognized tax benefits as of September 30, 2018 and December 31, 2017 were $311 million and $283 million, respectively. We have also accrued a cumulative total of approximately $39 million and $33 million for the payment of interest and penalties as of September 30, 2018 and December 31, 2017, respectively. Included in the balances of unrecognized tax benefits as of September 30, 2018 and December 31, 2017 were $307 million and $285 million, respectively, associated with positions that, if favorably resolved, would provide a benefit to our effective income tax rate. During the three and nine months ended September 30, 2018, we increased our reserve for tax uncertainties by $26 million and $28 million, respectively, for positions that we determined were not more likely than not to receive a full benefit upon audit.

In April 2014, we received 30-day Letters from the Internal Revenue Service ("IRS") and the Revenue Agents Report ("RAR") for the 2006 and October 2007 tax years. We disagreed with several of the proposed adjustments in the RAR, filed a formal appeals protest with the IRS and did not make any tax payments related to this audit. The issues being protested in appeals relate to assertions by the IRS that: (i) certain foreign currency denominated intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries; (ii) in calculating the amount of U.S. taxable income resulting from our Hilton Honors guest loyalty program, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed; and (iii) certain foreign currency denominated loans issued by one of our Luxembourg subsidiaries whose functional currency is the U.S. dollar ("USD"), should instead be treated as issued by one of our Belgian subsidiaries whose functional currency is the euro, and thus foreign currency gains and losses with respect to such loans should have been measured in euros, instead of USD. In January 2016, we received a 30-day Letter from the IRS and the RAR for the December 2007 through 2010 tax years, which included proposed adjustments that reflect the carryover effect of the three protested issues from 2006 through October 2007. These proposed adjustments are also being protested in appeals and formal appeals protests have been submitted. In April 2016, we requested a Technical Advice Memorandum ("TAM") from the IRS with respect to the treatment of the foreign currency gains and losses on loans issued by our Luxembourg subsidiary. We received a taxpayer favorable TAM in October 2018 and this issue is no longer being pursued by IRS Appeals for any of the open tax years. In September 2018, we received a 30-day Letter from the IRS and the RAR for the 2011 through 2013 tax years, which reflects proposed adjustments for the carryover effect of the two remaining protested issues from 2006 through October 2007. The adjustments for tax years 2011 through 2013 will also be protested in appeals and formal protests will be submitted during the fourth quarter of 2018. After receipt of the TAM relating to the Luxembourg subsidiary, in total, the two remaining proposed adjustments sought by the IRS would result in additional U.S. federal tax owed of approximately $817 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to Hilton Honors would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. However, based on continuing appeals process discussions with the IRS, we believe that it is more likely than not that we will not recognize the full benefit related to certain of the issues being appealed. Accordingly, we have recorded $50 million of unrecognized tax benefits related to these issues.

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign tax jurisdictions. We are under regular and recurring audit by the IRS and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in federal, state, local and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. We are no longer subject to U.S. federal income tax examination for years through 2004. As of September 30, 2018, we remain subject to federal examinations from 2005 through 2017, state examinations from 2005 through 2017 and foreign examinations of our income tax returns for the years 1996 through 2017.

Note 10: Share-Based Compensation

We grant time-vesting restricted stock units and restricted stock (collectively, "RSUs"), nonqualified stock options ("options") and performance-vesting restricted stock units and restricted stock (collectively, "performance shares") to our employees and deferred share units ("DSUs") to members of our board of directors. We recognized share-based compensation expense of $35 million and $32 million during the three months ended September 30, 2018 and 2017, respectively, and $103 million and $91 million during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, unrecognized compensation costs for unvested awards was approximately $151 million, which are expected to be recognized over a weighted-average period of 1.8 years on a straight-line basis. As of September 30, 2018, there were 16.1 million shares of common stock available for future issuance under our 2017 Omnibus Incentive Plan, plus any shares subject to awards outstanding under our 2013 Omnibus Incentive Plan, which will become available for issuance under our 2017 Omnibus Incentive Plan if such outstanding awards expire or are terminated or are canceled or forfeited.

RSUs

During the nine months ended September 30, 2018, we granted 0.9 million RSUs with a weighted average grant date fair value per share of $79.31, which generally vest in equal annual installments over two or three years from the date of grant.

Options

During the nine months ended September 30, 2018, we granted 0.6 million options with a weighted average exercise price per share of $79.36, which vest over three years from the date of grant in equal annual installments and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The weighted average grant date fair value per share of the options granted during the nine months ended September 30, 2018 was $23.72, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility(1)	27.91%
Dividend yield(2)	0.74%
Risk-free rate(3)	2.73%
Expected term (in years)(4)	6.0
____________

(1)	Estimated using historical movement of Hilton's stock price.

(2)	Estimated based on the quarterly dividend and the three-month average stock price at the date of grant.

(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.

(4)	Estimated using the average of the vesting periods and the contractual term of the options.

As of September 30, 2018, 1.2 million options were exercisable.

Performance Shares

During the nine months ended September 30, 2018, we granted 0.3 million performance shares with a weighted average grant date fair value per share of $79.36. The performance shares are settled at the end of the three-year performance period with 50 percent of the awards subject to achievement based on the compound annual growth rate ("CAGR") of the Company's adjusted earnings before interest expense, a provision for income taxes and depreciation and amortization ("Adjusted EBITDA"), referred to as EBITDA CAGR, and the other 50 percent of the awards subject to achievement based on the Company’s free cash flow ("FCF") per share CAGR, referred to as FCF CAGR.

We determined that the performance conditions for performance shares issued in 2018 and 2017 are probable of achievement and, as of September 30, 2018, we recognized compensation expense based on the following anticipated achievement percentages for these performance shares:

	EBITDA CAGR	FCF CAGR
2017 performance shares	200%	200%
2018 performance shares	150%	150%

Note 11: Stockholders' Equity and Accumulated Other Comprehensive Loss

The changes in the components of stockholders' equity were as follows:

	Equity Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit(1)	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2017	317	$3	$(891)	$10,298	$(6,981)	$(741)	$3	$1,691
Share-based compensation	1	—	—	54	—	—	—	54
Repurchases of common stock	(21)	—	(1,561)	—	—	—	—	(1,561)
Net income	—	—	—	—	540	—	4	544
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)
Dividends	—	—	—	—	(139)	—	—	(139)
Acquisition of noncontrolling interest	—	—	—	(3)	—	—	—	(3)
Distributions	—	—	—	—	—	—	(1)	(1)
Balance as of September 30, 2018	297	$3	$(2,452)	$10,349	$(6,580)	$(746)	$6	$580

	Equity Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit(1)	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests(2)
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2016	329	$3	$—	$10,220	$(3,545)	$(1,001)	$(50)	$5,627
Share-based compensation	2	—	—	52	—	—	—	52
Repurchases of common stock	(10)	—	(625)	—	—	—	—	(625)
Net income	—	—	—	—	355	—	4	359
Other comprehensive income (loss)	—	—	—	—	—	118	(1)	117
Dividends	—	—	—	—	(148)	—	—	(148)
Spin-offs of Park and HGV	—	—	—	—	(4,318)	63	49	(4,206)
Cumulative effect of the adoption of ASU 2016-09	—	—	—	1	(1)	—	—	—
Distributions	—	—	—	—	—	—	(1)	(1)
Balance as of September 30, 2017	321	$3	$(625)	$10,273	$(7,657)	$(820)	$1	$1,175
___________

(1)
Includes adjustments of $385 million and $222 million to the balances as of December 31, 2017 and 2016, respectively, as a result of the adoption of ASU 2014-09 as of January 1, 2016. See Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" for additional information.

(2)	Other comprehensive loss for the nine months ended September 30, 2017 was related to a pension liability adjustment.

During 2017, our board of directors authorized a stock repurchase program for up to $2.0 billion of the Company's common stock (the "program"), and, as of September 30, 2018, approximately $719 million remained available for share repurchases under the program. During the nine months ended September 30, 2018, we repurchased 21.3 million shares of common stock, including 1.25 million shares that were repurchased pursuant to the program from affiliates of Blackstone, as part of their full divestiture of their investment in Hilton, as well as 16.5 million shares that were repurchased from another former stockholder outside of the program, as part of their full divestiture of their investment in Hilton; see Note 6: "Debt" for additional information.

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2017	$(513)	$(229)	$1	$(741)
Other comprehensive income (loss) before reclassifications	(56)	(2)	41	(17)
Amounts reclassified from accumulated other comprehensive loss	—	6	6	12
Net current period other comprehensive income (loss)	(56)	4	47	(5)
Balance as of September 30, 2018	$(569)	$(225)	$48	$(746)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2016	$(738)	$(251)	$(12)	$(1,001)
Other comprehensive income (loss) before reclassifications	116	(1)	(17)	98
Amounts reclassified from accumulated other comprehensive loss	1	6	13	20
Net current period other comprehensive income (loss)	117	5	(4)	118
Spin-offs of Park and HGV	63	—	—	63
Balance as of September 30, 2017	$(558)	$(246)	$(16)	$(820)
____________

(1)	Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature.

(2)
Amounts reclassified include the amortization of prior service cost and the amortization of net loss that were included in our computation of net periodic pension cost. They were recognized in other non-operating income, net in our condensed consolidated statements of operations and are presented net of a tax benefit of $2 million for both the nine months ended September 30, 2018 and 2017.

(3)
Amounts reclassified relate to the designated interest rate swaps, as well as the interest rate swaps that were dedesignated and settled in 2017 and 2018. The amounts were recognized in interest expense in our condensed consolidated statements of operations and are presented net of a tax benefit of $2 million and $8 million for the nine months ended September 30, 2018 and 2017, respectively. See Note 7: "Derivative Instruments and Hedging Activities" for additional information.

Note 12: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$162	$158	$540	$355
Denominator:
Weighted average shares outstanding	297	322	305	326
Basic EPS	$0.55	$0.49	$1.77	$1.09

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$162	$158	$540	$355
Denominator:
Weighted average shares outstanding	300	325	307	328
Diluted EPS	$0.54	$0.49	$1.76	$1.08

Approximately 1 million share-based compensation awards were excluded from the weighted average shares outstanding used in the computation of diluted EPS for the three and nine months ended September 30, 2018 and 2017 because their effect would have been anti-dilutive under the treasury stock method.

Note 13: Business Segments

We are a hospitality company with operations organized in two distinct operating segments: (i) management and franchise; and (ii) ownership. These segments are managed and reported separately because of their distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us. As of September 30, 2018, this segment included 670 managed hotels and 4,768 franchised hotels consisting of 864,071 total rooms. This segment also earns license fees from HGV and co-brand credit card arrangements, as well as fees for managing properties in our ownership segment.

As of September 30, 2018, the ownership segment included 71 properties totaling 21,720 rooms, comprising 62 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, two hotels leased by consolidated VIEs and six hotels owned or leased by unconsolidated affiliates.

The performance of our operating segments is evaluated primarily on operating income, without allocating corporate and other revenues and expenses or general and administrative expenses.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Franchise fees	$409	$359	$1,147	$998
Base and other management fees(1)	95	99	286	284
Incentive management fees	57	53	171	159
Management and franchise	561	511	1,604	1,441
Ownership	373	383	1,099	1,052
Segment revenues	934	894	2,703	2,493
Amortization of contract acquisition costs	(6)	(4)	(20)	(12)
Other revenues	27	21	72	78
Direct reimbursements from managed and franchised properties	710	626	2,139	1,925
Indirect reimbursements from managed and franchised properties	599	566	1,754	1,608
Intersegment fees elimination(1)	(11)	(12)	(30)	(29)
Total revenues	$2,253	$2,091	$6,618	$6,063
____________

(1)	Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

The following table presents operating income for our reportable segments, reconciled to consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Management and franchise(1)	$561	$511	$1,604	$1,441
Ownership(1)	31	31	66	88
Segment operating income	592	542	1,670	1,529
Amortization of contract acquisition costs	(6)	(4)	(20)	(12)
Other revenues, less other expenses	17	14	36	37
Net other expenses from managed and franchised properties	(28)	(31)	(46)	(99)
Depreciation and amortization	(81)	(83)	(242)	(252)
General and administrative	(109)	(106)	(328)	(330)
Operating income	385	332	1,070	873
Interest expense	(99)	(85)	(277)	(260)
Gain (loss) on foreign currency transactions	(6)	2	(7)	3
Loss on debt extinguishment	—	—	—	(60)
Other non-operating income, net	13	7	26	16
Income before income taxes	$293	$256	$812	$572
____________

(1)	Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	September 30,	December 31,
	2018	2017
	(in millions)
Management and franchise	$11,347	$11,505
Ownership	939	964
Corporate and other	1,857	1,759
	$14,143	$14,228

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	Nine Months Ended
	September 30,
	2018	2017
	(in millions)
Ownership	$34	$20
Corporate and other	17	16
	$51	$36

Note 14: Commitments and Contingencies

We provide performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified operating performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. We may enter into new contracts containing performance guarantees in the future, which could increase our possible cash outlays. As of September 30, 2018, we had four performance guarantees, with expirations ranging from 2019 to 2030, and possible cash outlays totaling approximately $44 million. Our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee. We do not have any letters of credit pledged as collateral against these guarantees. As of September 30, 2018 and December 31, 2017, we recorded $10 million and $12 million, respectively, in accounts payable, accrued expenses and other and $2 million and $9 million, respectively, in other liabilities in our condensed consolidated balance sheets for one and two outstanding performance guarantees, respectively, that are related to VIEs for which we are not the primary beneficiary.

We receive fees from managed and franchised properties to operate our marketing, sales and brand programs on behalf of hotel and resort owners. As of September 30, 2018 and December 31, 2017, we had collected an aggregate of $401 million and $402 million in excess of amounts expended, respectively, across all programs.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2018 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by HWP, the Parent and certain of the Parent's 100 percent owned domestic restricted subsidiaries that are themselves not issuers of the applicable series of Senior Notes (together, the "Guarantors''). The indentures that govern the Senior Notes provide that any subsidiary of the Company that provides a guarantee of our senior secured credit facility will guarantee the Senior Notes. As of September 30, 2018, none of our foreign subsidiaries or U.S. subsidiaries owned by foreign subsidiaries or conducting foreign operations or our non-wholly owned subsidiaries guarantee the Senior Notes (collectively, the "Non-Guarantors").

The condensed consolidating financial information presents the financial information for all periods based on the composition of the Guarantors and Non-Guarantors as of September 30, 2018.

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

The following tables present the condensed consolidating financial information as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017, for the Parent, HWF Issuers, HOC, Guarantors and Non-Guarantors.

	September 30, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$3	$58	$560	$—	$621
Restricted cash and cash equivalents	—	—	34	13	32	—	79
Accounts receivable, net	—	—	9	757	285	—	1,051
Intercompany receivables	—	—	—	—	39	(39)	—
Prepaid expenses	—	—	37	45	94	(10)	166
Income taxes receivable	—	—	—	78	—	(39)	39
Other	—	1	1	20	59	(2)	79
Total current assets	—	1	84	971	1,069	(90)	2,035
Intangibles and Other Assets:
Investments in subsidiaries	573	5,434	8,180	573	—	(14,760)	—
Goodwill	—	—	—	3,824	1,346	—	5,170
Brands	—	—	—	4,405	471	—	4,876
Management and franchise contracts, net	—	—	—	583	309	—	892
Other intangible assets, net	—	—	—	283	134	—	417
Property and equipment, net	—	—	21	67	273	—	361
Deferred income tax assets	5	—	87	—	111	(92)	111
Other	—	56	32	23	170	—	281
Total intangibles and other assets	578	5,490	8,320	9,758	2,814	(14,852)	12,108
TOTAL ASSETS	$578	$5,491	$8,404	$10,729	$3,883	$(14,942)	$14,143
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$4	$38	$200	$593	$523	$—	$1,358
Current portion of deferred revenues	—	—	46	248	17	(12)	299
Intercompany payables	—	—	39	—	—	(39)	—
Current maturities of long-term debt	—	—	—	—	15	—	15
Income taxes payable	—	—	—	—	57	(39)	18
Current portion of liability for guest loyalty program	—	—	—	723	—	—	723
Total current liabilities	4	38	285	1,564	612	(90)	2,413
Long-term debt	—	4,867	2,466	—	226	—	7,559
Deferred revenues	—	—	1	750	63	—	814
Deferred income tax liabilities	—	13	—	981	78	(92)	980
Liability for guest loyalty program	—	—	—	906	—	—	906
Other	—	—	218	89	584	—	891
Total liabilities	4	4,918	2,970	4,290	1,563	(182)	13,563
Equity:
Total Hilton stockholders' equity	574	573	5,434	6,439	2,314	(14,760)	574
Noncontrolling interests	—	—	—	—	6	—	6
Total equity	574	573	5,434	6,439	2,320	(14,760)	580
TOTAL LIABILITIES AND EQUITY	$578	$5,491	$8,404	$10,729	$3,883	$(14,942)	$14,143

	December 31, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$2	$18	$550	$—	$570
Restricted cash and cash equivalents	—	—	61	10	29	—	100
Accounts receivable, net	—	—	18	712	275	—	1,005
Intercompany receivables	—	—	—	—	40	(40)	—
Prepaid expenses	—	—	25	24	84	(6)	127
Income taxes receivable	—	—	—	60	—	(24)	36
Other	—	—	1	13	155	—	169
Total current assets	—	—	107	837	1,133	(70)	2,007
Intangibles and Other Assets:
Investments in subsidiaries	1,697	7,067	8,326	1,697	—	(18,787)	—
Goodwill	—	—	—	3,824	1,366	—	5,190
Brands	—	—	—	4,405	485	—	4,890
Management and franchise contracts, net	—	—	2	645	306	—	953
Other intangible assets, net	—	—	1	283	149	—	433
Property and equipment, net	—	—	20	67	266	—	353
Deferred income tax assets	6	—	104	—	127	(126)	111
Other	—	20	32	67	172	—	291
Total intangibles and other assets	1,703	7,087	8,485	10,988	2,871	(18,913)	12,221
TOTAL ASSETS	$1,703	$7,087	$8,592	$11,825	$4,004	$(18,983)	$14,228
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$15	$20	$184	$576	$624	$(3)	$1,416
Current portion of deferred revenues	—	—	90	266	13	(3)	366
Intercompany payables	—	—	40	—	—	(40)	—
Current maturities of long-term debt	—	32	—	—	14	—	46
Income taxes payable	—	—	—	—	36	(24)	12
Current portion of liability for guest loyalty program	—	—	—	622	—	—	622
Total current liabilities	15	52	314	1,464	687	(70)	2,462
Long-term debt	—	5,333	983	—	240	—	6,556
Deferred revenues	—	—	—	770	59	—	829
Deferred income tax liabilities	—	5	—	1,052	—	(126)	931
Liability for guest loyalty program	—	—	—	839	—	—	839
Other	—	—	228	64	628	—	920
Total liabilities	15	5,390	1,525	4,189	1,614	(196)	12,537
Equity:
Total Hilton stockholders' equity	1,688	1,697	7,067	7,636	2,387	(18,787)	1,688
Noncontrolling interests	—	—	—	—	3	—	3
Total equity	1,688	1,697	7,067	7,636	2,390	(18,787)	1,691
TOTAL LIABILITIES AND EQUITY	$1,703	$7,087	$8,592	$11,825	$4,004	$(18,983)	$14,228

	Three Months Ended September 30, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$57	$316	$39	$(5)	$407
Base and other management fees	—	—	—	49	31	—	80
Incentive management fees	—	—	—	15	42	—	57
Owned and leased hotels	—	—	—	—	373	—	373
Other revenues	—	—	1	19	3	4	27
	—	—	58	399	488	(1)	944
Other revenues from managed and franchised properties	—	—	70	1,076	163	—	1,309
Total revenues	—	—	128	1,475	651	(1)	2,253

Expenses
Owned and leased hotels	—	—	—	—	331	—	331
Depreciation and amortization	—	—	2	58	21	—	81
General and administrative	—	—	81	—	30	(2)	109
Other expenses	—	—	1	2	6	1	10
	—	—	84	60	388	(1)	531
Other expenses from managed and franchised properties	—	—	70	1,106	161	—	1,337
Total expenses	—	—	154	1,166	549	(1)	1,868

Operating income (loss)	—	—	(26)	309	102	—	385

Interest expense	—	(54)	(34)	—	(8)	(3)	(99)
Gain (loss) on foreign currency transactions	—	—	—	1	(7)	—	(6)
Other non-operating income, net	—	—	1	4	5	3	13

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(54)	(59)	314	92	—	293

Income tax benefit (expense)	—	13	8	(70)	(80)	—	(129)

Income (loss) before equity in earnings from subsidiaries	—	(41)	(51)	244	12	—	164

Equity in earnings from subsidiaries	162	203	254	162	—	(781)	—

Net income	162	162	203	406	12	(781)	164
Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income attributable to Hilton stockholders	$162	$162	$203	$406	$10	$(781)	$162

Comprehensive income	$158	$168	$204	$405	$2	$(777)	$160
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Comprehensive income attributable to Hilton stockholders	$158	$168	$204	$405	$—	$(777)	$158

	Three Months Ended September 30, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$35	$292	$35	$(4)	$358
Base and other management fees	—	—	1	46	37	—	84
Incentive management fees	—	—	—	16	37	—	53
Owned and leased hotels	—	—	—	—	383	—	383
Other revenues	—	—	—	19	3	(1)	21
	—	—	36	373	495	(5)	899
Other revenues from managed and franchised properties	—	—	35	1,005	152	—	1,192
Total revenues	—	—	71	1,378	647	(5)	2,091

Expenses
Owned and leased hotels	—	—	—	—	340	—	340
Depreciation and amortization	—	—	1	60	22	—	83
General and administrative	—	—	80	—	27	(1)	106
Other expenses	—	—	—	6	5	(4)	7
	—	—	81	66	394	(5)	536
Other expenses from managed and franchised properties	—	—	27	1,040	156	—	1,223
Total expenses	—	—	108	1,106	550	(5)	1,759

Operating income (loss)	—	—	(37)	272	97	—	332

Interest expense	—	(60)	(15)	—	(11)	1	(85)
Gain (loss) on foreign currency transactions	—	—	(1)	48	(45)	—	2
Other non-operating income (loss), net	—	(1)	1	2	6	(1)	7

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(61)	(52)	322	47	—	256

Income tax benefit (expense)	—	24	18	(122)	(16)	—	(96)

Income (loss) before equity in earnings from subsidiaries	—	(37)	(34)	200	31	—	160

Equity in earnings from subsidiaries	158	195	229	158	—	(740)	—

Net income	158	158	195	358	31	(740)	160
Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income attributable to Hilton stockholders	$158	$158	$195	$358	$29	$(740)	$158

Comprehensive income	$206	$161	$194	$358	$76	$(788)	$207
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)
Comprehensive income attributable to Hilton stockholders	$206	$161	$194	$358	$75	$(788)	$206

	Nine Months Ended September 30, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$151	$900	$104	$(13)	$1,142
Base and other management fees	—	—	1	155	85	—	241
Incentive management fees	—	—	—	58	113	—	171
Owned and leased hotels	—	—	—	—	1,099	—	1,099
Other revenues	—	—	4	60	8	—	72
	—	—	156	1,173	1,409	(13)	2,725
Other revenues from managed and franchised properties	—	—	176	3,256	461	—	3,893
Total revenues	—	—	332	4,429	1,870	(13)	6,618

Expenses
Owned and leased hotels	—	—	—	—	1,003	—	1,003
Depreciation and amortization	—	—	5	176	61	—	242
General and administrative	—	—	237	—	97	(6)	328
Other expenses	—	—	5	17	21	(7)	36
	—	—	247	193	1,182	(13)	1,609
Other expenses from managed and franchised properties	—	—	178	3,304	457	—	3,939
Total expenses	—	—	425	3,497	1,639	(13)	5,548

Operating income (loss)	—	—	(93)	932	231	—	1,070

Interest expense	—	(172)	(78)	—	(27)	—	(277)
Gain (loss) on foreign currency transactions	—	—	3	(80)	70	—	(7)
Other non-operating income (loss), net	—	(7)	5	16	12	—	26

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(179)	(163)	868	286	—	812

Income tax benefit (expense)	—	44	35	(204)	(143)	—	(268)

Income (loss) before equity in earnings from subsidiaries	—	(135)	(128)	664	143	—	544

Equity in earnings from subsidiaries	540	675	803	540	—	(2,558)	—

Net income	540	540	675	1,204	143	(2,558)	544
Net income attributable to noncontrolling interests	—	—	—	—	(4)	—	(4)
Net income attributable to Hilton stockholders	$540	$540	$675	$1,204	$139	$(2,558)	$540

Comprehensive income	$535	$585	$677	$1,203	$92	$(2,553)	$539
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(4)	—	(4)
Comprehensive income attributable to Hilton stockholders	$535	$585	$677	$1,203	$88	$(2,553)	$535

	Nine Months Ended September 30, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise fees	$—	$—	$103	$818	$87	$(13)	$995
Base and other management fees	—	—	1	147	98	—	246
Incentive management fees	—	—	—	57	102	—	159
Owned and leased hotels	—	—	—	—	1,052	—	1,052
Other revenues	—	—	22	48	9	(1)	78
	—	—	126	1,070	1,348	(14)	2,530
Other revenues from managed and franchised properties	—	—	120	2,987	426	—	3,533
Total revenues	—	—	246	4,057	1,774	(14)	6,063

Expenses
Owned and leased hotels	—	—	—	—	935	—	935
Depreciation and amortization	—	—	4	181	67	—	252
General and administrative	—	—	251	2	80	(3)	330
Other expenses	—	—	15	20	17	(11)	41
	—	—	270	203	1,099	(14)	1,558
Other expenses from managed and franchised properties	—	—	114	3,072	446	—	3,632
Total expenses	—	—	384	3,275	1,545	(14)	5,190

Operating income (loss)	—	—	(138)	782	229	—	873

Interest expense	—	(183)	(45)	—	(33)	1	(260)
Gain (loss) on foreign currency transactions	—	—	12	122	(131)	—	3
Loss on debt extinguishment	—	(60)	—	—	—	—	(60)
Other non-operating income (loss), net	—	(4)	4	6	11	(1)	16

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(247)	(167)	910	76	—	572

Income tax benefit (expense)	—	97	61	(347)	(24)	—	(213)

Income (loss) before equity in earnings from subsidiaries	—	(150)	(106)	563	52	—	359

Equity in earnings from subsidiaries	355	505	611	355	—	(1,826)	—

Net income	355	355	505	918	52	(1,826)	359
Net income attributable to noncontrolling interests	—	—	—	—	(4)	—	(4)
Net income attributable to Hilton stockholders	$355	$355	$505	$918	$48	$(1,826)	$355

Comprehensive income	$473	$351	$507	$919	$170	$(1,944)	$476
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(3)	—	(3)
Comprehensive income attributable to Hilton stockholders	$473	$351	$507	$919	$167	$(1,944)	$473

	Nine Months Ended September 30, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(143)	$(7)	$808	$256	$—	$914
Investing Activities:
Capital expenditures for property and equipment	—	—	(5)	(4)	(42)	—	(51)
Payments received on other financing receivables	—	—	—	49	—	—	49
Capitalized software costs	—	—	—	(62)	—	—	(62)
Other	—	—	—	(6)	(10)	—	(16)
Net cash used in investing activities	—	—	(5)	(23)	(52)	—	(80)
Financing Activities:
Borrowings	—	175	1,500	—	1	—	1,676
Repayment of debt	—	(685)	—	—	(16)	—	(701)
Debt issuance costs	—	—	(21)	—	—	—	(21)
Intercompany transfers	1,698	653	(1,451)	(739)	(161)	—	—
Dividends paid	(137)	—	—	—	—	—	(137)
Repurchases of common stock	(1,561)	—	—	—	—	—	(1,561)
Distributions to noncontrolling interests	—	—	—	—	(1)	—	(1)
Tax withholdings on share-based compensation	—	—	(42)	—	—	—	(42)
Acquisition of noncontrolling interest	—	—	—	(3)	—	—	(3)
Net cash provided by (used in) financing activities	—	143	(14)	(742)	(177)	—	(790)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	(14)	—	(14)
Net increase (decrease) in cash, restricted cash and cash equivalents	—	—	(26)	43	13	—	30
Cash, restricted cash and cash equivalents, beginning of period	—	—	63	28	579	—	670
Cash, restricted cash and cash equivalents, end of period	$—	$—	$37	$71	$592	$—	$700

	Nine Months Ended September 30, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(89)	$(83)	$603	$164	$—	$595
Investing Activities:
Capital expenditures for property and equipment	—	—	(8)	(7)	(21)	—	(36)
Payments received on other financing receivables	—	—	—	7	—	—	7
Capitalized software costs	—	—	—	(45)	—	—	(45)
Other	—	(13)	—	(9)	4	(3)	(21)
Net cash used in investing activities	—	(13)	(8)	(54)	(17)	(3)	(95)
Financing Activities:
Borrowings	—	1,823	—	—	—	—	1,823
Repayment of debt	—	(1,842)	—	—	(6)	—	(1,848)
Debt issuance costs and redemption premium	—	(69)	—	—	—	—	(69)
Repayment of intercompany borrowings	—	—	(3)	—	—	3	—
Intercompany transfers	772	190	120	(549)	(533)	—	—
Dividends paid	(147)	—	—	—	—	—	(147)
Cash transferred in spin-offs of Park and HGV	—	—	—	—	(501)	—	(501)
Repurchases of common stock	(625)	—	—	—	—	—	(625)
Distributions to noncontrolling interests	—	—	—	—	(1)	—	(1)
Tax withholdings on share-based compensation	—	—	(28)	—	—	—	(28)
Net cash provided by (used in) financing activities	—	102	89	(549)	(1,041)	3	(1,396)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	8	—	8
Net decrease in cash, restricted cash and cash equivalents	—	—	(2)	—	(886)	—	(888)
Cash, restricted cash and cash equivalents from continuing operations, beginning of period	—	—	90	31	1,062	—	1,183
Cash, restricted cash and cash equivalents from discontinued operations, beginning of period	—	—	—	—	501	—	501
Cash, restricted cash and cash equivalents, beginning of period	—	—	90	31	1,563	—	1,684
Cash, restricted cash and cash equivalents, end of period	$—	$—	$88	$31	$677	$—	$796

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

Overview

Our Business

Hilton is one of the largest and fastest growing hospitality companies in the world, with 5,560 properties comprising 894,158 rooms in 109 countries and territories as of September 30, 2018. Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton; our full service hotel brands, Hilton Hotels & Resorts, Curio - A Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton and Embassy Suites by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. As of September 30, 2018, we had approximately 82 million members in our award-winning guest loyalty program, Hilton Honors, a 19 percent increase from September 30, 2017.

In October 2018, we launched our newest brand, Motto by Hilton, an urban-affordable brand that combines the best elements of micro-hotels and urban-lifestyle products. Properties will feature efficiently designed, adaptable rooms, innovative guest solutions and unique food and beverage offerings local to each hotel’s respective neighborhood. The first property is expected to open in 2019.

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

Geographically, management conducts business through three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S. is included in the Americas, it represented 73 percent of our system-wide hotel rooms as of September 30, 2018; therefore, the U.S. is often analyzed separately and apart from the Americas geographic region overall and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific island nations.

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

As of September 30, 2018, we had a total of 2,418 hotels in our development pipeline that we expect to add as open hotels in our system, representing more than 371,000 rooms under construction or approved for development throughout 108 countries and territories, including 38 countries and territories where we do not currently have any open hotels. All of the rooms in the pipeline are within our management and franchise segment. Additionally, 202,000 rooms in the pipeline were located outside the U.S., and 196,000 rooms, or more than half, were under construction. We do not consider any individual development project to be material to us.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported, excluding the hotels distributed in the spin-offs; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. Of the 5,509 hotels in our system as of September 30, 2018, 4,257 hotels have been classified as comparable hotels. Our 1,252 non-comparable hotels included 203 hotels, or approximately four percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were not available.

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

References to RevPAR, ADR and occupancy are presented on a comparable basis and references to RevPAR and ADR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three and nine months ended September 30, 2018 and 2017 use the exchange rates for the three and nine months ended September 30, 2018.

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

During the first quarter of 2018, we modified the definition of Adjusted EBITDA to exclude the amortization of contract acquisition costs and the net effect of reimbursable costs included in other revenues and expenses from managed and franchised properties. We believe that excluding these items is useful for the reasons set forth below and have applied the modified definition of Adjusted EBITDA to all periods presented.

We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) these measures are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions; and (ii) these measures are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry. Additionally, these measures exclude certain items that can vary widely across different industries and among competitors within our industry. For instance, interest expense and the provision for income taxes are dependent on company specifics, including, among other things, capital structure and operating jurisdictions, respectively, and, therefore could vary significantly across companies. Depreciation and amortization, as well as amortization of contract acquisition costs, are dependent upon company policies, including the method of acquiring and depreciating assets and the useful lives that are used. For Adjusted EBITDA, we also exclude items such as: (i) FF&E replacement reserves to be consistent with the treatment of FF&E for owned and leased hotels where it is capitalized and depreciated over the life of the FF&E; (ii) share-based compensation expense, as this could vary widely among companies due to the different plans in place and the usage of them; (iii) the net effect of our cost reimbursement revenues and reimbursed expenses, as we contractually do not operate the related programs to generate a profit over the terms of the respective agreements; and (iv) other items that are not core to our operations and are not reflective of our performance.

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

Results of Operations
The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance		Nine Months Ended	Variance
	September 30, 2018	2018 vs. 2017		September 30, 2018	2018 vs. 2017
U.S.
Occupancy	79.1%	(0.5)%	pts.	77.6%	0.6%	pts.
ADR	$149.52	1.7%		$149.81	1.7%
RevPAR	$118.34	1.0%		$116.30	2.5%

Americas (excluding U.S.)
Occupancy	76.1%	0.8%	pts.	72.4%	1.6%	pts.
ADR	$126.99	3.9%		$129.07	4.0%
RevPAR	$96.58	5.0%		$93.43	6.3%

Europe
Occupancy	82.7%	1.1%	pts.	77.4%	2.3%	pts.
ADR	$151.22	5.5%		$150.03	3.5%
RevPAR	$125.03	6.9%		$116.15	6.7%

MEA
Occupancy	71.7%	1.1%	pts.	71.6%	3.3%	pts.
ADR	$141.90	(0.3)%		$151.37	(2.5)%
RevPAR	$101.75	1.3%		$108.37	2.3%

Asia Pacific
Occupancy	76.5%	1.9%	pts.	73.2%	3.7%	pts.
ADR	$131.77	2.3%		$135.68	2.2%
RevPAR	$100.74	5.0%		$99.38	7.6%

System-wide
Occupancy	78.9%	(0.1)%	pts.	76.9%	1.1%	pts.
ADR	$147.29	2.1%		$148.01	1.9%
RevPAR	$116.29	2.0%		$113.84	3.3%

During the three and nine months ended September 30, 2018, we experienced system-wide RevPAR growth, largely driven by improved ADR. Growth in our international portfolio outpaced growth in the U.S., with particularly strong trends in the Europe and Asia Pacific regions. Continued strength in Europe was driven primarily by increased ADR, most notably in Turkey, as it continues to recover from political and economic turmoil, and also in the United Kingdom, Ireland and France. Growth in Asia Pacific was primarily attributable to increased occupancy in China resulting from new hotels maturing in the system. Additionally, strong ADR in Japan drove RevPAR growth, modestly tempered by natural disasters in the quarter. In the Americas (excluding U.S.), increases in RevPAR were largely attributable to positive performance in the Caribbean and

Canada, driven by increases in occupancy and ADR. RevPAR grew moderately in MEA, primarily due to increases in occupancy in Saudi Arabia and Egypt, and, for the three months ended September 30, 2018, increased ADR in Egypt. In the U.S., RevPAR was affected by unfavorable calendar shifts, including the Fourth of July and Jewish religious holidays, as well as natural disasters, driving increased occupancy for the three and nine months ended September 30, 2017 and softening results during the three and nine months ended September 30, 2018.

The table below provides a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Net income	$164	$160	$544	$359
Interest expense	99	85	277	260
Income tax expense	129	96	268	213
Depreciation and amortization	81	83	242	252
EBITDA	473	424	1,331	1,084
Loss (gain) on foreign currency transactions	6	(2)	7	(3)
Loss on debt extinguishment	—	—	—	60
FF&E replacement reserves	12	16	39	37
Share-based compensation expense	35	32	103	91
Amortization of contract acquisition costs	6	4	20	12
Net other expenses from managed and franchised properties	28	31	46	99
Other adjustment items(1)	(3)	6	11	45
Adjusted EBITDA	$557	$511	$1,557	$1,425
____________

(1)	Includes adjustments for severance and other items and, for the three and nine months ended September 30, 2017, also includes transaction costs.

Revenues

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Franchise fees	$407	$358	13.7	$1,142	$995	14.8

Base and other management fees	$80	$84	(4.8)	$241	$246	(2.0)
Incentive management fees	57	53	7.5	171	159	7.5
Total management fees	$137	$137	—	$412	$405	1.7

The addition of new managed and franchised properties to our system and the increases in RevPAR at our comparable managed and franchised hotels yielded increases in management and franchise fees in all periods.

Including new development and ownership type transfers, from January 1, 2017 to September 30, 2018, we added 704 managed and franchised properties on a net basis, providing an additional 125,347 rooms to our managed and franchised segment. As new hotels stabilize in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods.

Franchise fees also increased during the three and nine months ended September 30, 2018 as a result of increases in license and other fees of $26 million and $71 million, respectively, and, for the nine months ended September 30, 2018, an increase in RevPAR at our comparable franchised hotels of 2.6 percent, driven by increases in both ADR and occupancy.

Management fees remained relatively consistent during the three and nine months ended September 30, 2018 due to increases in RevPAR at our comparable managed hotels of 3.9 percent and 4.8 percent, respectively, only partially offsetting the decreases in base and other management fees that were the result of termination fees recognized during the three and nine months ended September 30, 2017.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Owned and leased hotels	$373	$383	(2.6)	$1,099	$1,052	4.5

The changes in owned and leased hotel revenues during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 were primarily the result of foreign currency exchange rates, which decreased revenues by $10 million for the three months ended September 30, 2018 and increased revenues by $34 million during the nine months ended September 30, 2018.

On a currency neutral basis, revenues at our comparable owned and leased hotels increased $7 million and $30 million during the three and nine months ended September 30, 2018, respectively, due to increases in RevPAR of 4.6 percent and 4.9 percent, respectively, driven by increases in both occupancy and ADR. These increases were offset by the decreases in revenues at our non-comparable owned and leased hotels of $7 million and $17 million, respectively, primarily due to hotel renovations and the net effect of properties that were opened or disposed of between January 1, 2017 and September 30, 2018.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Other revenues	$27	$21	28.6	$72	$78	(7.7)

Other revenues increased during the three months ended September 30, 2018 primarily as a result of an increase in revenues from our purchasing operations.

Other revenues decreased during the nine months ended September 30, 2018 primarily as a result of a recovery from the settlement of a claim by Hilton to a third party relating to our defined benefit plans during the nine months ended September 30, 2017, which was partially offset by an increase in revenues from our purchasing operations.

Operating Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Owned and leased hotels	$331	$340	(2.6)	$1,003	$935	7.3

The changes in owned and leased hotel expenses during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 were largely the result of foreign currency exchange rates, which decreased expenses by $10 million during the three months ended September 30, 2018 and increased expenses by $31 million during the nine months ended September 30, 2018.
On a currency neutral basis, expenses at comparable owned and leased hotels increased $6 million and $39 million for the three and nine months ended September 30, 2018, respectively, primarily due to increased contingent rent expense resulting from improved performance and higher variable operating costs related to increased occupancy. Additionally, during the nine months ended September 30, 2018, owned and leased hotel expenses increased $4 million compared to the prior year due to the refund of rent related to a lease termination that was recognized in 2017. These increases were offset by decreases in owned and leased hotel expenses at our non-comparable hotels primarily as a result of properties opened or disposed of between January 1, 2017 and September 30, 2018, which, on a net basis, decreased expenses by $7 million and $6 million during the three and nine months ended September 30, 2018, respectively.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Depreciation and amortization	$81	$83	(2.4)	$242	$252	(4.0)
General and administrative	109	106	2.8	328	330	(0.6)
Other expenses	10	7	42.9	36	41	(12.2)

The decrease in depreciation and amortization expense during the nine months ended September 30, 2018 was due to a $5 million decrease in depreciation expense, primarily related to our leased hotels as a result of a lease termination and assets being fully depreciated in 2017, and a $5 million decrease in amortization expense primarily due to certain capitalized software costs being fully amortized between September 30, 2017 and September 30, 2018.

The changes in general and administrative expenses during the three and nine months ended September 30, 2018 were the result of decreases in costs associated with the spin-offs of $2 million and $17 million, respectively, and severance costs related to the 2015 sale of the Waldorf Astoria New York of $2 million and $8 million, respectively. These decreases were offset by increases in payroll and compensation costs, including share-based compensation.

Other expenses decreased during the nine months ended September 30, 2018 primarily as a result of costs for the settlement of the claim relating to our defined benefit plans that were recognized during the nine months ended September 30, 2017, which was partially offset by an increase in expenses from our purchasing operations.

Non-operating Income and Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Interest expense	$(99)	$(85)	16.5	$(277)	$(260)	6.5
Gain (loss) on foreign currency transactions	(6)	2	NM(1)	(7)	3	NM(1)
Loss on debt extinguishment	—	—	NM(1)	—	(60)	NM(1)
Other non-operating income, net	13	7	85.7	26	16	62.5
Income tax expense	(129)	(96)	34.4	(268)	(213)	25.8
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The increases in interest expense during the three and nine months ended September 30, 2018 were primarily attributable to the issuance of the 2026 Senior Notes in April 2018 and, for the nine months ended September 30, 2018, also from the issuance of the 2025 and 2027 Senior Notes in March 2017. These increases were partially offset by the decrease in interest expense due to the partial repayment of the Term Loans in April 2018 and, for the nine months ended September 30, 2018, from the repayment of the 2021 Senior Notes in March 2017. See Note 6: "Debt" in our unaudited condensed consolidated financial statements for additional information.

The gains and losses on foreign currency transactions primarily related to changes in foreign currency exchange rates on our short-term cross-currency intercompany loans for all periods. For the nine months ended September 30, 2018, the changes were predominantly for loans denominated in the euro and the British pound ("GBP") and, for the three months ended September 30, 2018, also for loans denominated in the Australian dollar ("AUD"). For the three and nine months ended September 30, 2017, the changes were predominantly for loans denominated in the euro, GBP and AUD.

The loss on debt extinguishment related to the repayment of the 2021 Senior Notes and included a redemption premium of $42 million and the accelerated recognition of $18 million of unamortized debt issuance costs during the nine months ended September 30, 2017.

Other non-operating income, net increased for the three and nine months ended September 30, 2018 due to a $6 million gain on the August 2018 early repayment of a loan we issued that financed the construction of a hotel that we manage. The increase during the nine months ended September 30, 2018 was also due to a $6 million gain on the refinancing of that same loan in March 2018 and a reduction in fees incurred for the amendments of our Term Loans in 2018 and 2017, which was partially offset by the accelerated recognition of $5 million of debt issuance costs and discount resulting from the April 2018 repayment on the Term Loans.

The increases in income tax expense during the three and nine months ended September 30, 2018 were primarily attributable to the effect of the September Distribution and adjustments to our provisional amounts related to the TCJ Act, partially offset by the decrease in the annual effective tax rate as a result of the TCJ Act. See Note 9: "Income Taxes" in our unaudited condensed consolidated financial statements for additional information.

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

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Revenues:
Management and franchise(1)	$561	$511	9.8	$1,604	$1,441	11.3
Ownership	373	383	(2.6)	1,099	1,052	4.5
Segment revenues	934	894	4.5	2,703	2,493	8.4
Amortization of contract acquisition costs	(6)	(4)	50.0	(20)	(12)	66.7
Other revenues	27	21	28.6	72	78	(7.7)
Other revenues from managed and franchised properties	1,309	1,192	9.8	3,893	3,533	10.2
Intersegment fees elimination(1)	(11)	(12)	(8.3)	(30)	(29)	3.4
Total revenues	$2,253	$2,091	7.7	$6,618	$6,063	9.2

Operating Income(1):
Management and franchise	$561	$511	9.8	$1,604	$1,441	11.3
Ownership	31	31	—	66	88	(25.0)
Segment operating income	$592	$542	9.2	$1,670	$1,529	9.2
____________

(1)
Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our unaudited condensed consolidated statements of operations.

Management and franchise segment revenues and operating income increased $50 million and $163 million during the three and nine months ended September 30, 2018, respectively, as a result of the net addition of managed and franchised properties to our system, increases in RevPAR at our comparable managed and franchised hotels of 1.8 percent and 3.2 percent, respectively, and increases in licensing and other fees. Refer to "—Revenues" for further discussion of the increases in revenues from our managed and franchised properties.

Ownership segment revenues decreased $10 million during the three months ended September 30, 2018 and increased $47 million during the nine months ended September 30, 2018 primarily as a result of foreign exchange rates. Ownership segment revenues for both periods also included increases in revenues from comparable owned and leased hotels due to increases in RevPAR, as well as net decreases in revenues from non-comparable owned and leased hotels. Ownership operating income decreased $22 million during the nine months ended September 30, 2018 as a result of the increase in owned and leased hotel expenses, only partially offset by increases in segment revenues. Refer to "—Revenues" and "—Operating Expenses" for further discussion of the changes in revenues and operating expenses at our owned and leased hotels.

Liquidity and Capital Resources

Overview

As of September 30, 2018, we had total cash and cash equivalents of $700 million, including $79 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance related to cash collateral on our self-insurance programs.

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

During the nine months ended September 30, 2018, we repurchased 21.3 million shares of our common stock for $1,561 million, which we funded with borrowings and available cash. See Note 6: "Debt" and Note 11: "Stockholders' Equity and Accumulated Other Comprehensive Loss" in our unaudited condensed consolidated financial statements for additional information.

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Nine Months Ended September 30,		Percent Change
	2018	2017	2018 vs. 2017
	(in millions)
Net cash provided by operating activities	$914	$595	53.6
Net cash used in investing activities	(80)	(95)	(15.8)
Net cash used in financing activities	(790)	(1,396)	(43.4)

Operating Activities

Cash flows from operating activities were primarily generated from management and franchise fee revenue and operating income from our owned and leased hotels.

The $319 million increase in net cash provided by operating activities was primarily a result of improved operating results in our management and franchise business, as well as decreases in net cash paid for income taxes and cash paid for interest of $147 million and $17 million, respectively. The increase was partially offset by an increase in contract acquisition costs.

Investing Activities

For the nine months ended September 30, 2018 and 2017, net cash used in investing activities consisted primarily of capital expenditures for property and equipment and capitalized software costs. Our capital expenditures for property and equipment primarily consisted of expenditures related to the renovation of hotels in our ownership segment and our corporate facilities. Our capitalized software costs related to various systems initiatives, both for the benefit of our hotel owners and our overall corporate operations. Additionally, during the nine months ended September 30, 2018, these expenditures were offset by the repayment of a loan we issued that financed the construction of a hotel that we manage.

Financing Activities

The $606 million decrease in net cash used in financing activities was primarily attributable to the transfer of cash in connection with the spin-offs during the nine months ended September 30, 2017 and the issuance of the $1.5 billion 2026 Senior Notes during the nine months ended September 30, 2018. These decreases were partially offset by the $500 million repayment of the Term Loans, as well as $1.7 billion of capital returned to our stockholders, which includes dividends and share repurchases, during the nine months ended September 30, 2018 compared to $772 million of capital returned during the nine months ended September 30, 2017.

Debt and Borrowing Capacity

As of September 30, 2018, our total indebtedness, excluding unamortized deferred financing costs and discount, was approximately $7.7 billion. For additional information on our total indebtedness, debt issuances and repayments, availability under our Revolving Credit Facility and guarantees on our debt, refer to Note 6: "Debt" and Note 15: "Condensed Consolidating Guarantor Financial Information" in our unaudited condensed consolidated financial statements.

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

As of September 30, 2018, we had a $1,629 million liability for guest loyalty program, including $723 million reflected as a current liability, and deferred revenues of $478 million, including $193 million reflected as a current liability. Changes in the estimates used in developing our breakage rate or other expected future program operations could result in material changes to our liability for guest loyalty program and deferred revenues.

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

Item 1A.     Risk Factors

As of September 30, 2018, there have been no material changes from the risk factors previously disclosed in response to "Part I —Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended September 30, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
July 1, 2018 to July 31, 2018	524,051	$80.16	524,051	$799
August 1, 2018 to August 31, 2018	536,599	77.35	536,599	757
September 1, 2018 to September 30, 2018	481,086	78.96	481,086	719
Total	1,541,736	78.81	1,541,736
____________

(1)	This price includes per share commissions paid.

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

3.3	Amended and Restated By-Laws of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on November 17, 2017).
10.1	Hilton Worldwide Holdings Inc. 2019 Executive Severance Plan.*
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: October 24, 2018