Form 10-K
period 2018-12-31
Hilton Worldwide Holdings Inc.
filed 2019-02-13
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Large accelerated filer ☒                          Accelerated filer ☐
Non -accelerated filer ☐                        Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $23,156 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange). The number of shares of common stock outstanding on February 6, 2019 was 292,847,337.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant's definitive proxy statement relating to its 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-K TABLE OF CONTENTS
YEAR ENDED DECEMBER 31, 2018

PART I
Forward -Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks inherent to the hospitality industry, macroeconomic factors beyond our control, competition for hotel guests and management and franchise contracts, risks related to doing business with third-party hotel owners, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the United States ("U.S.") and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under "Part I—Item 1A. Risk Factors." These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Terms Used and Basis of Presentation in this Annual Report on Form 10-K

Except where the context requires otherwise, references in this Annual Report on Form 10-K to "Hilton," "the Company," "we," "us" and "our" refer to Hilton Worldwide Holdings Inc., together with all of its consolidated subsidiaries. Except where the context requires otherwise, references to our "properties" and "rooms" refer to the hotels, resorts and timeshare properties managed, franchised, owned or leased by us, while references to "hotels" excludes timeshare properties.

On January 3, 2017, we completed the spin-offs of a portfolio of hotels and resorts, as well as our timeshare business, into two independent, publicly traded companies: Park Hotels & Resorts Inc. ("Park") and Hilton Grand Vacations Inc. ("HGV"), respectively, (the "spin-offs"). Hilton did not retain any interest in Park or HGV, but did enter into long-term management and franchise contracts with Park for the portfolio of hotels and resorts held by it at the time of the spin-offs and a license agreement with HGV for the timeshare business. See "Part I—Item 1A. Risk Factors" included elsewhere in this Annual Report on Form 10-K for additional information. This Annual Report on Form 10-K presents our business and results of operations as of and for the periods indicated, giving effect to the spin-offs, with the combined historical financial results of Park and HGV reflected as discontinued operations.

Reference to "Average Daily Rate" or "ADR" represents hotel room revenue divided by the total number of room nights sold for a given period, and reference to "Revenue per Available Room" or "RevPAR" represents hotel room revenue divided by the total number of room nights available to guests for a given period. Reference to "Adjusted EBITDA" means earnings before interest expense, a provision for income taxes and depreciation and amortization, or "EBITDA," further adjusted to exclude certain items. Refer to "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business and Financial Metrics Used by Management" for additional information on these financial metrics.

Social Media

We use our website at newsroom.hilton.com, our Facebook page at facebook.com/hiltonnewsroom and our corporate Twitter account at twitter.com/hiltonnewsroom as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, our filings with the U.S. Securities and Exchange Commission ("SEC") and our webcasts. The contents of our website and social media channels are not, however, part of this report.

Item 1.    Business

Overview

Hilton is one of the largest and fastest growing hospitality companies in the world, with 5,685 properties comprising 912,960 rooms in 113 countries and territories as of December 31, 2018. For nearly 100 years, Hilton has been an innovator in its industry, driven by the vision of our founder Conrad Hilton, "to fill the earth with the light and warmth of hospitality." Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, LXR Hotels &

Resorts, Conrad Hotels & Resorts and Canopy by Hilton; our full service hotel brands, Hilton Hotels & Resorts, Curio Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton and Embassy Suites by Hilton; our focused service hotel brands, Motto by Hilton, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. In 2018, we launched two new brands: Motto by Hilton and LXR Hotels & Resorts. See "—Our Brand Portfolio," for additional information. As of December 31, 2018, we had over 85 million members in our award-winning guest loyalty program, Hilton Honors.

We operate our business through a management and franchise segment and an ownership segment, each of which is managed separately because of its distinct economic characteristics. The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us. The management and franchise segment generates its revenue from: (i) management and franchise fees charged to third-party hotel owners; (ii) license fees for the exclusive right to use certain Hilton marks and intellectual property ("IP"); and (iii) fees for managing our owned and leased hotels. As of December 31, 2018, this segment included 689 managed hotels and 4,874 franchised hotels consisting of 882,873 total rooms. As of December 31, 2018, the ownership segment included 71 properties totaling 21,720 rooms, comprising 62 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, two hotels leased by consolidated variable interest entities ("VIEs") and six hotels owned or leased by unconsolidated affiliates. For more information regarding our segments, see "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results" and Note 19: "Business Segments" in "Part II—Item 8. Financial Statements and Supplementary Data."

In addition to our current hotel portfolio, we are focused on the growth of our business by expanding our share in the global hospitality industry through our development pipeline. During the year ended December 31, 2018, we opened over 450 hotels consisting of more than 66,000 rooms, contributing to nearly 57,000 net rooms growth in our system during the year. Additionally, during the year ended December 31, 2018, nearly 110,000 new rooms were approved for development and added to our development pipeline. As of December 31, 2018, we had more than 2,400 hotels in our development pipeline that we expect to add as open hotels in our system, representing over 364,000 rooms under construction or approved for development throughout 103 countries and territories, including 35 countries and territories where we do not currently have any open hotels. All of the rooms in the development pipeline are within our management and franchise segment. Additionally, 195,000 rooms in the development pipeline were located outside the U.S., and 184,000 rooms in the development pipeline, or more than half, were under construction. We do not consider any individual development project to be material to us.

Overall, we believe that our experience in the hospitality industry, which spans nearly a century of customer service and entrepreneurship, and continues to evolve for the tastes, preferences and demands of our hotel guests; our strong, well-defined brands that operate throughout the hospitality industry chain scales; and our commercial service offerings will continue to drive customer loyalty, including participation in our Hilton Honors guest loyalty program. We believe that satisfied customers will continue to provide strong overall hotel performance for us and our hotel owners and encourage further development of additional hotels under our brands with both existing and new hotel owners, which further supports our growth and future financial performance. We believe that our existing portfolio and development pipeline, which will require minimal capital investment from us, positions us to further improve our business and serve our customers in the future.

Our Brand Portfolio

The goal of each of our brands is to deliver exceptional customer experiences and superior operating performance.

		December 31, 2018
Brand(1)	Chain Scale	Countries/ Territories	Properties	Rooms	Percentage of Total Rooms	Selected Competitors(2)
	Luxury	14	31	10,502	1.2%	Four Seasons, Mandarin Oriental, Peninsula, Ritz Carlton, Rosewood Hotels & Resorts, St. Regis
	Luxury	1	1	234	—%	Leading Hotels of the World, Legend Preferred Hotels & Resorts, Small Luxury Hotels of The World, The Luxury Collection
	Luxury	22	33	10,625	1.2%	Fairmont, Intercontinental, JW Marriott, Park Hyatt, Sofitel
	Upper Upscale	4	8	1,244	0.1%	Hyatt Centric, Joie De Vivre, Kimpton, Le Méridien
	Upper Upscale	94	586	215,623	23.6%	Hyatt Regency, Marriott, Renaissance, Sheraton, Sofitel, Westin
	Upper Upscale	22	68	13,569	1.5%	Autograph Collection, The Unbound Collection
	Upscale	45	559	130,714	14.3%	Crowne Plaza, Delta, Holiday Inn, Radisson, Sheraton, Wyndham
	Upscale	1	18	2,559	0.3%	Tribute Portfolio
	Upper Upscale	6	253	58,858	6.4%	Hyatt Regency, Marriott, Sheraton, Westin
	Upper Midscale	—	—	—	—%	CitizenM, Freehand, Moxy, Yotel
	Upscale	40	815	118,675	13.0%	Aloft, Courtyard, Four Points, Holiday Inn, Hyatt Place
	Upper Midscale	25	2,433	250,310	27.4%	Comfort Suites, Courtyard, Fairfield Inn, Holiday Inn Express, Springhill Suites
	Midscale	1	53	5,019	0.6%	Best Western, Comfort Inn & Suites, La Quinta, Quality Inn, Sleep Inn
	Upscale	3	482	54,836	6.0%	Element, Hyatt House, Residence Inn, Staybridge Suites
	Upper Midscale	2	290	30,125	3.3%	Candlewood Suites, Comfort Suites, TownePlace Suites
	Timeshare	4	51	8,367	0.9%	Hyatt Residence, Marriott Vacation Club, Vistana Signature Experiences, Wyndham Vacations Resorts
____________

(1)
The table above excludes four unbranded properties with 1,700 rooms, representing approximately 0.2 percent of total rooms. HGV has the exclusive right to use our Hilton Grand Vacations brand, subject to the terms of a license agreement with us.

(2)	The table excludes lesser-known regional competitors.

Waldorf Astoria Hotels & Resorts: What began as an iconic hotel in New York City is today a portfolio of luxury hotels and resorts. In landmark destinations around the world, Waldorf Astoria Hotels & Resorts reflect their locations, each providing the inspirational environments and personalized attention that are the source of unforgettable moments. Properties typically include elegant spa and wellness facilities; high-end restaurants; golf courses at our resort properties; 24-hour room service; fitness and business centers; meeting, wedding and banquet facilities; and special event and concierge services.

LXR Hotels & Resorts: Found in some of the world's most alluring locations, LXR Hotels & Resorts immerse guests in truly profound travel experiences. LXR connects legendary luxury properties into a network of hotels offering singular service and remarkable experiences. In 2018, the first LXR hotel opened in Dubai.

Conrad Hotels & Resorts: Conrad is a global luxury brand offering guests personalized experiences with sophisticated, locally inspired surroundings and an intuitive service model based on customization and control, as demonstrated by the Conrad Concierge mobile application that enables guest control of on-property amenities and services. Properties typically include convenient and relaxing spa and wellness facilities; enticing restaurants; comprehensive room service; fitness and business centers; multi-purpose meeting facilities; and special event and concierge services.

Canopy by Hilton: Canopy by Hilton is an energizing lifestyle hotel in the neighborhood. Our guests are explorers who seek uncomplicated comfort, thoughtful details, an energizing atmosphere and a uniquely local experience. Each property is designed as a natural extension of its neighborhood, with local design, food and drink and culture delivering an authentic neighborhood experience with a boutique hotel feel.

Hilton Hotels & Resorts: Hilton is our global flagship brand and one of the most globally recognized hotel brands, with hotels and resorts in 94 countries and territories across six continents. The brand primarily serves business and leisure upper upscale travelers and meeting groups. Hilton hotels are full service hotels that typically include meeting, wedding and banquet facilities and special event services; restaurants and lounges; food and beverage services; swimming pools; gift shops; retail facilities; and other services. Additionally, Hilton Hotels & Resorts was voted the favorite hotel chain in the 2018 Globe Travel Awards.

Curio Collection by Hilton: Curio Collection by Hilton is created for travelers who seek local discovery and one-of-a-kind experiences. The collection is made up of hand-picked hotels that retain their unique identity or story, featuring elevated food and beverage experiences, and are able to leverage the many benefits of the Hilton global platform, including our common reservation and customer care service and Hilton Honors guest loyalty program.

DoubleTree by Hilton: DoubleTree by Hilton is an upscale, full service hotel designed to provide a comfortable and relaxed environment for today’s business and leisure travelers. DoubleTree's hotels and resorts are united by the brand’s CARE ("Creating a Rewarding Experience") service culture that all starts with its signature welcome and iconic warm chocolate chip cookie. DoubleTree’s diverse portfolio allows for flexibility with a variety of hotel and location types including historic icons, small contemporary hotels, resorts, suburban locations and both small and large urban markets.

Tapestry Collection by Hilton: Tapestry Collection by Hilton, which launched in 2017, is a portfolio of upscale, unique hotels that caters to guests seeking original and authentic experiences. Every Tapestry Collection property has its own unique style, while giving travelers the peace of mind and reassurance associated with the Hilton name, in addition to the benefits of the award-winning Hilton Honors guest loyalty program.

Embassy Suites by Hilton: Embassy Suites by Hilton is the upscale all-suites hotel brand that delivers inclusive value. All guests are welcomed with spacious two-room suites with separate areas to work and play, plus free made-to-order breakfast daily and complimentary drinks and snacks every night.

Motto by Hilton: Motto by Hilton is a micro-hotel with an urban vibe in prime global locations. It is Hilton’s new affordable urban lifestyle brand that empowers guests by giving them the freedom to create their own experiences in the world’s most sought-after cities. Motto combines comfort and accessibility with travel and lifestyle trends centered around location, value and experience.

Hilton Garden Inn: Hilton Garden Inn is an award-winning brand where guests find an open, inviting atmosphere with warm, glowing service and simple, thoughtful touches that allow them to relax and recharge. As a recognized leader in food and beverage services, Hilton Garden Inn caters to guests' dining needs by serving cooked-to-order breakfast and offering handcrafted cocktails, shareable small plates and full meals at its on-site restaurants and bars. Flexible meeting space, free Wi-Fi, wireless printing and fitness centers are offered to help guests stay polished and productive.

Hampton by Hilton: Hampton by Hilton is our moderately priced brand with limited food and beverage facilities. The Hampton by Hilton brand also includes Hampton Inn & Suites hotels, which offer both traditional hotel rooms and suite accommodations within one property. At our Hamptons around the world, guests receive free hot breakfast and free high-speed internet access, all for a great price and all supported by the 100% Hampton Guarantee.

Tru by Hilton: Tru by Hilton is a brand designed to be a game changer in the midscale segment. Tru was built from a belief that being cost conscious and having a great stay do not have to be mutually exclusive. By focusing on the brand's three key tenets of simplified, spirited and grounded in value, every detail of the property is crafted for operational efficiency and to drive increased guest satisfaction – from the activated, open lobby to the efficiently designed bedrooms.

Homewood Suites by Hilton: Homewood Suites by Hilton is the upscale extended-stay hotel brand that delivers the comforts of home with the added conveniences of a hotel. Every room is a spacious suite featuring a fully equipped kitchen – suitable for stays of any length. A free, full hot breakfast is served daily, along with complimentary drinks and bites Monday through Thursday.

Home2 Suites by Hilton: Home2 Suites by Hilton provides a modern and savvy option to budget conscious extended-stay travelers. Offering innovative suites with contemporary design and cutting-edge technology, we strive to ensure that our guests are comfortable and productive, whether they are staying a few days or a few months. Each of the brand's hotels offers complimentary continental breakfast, integrated laundry and exercise facility, recycling and sustainability initiatives and a pet-friendly policy.

Hilton Grand Vacations: Hilton Grand Vacations is our timeshare brand. Ownership of a deeded real estate interest with club membership points provides members with a lifetime of vacation advantages and the comfort and convenience of residential-style resort accommodations in select, renowned vacation destinations. Each of the Hilton Grand Vacations properties provides a distinctive setting, while signature elements remain consistent, such as high-quality guest service, spacious units and extensive on-property amenities.

Our Guest Loyalty Program

Hilton Honors is our award-winning guest loyalty program that supports our portfolio of brands at our managed, franchised, owned and leased hotels and resorts. The program generates significant repeat business by rewarding guests with points for each stay at any of our nearly 5,700 properties worldwide, which are then redeemable for free nights and other goods and services. Members can also use points earned to transact with nearly 75 partners, including airlines, rail and car rental companies, credit card providers, Amazon.com and others. The program provides targeted marketing, promotions and customized guest experiences to over 85 million members, a 20 percent increase from December 31, 2017. Affiliation with our loyalty programs encourages members to allocate more of their travel spending to our hotels. The percentage of travel spending we capture from loyalty members increases as they move up the tiers of our program. The program is funded by contributions from eligible revenues generated by Hilton Honors members and collected by us from hotels and resorts in our system. These funds are applied to reimburse hotels and partners for Hilton Honors points redemptions by loyalty members and to pay for administrative expenses and marketing initiatives that support the program.

Our Business

As of December 31, 2018, our system included the following properties and rooms, by type, brand and region:

	Owned / Leased(1)		Managed		Franchised		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
Waldorf Astoria Hotels & Resorts
U.S.	1	215	14	5,956	—	—	15	6,171
Americas (excluding U.S.)	—	—	1	142	1	984	2	1,126
Europe	2	463	4	898	—	—	6	1,361
Middle East and Africa	—	—	4	949	—	—	4	949
Asia Pacific	—	—	4	895	—	—	4	895
LXR Hotels & Resorts
Middle East and Africa	—	—	—	—	1	234	1	234
Conrad Hotels & Resorts
U.S.	—	—	4	1,289	1	319	5	1,608
Americas (excluding U.S.)	—	—	2	402	—	—	2	402
Europe	—	—	4	1,155	—	—	4	1,155
Middle East and Africa	1	614	2	993	—	—	3	1,607
Asia Pacific	1	164	17	5,035	1	654	19	5,853
Canopy by Hilton
U.S.	—	—	—	—	5	831	5	831
Europe	—	—	—	—	2	263	2	263
Asia Pacific	—	—	1	150	—	—	1	150
Hilton Hotels & Resorts
U.S.	—	—	67	48,780	177	54,082	244	102,862
Americas (excluding U.S.)	1	405	26	9,320	21	7,066	48	16,791
Europe	53	14,424	49	15,440	36	10,182	138	40,046
Middle East and Africa	5	1,998	42	12,607	3	1,609	50	16,214
Asia Pacific	7	3,437	92	33,447	7	2,826	106	39,710
Curio Collection by Hilton
U.S.	—	—	4	1,981	34	7,253	38	9,234
Americas (excluding U.S.)	—	—	—	—	10	1,669	10	1,669
Europe	—	—	3	270	10	1,072	13	1,342
Middle East and Africa	—	—	2	255	1	356	3	611
Asia Pacific	—	—	3	663	1	50	4	713
DoubleTree by Hilton
U.S.	—	—	35	11,791	316	73,948	351	85,739
Americas (excluding U.S.)	—	—	3	494	24	5,231	27	5,725
Europe	—	—	12	3,347	93	15,966	105	19,313
Middle East and Africa	—	—	10	2,350	6	718	16	3,068
Asia Pacific	—	—	57	15,797	3	1,072	60	16,869
Tapestry Collection by Hilton
U.S.	—	—	—	—	18	2,559	18	2,559
Embassy Suites by Hilton
U.S.	—	—	42	11,110	202	45,548	244	56,658
Americas (excluding U.S.)	—	—	3	667	6	1,533	9	2,200
Hilton Garden Inn
U.S.	—	—	5	537	655	90,603	660	91,140
Americas (excluding U.S.)	—	—	12	1,663	39	6,177	51	7,840
Europe	—	—	21	3,826	43	7,182	64	11,008
Middle East and Africa	—	—	10	2,251	1	175	11	2,426
Asia Pacific	—	—	29	6,261	—	—	29	6,261
Hampton by Hilton
U.S.	—	—	46	5,641	2,140	209,300	2,186	214,941
Americas (excluding U.S.)	—	—	13	1,677	92	10,923	105	12,600
Europe	—	—	18	2,956	63	9,873	81	12,829
Middle East and Africa	—	—	1	420	—	—	1	420
Asia Pacific	—	—	—	—	60	9,520	60	9,520
Tru by Hilton
U.S.	—	—	—	—	53	5,019	53	5,019
Homewood Suites by Hilton
U.S.	—	—	19	2,016	439	50,103	458	52,119
Americas (excluding U.S.)	—	—	3	358	21	2,359	24	2,717
Home2 Suites by Hilton
U.S.	—	—	2	198	283	29,384	285	29,582
Americas (excluding U.S.)	—	—	—	—	5	543	5	543
Other	—	—	3	1,450	1	250	4	1,700
Hotels	71	21,720	689	215,437	4,874	667,436	5,634	904,593
Hilton Grand Vacations	—	—	—	—	51	8,367	51	8,367
Total	71	21,720	689	215,437	4,925	675,803	5,685	912,960
____________

(1)	Includes properties owned or leased by entities in which we own a noncontrolling financial interest.

Management and Franchise

We manage hotels and license our brands through our management and franchise segment. This segment generates its revenue primarily from fees charged to hotel owners, as well as from fees associated with license agreements. We grow our management and franchise business by attracting owners to become a part of our system and participate in our commercial services to support their properties. These contracts require little or no capital investment to initiate on our part and provide significant return on investment for us as fees are earned.

Hotel Management

Our core management services consist of operating hotels under management contracts for the benefit of third parties who either own or lease the hotels and the associated personal property. Terms of our management contracts vary, but our fees generally consist of a base management fee, which is typically based on a percentage of the hotel’s monthly gross revenue, and, when applicable, an incentive management fee, which is typically based on a percentage of the hotel's operating profits. In general, the owner pays all operating and other expenses and reimburses our out-of-pocket expenses. In turn, our managerial discretion typically is subject to approval by the owner in certain major areas, including the approval of annual operating and capital expenditure budgets. Additionally, the owners generally pay a monthly program fee based on the underlying hotel's sales or usage, which covers the costs of: (i) advertising and marketing programs; (ii) internet, technology and reservation systems; and (iii) quality assurance program expenses. Owners are also responsible for various other fees and charges, including payments for participation in our Hilton Honors guest loyalty program, training, consultation and procurement of certain goods and services. As of December 31, 2018, we managed 689 hotels with 215,437 rooms, excluding hotels included in our ownership segment.

The initial terms of our management contracts are typically 20 to 30 years. In certain cases, we are both the franchisor and manager of the hotel, when we enter into a franchise contract in addition to a management contract, and we classify the hotel as managed in our portfolio. Extension options for our management contracts are negotiated and vary, but typically are more prevalent in full service hotels. Typically, these contracts contain one or two extension options that are for either five or 10 years and can be exercised at our or the hotel owner's option or by mutual agreement.

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

Franchising

We license our brand names, trademarks and service marks and operating systems to hotel owners under franchise contracts. We do not own, manage or operate franchised properties and do not employ the individuals working at these locations. We conduct periodic inspections to ensure that brand standards that we establish are maintained. For newly franchised hotels, including both new construction and conversions of existing hotels from other brands, we approve the location, as well as the plans for the facilities to ensure the hotels meet our brand standards. For existing franchised hotels, we provide franchisees with product improvement plans that must be completed to keep the hotels in compliance with our brand standards, so that they can remain in our hotel system. We also earn license fees from a license agreement with HGV and co-brand credit card arrangements for the use of certain Hilton marks and IP.

Each franchisee pays us an application, initiation or other fee in conjunction with the inception of a franchise contract. Franchisees also pay a royalty fee, generally based on a percentage of the hotel’s monthly gross room revenue and, in some cases, a percentage of gross food and beverage revenues and other revenues, as applicable. Additionally, the franchisees generally pay a monthly program fee based on the underlying hotel's sales or usage, which covers the costs of: (i) advertising and marketing programs; (ii) internet, technology and reservation systems; and (iii) quality assurance program expenses. Franchisees also are responsible for various other fees and charges, including payments for participation in our Hilton Honors guest loyalty program, training, consultation and procurement of certain goods and services. As of December 31, 2018, we franchised 4,925 properties with 675,803 rooms.

Our franchise contracts typically have initial terms of approximately 20 years for new hotels and approximately 10 to 20 years for converted hotels. At the expiration of the initial term, we may have a contractual right or obligation to relicense the hotel to the franchisee for an additional term ranging from 10 to 15 years. We have the right to terminate a franchise contract upon specified events of default, including nonpayment of fees or noncompliance with brand standards. If a franchise contract is terminated by us because of a franchisee’s default, the franchisee is contractually required to pay us liquidated damages. We have no legal responsibility for the employees or the liabilities associated with operating franchised properties.

Ownership

As a hotel owner and lessee, we focus on maximizing the cost efficiency and profitability of the portfolio by, among other things, maximizing hotel revenues, implementing new labor management practices and systems and reducing fixed costs. Through our disciplined approach to hotel and asset management, we develop and execute on strategic plans for each of our hotels to enhance their market position and, at many of our hotels, we invest in renovating guest rooms and public spaces and adding or enhancing meeting and retail space to improve profitability. As of December 31, 2018, our ownership segment consisted of 71 hotels with 21,720 rooms that we owned or leased or that are owned or leased by entities in which we own a noncontrolling financial interest.

Competition

We encounter active and robust competition as a hotel and resort manager, franchisor and owner. Competition in the hospitality industry generally is based on the attractiveness of the facility; location; level of service; quality of accommodations; amenities; food and beverage options and outlets; public and meeting spaces and other guest services; consistency of service; room rate; brand reputation; and the ability to earn and redeem loyalty program points through a global system. Our properties and brands compete with other hotels, resorts, motels and inns in their respective geographic markets or customer segments, including facilities owned by local interests, individuals, national and international chains, institutions, investment and pension funds and real estate investment trusts ("REITs"). We believe that our position as a multi-branded manager, franchisor and owner of hotels with an associated system-wide guest loyalty and commercial platform helps us succeed as one of the largest and most geographically diverse hospitality companies in the world.

Our principal competitors include other branded and independent hotel operating companies, national and international hotel brands and ownership companies, including hotel REITs. While local and independent brand competitors vary, on a global scale, our primary competitors are firms such as Accor S.A., Choice Hotels International, Hongkong and Shanghai Hotels, Hyatt Hotels Corporation, Intercontinental Hotel Group, Marriott International, Radisson Hotel Group and Wyndham Hotels & Resorts.

Seasonality

The hospitality industry is seasonal in nature. The periods during which our hotels and resorts experience higher revenues vary from property to property, depending principally upon their location and the customer-base served. We generally expect our revenues to be lower in the first quarter of each year than in each of the three subsequent quarters.

Cyclicality

The hospitality industry is cyclical, and demand generally follows, on a lagged basis, key macroeconomic indicators. There is a history of increases and decreases in the development and supply of and demand for hotel rooms, occupancy levels and room rates realized by hotel owners through economic cycles. The combination of changes in economic conditions and in the supply of hotel rooms can result in significant volatility in results for owners and managers of hotel properties. The costs of running a hotel tend to be more fixed than variable. As a result of such fixed costs, in a negative economic environment, the rate of decline in earnings can be higher than the rate of decline in revenues.

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

We also manage hotels with casino gaming operations as part of or adjacent to the hotels. However, with the exception of casinos at certain of our properties in Puerto Rico and one property in Egypt, third parties manage and operate the casinos. We hold and maintain the casino gaming license and manage the casinos located in Puerto Rico and Egypt and employ third-party compliance consultants and service providers. As a result, our business operations at these facilities are subject to the licensing and regulatory control of the local regulatory agency responsible for gaming licenses and operations in those jurisdictions.

As an international manager, franchisor, owner and lessee of properties in 113 countries and territories, we also are subject to the local laws and regulations in each country in which we operate, including employment laws and practices; privacy laws; tax laws, which may provide for tax rates that exceed those of the U.S. and which may provide that our foreign earnings are subject to withholding requirements or other restrictions; unexpected changes in regulatory requirements or monetary policy; and other potentially adverse tax consequences.

In addition, our business operations in countries outside the U.S. are subject to a number of laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act ("FCPA"), as well as trade sanctions administered by the Office of Foreign Assets Control ("OFAC"). The FCPA is intended to prohibit bribery of foreign officials and requires us to keep books and records that accurately and fairly reflect our transactions. OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. In addition, some of our operations may be subject to additional laws and regulations of non-U.S. jurisdictions, including the United Kingdom's ("U.K.") Bribery Act 2010, which contains significant prohibitions on bribery and other corrupt business activities, and other local anti-corruption laws in the countries and territories in which we conduct operations. The European Union's General Data Protection Regulation, effective in 2018, has stringent requirements regarding the handling of personal data such as credit card numbers and other personally identifiable information that we collect for a variety of important business purposes, including managing our workforce, providing requested products and services and maintaining guest preferences to enhance customer service and for marketing and promotion purposes.

Environmental Matters

We are subject to certain requirements and potential liabilities under various foreign and U.S. federal, state and local environmental, health and safety laws and regulations and incur costs in complying with such requirements. These laws and regulations govern actions including air emissions; the use, storage and disposal of hazardous and toxic substances; and wastewater disposal. In addition to investigation and remediation liabilities that could arise under such laws, we may also face personal injury, property damage, fines or other claims by third parties concerning environmental compliance or contamination. We use and store hazardous and toxic substances, such as cleaning materials, pool chemicals, heating oil and fuel for back-up generators at some of our facilities, and we generate certain wastes in connection with our operations. Some of our properties include older buildings, and some may have, or may historically have had, laundry and dry-cleaning facilities and underground storage tanks for heating oil and back-up generators. We have from time to time been responsible for investigating and remediating contamination at some of our facilities, such as contamination that has been discovered when we have removed underground storage tanks, and we could be held responsible for any contamination resulting from the disposal of waste that we generate, including at locations where such waste has been sent for disposal. In some cases, we may be entitled to indemnification from the party that caused the contamination pursuant to our management or franchise contracts, but there can be no assurance that we would be able to recover all or any costs we incur in addressing such problems. From time to time, we may also be required to manage, abate, remove or contain mold, lead, asbestos-containing materials, radon gas or other hazardous conditions found in or on our properties. We have implemented an ongoing operations and maintenance plan at each of our owned and managed properties that seeks to identify and remediate these conditions as appropriate. Although we have incurred, and expect that we will continue to incur, costs relating to the investigation, identification and remediation of hazardous materials known or discovered to exist at our properties, those costs have not had, and are not expected to have, a material adverse effect on our consolidated financial position, results of operations or cash flows.

Insurance

U.S. hotels that we manage are permitted to participate in certain of our insurance programs by mutual agreement with our hotel owners. If not participating in our programs, hotel owners must purchase insurance programs consistent with our requirements. U.S. franchised hotels are not permitted to participate in our insurance programs, but rather must purchase insurance programs consistent with our requirements. Foreign managed and franchised hotels are required to participate in certain of our insurance programs. In addition, our management and franchise contracts typically include provisions requiring the owner of any hotel to indemnify us against losses arising from the design, development and operation of such hotel.

Most of our insurance policies are written with self-insured retentions or deductibles that are common in the insurance market for similar risks, and we believe such risks are prudent for us to assume. Our third-party insurance policies provide coverage for claim amounts that exceed our self-insurance retentions or deductible obligations. We maintain insurance coverage for general liability, property, business interruption, terrorism and other risks with respect to our business for all of our owned and leased hotels, and we maintain workers' compensation coverage for all of our employees. In addition, through our captive insurance subsidiary, we participate in a reinsurance arrangement that provides coverage for a certain portion of our deductibles. In general, our insurance provides coverage related to any claims or losses arising out of the design, development and operation of our hotels.

Corporate Responsibility

The success of our business is linked to the success of our communities – from the local owners who partner with us to build our hotels, to the local talent that operate them, to the local businesses we support through the products we source and to the guests we serve. Therefore, we work every day to drive positive social and environmental change across our value chain, which consists of our operations, our supply chain and our communities.

Travel with Purpose, our corporate responsibility strategy, is our commitment to drive responsible travel and tourism globally. Our strategy was developed by mapping and ranking the social and environmental issues that are affected by our business and are critical to our long-term success, and we engage with stakeholders on an ongoing basis to identify interests and concerns to continuously inform and enhance our strategy.

As one of the world’s largest industries, travel and tourism plays an important role in helping the international community achieve the global Sustainable Development Goals ("SDGs") adopted by the United Nations in 2015. Our corporate responsibility strategy and actions, which align with the SDGs, are designed to address issues important to our business and serve to help ensure that there will be sufficient natural resources and thriving communities in the future to sustain our growth. We use LightStay, our proprietary and award-winning corporate responsibility performance measurement platform, to measure our social and environmental impact, including, but not limited to, volunteer hours, in-kind donations, local partnerships and energy, water and waste management. Use of LightStay is a global brand standard required across Hilton’s entire system of hotels and corporate offices.

In 2018, Hilton was named industry leader on the Dow Jones Sustainability Index North America demonstrating industry leadership across economic, social and environmental pillars.

Social Impact

We have the ability to use our global growth as an engine of opportunity by committing to: (i) youth; (ii) inclusive growth; (iii) human rights; and (iv) our communities.

As part of our commitment to youth, we are approaching our goal to open doors for 1 million young people by the end of 2019 by connecting with, preparing or employing them through global partnerships, talent pipeline and local activations. We continue to promote inclusive growth, which includes Operation: Opportunity, our veteran hiring initiative launched in 2013, through which we have hired more than 10,000 veterans in the U.S. We also promote inclusive growth through our involvement in Project SEARCH, a platform to prepare young people with significant disabilities for success in integrated, competitive employment. Additionally, over 3,000 women-, minority-, veteran-, disabled- and LGBT-owned businesses are vendors that are included in our purchasing operations in the U.S.

We are committed to an environment free of any form of discrimination or harassment, and we require all of our employees to complete trainings on our Code of Conduct, which embraces our values and states that we will not tolerate any form of discrimination or harassment on the basis of any characteristic protected by law. As reflected in our Code of Conduct, any behavior, communication or other conduct that creates an environment that is intimidating, offensive or hostile is unacceptable. Additionally, to combat human trafficking, we launched mandatory human rights trainings in 2018 for all general managers at all of our hotels and resorts. In 2018, we received a 100 percent rating in the Corporate Equality Index from the Human Rights Campaign.

We continually seek to create a positive impact in the communities in which we operate. In 2018, employees from 93 countries and territories volunteered more than 235,000 hours during our annual Global Week of Service. Additionally, since 2014, we have raised over $3 million to support 35 disaster relief campaigns for our employees around the world. To invest in our communities, we are working to double our sourcing spend from local, small and medium-sized enterprises and minority-owned suppliers.

Environmental Impact

We are committed to reducing our environmental footprint through energy and carbon management, water stewardship, waste reduction and responsible sourcing. In order to reduce our water, waste and energy consumption and achieve savings we have invested in various initiatives, including maintaining our portfolio-wide certification, which is valid through 2020, to ISO 9001 (Quality Management), ISO 14001 (Environmental Management) and ISO 50001 (Energy Management) standards.

We have achieved the following reductions in environmental impact since 2008:

Percent Reduction Achieved Since 2008(1)
Reduction in water consumption per square meter(2)	19%
Reduction in waste produced per square meter(2)	36
Reduction in carbon dioxide emissions per square meter(2)	33
Energy consumption per square meter(2)	22
____________

(1)	Reflects data that has been certified by an independent third party as of December 31, 2017, the most recent date for which data is available.

(2)	Reflects performance across Hilton's managed, owned and leased properties, which totaled approximately 22.1 million square meters as of December 31, 2017.

In the area of responsible sourcing, we have collaborated with the World Wildlife Fund to identify, implement and scale up our sustainable sourcing practices. We mapped water risk levels for our properties around the world and identified three destinations with high water risk where we have started context-based water pilot projects: South Africa; China; and the U.S. Additionally, we have trained all of our purchasing employees in responsible sourcing.

History

In May 1919, our founder Conrad Hilton purchased his first hotel in Cisco, Texas and we are celebrating our 100th anniversary in 2019. Our predecessors commenced corporate operations in 1946 and Hilton Worldwide Holdings Inc. was incorporated in Delaware in March 2010.

Employees

As of December 31, 2018, more than 169,000 people were employed at our managed, owned and leased properties and at our corporate locations.

As of December 31, 2018, approximately 31 percent of our employees globally and 36 percent of our employees in the U.S. were covered by various collective bargaining agreements generally addressing pay rates, working hours, other terms and conditions of employment, certain employee benefits and orderly settlement of labor disputes.

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

Our business is subject to a number of business, financial and operating risks inherent to the hospitality industry, including:

•	significant competition from multiple hospitality providers in all parts of the world;

•	changes in operating costs, including employee compensation and benefits, energy, insurance, and food and beverage;

•	increases in costs due to inflation or other factors that may not be fully offset by increases in revenues in our business;

•	changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•	the costs and administrative burdens associated with complying with applicable laws and regulations;

•	the costs or desirability of complying with local practices and customs;

•	significant increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

•	shortages of labor or labor disruptions;

•	the ability of third-party internet and other travel intermediaries who sell our hotel rooms to guests to attract and retain customers;

•	the quality of services provided by franchisees;

•	the availability and cost of capital necessary for us and third-party hotel owners to fund investments, capital expenditures and service debt obligations;

•	delays in or cancellations of planned or future development or refurbishment projects;

•	the financial condition of third-party property owners, developers and joint venture partners;

•	relationships with third-party property owners, developers and joint venture partners, including the risk that owners may terminate our management, franchise or joint venture contracts;

•	cyclical over-building in the hospitality industry;

•	changes in desirability of geographic regions of the hotels in our business, geographic concentration of our operations and customers and shortages of desirable locations for development;

•	changes in the supply and demand for hotel services, including rooms, food and beverage and other products and services; and

•	decreases in the frequency of business travel that may result from alternatives to in-person meetings, including virtual meetings hosted online or over private teleconferencing networks.

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

Macroeconomic and other factors beyond our control can reduce demand for hospitality products and services, including demand for rooms at our hotels. These factors include, but are not limited to:

•
changes in general economic conditions, including low consumer confidence, increases in unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy;

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

•
the financial and general business condition of the airline, automotive and other transportation-related industries and its effect on travel, including decreased airline capacity and routes and increased travel costs;

•
conditions that negatively shape public perception of travel, including travel-related accidents, outbreaks of pandemic or contagious diseases, such as Ebola, Zika, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu) and Middle East Respiratory Syndrome (MERS), and perceived negative impacts of tourism on local cultures and the environment;

•	cyber-attacks;

•	climate change or availability of natural resources;

•
natural or man-made disasters and extreme weather conditions, including earthquakes, tsunamis, tornadoes, hurricanes (e.g., hurricanes Florence, Lane and Michael in 2018), typhoons, floods, wildfires, volcanic eruptions, oil spills and nuclear incidents;

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

Consumer demand for our services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Decreased global or regional demand for hospitality products and services can be especially pronounced during periods of economic contraction or low levels of economic growth, and the recovery period in our industry may lag overall economic improvement. Declines in demand for our products and services due to general economic conditions could negatively affect our business by limiting the amount of fee revenues we are able to generate from our managed and franchised properties and decreasing the revenues and profitability of our owned and leased properties. In addition, many of the expenses associated with our business, including personnel costs, interest, rent, property taxes, insurance and utilities, are relatively fixed. During a period of overall economic weakness, if we are unable to meaningfully decrease these costs as demand for our hotels decreases, our business operations and financial performance and results may be adversely affected.

The hospitality industry is subject to seasonal and cyclical volatility, which may contribute to fluctuations in our results of operations and financial condition.

The hospitality industry is seasonal in nature. The periods during which our properties experience higher revenues vary from property to property, depending principally upon their location, type of property and competitive mix within the specific location. Based on historical results, we generally expect our revenues to be lower in the first quarter of each year than in each of the three subsequent quarters. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of our industry may contribute to fluctuations in our results of operations and financial condition.

Because we operate in a highly competitive industry, our revenues or profits could be harmed if we are unable to compete effectively.

The segments of the hospitality industry in which we operate are subject to intense competition. Our principal competitors are other operators of luxury, full-service and focused-service hotels, including other major hospitality chains with well-established and recognized brands. We also compete against smaller hotel chains, independent and local hotel owners and operators, home and apartment sharing services and timeshare operators. If we are unable to compete successfully, our revenues or profits may decline.

Competition for hotel guests

We face competition for individual guests, group reservations and conference business. We compete for these customers based primarily on brand name recognition and reputation, as well as location, rates for hotel rooms, food and beverage and other services, property size and availability of rooms and conference space, quality of the accommodations, customer satisfaction, amenities and the ability to earn and redeem loyalty program points. Our competitors may have greater commercial, financial and marketing resources and more efficient technology platforms, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could affect our ability to compete for guests effectively, or they could offer a type of lodging product that customers find attractive but that we do not offer.

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

Our brands and our reputation are among our most important assets. Our ability to attract and retain guests depends, in part, on the public recognition of our brands and their associated reputation. In addition, the success of our hotel owners’ businesses and the amount of payments to us for the assets and services we provide them may depend on the strength and reputation of our brands. If our brands become obsolete or consumers view them as unfashionable, unsustainable or lacking in consistency and quality, we may be unable to attract guests to our hotels, and may further be unable to attract or retain our hotel owners.

Changes in ownership or management practices, the occurrence of accidents or injuries, cyber-attacks, security breaches, natural disasters, crime, individual guest, owner or employee notoriety or similar events at our hotels and resorts can harm our reputation, create adverse publicity and cause a loss of consumer confidence in our business. Because of the global nature of our brands and the broad expanse of our business and hotel locations, events occurring in one location could negatively affect the reputation and operations of otherwise successful individual locations. In addition, the expansion of social media has compounded the potential scope of negative publicity by increasing the speed and expanse of information dissemination. Many social media platforms publish content immediately and without filtering or verifying the accuracy of that content. A negative incident at one hotel could have far-reaching effects, including lost sales, customer boycotts, loss of development opportunities, and employee difficulties. Such an incident also could subject us to legal actions, including litigation, governmental investigations or penalties, along with the resulting additional adverse publicity. A perceived decline in the quality of our brands or damage to our reputation could adversely affect our business, financial condition or results of operations.

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

Our business depends on our ability to establish and maintain long-term, positive relationships with third-party property owners and our ability to enter into new and renew management and franchise contracts. Although our management and franchise contracts are typically long-term arrangements, hotel owners may be able to terminate the contracts under certain circumstances, including the failure to meet specified financial or performance criteria. Our ability to meet these financial and performance criteria is subject to, among other things, risks common to the overall hospitality industry, including factors outside of our control. In addition, negative management and franchise pricing trends could adversely affect our ability to negotiate with hotel owners. If we fail to maintain and renew existing management and franchise contracts or enter into new contracts on favorable terms, we may be unable to expand our presence and our business, and our financial condition and results of operations may suffer.

Our business is subject to real estate investment risks for third-party owners that could adversely affect our operational results and our prospects for growth.

Growth of our business is affected, and may potentially be limited, by factors influencing real estate development generally, including site availability, financing, planning, zoning and other local approvals. In addition, market factors such as projected room occupancy, changes in growth in demand for customers compared to projected supply, geographic area restrictions in management and franchise contracts, costs of construction and anticipated room rate structure, if not managed effectively by our third-party owners could adversely affect the growth of our management and franchise business.

If our third-party property owners are unable to repay or refinance loans secured by the mortgaged properties, or to obtain financing adequate to fund current operations or growth plans, our revenues, profits and capital resources could be reduced and our business could be harmed.

Many of our third-party property owners pledged their properties as collateral for mortgage loans entered into at the time of development, purchase or refinancing. If our third-party property owners are unable to repay or refinance maturing indebtedness on favorable terms or at all, their lenders could declare a default, accelerate the related debt and repossess the property. While we maintain certain contractual protections, repossession could result in the termination of our management or franchise contract or eliminate revenues and cash flows from the property. In addition, the owners of managed and franchised hotels depend on financing to develop or buy and improve hotels and in some cases, fund operations during down cycles. Our hotel owners’ inability to obtain adequate funding could materially adversely affect the maintenance and improvement plans of existing hotels, result in the delay or stoppage of the development of our existing development pipeline and limit additional development to further expand our hotel portfolio.

If our third-party property owners fail to make investments necessary to maintain or improve their properties, guest preference for Hilton brands and reputation and performance results could suffer.

Substantially all of our management and franchise contracts, as well as our license agreement with HGV, require third-party property owners to comply with quality and reputation standards of our brands, which include requirements related to the physical condition, use of technology, safety standards and appearance of the properties as well as the service levels provided by hotel employees. These standards may evolve with customer preference, or we may introduce new requirements over time. If our property owners fail to make investments necessary to maintain or improve the properties in accordance with our standards, guest preference for our brands could diminish. In addition, if third-party property owners fail to observe standards or meet their contractual requirements, we may elect to exercise our termination rights, which would eliminate revenues from these properties and cause us to incur expenses related to terminating these contracts. We may be unable to find suitable or offsetting replacements for any terminated relationships.

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

As of December 31, 2018, we had more than 2,400 hotels in our development pipeline, which we define as hotels under construction or approved for development under one of our brands. The commitments of owners and developers with whom we have contracts are subject to numerous conditions, and the eventual development and construction of our development pipeline not currently under construction is subject to numerous risks, including, in certain cases, the owner's or developer's ability to obtain adequate financing and obtaining governmental or regulatory approvals. As a result, not every hotel in our development pipeline may develop into a new hotel that enters our system.

New hotel brands or non-hotel branded concepts that we launch in the future may not be as successful as we anticipate, which could have a material adverse effect on our business, financial condition or results of operations.

Since 2011, we have launched seven new brands: Home2 Suites by Hilton; Curio Collection by Hilton; Canopy by Hilton; Tru by Hilton; Tapestry Collection by Hilton; Motto by Hilton and, most recently, LXR Hotels & Resorts. We may continue to build our portfolio by launching new hotel and non-hotel brands in the future. In addition, the Hilton Garden Inn, DoubleTree by Hilton and Hampton by Hilton brands have been expanding into new jurisdictions outside the United States over the past several years. We may continue to expand existing brands into new international markets. New hotel products or concepts or brand expansions may not be accepted by hotel owners, franchisees or customers and we cannot guarantee the level of acceptance any new brand will have in the development and consumer marketplaces. If new branded hotel products, non-hotel branded concepts or brand expansions are not as successful as we anticipate, we may not recover the costs we incurred in their development or expansion, which could have a material adverse effect on our business, financial condition or results of operations.

The risks resulting from investments in owned and leased real estate could increase our costs, reduce our profits and limit our ability to respond to market conditions.

Our investments in owned and leased real property (including through joint ventures) subject us to various risks that may not be applicable to managed or franchised properties, including:

•	governmental regulations relating to real estate ownership or operations, including tax, environmental, zoning and eminent domain laws;

•	fluctuations or loss in value of real estate or potential impairments in the value of our assets due to changes in market conditions in the area in which real estate or assets are located;

•	increased potential civil liability for accidents or other occurrences on owned or leased properties;

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

Our efforts to develop, redevelop or renovate our owned and leased properties could be delayed or become more expensive than anticipated.

Certain of our owned and leased properties were constructed many years ago. The condition of aging properties could negatively affect our ability to attract guests or result in higher operating and capital costs, either of which could reduce revenues or profits from these properties. There can be no assurance that our planned replacements and repairs will occur, or even if completed, will result in improved performance. In addition, these efforts are subject to a number of risks, including:

•	construction delays or cost overruns (including labor and materials);

•	obtaining zoning, occupancy and other required permits or authorizations;

•	changes in economic conditions that may result in weakened or lack of demand for improvements that we make or negative project returns;

•	governmental restrictions on the size or kind of development;

•	volatility in the debt and capital markets that may limit our ability to raise capital for projects or improvements;

•	lack of availability of rooms or meeting spaces for revenue-generating activities during construction, modernization or renovation projects;

•	force majeure events, including earthquakes, tornadoes, hurricanes, wildfires, floods or tsunamis, or acts of terrorism; and

•	design defects that could increase costs.

If our properties are not updated to meet guest preferences, if properties under development or renovation are delayed in opening as scheduled, or if renovation investments adversely affect or fail to improve performance, our operations and financial results could be negatively affected.

Our properties may not be permitted to be rebuilt if destroyed.

Certain of our properties may qualify as legally-permissible nonconforming uses and improvements. If a substantial portion of any such property were to be destroyed by fire or other casualty, we might not be permitted to rebuild that property as it now exists or at all, regardless of the availability of insurance proceeds. Any loss of this nature, whether insured or not, could materially adversely affect our results of operations and prospects.

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

Although our joint ventures may generate positive cash flow, in some cases they may be unable to distribute that cash to us or the other joint venture partners. Additionally, in some cases our joint venture partners control distributions and may choose to leave capital in the joint venture rather than distribute it. Because our ability to generate liquidity from our joint ventures depends in part on their ability to distribute capital to us, our failure to receive distributions from our joint venture partners could reduce our cash flow return on these investments.

Failures in, material damage to, or interruptions in our information technology systems, software or websites and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations.

We depend heavily upon our information technology systems in the conduct of our business. We develop, own and license or otherwise contract for sophisticated technology systems and services for property management, procurement, finance, human resources, reservations, distribution and the operation of the Hilton Honors guest loyalty program. Such systems are subject to, among other things, damage or interruption from power outages, computer and telecommunications failures, computer viruses, third party criminal activity including "ransomware" or other malware, and natural and man-made disasters. Although we have a cold disaster recovery site in a separate location to back up our core reservation, distribution and financial systems, substantially all of our data center operations are currently located in a single facility. Although we are migrating portions of our operations to cloud-based providers while simultaneously building and operating new applications and services with those cloud-based providers, any loss or damage to our primary facility could result in operational disruption and data loss as we transfer production operations to our disaster recovery site. Damage or interruption to our information systems may require a significant investment to update, remediate or replace with alternate systems, and we may suffer interruptions in our operations as a result. In addition, costs and potential problems or interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our systems, including those that may result from our failure to adequately develop, implement and maintain a robust disaster recovery plan and backup systems could severely affect our ability to conduct normal business operations and, as a result, have a material adverse effect on our business operations and financial performance.

We rely on third parties for the performance of a significant portion of our information technology functions worldwide. In particular, our reservation and distribution system relies on data communications networks and systems operated by unaffiliated third parties. The success of our business depends in part on maintaining our relationships with these third parties and their continuing ability to perform these functions and services in a timely and satisfactory manner. If we experience a loss or disruption in the provision of any of these functions or services, or they are not performed in a satisfactory manner, we may have difficulty in finding alternate providers on terms favorable to us, in a timely manner or at all, and our business could be adversely affected.

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

We are vulnerable to various risks and uncertainties associated with our websites and mobile applications, including changes in required technology interfaces, website and mobile application downtime and other technical failures, costs and issues as we upgrade our website software and mobile applications. Additional risks include computer malware, changes in applicable federal, state and international regulations, security breaches, legal claims related to our website operations and e-commerce fulfillment and other consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce website and mobile application sales and have a material adverse effect on our business or results of operations.

Cyber-attacks could have a disruptive effect on our business.

From time to time we and our third-party service providers experience cyber-attacks, attempted and actual breaches of our or their information technology systems and networks or similar events, which could result in a loss of sensitive business or customer information, systems interruption or the disruption of our operations. The techniques that are used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time, and despite our deployment of cyber-attack prevention and detection techniques, we are accordingly unable to anticipate and prevent all data security incidents. We have in the past been subject to cyber-attacks and expect that we will be subject to additional cyber-attacks in the future and may experience data breaches.

Even if we are fully compliant with legal standards and contractual or other requirements, we still may not be able to prevent security breaches involving sensitive data. The sophistication of efforts by hackers to gain unauthorized access to information systems has continued to increase in recent years and may continue to do so. Breaches, thefts, losses or fraudulent uses of customer, employee or company data could cause consumers to lose confidence in the security of our websites, mobile applications, point of sale systems and other information technology systems and choose not to purchase from us. Such security breaches also could expose us to risks of data loss, business disruption, litigation and other costs or liabilities, any of which could adversely affect our business.

We are exposed to risks and costs associated with protecting the integrity and security of our guests’ personal data and other sensitive information.

We are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such information. For example, the European Union's General Data Protection Regulation ("GDPR"), which became effective in May 2018 and replaced the data protection laws of each EU member state, requires companies to meet new and more stringent requirements regarding the handling of personal data, and failure to meet the GDPR requirements could result in penalties of up to four percent of worldwide revenue. We collect internal and customer data, including credit card numbers and other personally identifiable information for a variety of important business purposes, including managing our workforce, providing requested products and services and maintaining guest preferences to enhance customer service and for marketing and promotion purposes. We could be exposed to fines, penalties, restrictions, litigation, reputational harm or other expenses, or other adverse effects on our business, due to failure to protect our guests' personal data and other sensitive information or failure to maintain compliance with the various U.S. and foreign data collection and privacy laws or with credit card industry standards or other applicable data security standards.

In addition, U.S. states and the federal government have enacted additional laws and regulations to protect consumers against identity theft. These laws and similar laws in other jurisdictions have increased the costs of doing business, and failure on our part to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these laws could subject us to potential claims for damages and other remedies. If we were required to pay any significant amounts in satisfaction of claims under these laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, operating results and financial condition could be adversely affected.

Failure to keep pace with developments in technology could adversely affect our operations or competitive position.

The hospitality industry demands the use of sophisticated technology and systems for property management, brand assurance and compliance, procurement, reservation systems, operation of our guest loyalty programs, distribution of hotel resources to current and future customers and guest amenities. These technologies may require refinements and upgrades, and third parties may cease support of systems that are currently in use. The development and maintenance of these technologies may require significant investment by us. As various systems and technologies become outdated or new technology is required, we may not be able to replace or introduce them as quickly as needed or in a cost-effective and timely manner. We may not achieve the benefits we may have been anticipating from any new technology or system.

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

We rely on a variety of direct marketing techniques, including telemarketing, email and social media marketing and postal mailings, and we are subject to various laws and regulations in the U.S. and internationally that govern marketing and advertising practices. Any further restrictions in laws and court or agency interpretations of such laws, such as the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, CAN-SPAM Act of 2003, and various U.S. state laws, new laws, or international data protection laws, such as the EU GDPR, that govern these activities could adversely affect current or planned marketing activities and cause us to change our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could affect our ability to maintain relationships with our customers and acquire new customers. We also obtain access to names of potential customers from travel service providers or other companies, and we market to some individuals on these lists directly or through other companies’ marketing materials. If access to these lists were prohibited or otherwise restricted, our ability to develop new customers and introduce them to products could be impaired.

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

We currently manage, franchise, own or lease hotels and resorts in 113 countries and territories around the world. Our rooms outside the United States represented approximately 27 percent, 26 percent and 25 percent of our system-wide rooms for the years ended December 31, 2018, 2017 and 2016, respectively. We expect that our international operations will continue to account for a material portion of our results. As a result, we are subject to the risks of doing business outside the United States, including:

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

•	the ability to comply with or the effect of complying with developing laws, regulations and policies of foreign governments with respect to human rights, including in the supply chain;

•
instability or changes in a country's or region's economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts or any other change;

•
political, economic and other uncertainty resulting from the U.K.'s June 2016 vote to leave the European Union (commonly known as "Brexit"), the terms and timing of which remain uncertain and could adversely affect our business;

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

Under ITRSHRA, we are required to report if we or any of our "affiliates" knowingly engaged in certain specified activities during a period covered by one of our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q. We have engaged in, and may in the future engage in, activities that would require disclosure pursuant to Section 219 of ITRSHRA, including the activities discussed in the disclosures included on Exhibit 99.1 to this Annual Report on Form 10-K. Disclosure of such activities, even if such activities are permissible under applicable law, and any sanctions imposed on us or our affiliates as a result of these activities, could harm our reputation and brands and have a negative effect on our results of operations.

In addition, we are subject to a number of modern slavery, human trafficking and forced labor reporting, training and due diligence laws in various jurisdictions and expect additional statutory regimes to combat these crimes to be enacted in the future. The impact of laws such as the U.K's Modern Slavery Act 2015, Australia's Modern Slavery Bill 2018, and France's Duty of Vigilance Law 2017 on hotel operations as well as supply chain could increase costs of operations and reduce profits.

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

A significant number of our employees (approximately 31 percent) and employees of our hotel owners are covered by collective bargaining agreements and similar agreements. If relationships with our employees or employees of our hotel owners or the unions that represent them become adverse, the properties we manage, franchise, own or lease could experience labor disruptions such as strikes, lockouts, boycotts and public demonstrations. A number of our collective bargaining agreements, representing approximately 20 percent of our organized employees, have expired and are in the process of being renegotiated, and we may be required to negotiate additional collective bargaining agreements in the future if more employees become unionized. Labor disputes, which may be more likely when collective bargaining agreements are being negotiated, could harm our relationship with our employees or employees of our hotel owners, result in increased regulatory inquiries and enforcement by governmental authorities and deter guests. Further, adverse publicity related to a labor dispute could harm our reputation and reduce customer demand for our services. Labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs and limitations on our ability or the ability of our third-party property owners to take cost saving measures during economic downturns. We do not have the ability to control the negotiations of collective bargaining agreements covering unionized labor employed by many third-party property owners. Increased unionization of our workforce, new labor legislation or changes in regulations could disrupt our operations and our ability to promote services expected by customers, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies.

Labor shortages could restrict our ability to operate our properties or grow our business or result in increased labor costs that could adversely affect our results of operations.

Our success depends in large part on our ability to attract, retain, train, manage and engage employees. We employ or manage more than 169,000 individuals at our managed, owned and leased hotels and corporate offices around the world. If we are unable to attract, retain, train, manage and engage skilled individuals, our ability to staff and manage the hotels that we manage, own and lease could be impaired, which could reduce customer satisfaction. In addition, the inability of our franchisees to attract, retain, train, manage and engage skilled employees for the franchised hotels could adversely affect the reputation of our brands. Staffing shortages in various parts of the world also could hinder our ability to grow and expand our businesses. Because payroll costs are a major component of the operating expenses at our hotels and our franchised hotels, a shortage of skilled labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations and the results of hotels that we manage on behalf of third-party owners. Additionally, increase in minimum wage rates could increase costs and reduce profits for us and our franchisees.

Any failure to protect our trademarks and other intellectual property could reduce the value of the Hilton brands and harm our business.

The recognition and reputation of our brands are important to our success. We have more than 6,200 trademark registrations in jurisdictions around the world for use in connection with our services, plus at any given time, a number of pending applications for trademarks and other intellectual property. However, those trademark or other intellectual property registrations may not be granted or the steps we take to use, control or protect our trademarks or other intellectual property in the U.S. and other jurisdictions may not always be adequate to prevent third parties from copying or using the trademarks or other intellectual property without authorization. We may also fail to obtain and maintain trademark protection for all of our brands in all jurisdictions. For example, in certain jurisdictions, third parties have registered or otherwise have the right to use certain trademarks that are the same as or similar to our trademarks, which could prevent us from registering trademarks and opening hotels in that jurisdiction. Third parties may also challenge our rights to certain trademarks or oppose our trademark applications. Defending against any such proceedings may be costly, and if unsuccessful, could result in the loss of important intellectual property rights. Obtaining and maintaining trademark protection for multiple brands in multiple jurisdictions is also expensive, and we may therefore elect not to apply for or to maintain certain trademarks.

Our intellectual property is also vulnerable to unauthorized copying or use in some jurisdictions outside the U.S., where local law, or lax enforcement of law, may not provide adequate protection. If our trademarks or other intellectual property are improperly used, the value and reputation of the Hilton brands could be harmed. There are times where we may need to resort to litigation to enforce our intellectual property rights. Litigation of this type could be costly, force us to divert our resources, lead to counterclaims or other claims against us or otherwise harm our business or reputation. In addition, we license certain of our trademarks to third parties. For example, we have granted HGV the right to use certain of our marks and intellectual property in its timeshare business and we grant our franchisees a right to use certain of our trademarks in connection with their operation of the applicable property. If HGV, a franchisee or other licensee fails to maintain the quality of the goods and services used in connection with the licensed trademarks, our rights to, and the value of, our trademarks could be harmed. Failure to maintain, control and protect our trademarks and other intellectual property could likely adversely affect our ability to attract guests or third-party owners, and could adversely affect our results.

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

To attempt to mitigate foreign currency exposure, we may enter into foreign exchange derivatives with financial institutions. However, these derivatives may not eliminate foreign currency risk entirely and involve costs and risks of their own in the form of transaction costs, credit requirements and counterparty risk.

If the insurance that we or our owners carry does not sufficiently cover damage or other potential losses or liabilities to third parties involving properties that we manage, franchise or own, our profits could be reduced.

We operate in certain areas where the risk of natural disaster or other catastrophic losses exists, and the occasional incidence of such an event could cause substantial damage to us, our owners or the surrounding area. We carry, and/or we require our owners to carry, insurance from solvent insurance carriers that we believe is adequate for foreseeable first- and third-party losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control, such as the natural and man-made disasters that occurred in 2018, could limit the scope of the insurance coverage that we and our owners can obtain or may otherwise restrict our or our owners’ ability to buy insurance coverage at reasonable rates. We anticipate increased costs of property insurance across the portfolio in 2019 due to the significant losses that insurers suffered globally in 2018. In the event of a substantial loss, the insurance coverage that we and/or our owners carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property. Because certain types of losses are uncertain, they may be uninsurable or prohibitively expensive. In addition, there are other risks that may fall outside the general coverage terms and limits of our policies.

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

Our total assets include goodwill, intangible assets with indefinite useful lives, other intangible assets with finite useful lives and substantial amounts of long-lived assets, principally property and equipment, including hotel properties. We evaluate our goodwill and intangible assets with indefinite lives for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value is below the carrying value. We evaluate our intangible assets with finite useful lives and long-lived assets for impairment when circumstances indicate that the carrying amount may not be recoverable. Our evaluation of impairment requires us to make certain estimates and assumptions including projections of future results. After performing our evaluation for impairment, including an analysis to determine the recoverability of long-lived assets, we will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its estimated fair value. If the estimates or assumptions used in our evaluation of impairment change, we may be required to record additional impairment losses on certain of these assets. If these impairment losses are significant, our results of operations would be adversely affected.

Governmental regulation may adversely affect the operation of our properties.

In many jurisdictions, the hospitality industry is subject to extensive foreign or U.S. federal, state and local governmental regulations, including those relating to the service of alcoholic beverages, the preparation and sale of food and those relating to building and zoning requirements. We are also subject to licensing and regulation by foreign or U.S. state and local departments relating to health, sanitation, fire and safety standards, and to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions status and citizenship requirements. We or our third-party owners may be required to expend funds to meet foreign or U.S. federal, state and local regulations in connection with the continued operation or remodeling of certain of our properties. The failure to meet the requirements of applicable regulations and licensing requirements, or publicity resulting from actual or alleged failures, could have an adverse effect on our results of operations.

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

Casinos featured within certain of our properties are subject to gaming laws, and noncompliance could result in the revocation of the gaming licenses.

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

We have a significant amount of indebtedness. As of December 31, 2018, our total indebtedness, excluding unamortized deferred financing costs and discount, was approximately $7.4 billion, and our contractual debt maturities of our long-term debt for the years ending December 31, 2019, 2020 and 2021, respectively, were $16 million, $17 million and $18 million. Our substantial debt and other contractual obligations could have important consequences, including:

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

In addition, certain of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to be replaced with a new benchmark or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

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

Risks Related to Ownership of Our Common Stock

The market price and trading volume of our common stock may fluctuate substantially and be volatile due to numerous factors beyond our control.

Our common stock is listed on the NYSE under the trading symbol "HLT." The capital and credit markets have on occasion experienced periods of extreme volatility and disruption. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. In the past, securities class action litigation has been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock.

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

Future issuances of common stock may cause the market price of our common stock to decline.

The issuance of additional shares of our common stock, or issuance of shares of preferred stock or securities convertible or exchangeable into equity securities, may dilute the ownership interest of existing holders of our common stock. Because our decision to issue additional equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Also, we cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of a substantial number of shares of our common stock, or the perception that these sales could occur, may adversely affect the market price of our common stock.

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

•
these provisions provide that our board of directors is expressly authorized to make, alter or repeal our by-laws and that our stockholders may only amend our by-laws with the approval of 80 percent or more of all the outstanding shares of our capital stock entitled to vote; and

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Hotel Properties

Owned or Controlled Hotels

As of December 31, 2018, we owned 100 percent or a controlling financial interest in the following three properties, representing 579 rooms.

Property	Location	Rooms
Hilton Hotels & Resorts
Hilton Nairobi(1)	Nairobi, Kenya	287
Hilton Odawara Resort & Spa	Odawara City, Japan	163
Hilton Belfast Templepatrick Golf & Country Club	Templepatrick, United Kingdom	129
____________

(1)	We own a controlling financial interest, but less than a 100 percent interest, in the entity that owns this property.

Joint Venture Hotels

As of December 31, 2018, we had a minority or noncontrolling financial interest in the entities that own or lease the following six properties, representing 2,459 rooms. We have a right of first refusal to purchase additional equity interests in certain of these joint ventures. We manage each of the hotels for the entity owning or leasing the hotel.

Property	Location	Ownership	Rooms
Waldorf Astoria Hotels & Resorts
Waldorf Astoria Chicago	Chicago, IL, USA	12%	215
Conrad Hotels & Resorts
Conrad Cairo	Cairo, Egypt	10%	614
Hilton Hotels & Resorts
Hilton Tokyo Bay	Urayasu-shi, Japan	24%	828
Hilton Nagoya	Nagoya, Japan	24%	460
Hilton Mauritius Resort & Spa	Flic-en-Flac, Mauritius	20%	193
Hilton Imperial Dubrovnik	Dubrovnik, Croatia	18%	149

Leased Hotels

As of December 31, 2018, we leased the following 62 hotels, representing 18,682 rooms.

Property	Location	Rooms
Waldorf Astoria Hotels & Resorts
Rome Cavalieri, Waldorf Astoria Hotels & Resorts	Rome, Italy	370
Waldorf Astoria Amsterdam	Amsterdam, Netherlands	93
Conrad Hotels & Resorts
Conrad Osaka	Osaka, Japan	164
Hilton Hotels & Resorts
Hilton Tokyo(1)	(Shinjuku-ku) Tokyo, Japan	821
Ramses Hilton	Cairo, Egypt	817
Hilton London Kensington	London, United Kingdom	601
Hilton Vienna	Vienna, Austria	579
Hilton Osaka(1)	Osaka, Japan	562
Hilton Tel Aviv	Tel Aviv, Israel	560
Hilton Istanbul Bosphorus	Istanbul, Turkey	500
Hilton Munich Park	Munich, Germany	484
Hilton Munich City	Munich, Germany	483
London Hilton on Park Lane	London, United Kingdom	453
Hilton Diagonal Mar Barcelona	Barcelona, Spain	433
Hilton Mainz	Mainz, Germany	431
Hilton Trinidad & Conference Centre	Port of Spain, Trinidad	405

Property	Location	Rooms
Hilton London Heathrow Airport	London, United Kingdom	398
Hilton Izmir	Izmir, Turkey	380
Hilton Addis Ababa	Addis Ababa, Ethiopia	372
Hilton Vienna Danube Waterfront	Vienna, Austria	367
Hilton Frankfurt	Frankfurt, Germany	342
Hilton Brighton Metropole	Brighton, United Kingdom	340
Hilton Sandton	Sandton, South Africa	329
Hilton Milan	Milan, Italy	320
Hilton Brisbane	Brisbane, Australia	319
Hilton Glasgow	Glasgow, United Kingdom	319
Ankara Hilton	Ankara, Turkey	309
The Waldorf Hilton, London	London, United Kingdom	298
Hilton Cologne	Cologne, Germany	296
Adana Hilton	Adana, Turkey	295
Hilton Stockholm Slussen	Stockholm, Sweden	289
Hilton Madrid Airport	Madrid, Spain	284
Parmelia Hilton Perth	Parmelia Perth, Australia	284
Hilton London Canary Wharf	London, United Kingdom	282
Hilton Amsterdam	Amsterdam, Netherlands	271
Hilton Newcastle Gateshead	Newcastle Upon Tyne, United Kingdom	254
Hilton Vienna Plaza	Vienna, Austria	254
Hilton Bonn	Bonn, Germany	252
Hilton London Tower Bridge	London, United Kingdom	248
Hilton Manchester Airport	Manchester, United Kingdom	230
Hilton Bracknell	Bracknell, United Kingdom	215
Hilton Antwerp Old Town	Antwerp, Belgium	210
Hilton Reading	Reading, United Kingdom	210
Hilton Leeds City	Leeds, United Kingdom	208
Hilton Watford	Watford, United Kingdom	200
Mersin Hilton	Mersin, Turkey	186
Hilton Warwick/Stratford-upon-Avon	Warwick, United Kingdom	181
Hilton Leicester	Leicester, United Kingdom	179
Hilton Nottingham	Nottingham, United Kingdom	176
Hilton St. Anne’s Manor, Bracknell	Wokingham, United Kingdom	170
Hilton London Croydon	Croydon, United Kingdom	168
Hilton Cobham	Cobham, United Kingdom	158
Hilton Paris La Defense	Paris, France	153
Hilton East Midlands Airport	Derby, United Kingdom	152
Hilton Maidstone	Maidstone, United Kingdom	146
Hilton Avisford Park, Arundel	Arundel, United Kingdom	140
Hilton Northampton	Northampton, United Kingdom	139
Hilton London Hyde Park	London, United Kingdom	136
Hilton York	York, United Kingdom	131
Hilton Mainz City	Mainz, Germany	127
Hilton Puckrup Hall, Tewkesbury	Tewkesbury, United Kingdom	112
Hilton Glasgow Grosvenor	Glasgow, United Kingdom	97
____________

(1)	We own a controlling financial interest, but less than a 100 percent interest, in the entity that owns this property.

Corporate Headquarters and Regional Offices

Our corporate headquarters are located at 7930 Jones Branch Drive, McLean, Virginia 22102. These offices consist of approximately 238,000 rentable square feet of leased space. We also have corporate offices in Watford, England (Europe), Dubai, United Arab Emirates (Middle East and Africa), Singapore (Asia Pacific), Tokyo (Japan) and Shanghai (China). Additionally, to support our operations, we have our Hilton Honors and other commercial services office in Addison, Texas. Other non-operating real estate that we own or lease includes centralized operations centers located in Memphis, Tennessee and Glasgow, U.K., and our Hilton Reservations and Customer Care office in Carrollton, Texas. We believe that our existing office properties are in good condition and are sufficient and suitable for the conduct of our business. In the event we need to expand our operations, we believe that suitable space will be available on commercially reasonable terms.

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

Market Information and Dividends

Our common stock began trading publicly on the NYSE under the symbol "HLT" on December 12, 2013. As of December 31, 2018, there were approximately 14 holders of record of our common stock, which does not include a substantially greater number of beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

We currently pay regular quarterly cash dividends and expect to continue paying regular cash dividends on a quarterly basis. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries.

Performance Graph

The following graph compares Hilton's cumulative total stockholder return since December 31, 2013 with the S&P 500 Index ("S&P 500") and the S&P Hotels, Resorts & Cruise Lines Index ("S&P Hotel"). The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2013 and that all dividends and other distributions, including the effect of the spin-offs, were reinvested. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Hilton	$100.00	$117.26	$96.18	$125.58	$181.26	$164.19
S&P 500	100.00	111.39	110.58	121.13	144.65	135.63
S&P Hotel	100.00	121.69	124.09	130.49	191.06	154.05

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended December 31, 2018:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(3) (in millions)
October 1, 2018 to October 31, 2018	580,786	$73.02	580,786	$677
November 1, 2018 to November 30, 2018	406,175	72.47	406,175	648
December 1, 2018 to December 31, 2018	1,336,638	71.11	1,234,593	560
Total	2,323,599	71.83	2,221,554
____________

(1)
The total number of shares purchased includes 102,045 shares of common stock acquired for a total cost of approximately $7 million that were not part of any publicly announced repurchase program. These shares were retained to cover withholding taxes incurred in connection with the vesting of restricted stock awards granted under our incentive compensation plans.

(2)	This price includes per share commissions paid.

(3)
In February 2017, our board of directors authorized a stock repurchase program of up to $1.0 billion of the Company's common stock and, in November 2017, an additional $1.0 billion was authorized. Under this publicly announced program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.     Selected Financial Data

We derived the selected statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the selected balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. All selected financial data as of and for the years ended December 31, 2017 and 2016 have been restated to reflect the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") using the full retrospective approach as of January 1, 2016. The selected balance sheet data as of December 31, 2016 was derived from unaudited consolidated financial statements that are not included in this Annual Report on Form 10-K and reflect the adoption of ASU 2014-09. The selected statement of operations data for the years ended December 31, 2015 and 2014 and the selected balance sheet data as of December 31, 2015 were derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K and have not been adjusted from the basis of accounting applied before our adoption of ASU 2014-09. The selected balance sheet data as of December 31, 2014 was derived from unaudited consolidated financial statements that are not included in this Annual Report on Form 10-K and have not been adjusted from the basis of accounting applied before our adoption of ASU 2014-09.

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

	As of and for the Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except per share data)
Selected Statement of Operations Data:
Total revenues	$8,906	$8,131	$6,576	$7,133	$6,688
Operating income(1)	1,432	1,132	868	904	708
Income (loss) from continuing operations, net of taxes	769	1,089	(17)	881	179

Net income (loss) from continuing operations per share:
Basic	$2.53	$3.34	$(0.08)	$2.67	$0.53
Diluted	2.50	3.32	(0.08)	2.66	0.53

Cash dividends declared per share	$0.60	$0.60	$0.84	$0.42	$—

Selected Balance Sheet Data:
Total assets	$13,995	$14,228	$26,176	$25,622	$26,001
Long-term debt(2)	7,282	6,602	6,616	5,894	6,696
___________

(1)
Restated to reflect the adoption of ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which was adopted on January 1, 2018 on a retrospective basis for all periods presented.

(2)	Includes current maturities and is net of unamortized deferred financing costs and discount. Also includes capital lease obligations and debt of VIEs.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. On January 1, 2018, we adopted the requirements of ASU 2014-09 using the full retrospective approach as of January 1, 2016. Except where otherwise noted, all amounts and disclosures set forth in this Form 10-K reflect the necessary adjustments required for the adoption of this standard, including the reclassification of prior period balances to conform to current year presentation. See Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our consolidated financial statements for additional information.

Overview

Our Business

Hilton is one of the largest and fastest growing hospitality companies in the world, with 5,685 properties comprising 912,960 rooms in 113 countries and territories as of December 31, 2018. Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts, Canopy by Hilton and our recently launched luxury brand, LXR Hotels & Resorts; our full service hotel brands, Hilton Hotels & Resorts, Curio Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton and Embassy Suites by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton, Home2 Suites by Hilton and our recently launched urban-affordable brand, Motto by Hilton; and our timeshare brand, Hilton Grand Vacations. As of December 31, 2018, we had over 85 million members in our award-winning guest loyalty program, Hilton Honors, a 20 percent increase from December 31, 2017.

On January 3, 2017, we completed the spin-offs of Park and HGV. The historical financial results of Park and HGV are reflected in our consolidated financial statements as discontinued operations. See Note 3: "Discontinued Operations" in our consolidated financial statements for additional information.

Segments and Regions

Management analyzes our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments that are based on similar products or services: (i) management and franchise and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our brands. This segment generates its revenue from: (i) management and franchise fees charged to third-party hotel owners; (ii) license fees for the exclusive right to use certain Hilton marks and intellectual property; and (iii) fees for managing our owned and leased hotels. As a manager of hotels, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services. The ownership segment primarily derives earnings from hotel room sales, food and beverage sales and other services at our owned and leased hotels.

Geographically, management conducts business through three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S. is included in the Americas, it represented 73 percent of our system-wide hotel rooms as of December 31, 2018; therefore, the U.S. is often analyzed separately and apart from the Americas geographic region overall and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific island nations.

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

As of December 31, 2018, we had more than 2,400 hotels in our development pipeline that we expect to add as open hotels in our system, representing over 364,000 rooms under construction or approved for development throughout 103 countries and territories, including 35 countries and territories where we do not currently have any open hotels. All of the rooms in the development pipeline are within our management and franchise segment. Additionally, 195,000 rooms in the development pipeline were located outside the U.S., and 184,000 rooms, or more than half, were under construction. We do not consider any individual development project to be material to us.

Principal Components and Factors Affecting our Results of Operations

Revenues

Principal Components

We primarily derive our revenues from the following sources:

•
Franchise and licensing fees. Represents fees received in connection with the licensing of our brands. Under our franchise contracts, franchisees typically pay us franchise fees that include: (i) monthly royalty fees, generally based on a percentage of monthly gross room revenue, and, for our full service brands, a percentage of gross food and beverage revenues and other revenues, as applicable, and (ii) application, initiation and other fees for when new hotels enter the system, when there is a change of ownership or when contracts with properties already in our system are extended. We also earn licensing fees from a license agreement with HGV and co-brand credit card arrangements for the use of certain Hilton marks and IP. Consideration to incentivize hotel owners to enter into franchise contracts with us is amortized over the life of the applicable contract as a reduction to franchise and licensing fees.

•
Base and incentive management fees. Represents fees received in connection with the management of hotels. Terms of our management contracts vary, but our fees generally consist of a base fee, which is typically based on a percentage of the hotel's monthly gross revenue and, in some cases, an incentive fee, which is based on hotel operating profits and may be subject to a stated return threshold to the owner, normally measured over a one-calendar year period. Outside of the U.S., our fees are often more dependent on hotel profitability measures, either through a single management fee structure where the entire fee is based on a profitability measure, or because our two-tier fee structure is more heavily weighted toward the incentive fee than the base fee. Consideration to incentivize hotel owners to enter into management contracts with us is amortized over the life of the applicable contract as a reduction to base and other management fees.

•
Owned and leased hotels. Represents revenues derived from hotel operations, including hotel room sales, food and beverage sales and other ancillary goods and services. These revenues are primarily derived from two categories of customers: transient and group. Transient guests are individual travelers who are traveling for business or leisure. Group guests are traveling for group events that reserve rooms for meetings, conferences or social functions sponsored by associations, corporate, social, military, educational, religious or other organizations. Group business usually includes a block of room accommodations, as well as other ancillary services, such as meeting facilities and catering and banquet services. A majority of our food and beverage sales and other ancillary services are provided to customers who are also occupying rooms at our hotels. As a result, occupancy affects all components of our owned and leased hotel revenues.

•
Other revenues. Represents revenues generated by the incidental support of hotel operations for owned, leased, managed and franchised properties, including our purchasing operations, and other operating income.

•
Other revenues from managed and franchised properties. Represents amounts that are contractually reimbursed to us by property owners, either directly as costs are incurred or indirectly through fees that are billed and collected each month based on the underlying hotel's sales or usage and are related to certain costs and expenses of the related properties. The direct reimbursements by property owners are for payroll and related costs where the property employees are legally our responsibility, and certain other operating costs of the managed and franchised properties' operations. We have no legal responsibility for the employees or the liabilities associated with operating franchised properties. These direct reimbursements have no net effect on operating income (loss) or net income (loss). The monthly fee that hotel franchisees and property owners of hotels we manage pay is based on the underlying hotel's sales or usage and covers the costs of: (i) advertising and marketing programs; (ii) internet, technology and reservation systems; and (iii) quality assurance program expenses. We are contractually required to use these fees solely for the programs.

Factors Affecting our Revenues

The following factors affect the revenues we derive from our operations:

•
Consumer demand and global economic conditions. Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and adverse political conditions can lower the amount of management and franchise fee revenues we are able to generate from our managed and franchised properties and the revenues and profitability of our owned and leased operations. Further, competition for hotel guests and the supply of hotel services affect our ability to sustain or increase rates charged to customers at our hotels. Also, declines in hotel profitability during an economic downturn directly affect the incentive portion of our management fees, which is based on hotel profitability measures. As a result, changes in consumer demand and general business cycles have historically subjected and could in the future subject our revenues to significant volatility.

•
Contracts with third-party owners and franchisees and relationships with developers. We depend on our long-term management and franchise contracts with third-party owners and franchisees for a significant portion of our management and franchise fee revenues. The success and sustainability of our management and franchise business depends on our ability to perform under our management and franchise contracts and maintain good relationships with third-party owners and franchisees. Our relationships with these third parties also generate new relationships with developers and opportunities for property development that can support our growth. Growth and maintenance of our hotel system and earning fees relating to hotels in development are dependent on the ability of developers and owners to access capital for the development, maintenance and renovation of properties. We believe that we have good relationships with our third-party owners, franchisees and developers and are committed to the continued growth and development of these relationships. These relationships exist with a diverse group of owners, franchisees and developers and are not significantly concentrated with any particular third party.

Expenses

Principal Components

We primarily incur the following expenses:

•
Owned and leased hotels. Reflects the operating expenses of our consolidated owned and leased hotels, including room expense, food and beverage costs, other support costs and property expenses. Room expense includes compensation costs for housekeeping, laundry and front desk staff, as well as supply costs for guest room amenities and laundry. Food and beverage costs include costs for wait and kitchen staff and food and beverage inventory. Other support expenses consist of costs associated with property-level management, utilities, sales and marketing, operating hotel spas, telephones, parking and other guest recreation, entertainment and services. Property expenses include property taxes, repairs and maintenance, rent and insurance.

•
Depreciation and amortization. These are non-cash expenses that primarily consist of amortization of intangible assets that were recorded at their fair value at the time of the October 24, 2007 transaction whereby we became a wholly owned subsidiary of The Blackstone Group L.P., which include management and franchise contracts, leases and our Hilton Honors guest loyalty program intangible, as well as certain proprietary technologies. These expenses also include depreciation of fixed assets, such as buildings and furniture and equipment that are used in corporate operations or at our consolidated owned and leased hotels.

•
General and administrative. Consists primarily of compensation expense for our corporate staff and personnel supporting our business segments, including divisional offices that support our management and franchise segment; professional fees, including consulting, audit and legal fees; travel and entertainment expenses; bad debt expenses for uncollected management, franchise and other fees; and administrative and related expenses.

•	Other expenses. Consists of expenses incurred by our purchasing operations and other ancillary businesses, along with other operating expenses of the business.

•
Other expenses from managed and franchised properties. Represents certain costs and expenses that are contractually reimbursed to us by property owners for payroll and related costs for properties that we manage where the property employees are legally our responsibility, or paid from fees collected from properties for certain other operating costs of the managed and franchised properties' operations, marketing expenses and other expenses associated with our brands and shared services. We are contractually required to use these fees solely for the programs. We have no legal responsibility for the employees or the liabilities associated with operating franchised properties.

Factors Affecting our Costs and Expenses

The following are principal factors that affect the costs and expenses we incur in the course of our operations:

•
Fixed expenses. Many of the expenses associated with owning and leasing hotels are relatively fixed. These expenses include personnel costs, rent, property taxes, insurance and utilities. If we are unable to decrease these costs significantly or rapidly when demand for our hotels and other properties decreases, the resulting decline in our revenues can have an adverse effect on our net cash flow, margins and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results of our ownership segment more significantly than the results of our management and franchise segment due to the high fixed costs associated with operating an owned or leased hotel. Employees at some of our owned and leased hotels are parties to collective bargaining agreements that may also limit our ability to make timely staffing or labor changes in response to declining revenues. In addition, any efforts to reduce costs, including the deferral or cancellation of capital improvements, could adversely affect the economic value of our hotels and brands. Additionally, the general and administrative expenses of operating a global business also include fixed personnel costs, rent, property taxes, insurance and utilities. The effectiveness of any cost-cutting efforts related to owning and leasing hotels or corporate operations is limited by the amount of inherent fixed costs. However, we have taken steps to reduce our fixed costs to levels we believe are appropriate to maximize profitability and respond to market conditions, while continuing to optimize the overall customer experience or the value of our hotels or brands.

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

Other Items

Effect of foreign currency exchange rate fluctuations

Significant portions of our operations are conducted in functional currencies other than our reporting currency, which is the U.S. dollar ("USD"), and we have assets and liabilities, including those that are intercompany in nature, denominated in a variety of foreign currencies. As a result, we are required to translate those results, assets and liabilities from the functional currency into USD at market-based exchange rates for each reporting period. When comparing our results of operations between periods, there may be material portions of the changes in our revenues or expenses that are derived from fluctuations in exchange rates experienced between those periods. We hedge foreign exchange-based cash flow variability in certain of our foreign currency denominated management and franchise fees using forward contracts.

Seasonality

The hospitality industry is seasonal in nature. The periods during which our properties experience higher or lower levels of demand vary from property to property, depending principally upon their location, type of property and competitive mix within the specific location. Based on historical results, we generally expect our revenues to be lower in the first quarter of each year than in each of the three subsequent quarters.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported, excluding the hotels distributed in the spin-offs; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. Of the 5,634 hotels in our system as of December 31, 2018, 4,218 hotels have been classified as comparable hotels. Our 1,416 non-comparable hotels included 197 hotels, or approximately three percent of the total hotels in our system, that were removed from the comparable group during the year because they sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were not available.

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

Average Daily Rate ("ADR")

ADR represents hotel room revenue divided by the total number of room nights sold for a given period. ADR measures average room price attained by a hotel, and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. ADR is a commonly used performance measure in the industry, and we use ADR to assess pricing levels that we are able to generate by type of customer, as changes in rates charged to customers have a different effect on overall revenues and incremental profitability than changes in occupancy, as described above.

Revenue per Available Room ("RevPAR")

RevPAR is calculated by dividing hotel room revenue by the total number of room nights available to guests for a given period. We consider RevPAR to be a meaningful indicator of our performance as it provides a metric correlated to two primary and key drivers of operations at a hotel or group of hotels, as previously described: occupancy and ADR. RevPAR is also a useful indicator in measuring performance over comparable periods for comparable hotels.

References to RevPAR, ADR and occupancy are presented on a comparable basis and references to RevPAR and ADR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the years ended December 31, 2018 and 2017 use the exchange rates for the year ended December 31, 2018, and comparisons for the years ended December 31, 2017 and 2016 use the exchange rates for the year ended December 31, 2017.

EBITDA and Adjusted EBITDA

EBITDA reflects income (loss) from continuing operations, net of taxes, excluding interest expense, a provision for income taxes and depreciation and amortization.

Adjusted EBITDA is calculated as EBITDA, as previously defined, further adjusted to exclude certain items, including gains, losses, revenues and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated equity investments; (ii) foreign currency transactions; (iii) debt restructurings and retirements; (iv) furniture, fixtures and equipment ("FF&E") replacement reserves required under certain lease agreements; (v) reorganization costs; (vi) share-based compensation expense; (vii) non-cash impairment losses; (viii) severance, relocation and other expenses; (ix) amortization of contract acquisition costs; (x) the net effect of reimbursable costs included in other revenues and expenses from managed and franchised properties; and (xi) other items.

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

We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) these measures are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions and (ii) these measures are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry. Additionally, these measures exclude certain items that can vary widely across different industries and among competitors within our industry. For instance, interest expense and the provision for income taxes are dependent on company specifics, including, among other things, capital structure and operating jurisdictions, respectively, and, therefore could vary significantly across companies. Depreciation and amortization, as well as amortization of contract acquisition costs, are dependent upon company policies, including the method of acquiring and depreciating assets and the useful lives that are used. For Adjusted EBITDA, we also exclude items such as: (i) FF&E replacement reserves to be consistent with the treatment of FF&E for owned and leased hotels where it is capitalized and depreciated over the life of the FF&E; (ii) share-based compensation expense, as this could vary widely among companies due to the different plans in place and the usage of them; (iii) the net effect of our cost reimbursement revenues and reimbursed expenses, as we contractually do not operate the related programs to generate a profit over the terms of the respective contracts; and (iv) other items that are not core to our operations and are not reflective of our performance.

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

Results of Operations
The hotel operating statistics by region for our system-wide comparable hotels for the year ended December 31, 2018 compared to the year ended December 31, 2017 were as follows:

	Year Ended	Variance
	December 31, 2018	2018 vs. 2017
U.S.
Occupancy	76.3%	0.4%	pts.
ADR	$149.09	1.7%
RevPAR	$113.68	2.2%

Americas (excluding U.S.)
Occupancy	71.6%	1.6%	pts.
ADR	$127.57	3.8%
RevPAR	$91.36	6.1%

Europe
Occupancy	77.0%	2.1%	pts.
ADR	$148.37	4.0%
RevPAR	$114.22	6.9%

MEA
Occupancy	72.5%	3.3%	pts.
ADR	$151.24	(2.9)%
RevPAR	$109.60	1.8%

Asia Pacific
Occupancy	73.4%	3.0%	pts.
ADR	$135.60	2.1%
RevPAR	$99.54	6.5%

System-wide
Occupancy	75.8%	0.8%	pts.
ADR	$147.22	1.9%
RevPAR	$111.61	3.0%

For the year ended December 31, 2018, we experienced system-wide RevPAR growth, largely driven by improved ADR. Growth in our international portfolio outpaced growth in the U.S., with particularly strong trends in the Europe and Asia Pacific regions. Continued strength in Europe was driven primarily by increased ADR, most notably in Turkey, as it continues to recover from political and economic turmoil. Growth in Asia Pacific was primarily attributable to increased occupancy in China resulting from new hotels maturing in our system. In the Americas (excluding U.S.), increases in RevPAR were largely attributable to positive performance in the Caribbean and Canada, driven by increases in ADR. RevPAR grew moderately in MEA, primarily due to increases in occupancy in Egypt. In the U.S., RevPAR experienced its ninth consecutive year of growth, but was also affected by natural and man-made disasters, driving increased occupancy for the year ended December 31, 2017 and softening results and comparisons of growth during the year ended December 31, 2018.

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

For the year ended December 31, 2017, we experienced RevPAR growth across all regions, particularly in Asia Pacific, Europe and the Americas (excluding U.S.). Continued growth in Asia Pacific was primarily driven by high demand in China and Japan attributable to new hotels stabilizing in the system, resulting in increased occupancy. Strong performance in Europe was a result of increases in both occupancy and ADR, largely driven by continued recovery from the geopolitical and economic turmoil in 2016, particularly in Turkey. The RevPAR increase in the Americas (excluding U.S.) was driven by strong performance in Canada and Puerto Rico, which was a result of strong transient and group demand and steady demand resulting from the hurricanes, respectively. MEA experienced RevPAR growth due to increased occupancy, despite declines in ADR due to travel sanctions and increased geopolitical pressures. RevPAR growth in the U.S. was driven by increased demand in certain markets as a result of hurricane relief efforts.

The table below provides a reconciliation of income (loss) from continuing operations, net of taxes, to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Income (loss) from continuing operations, net of taxes	$769	$1,089	$(17)
Interest expense	371	351	334
Income tax expense (benefit)	309	(336)	557
Depreciation and amortization	325	336	353
EBITDA	1,774	1,440	1,227
Gain on sales of assets, net	—	—	(8)
Loss (gain) on foreign currency transactions	11	(3)	16
Loss on debt extinguishment	—	60	—
FF&E replacement reserves	50	55	55
Share-based compensation expense	127	121	81
Amortization of contract acquisition costs	27	17	16
Net other expenses from managed and franchised properties	85	172	12
Other adjustment items(1)	27	47	85
Adjusted EBITDA	$2,101	$1,909	$1,484
____________

(1)
Includes adjustments for transaction costs related to the spin-offs for the year ended December 31, 2017; impairment loss for the years ended December 31, 2017 and 2016; and severance and other items for all periods. Transaction costs related to the spin-offs for the year ended December 31, 2016 are included in discontinued operations and, therefore, are excluded from the presentation above.

Revenues

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(in millions)
Franchise and licensing fees	$1,530	$1,321	$1,091	15.8	21.1

Base and other management fees	$321	$324	$230	(0.9)	40.9
Incentive management fees	235	222	142	5.9	56.3
Total management fees	$556	$546	$372	1.8	46.8

The addition of new managed and franchised properties to our system and the increases in RevPAR at our comparable managed and franchised hotels yielded increases in management and franchise fees in all periods.

Including new development and ownership type transfers, we added, on a net basis, 829 managed and franchised properties from January 1, 2017 to December 31, 2018 and 744 managed and franchised properties from January 1, 2016 to December 31, 2017, providing an additional 144,149 rooms and 133,921 rooms, respectively, to our management and franchise segment. As new hotels stabilize in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods.

Franchise and licensing fees increased as a result of increases in RevPAR at our comparable franchised hotels of 2.3 percent and 2.0 percent during the years ended December 31, 2018 and 2017, respectively, due to increases in ADR of 1.6 percent and 0.9 percent, respectively, as well as increased occupancy of 0.5 percentage points and 0.8 percentage points, respectively. Franchise and licensing fees also increased during the years ended December 31, 2018 and 2017 as a result of net increases in licensing and other fees of $112 million and $148 million, respectively.

On a comparable basis, management fees increased during the years ended December 31, 2018 and 2017 as a result of increases in RevPAR at our managed hotels of 4.4 percent and 3.4 percent, respectively, due to increased occupancy of 1.7 percentage points and 2.4 percentage points, respectively, and, for the year ended December 31, 2018, increased ADR of 2.1 percent. For the year ended December 31, 2018, the increase in management fees was partially offset by a decrease in base and other management fees that was the result of termination fees recognized during the year ended December 31, 2017.

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(in millions)
Owned and leased hotels	$1,484	$1,432	1,434	3.6	(0.1)
The changes in owned and leased hotel revenues during the years ended December 31, 2018 and 2017 primarily included an increase of $21 million and a decrease of $41 million, respectively, resulting from foreign currency exchange rates and, on a currency neutral basis, increases of $48 million and $41 million, respectively, related to our comparable owned and leased hotels.

The increases in revenues at our comparable owned and leased hotels were primarily the result of improved performance due to increases in RevPAR of 5.3 percent and 4.8 percent during the years ended December 31, 2018 and 2017, respectively, driven by increases in ADR of 3.8 percent and 3.2 percent, respectively, and occupancy growth of 1.1 percentage points and 1.2 percentage points, respectively. These increases were partially offset by decreases in revenues, on a currency neutral basis, at our non-comparable owned and leased hotels, of which $18 million and $5 million, respectively, were due to lease terminations and, for the year ended December 31, 2017, the disposal of a property, which were only partially offset by increases in revenues from a property that opened in 2017.

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(in millions)
Other revenues	$98	$105	$82	(6.7)	28.0

Other revenues decreased during the year ended December 31, 2018 and increased during the year ended December 31, 2017, primarily as a result of $28 million and $9 million of recoveries from the settlement of a claim by Hilton to a third party related to our defined benefit plans that were recognized during the years ended December 31, 2017 and 2016, respectively. The decrease during the year ended December 31, 2018 was partially offset by an increase in revenues from our purchasing operations due to increased volume.

Operating Expenses

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(in millions)
Owned and leased hotels	$1,332	$1,269	$1,279	5.0	(0.8)

The changes in owned and leased hotel expenses during the years ended December 31, 2018 and 2017 primarily included an increase of $20 million and a decrease of $40 million, respectively, resulting from foreign currency exchange rates and, on a currency neutral basis, increases of $51 million and $39 million, respectively, related to our comparable owned and leased hotels.

The increases in expenses at our comparable owned and leased hotels were primarily due to increased variable operating costs related to occupancy growth and, for the year ended December 31, 2018, increased contingent rent expense resulting from improved performance. The currency neutral increases during the years ended December 31, 2018 and 2017 were partially offset by decreases in owned and leased hotel expenses at our non-comparable owned and leased hotels, of which, $13 million and $6 million, respectively, were due to lease terminations and, for the year ended December 31, 2017, the disposal of a property, which were only partially offset by increases in expenses from a property that opened in 2017. Additionally, the changes included a $4 million refund of rent related to a lease termination that was recognized in 2017.

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(in millions)
Depreciation and amortization	$325	$336	$353	(3.3)	(4.8)
General and administrative	443	439	409	0.9	7.3
Other expenses	51	56	66	(8.9)	(15.2)

The decreases in depreciation and amortization expenses during the years ended December 31, 2018 and 2017 were primarily the result of decreases in amortization expense, driven by certain capitalized software costs being fully amortized during the years ended December 31, 2018 and 2017, respectively. Additionally, the decrease in depreciation and amortization expense during the year ended December 31, 2018 included a $5 million decrease in depreciation expense, primarily related to our leased hotels as a result of a lease termination and assets being fully depreciated in 2017.

The increases in general and administrative expenses during the years ended December 31, 2018 and 2017 were primarily the result of increases in payroll and compensation costs, including share-based compensation, which, for the year ended December 31, 2017, was largely driven by an increase in retirement eligible participants resulting in the acceleration of expense recognition, as well as additional expense recognized from a special equity grant to certain participants in connection with the spin-offs. These increases were partially offset by decreases in severance costs related to the 2015 sale and continued management of the Waldorf Astoria New York of $8 million and $10 million, respectively. Additionally, for the year ended December 31, 2017, there were $18 million of costs associated with the spin-offs, while similar costs for the year ended December 31, 2016 were included in discontinued operations.

Other expenses decreased during the year ended December 31, 2018 as a result of impairment losses and costs for the settlement of the claim relating to our defined benefit plans being recognized during the year ended December 31, 2017. These decreases were partially offset by an increase in expenses from our purchasing operations. The decrease in other expenses during the year ended December 31, 2017 was primarily a result of decreased impairment losses of $11 million.

Non-operating Income and Expenses

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(in millions)
Interest expense	$(371)	$(351)	$(334)	5.7	5.1
Gain (loss) on foreign currency transactions	(11)	3	(16)	NM(1)	NM(1)
Loss on debt extinguishment	—	(60)	—	NM(1)	NM(1)
Other non-operating income, net	28	29	22	(3.4)	31.8
Income tax benefit (expense)	(309)	336	(557)	NM(1)	NM(1)
____________

(1)	Fluctuation in terms of percentage change is not meaningful.

The increases in interest expense were primarily due to the issuances of the 4.625% Senior Notes due 2025 (the "2025 Senior Notes") and the 4.875% Senior Notes due 2027 (the "2027 Senior Notes") in March 2017 and, for the year ended December 31, 2018, the issuance of the 5.125% Senior Notes due 2026 (the "2026 Senior Notes") in April 2018. The increase during the year ended December 31, 2017 also related to the issuance of the 4.250% Senior Notes due 2024 in August 2016 and the reclassification of losses from accumulated other comprehensive loss resulting from interest rate swaps dedesignated in 2016. These increases were partially offset by decreases in interest expense due to the March 2017 repayment of the 5.625% Senior Notes due 2021 (the "2021 Senior Notes") and the March 2017 refinancing of the senior secured term loan facility (the "Term Loans"), which reduced the interest rate on this borrowing. Additionally, for the year ended December 31, 2018, interest expense decreased due to the April 2018 partial repayment of the Term Loans and the reclassification of gains from accumulated other comprehensive loss resulting from the interest rate swap settled in 2018. See Note 9: "Debt" and Note 11: "Derivative Instruments and Hedging Activities" in our consolidated financial statements for additional information on our indebtedness and interest rate swaps, respectively.

The net gain and losses on foreign currency transactions for all periods were primarily related to changes in foreign currency rates on our short-term cross-currency intercompany loans. The changes were predominantly related to loans denominated in the Australian dollar ("AUD"), the British pound and the euro ("EUR").

The loss on debt extinguishment related to the repayment of the 2021 Senior Notes and included a redemption premium of $42 million and the accelerated recognition of $18 million of unamortized debt issuance costs during the year ended December 31, 2017.

Other non-operating income, net decreased during the year ended December 31, 2018 and increased during the year ended December 31, 2017 due to a $7 million gain that was recognized in 2017 related to an amendment of one of our capital leases. Additionally, for the year ended December 31, 2018, as a result of the partial repayments of the Term Loans in April and December 2018, we accelerated the recognition of deferred financing costs and discount driving a $6 million decrease, which was partially offset by a combined $12 million gain related to the refinancing and early repayment of a loan we issued that financed the construction of a hotel that we manage.

On December 22, 2017, H.R.1, known as the Tax Cuts and Jobs Act of 2017 (the "TCJ Act") was signed into law, which permanently reduced the corporate income tax rate from a graduated 35 percent to a flat 21 percent rate and imposed a one-time transition tax in 2017 on earnings of foreign subsidiaries that were previously deferred. The increase in income tax expense during the year ended December 31, 2018 was the result of a one-time benefit recorded during the year ended December 31, 2017 related to the TCJ Act, as well as an increase in income from continuing operations before incomes taxes, partially offset by the decrease in the annual effective tax rate as a result of the TCJ Act. The income tax benefit during the year ended December 31, 2017 was primarily due to a benefit of $600 million for the estimated impact of the transition tax and the remeasurement of deferred tax assets and liabilities and other tax liabilities based on the rates at which they are expected to reverse in the future. This benefit was partially offset by an increase in tax expense attributable to an increase in income from continuing operations before income taxes compared to the year ended December 31, 2016. See Note 14: "Income Taxes" in our consolidated financial statements for additional information.

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

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(in millions)
Revenues:
Management and franchise(1)	$2,157	$1,927	$1,521	11.9	26.7
Ownership	1,484	1,432	1,434	3.6	(0.1)
Segment revenues	3,641	3,359	2,955	8.4	13.7
Amortization of contract acquisition costs	(27)	(17)	(16)	58.8	6.3
Other revenues	98	105	82	(6.7)	28.0
Other revenues from managed and franchised properties	5,238	4,727	3,597	10.8	31.4
Intersegment fees elimination(1)	(44)	(43)	(42)	2.3	2.4
Total revenues	$8,906	$8,131	$6,576	9.5	23.6

Operating Income(1):
Management and franchise	$2,157	$1,927	$1,521	11.9	26.7
Ownership	108	120	113	(10.0)	6.2
Segment operating income	$2,265	$2,047	$1,634	10.6	25.3
____________

(1)	Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our consolidated financial statements.

Management and franchise segment revenues and operating income increased $230 million and $406 million during the years ended December 31, 2018 and 2017, respectively, as a result of the net addition of managed and franchised properties to our system, increases in RevPAR at our comparable managed and franchised hotels of 2.9 percent and 2.4 percent, respectively, and increases in licensing fees. Refer to "—Revenues" for further discussion of the increases in revenues from our managed and franchised properties.

The changes in ownership segment revenues were the result of foreign currency exchange rates and increases in revenues from our comparable owned and leased hotels due to increases in RevPAR, as well as net decreases in revenues from our non-comparable owned and leased hotels. Ownership operating income decreased during the year ended December 31, 2018 as a result of the increase in owned and leased hotel expenses, partially offset by an increase in segment revenues. Ownership operating income increased during the year ended December 31, 2017 primarily as a result of a decrease in owned and leased hotel expenses. Refer to "—Revenues" and "—Operating Expenses" for further discussion of the changes in revenues and operating expenses at our owned and leased hotels.

Liquidity and Capital Resources

Overview

As of December 31, 2018, we had total cash and cash equivalents of $484 million, including $81 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance related to cash collateral on our self-insurance programs.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including costs associated with the management and franchising of hotels, corporate expenses, payroll and compensation costs, taxes and compliance costs, interest payments on our outstanding indebtedness, contract acquisition costs and capital expenditures for renovations and maintenance at the hotels within our ownership segment. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements to the hotels within our ownership segment, commitments to owners in our management and franchise segment, dividends as declared, share repurchases and corporate capital and information technology expenditures.

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

During the years ended December 31, 2018 and 2017, we repurchased 23.5 million and 13.5 million shares of our common stock for $1.7 billion and $891 million, respectively, which we funded with borrowings and available cash.

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Year Ended December 31,			Percent Change
	2018	2017	2016(1)	2018 vs. 2017	2017 vs. 2016
	(in millions)
Net cash provided by operating activities	$1,255	$849	$1,310	47.8	(35.2)
Net cash used in investing activities	(131)	(147)	(423)	(10.9)	(65.2)
Net cash used in financing activities	(1,300)	(1,724)	(44)	(24.6)	NM(2)
____________

(1)	Includes the cash flows from operating activities, investing activities and financing activities of Hilton, Park and HGV.

(2)	Fluctuation in terms of percentage change is not meaningful.

Operating Activities

Cash flows from operating activities were primarily generated from management and franchise fee revenue and operating income from our owned and leased hotels and, for the year ended December 31, 2016, sales of timeshare units.

The $406 million increase in net cash provided by operating activities during the year ended December 31, 2018 was primarily the result of improved operating results from our management and franchise business, including net growth in properties, as well as a decrease in net cash paid for income taxes of $238 million. The increase was partially offset by an increase in contract acquisition costs.

The $461 million decrease in net cash provided by operating activities during the year ended December 31, 2017 was primarily the result of a decrease in operating income from our owned and leased properties and sales of timeshare units as a result of the spin-offs.

Investing Activities

For the years ended December 31, 2018, 2017 and 2016, net cash used in investing activities consisted primarily of capital expenditures for property and equipment and capitalized software costs. Our capital expenditures for property and equipment primarily consisted of expenditures related to our corporate facilities and the renovation of hotels in our ownership segment which, for the year ended December 31, 2016, included those hotels owned by Park following completion of the spin-offs. Our capitalized software costs related to various systems initiatives for the benefit of both our hotel owners and our overall corporate operations. Additionally, during the year ended December 31, 2018, these expenditures were offset by the receipt of the repayment of a loan we issued that financed the construction of a hotel that we manage.

Financing Activities

The $424 million decrease in net cash used in financing activities during the year ended December 31, 2018 was primarily attributable to the transfer of cash in connection with the spin-offs during 2017 and the issuance of the $1.5 billion 2026 Senior Notes during the year ended December 31, 2018. These decreases were partially offset by the $800 million repayment of the Term Loans, as well as $1.9 billion of capital returned to our stockholders, which includes dividends and share repurchases, during the year ended December 31, 2018 compared to $1.1 billion of capital returned during the year ended December 31, 2017.

The $1,680 million increase in net cash used in financing activities during the year ended December 31, 2017 was primarily the result of cash transferred in connection with the spin-offs and an increase of $809 million in capital returned to stockholders. In addition, during the year ended December 31, 2017, we received $1.5 billion in proceeds from the issuance of the 2025 Senior Notes and 2027 Senior Notes, which we used with available cash to repay in full our 2021 Senior Notes, including a redemption premium of $42 million.

Debt and Borrowing Capacity

As of December 31, 2018, our total indebtedness, excluding unamortized deferred financing costs and discount, was approximately $7.4 billion. For additional information on our total indebtedness, debt issuances and repayments and guarantees on our debt, refer to Note 9: "Debt" and Note 23: "Condensed Consolidating Guarantor Financial Information" in our consolidated financial statements.

Our senior secured revolving credit facility (the "Revolving Credit Facility") provides for $1.0 billion in borrowings, including the ability to draw up to $150 million in the form of letters of credit. As of December 31, 2018, we had $63 million of letters of credit outstanding, leaving us with a borrowing capacity of $937 million. The maturities of the letters of credit were within one year as of December 31, 2018, and the majority of them related to our self-insurance programs. Subsequent to December 31, 2018, we drew a net $100 million under the Revolving Credit Facility.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2018:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Long-term debt(1)	$9,111	$325	$651	$3,745	$4,390
Capital leases	312	30	60	58	164
Operating leases	1,681	206	357	253	865
Purchase commitments	224	60	100	37	27
Total contractual obligations	$11,328	$621	$1,168	$4,093	$5,446
____________

(1)	Includes principal, as well as estimated interest payments. For our variable-rate debt, we have assumed a constant 30-day LIBOR rate of 2.51 percent as of December 31, 2018.

The total amount of unrecognized tax benefits as of December 31, 2018 was $318 million. This amount is excluded from the table above because these unrecognized tax benefits are uncertain and subject to the findings of the taxing authorities in the jurisdictions where we are subject to taxation. It is possible that the amount of the liability for unrecognized tax benefits could change. Refer to Note 14: "Income Taxes" in our consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of December 31, 2018 included letters of credit of $63 million and performance guarantees with possible cash outlays of approximately $36 million, for which we accrued $12 million as of December 31, 2018 for estimated probable exposure. Additionally, we enter into purchase commitments in the normal course of business for which we are reimbursed by the owners of our managed and franchised hotels to operate our marketing, sales and brand programs. These obligations have minimal or no net effect on our future cash flows. See Note 20: "Commitments and Contingencies" in our consolidated financial statements for additional information.

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

Property and Equipment

We evaluate the carrying value of our property and equipment for potential impairment by comparing the expected undiscounted future cash flows to the net carrying value of the assets if we determine there are indicators of impairment.

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

We had $367 million of property and equipment, net as of December 31, 2018. Changes in estimates and assumptions used in our impairment testing of property and equipment could result in future impairment losses, which could be material.

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

As of December 31, 2018, we had a $1,669 million liability for guest loyalty program, including $700 million reflected as a current liability, and deferred revenues of $471 million, including $186 million reflected as a current liability. Changes in the estimates used in developing our breakage rate or other expected future program operations could result in material changes to our liability for guest loyalty program and deferred revenues.

Income Taxes

See Note 14: "Income Taxes" in our consolidated financial statements for discussion on the effects of the TCJ Act.

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

We use a prescribed more-likely-than-not recognition threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return if there is uncertainty in income taxes recognized in the consolidated financial statements. When determining the amount of tax benefit to be recognized, we assume, among other items, the position will be examined, the examiner will have all relevant information and the evaluation of the position should be based on its technical merits. Further, estimates based on the tax position’s technical merits and amounts we would ultimately accept in a negotiated settlement with the tax authorities are used to measure the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Changes to these assumptions and estimates can lead to an additional income tax benefit (expense), which can materially affect our consolidated financial statements.

Legal Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. An estimated loss from a loss contingency will be accrued by a charge to income if it is probable and the amount of the loss can be reasonably estimated. Significant judgment is required when we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially affect our consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates, which may affect future income, cash flows and the fair value of the Company, depending on changes to interest rates or foreign exchange rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into derivative financial instruments intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial instruments to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate debt. We are most vulnerable to changes in one-month LIBOR, as the interest rate on our variable-rate debt is based on this index. We use interest rate swaps in order to maintain an appropriate level of exposure to interest rate variability. As of December 31, 2018, we held interest rate swaps through which we receive one-month LIBOR and pay a fixed rate on a portion of the Term Loans. We elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

The following table sets forth the contractual maturities and the total fair values as of December 31, 2018 for our financial instruments that are materially affected by interest rate risk, including long-term debt and interest rate swaps. For long-term debt, the table presents contractual maturities and related weighted average interest rates. For the interest rate swaps, the table presents the notional amount and weighted average interest rate by contractual maturity date. Fixed rates are the weighted average actual rates, and variable rates are the weighted average market rates prevailing as of December 31, 2018 for the interest rate hedges in place.

	Maturities by Period
	2019	2020	2021	2022	2023	Thereafter	Carrying Value	Fair Value
	(in millions, excluding interest rates)
Long-term debt:
Fixed-rate long-term debt(1)(2)	$—	$—	$—	$—	$—	$3,949	$3,949	$3,809
Weighted average interest rate							4.76%
Variable-rate long-term debt(2)	$—	$—	$—	$—	$3,091	$—	$3,091	$3,039
Weighted average interest rate							4.26%
Interest rate swaps:
Variable to fixed(3)(4)	$—	$—	$—	$1,600	$—	$—	$1,600	$23
Variable interest rate payable(5)							4.26%
Fixed interest rate receivable(6)							1.98%
____________

(1)	Excludes capital lease obligations with a carrying value of $225 million and debt of consolidated VIEs with a carrying value of $17 million as of December 31, 2018.

(2)	Carrying value includes unamortized deferred financing costs and discount.

(3)	The carrying value balance reflects the notional amount. We measure our derivative instruments at fair value.

(4)
Excludes an interest rate swap agreement with a notional amount of $1.6 billion, which swaps one-month LIBOR on the Term Loans to a fixed rate of 3.03 percent, with a term for the period from March 2022 to March 2023, and had a fair value of $7 million as of December 31, 2018.

(5)	Represents the estimated interest rate payable.

(6)	Represents the interest rate receivable.

Refer to Note 11: "Derivative Instruments and Hedging Activities" and Note 12: "Fair Value Measurements" in our consolidated financial statements for additional information on the fair value measurements of our derivatives and financial assets and liabilities, respectively.

Foreign Currency Exchange Rate Risk

We conduct business in various currencies and are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. Our principal exposure results from management and franchise fees earned in foreign currencies and revenues from our international leased hotels, partially offset by foreign operating expenses. The value of these revenues and expenses could change materially in reference to the functional currencies of the exposed entities and to our reporting currency, USD. We also have exposure from our international financial assets and liabilities, including certain intercompany loans not deemed to be permanently invested, the value of which could change materially in reference to the functional currencies of the exposed entities. As of December 31, 2018, our largest net exposures were to AUD and EUR.

We use forward contracts designated as cash flow hedges to offset exposure from foreign currency exchange rate risks associated with our management and franchise fees denominated in certain foreign currencies. We use forward contracts not designated as hedging instruments to offset exposure to cash balances denominated in foreign currencies. Refer to Note 11: "Derivative Instruments and Hedging Activities" in our consolidated financial statements for additional information on the fair value and earnings effect of these forward contracts, which we do not consider to be material to our consolidated financial statements.

Item 8.        Financial Statements and Supplementary Data

Management's Report on Internal Control Over Financial Reporting

Management of Hilton Worldwide Holdings Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States ("U.S.") generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the Company that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.

Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2018. The report is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hilton Worldwide Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hilton Worldwide Holdings Inc.'s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hilton Worldwide Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Hilton Worldwide Holdings Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity, for each of the three years in the period ended December 31, 2018 of the Company and the related notes, and our report dated February 13, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
February 13, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hilton Worldwide Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hilton Worldwide Holdings Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2019 expressed an unqualified opinion thereon.

Adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606)

As discussed in Note 2 to the financial statements, the Company changed its method for recognizing revenue from contracts with customers due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12, on January 1, 2018 using the full retrospective adoption method.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Tysons, Virginia
February 13, 2019

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$403	$570
Restricted cash and cash equivalents	81	100
Accounts receivable, net of allowance for doubtful accounts of $42 and $29	1,150	1,005
Prepaid expenses	160	127
Income taxes receivable	20	36
Other	169	169
Total current assets (variable interest entities – $90 and $93)	1,983	2,007
Intangibles and Other Assets:
Goodwill	5,160	5,190
Brands	4,869	4,890
Management and franchise contracts, net	872	953
Other intangible assets, net	415	433
Property and equipment, net	367	353
Deferred income tax assets	90	111
Other	239	291
Total intangibles and other assets (variable interest entities – $178 and $171)	12,012	12,221
TOTAL ASSETS	$13,995	$14,228
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$1,530	$1,416
Current portion of deferred revenues	350	366
Current maturities of long-term debt	16	46
Income taxes payable	19	12
Current portion of liability for guest loyalty program	700	622
Total current liabilities (variable interest entities – $56 and $58)	2,615	2,462
Long-term debt	7,266	6,556
Deferred revenues	826	829
Deferred income tax liabilities	898	931
Liability for guest loyalty program	969	839
Other	863	920
Total liabilities (variable interest entities – $263 and $271)	13,437	12,537
Commitments and contingencies – see Note 20
Equity:
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 332,105,163 issued and 294,815,890 outstanding as of December 31, 2018 and 331,054,014 issued and 317,420,933 outstanding as of December 31, 2017	3	3
Treasury stock, at cost; 37,289,273 shares as of December 31, 2018 and 13,633,081 shares as of December 31, 2017	(2,625)	(891)
Additional paid-in capital	10,372	10,298
Accumulated deficit	(6,417)	(6,981)
Accumulated other comprehensive loss	(782)	(741)
Total Hilton stockholders' equity	551	1,688
Noncontrolling interests	7	3
Total equity	558	1,691
TOTAL LIABILITIES AND EQUITY	$13,995	$14,228

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues
Franchise and licensing fees	$1,530	$1,321	$1,091
Base and other management fees	321	324	230
Incentive management fees	235	222	142
Owned and leased hotels	1,484	1,432	1,434
Other revenues	98	105	82
	3,668	3,404	2,979
Other revenues from managed and franchised properties	5,238	4,727	3,597
Total revenues	8,906	8,131	6,576

Expenses
Owned and leased hotels	1,332	1,269	1,279
Depreciation and amortization	325	336	353
General and administrative	443	439	409
Other expenses	51	56	66
	2,151	2,100	2,107
Other expenses from managed and franchised properties	5,323	4,899	3,609
Total expenses	7,474	6,999	5,716

Gain on sales of assets, net	—	—	8

Operating income	1,432	1,132	868

Interest expense	(371)	(351)	(334)
Gain (loss) on foreign currency transactions	(11)	3	(16)
Loss on debt extinguishment	—	(60)	—
Other non-operating income, net	28	29	22

Income from continuing operations before income taxes	1,078	753	540

Income tax benefit (expense)	(309)	336	(557)

Income (loss) from continuing operations, net of taxes	769	1,089	(17)
Income from discontinued operations, net of taxes	—	—	371
Net income	769	1,089	354
Net income attributable to noncontrolling interests	(5)	(5)	(16)
Net income attributable to Hilton stockholders	$764	$1,084	$338

Earnings (loss) per share:
Basic:
Net income (loss) from continuing operations per share	$2.53	$3.34	$(0.08)
Net income from discontinued operations per share	—	—	1.11
Net income per share	$2.53	$3.34	$1.03
Diluted:
Net income (loss) from continuing operations per share	$2.50	$3.32	$(0.08)
Net income from discontinued operations per share	—	—	1.11
Net income per share	$2.50	$3.32	$1.03

Cash dividends declared per share	$0.60	$0.60	$0.84

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2018	2017	2016
Net income	$769	$1,089	$354
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $6, $32 and $19	(70)	162	(159)
Pension liability adjustment, net of tax of $3, $(8) and $(2)	(9)	22	(57)
Cash flow hedge adjustment, net of tax of $(8), $(7) and $2	22	13	(2)
Total other comprehensive income (loss)	(57)	197	(218)

Comprehensive income	712	1,286	136
Comprehensive income attributable to noncontrolling interests	(5)	(5)	(15)
Comprehensive income attributable to Hilton stockholders	$707	$1,281	$121

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2018	2017	2016
Operating Activities:
Net income	$769	$1,089	$354
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of contract acquisition costs	27	17	16
Depreciation and amortization	325	336	673
Gain on sales of assets, net	—	—	(9)
Loss (gain) on foreign currency transactions	11	(3)	13
Loss on debt extinguishment	—	60	—
Share-based compensation	127	121	91
Amortization of deferred financing costs and other	16	15	32
Distributions from unconsolidated affiliates	4	1	22
Deferred income taxes	(14)	(729)	(85)
Contract acquisition costs	(103)	(75)	(55)
Changes in operating assets and liabilities:
Accounts receivable, net	(161)	(204)	(156)
Prepaid expenses	(39)	(11)	(20)
Income taxes receivable	17	(24)	84
Other current assets	(4)	—	(2)
Accounts payable, accrued expenses and other	139	25	248
Income taxes payable	9	(42)	28
Change in timeshare financing receivables	—	—	(54)
Change in deferred revenues	(18)	334	534
Change in liability for guest loyalty program	207	29	154
Change in other liabilities	(53)	(95)	(247)
Other	(4)	5	(311)
Net cash provided by operating activities	1,255	849	1,310
Investing Activities:
Capital expenditures for property and equipment	(72)	(58)	(317)
Payments received on other financing receivables	50	7	3
Capitalized software costs	(87)	(75)	(81)
Other	(22)	(21)	(28)
Net cash used in investing activities	(131)	(147)	(423)
Financing Activities:
Borrowings	1,676	1,824	4,715
Repayment of debt	(1,005)	(1,860)	(4,359)
Debt issuance costs and redemption premium	(21)	(69)	(76)
Dividends paid	(181)	(195)	(277)
Cash transferred in spin-offs of Park and HGV	—	(501)	—
Repurchases of common stock	(1,721)	(891)	—
Distributions to noncontrolling interests	(1)	(1)	(32)
Tax withholdings on share-based compensation	(44)	(31)	(15)
Acquisition of noncontrolling interest	(3)	—	—
Net cash used in financing activities	(1,300)	(1,724)	(44)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(10)	8	(15)
Net increase (decrease) in cash, restricted cash and cash equivalents	(186)	(1,014)	828
Cash, restricted cash and cash equivalents from continuing operations, beginning of period	670	1,183	633
Cash, restricted cash and cash equivalents from discontinued operations, beginning of period	—	501	223
Cash, restricted cash and cash equivalents, beginning of period	670	1,684	856
Cash, restricted cash and cash equivalents from continuing operations, end of period	484	670	1,183
Cash, restricted cash and cash equivalents from discontinued operations, end of period	—	—	501
Cash, restricted cash and cash equivalents, end of period	$484	$670	$1,684

See notes to consolidated financial statements. For supplemental disclosures, see Note 22: "Supplemental Disclosures of Cash Flow Information."

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Equity Attributable to Hilton Stockholders
				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Common Stock		Treasury Stock		Accumulated Deficit		Noncontrolling Interests	Total
	Shares	Amount
Balance as of December 31, 2015	329	$3	$—	$10,158	$(3,392)	$(784)	$(34)	$5,951
Net income	—	—	—	—	338	—	16	354
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	—	—	—	(158)	(1)	(159)
Pension liability adjustment	—	—	—	—	—	(57)	—	(57)
Cash flow hedge adjustment	—	—	—	—	—	(2)	—	(2)
Other comprehensive loss	—	—	—	—	—	(217)	(1)	(218)
Dividends	—	—	—	—	(279)	—	—	(279)
Share-based compensation	—	—	—	62	—	—	—	62
Distributions	—	—	—	—	—	—	(32)	(32)
Deconsolidation of a variable interest entity	—	—	—	—	—	—	(4)	(4)
Cumulative effect of the adoption of ASU 2014-09	—	—	—	—	(212)	—	—	(212)
Cumulative effect of the adoption of ASU 2015-02	—	—	—	—	—	—	5	5
Balance as of December 31, 2016	329	3	—	10,220	(3,545)	(1,001)	(50)	5,627
Net income	—	—	—	—	1,084	—	5	1,089
Other comprehensive income, net of tax:
Currency translation adjustment	—	—	—	—	—	162	—	162
Pension liability adjustment	—	—	—	—	—	22	—	22
Cash flow hedge adjustment	—	—	—	—	—	13	—	13
Other comprehensive income	—	—	—	—	—	197	—	197
Dividends	—	—	—	—	(196)	—	—	(196)
Repurchases of common stock	(14)	—	(891)	—	—	—	—	(891)
Share-based compensation	2	—	—	77	—	—	—	77
Distributions	—	—	—	—	—	—	(1)	(1)
Spin-offs of Park and HGV	—	—	—	—	(4,323)	63	49	(4,211)
Cumulative effect of the adoption of ASU 2016-09	—	—	—	1	(1)	—	—	—
Balance as of December 31, 2017	317	3	(891)	10,298	(6,981)	(741)	3	1,691
Net income	—	—	—	—	764	—	5	769
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	—	(70)	—	(70)
Pension liability adjustment	—	—	—	—	—	(9)	—	(9)
Cash flow hedge adjustment	—	—	—	—	—	22	—	22
Other comprehensive loss	—	—	—	—	—	(57)	—	(57)
Dividends	—	—	—	—	(184)	—	—	(184)
Repurchases of common stock	(23)	—	(1,721)	—	—	—	—	(1,721)
Share-based compensation	1	—	(13)	77	—	—	—	64
Distributions	—	—	—	—	—	—	(1)	(1)
Acquisition of noncontrolling interest	—	—	—	(3)	—	—	—	(3)
Cumulative effect of the adoption of ASU 2018-02	—	—	—	—	(16)	16	—	—
Balance as of December 31, 2018	295	$3	$(2,625)	$10,372	$(6,417)	$(782)	$7	$558

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the
"Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts, including timeshare properties. As of December 31, 2018, we managed, franchised, owned or leased 5,685 hotels and resorts, totaling 912,960 rooms in 113 countries and territories.

In March 2017, HNA Tourism Group Co., Ltd and certain affiliates ("HNA") acquired 82.5 million shares of Hilton common stock from affiliates of The Blackstone Group L.P. ("Blackstone"), resulting in a 25 percent equity interest of our common stock. In April and May 2018, HNA and Blackstone, respectively, fully divested of their investments in Hilton.

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

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements present the consolidated financial position and results of operations of Hilton as of and for the years ended December 31, 2018, 2017 and 2016, with the combined historical financial results of Park and HGV for the year ended December 31, 2016 reflected as discontinued operations. Unless otherwise indicated, the information in the notes to the consolidated financial statements refer only to Hilton's continuing operations and do not include discussion of balances or activity of Park or HGV.

Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries and entities in which we have a controlling financial interest, including variable interest entities ("VIEs") for which we are the primary beneficiary. Entities in which we have a controlling financial interest generally comprise majority owned real estate ownership and management enterprises.

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

Use of Estimates

The preparation of financial statements in conformity with United States ("U.S") generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates.

Reclassifications

On January 1, 2018, we adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") using the full retrospective approach as of January 1, 2016. All amounts and disclosures set forth in this Form 10-K reflect the necessary adjustments required for the adoption of this standard, including the reclassification of prior period balances to conform to current year presentation. See "Summary of Significant Accounting Policies" below for additional information.

Summary of Significant Accounting Policies

Revenue Recognition

Revenues are primarily derived from management and franchise contracts with third-party hotel and resort owners, as well as from our owned and leased hotels. The majority of our performance obligations are a series of distinct goods or services, for which we receive variable consideration through our management and franchise fees or fixed consideration through our owned and leased hotels. We allocate the variable fees to the distinct services to which they relate applying the prescribed variable consideration allocation guidance, and we allocate fixed consideration to the related performance obligations based on their estimated standalone selling prices.

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

•
Substantive rights for free or discounted goods or services to hotel guests are satisfied at the earlier point in time of either when the substantive right expires or the underlying free or discounted good or service is provided to the hotel guest.

Each of the identified performance obligations is considered to be a series of distinct services transferred over time. While the underlying activities may vary from day to day, the nature of the commitments are the same each day, and the property owner can independently benefit from each day's services. Management and franchise fees are typically based on the sales or usage of the underlying hotel, with the exception of fixed upfront fees, which usually represent an insignificant portion of the transaction price.

Franchise and licensing fees represent fees earned in connection with the licensing of one of our brands, usually under long-term contracts with the property owner, and include the following:

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

•
Licensing fees are earned from: (i) a license agreement with HGV to use certain Hilton marks and IP in its timeshare business, which are typically billed and collected monthly, and revenue is generally recognized at the same time the fees are billed and (ii) co-brand credit card arrangements, which are recognized as revenue when points for our guest loyalty program, Hilton Honors, are issued, generally as spend on the co-branded credit card occurs; see further discussion below under "Hilton Honors."

Consideration paid or anticipated to be paid to incentivize hotel owners to enter into franchise contracts with us is amortized over the life of the applicable contract as a reduction to franchise and licensing fees.

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

We do not estimate revenues expected to be recognized related to our unsatisfied performance obligations for our: (i) royalty fees, since they are considered sales-based royalty fees recognized as hotel room sales occur in exchange for licenses of our brand names over the terms of the franchise contracts and (ii) base management fees and incentive management fees, since they are allocated entirely to the wholly unsatisfied promise to transfer management services, which form part of a single performance obligation in a series, over the term of the individual management contract.

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

•
Indirect reimbursements include marketing expenses and other expenses associated with our brands and shared services, which are paid from fees collected by Hilton from the managed and franchised properties. Indirect reimbursements are typically billed and collected monthly, based on the underlying hotel's sales or usage (such as gross room revenue and number of reservations processed), and revenue is generally recognized as services are provided. System implementation fees charged to property owners are deferred and recognized as revenue over the term of the management or franchise contract. The corresponding expenses are expensed as incurred and are presented as other expenses from managed and franchised properties in our consolidated statements of operations and are expected to equal the revenues earned from indirect reimbursements over time.

The management and franchise fees and reimbursements from third-party hotel owners are allocated to the performance obligations and the distinct services to which they relate using their estimated standalone selling prices. The terms of the fees earned under the contract relate to a specific outcome of providing the services (e.g., hotel room sales) or to Hilton's efforts (e.g., costs) to satisfy the performance obligations. Using time as the measure of progress, we recognize fee revenue and indirect reimbursements in the period earned per the terms of the contract and revenue related to direct reimbursements in the period in which the cost is incurred.

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

•
Noncancellable room reservations and banquet or conference reservations represent a series of distinct goods or services provided over time and satisfied as each distinct good or service is provided, which is reflected by the duration of the reservation.

•
Substantive rights for free or discounted goods or services are satisfied at the earlier of when: (i) the substantive right expires or (ii) the underlying free or discounted good or service is provided to the hotel guest.

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

Owned and leased hotel revenues primarily consist of hotel room sales, revenue from accommodations sold in conjunction with other services (e.g., package reservations), food and beverage sales and other ancillary goods and services (e.g., parking) related to owned, leased and consolidated non-wholly owned hotel properties. Revenue is recognized when rooms are occupied or goods and services have been delivered or rendered, respectively. Payment terms typically align with when the goods and services are provided. Owned and leased hotel revenues are reduced upon issuance of Hilton Honors points for Hilton Honors members' paid stay transactions and are recognized when Hilton Honors points are redeemed for a free stay at an owned or leased hotel (see the "Hilton Honors" section below for additional information).

Although the transaction prices of hotel room sales, goods and other services are generally fixed and based on the respective room reservation or other agreement, an estimate to reduce the transaction price is required if a discount is expected to be provided to the customer. For package reservations, the transaction price is allocated to the performance obligations within the package based on the estimated standalone selling prices of each component. On occasion, the hotel may also provide the customer with a substantive right to a free or discounted good or service in conjunction with a room reservation or banquet contract (e.g., free breakfast and free room night for every four nights booked). These substantive rights are considered separate performance obligations to which a portion of the transaction price is allocated based on the estimated standalone selling prices of the good or service, adjusted for the likelihood the hotel guest will exercise the right.

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

Discontinued Operations

In determining whether a group of assets that is disposed (or to be disposed) should be presented as a discontinued operation, we analyze whether the group of assets being disposed represents a component of the Company; that is, whether it had historic operations and cash flows that were clearly distinguished, both operationally and for financial reporting purposes. In addition, we consider whether the disposal represents a strategic shift that has or will have a major effect on our operations and financial results. The historical results and financial position of discontinued operations are separately presented in our consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents include cash balances established as security for certain guarantees, ground rent and property tax escrows, insurance, including self-insurance collateral, and furniture, fixtures and equipment replacement reserves required under certain lease agreements.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided on accounts receivable when losses are probable based on historical collection activity and current business conditions.

Contract Assets

Contract assets relate to incentive management fees for which the period of service has passed, but for which our right to consideration is conditional upon completing the requirements of the incentive fee period. Contract assets are included in other current assets in our consolidated balance sheets and are reclassified to accounts receivable when our right to consideration becomes unconditional.

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

In connection with the October 24, 2007 transaction whereby we became a wholly owned subsidiary of affiliates of Blackstone (the "Merger"), we recorded goodwill representing the excess purchase price over the fair value of the other identified assets and liabilities. We evaluate goodwill for potential impairment by comparing the carrying values of our reporting units to their fair values. Our reporting units are the same as our operating segments as described in Note 19: "Business Segments." In any year we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or if we decide to bypass the qualitative assessment, we perform a quantitative analysis. The quantitative analysis is used to identify both the existence of impairment and the amount of the impairment loss by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. The estimated fair value is based on internal projections of expected future cash flows and operating plans, as well as market conditions relative to the operations of our reporting units. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired; otherwise, an impairment loss would be recognized in our consolidated statements of operations in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Brands

We manage, franchise, own and lease hotels under our portfolio of brands. There are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of these brands and, accordingly, the useful lives of these brands are considered to be indefinite. As of December 31, 2018, our brand portfolio included Waldorf Astoria Hotels & Resorts, LXR Hotels & Resorts, Conrad Hotels & Resorts, Canopy by Hilton, Hilton Hotels & Resorts, Curio Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton, Embassy Suites by Hilton, Motto by Hilton, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton, Home2 Suites by Hilton and our timeshare brand, Hilton Grand Vacations.

At the time of the Merger, our brands were assigned a fair value based on a common valuation technique known as the relief from royalty approach. LXR Hotels & Resorts, Canopy by Hilton, Curio Collection by Hilton, Tapestry Collection by Hilton, Motto by Hilton, Tru by Hilton, and Home2 Suites by Hilton were launched post-Merger and, as such, they were not assigned fair values, and we do not have any intangible assets for these brands recorded in our consolidated balances sheets. We evaluate our brands intangible assets for impairment on an annual basis or at other times during the year if indicators of impairment exist. In any year we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or if we decide to bypass the qualitative assessment, we perform a quantitative analysis. The estimated fair value is based on internal projections of expected future cash flows. If a brand intangible asset’s estimated current fair value is less than its respective carrying value, the excess of the carrying value over the estimated fair value is recognized in our consolidated statements of operations as an impairment loss.

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

Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives, which for contract acquisition costs and development commissions is the contract term, including any renewal periods that are at our sole option. These estimated useful lives are generally as follows: management contracts recorded at the Merger (13 to 16 years); management contract acquisition costs and development commissions (20 to 30 years); franchise contracts recorded at the Merger (12 to 13 years); franchise contract acquisition costs and development commissions (10 to 20 years); leases (12 to 35 years); Hilton Honors (16 years); and capitalized software development costs (3 years). In our consolidated statements of operations, the amortization of these intangible assets, excluding contract acquisition costs, is included in depreciation and amortization expense, and the amortization of contract acquisition costs is recognized as a reduction to franchise and licensing fees and base and other management fees, based on contract type. Costs incurred prior to the acquisition of a contract, such as external legal costs, are expensed as incurred and included in general and administrative expenses in our consolidated statements of operations. Cash flows for contract acquisition costs and development commissions are included as operating activities in our consolidated statements of cash flows, and cash flows for software development costs are included as investing activities.

We review all finite lived intangible assets for impairment when indicators of impairment exist. We perform an analysis to determine the recoverability of the asset group carrying value by comparing the expected undiscounted future cash flows to the net book value of the asset group. If the carrying value of the asset group is not recoverable, we recognize an impairment loss for the excess carrying value over the estimated fair value in our consolidated statements of operations.

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

We evaluate the carrying value of our property and equipment if there are indicators of impairment. We perform an analysis to determine the recoverability of the asset group carrying value by comparing the expected undiscounted future cash flows to the net book value of the asset group. If it is determined that the expected undiscounted future cash flows are less than the net carrying value of the asset group, the excess of the net carrying value over the estimated fair value is recorded in our consolidated statements of operations within impairment loss. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset group using discount and capitalization rates deemed reasonable for the type of assets, as well as prevailing market conditions, appraisals, recent similar transactions in the market and, if appropriate and available, current estimated net sales proceeds from pending offers.

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

Hilton Honors

Hilton Honors is our guest loyalty and marketing program provided to our hotel and resort properties. Nearly all of our managed, franchised, owned and leased properties participate in the Hilton Honors program. Hilton Honors members earn points based on their spending at our participating properties and through participation in affiliated partner programs. When points are earned by Hilton Honors members, they are provided with a substantive right to free or discounted goods or services in the future upon accumulation of the required level of Hilton Honors points. Points may be redeemed for the right to stay at participating properties, as well as for other goods and services from third parties, including, but not limited to, airlines, car rentals, cruises, vacation packages, shopping and dining.

As points are issued to a Hilton Honors member, the property or program partner pays Hilton Honors based on an estimated cost per point for the costs of operating the program, which include marketing, promotion, communication and administrative expenses, as well as the estimated cost of award redemptions. When these payments are received we record amounts equal to the estimated cost per point of the future redemption obligation within the liability for guest loyalty program and any amounts received in excess of the estimated cost per point within deferred revenues in our consolidated balance sheets. We engage outside actuaries to assist in determining the fair value of the future redemption obligation using statistical formulas that project future point redemptions based on factors that include historical experience, an estimate of points that will eventually be redeemed, which includes an estimate of "breakage" for points that will never be redeemed, and the cost of reimbursing properties and other third parties with respect to other redemption opportunities available to Hilton Honors members. When points are issued as a result of a stay at an owned or leased hotel, we recognize a reduction in owned and leased hotel revenues, since we are also the guest loyalty program sponsor. For the Hilton Honors fees that are charged to the participating properties, we allocate the fees to the substantive right created by the Hilton Honors points that are issued using the variable consideration allocation guidance, since the fees are directly related to the issuance of Hilton Honors points to the Hilton Honors member and Hilton's efforts to satisfy the future redemption of those Hilton Honors points.

The transaction prices for the Hilton Honors points are reduced by the expected payments to the third parties that will provide the free or discounted room or service using the actuarial projection of the cost per point. The remaining transaction price is then further allocated to the points that are expected to be redeemed, adjusting the points that are issued for estimated breakage, and recognized when those points are redeemed. While the points are outstanding, both the estimate of the expected payments to third parties (cost per point) and the estimated breakage are reevaluated, and the amount of revenue recognized when each point is redeemed is adjusted so that the final amount allocated to the substantive right of the customer to use the point is reflective of the amount retained for providing the free or discounted goods and services, net of the payments to third parties and points not redeemed.

We also earn licensing fees from co-brand credit card arrangements (see "Management and franchise revenues" within the "Revenue Recognition" section above). The co-brand license fee is allocated between two performance obligations based on their estimated standalone selling prices: (i) an IP license using the relief-from-royalty method and (ii) substantive rights for free or discounted goods or services to the credit card customers using a cost plus method based on an evaluation of other third-party administrators.

We satisfy our performance obligation related to points issued under Hilton Honors when points are redeemed for a free or discounted good or service by the Hilton Honors member, and we satisfy our remaining performance obligations over time as the customer simultaneously receives and consumes the benefits of the goods or services provided. Hilton Honors reimburses participating properties and applicable third parties when points are redeemed by members, at which time the redemption obligation is reduced and the related deferred revenue is recognized in other revenues from managed and franchised properties in our consolidated statements of operations. Additionally, when Hilton Honors members redeem award certificates at our owned and leased hotels, we recognize room revenue, included in owned and leased hotel revenues in our consolidated statements of operations.

Fair Value Measurements – Valuation Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (i.e., an exit price). We use the three-level valuation hierarchy for classification of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our own assumptions about the data market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized below:

•	Level 1 – Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

•	Level 3 – Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

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

We record all derivatives at fair value. On the date the derivative contract is entered into, we may designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid ("cash flow hedge"), a hedge of the fair value of a recognized asset or liability ("fair value hedge") or a hedge of our investment in a foreign operation ("net investment hedge"). Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge or net investment hedge are recorded in other comprehensive income (loss) in our consolidated statements of comprehensive income (loss) until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. If we do not specifically designate a derivative as one of the above, changes in the fair value of the undesignated derivative instrument are reported in current period earnings. Likewise, the ineffective portion of designated derivative instruments is reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the consolidated statements of cash flows, while cash flows from undesignated derivative financial instruments are included as an investing activity.

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

On a quarterly basis, we assess the effectiveness of our designated hedges in offsetting the variability in the cash flows or fair values of the hedged assets or obligations using the Hypothetical Derivative Method. This method compares the cumulative change in fair value of each hedging instrument to the cumulative change in fair value of a hypothetical hedging instrument, which has terms that identically match the critical terms of the respective hedged transactions. Thus, the hypothetical hedging instrument is presumed to perfectly offset the hedged cash flows. Ineffectiveness results when the cumulative change in the fair value of the hedging instrument exceeds the cumulative change in the fair value of the hypothetical hedging instrument. We discontinue hedge accounting prospectively when the derivative is no longer highly effective as a hedge, the underlying hedged transaction is no longer probable or the hedging instrument expires, is sold, terminated or exercised.

Currency Translation

The United States dollar ("USD") is our reporting currency and is the functional currency of our consolidated and unconsolidated entities operating in the U.S. The functional currency for our consolidated and unconsolidated entities operating outside of the U.S. is the currency of the primary economic environment in which the respective entity operates. Assets and liabilities measured in foreign currencies are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive income (loss) in our consolidated balance sheets. Income and expense accounts are translated at the average exchange rate for the period. Gains and losses from foreign currency exchange rate changes related to transactions denominated in a currency other than an entity's functional currency or intercompany receivables and payables denominated in a currency other than an entity’s functional currency that are not of a long-term investment nature are recognized as gain (loss) on foreign currency transactions in our consolidated statements of operations. Where certain specific evidence indicates intercompany receivables and payables will not be settled in the foreseeable future and are of a long-term nature, gains and losses from foreign currency exchange rate changes are recognized as other comprehensive income (loss) in our consolidated statements of comprehensive income (loss).

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

•
RSUs generally vest in equal annual installments over two or three years from the date of grant. Vested RSUs generally will be settled for the Company's common stock, with the exception of certain awards that will be settled in cash. The grant date fair value per share is equal to the closing stock price on the grant date.

•
Options vest over three years in equal annual installments from the grant date and terminate 10 years from the grant date or earlier if the individual’s service terminates under certain circumstances. The exercise price is equal to the closing stock price on the grant date. The grant date fair value per share is estimated using the Black-Scholes-Merton option-pricing model.

•
Performance shares are settled at the end of a three-year performance period with 50 percent of the awards subject to achievement based on the compound annual growth rate ("CAGR") of the Company's adjusted earnings before interest expense, a provision for income taxes and depreciation and amortization ("Adjusted EBITDA"), referred to as EBITDA CAGR, and the other 50 percent of the awards subject to achievement based on the Company’s free cash flow ("FCF") per share CAGR, referred to as FCF CAGR. The total number of performance shares that vest related to each performance measure is based on an achievement factor that, in both cases, ranges from a zero percent to 200 percent payout. The grant date fair value per share for these awards is equal to the closing stock price on the grant date.

•
DSUs are issued to our independent directors and are fully vested and non-forfeitable on the grant date. DSUs are settled for shares of the Company's common stock, which are deliverable upon the earlier of termination of the individual's service on our board of directors or a change in control. The grant date fair value per share is equal to the closing stock price on the grant date.

We recognize these share-based payment transactions when services from the employees are received and recognize either a corresponding increase in additional paid-in capital or accounts payable, accrued expenses and other in our consolidated balance sheets, depending on whether the instruments granted satisfy the equity or liability classification criteria. The measurement objective for these equity awards is the estimated fair value at the grant date of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The compensation expense for an award classified as an equity instrument is recognized ratably over the requisite service period, which is the period during which an employee is required to provide service in exchange for an award. Liability awards are measured based on the award’s fair value and the fair value is remeasured at each reporting date until the date of settlement. Compensation expense for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date) in the fair value of the instrument for each reporting period for such liability awards. Compensation expense for awards with performance conditions is recognized over the requisite service period if it is probable that the performance condition will be satisfied. If such performance conditions are not considered probable until they occur, no compensation expense for these awards is recognized.

Income Taxes

We account for income taxes using the asset and liability method. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and to recognize the deferred tax assets and liabilities that relate to tax consequences in future years, which result from differences between the respective tax basis of assets and liabilities and their financial reporting amounts and tax attribute carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the respective temporary differences or operating loss or tax credit carryforwards are expected to be recovered or settled. The realization of deferred tax assets and tax loss and tax credit carryforwards is contingent upon the generation of future taxable income and other restrictions that may exist under the tax laws of the jurisdiction in which a deferred tax asset exists. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

On December 22, 2017, H.R.1, known as the Tax Cuts and Jobs Act of 2017 (the "TCJ Act") was signed into law and included widespread changes to the Internal Revenue Code including, among other items, the creation of new taxes on certain foreign earnings. The TCJ Act subjects a U.S. stockholder to current tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. In addition, the TCJ Act provides for foreign derived intangible income ("FDII") to be taxed at a lower effective rate than the statutory rate by allowing a tax deduction against the income. Interpretive guidance on the accounting for GILTI states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to recognize the current tax on GILTI as an expense in the period the tax is incurred. We include the current tax impact of both GILTI and the FDII deduction in our effective tax rate. See Note 14: "Income Taxes" for additional information on the effects of the TCJ Act on our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-02 ("ASU 2018-02"), Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits a reclassification from accumulated other comprehensive income (loss) to retained earnings (deficit) for stranded tax effects that do not reflect the appropriate tax rates as a result of the TCJ Act. We early adopted, as permitted by the standard, the provisions of ASU 2018-02 during the fourth quarter of 2018 and reclassified $16 million from accumulated other comprehensive loss to accumulated deficit as of January 1, 2018.

In March 2017, the FASB issued ASU No. 2017-07 ("ASU 2017-07"), Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires employers to report the service cost component of net periodic pension cost in the same line item or items of the statement of operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic pension cost must be presented separately from the service cost component and outside of a subtotal of income (loss) from operations. We adopted ASU 2017-07 on January 1, 2018 on a retrospective basis in our consolidated statements of operations, which includes presenting: (i) the service cost component of net periodic pension cost in owned and leased hotel expenses and general and administrative expenses and (ii) the other components of net periodic pension cost in other non-operating income (loss), net. Prior to adoption, all net periodic pension costs were presented in owned and leased hotel expenses and general and administrative expenses. We have applied the practical expedient permitting us to use the amounts disclosed in Note 15: "Employee Benefit Plans" for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. See the "Prior Period Financial Information" below for the effect of the adoption of ASU 2017-07 on our consolidated statements of operations for the years ended December 31, 2017 and 2016.

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

We have not retrospectively restated for contract modifications of management and franchise contracts that occurred before January 1, 2016. Instead, we have reflected the aggregate effect of all contract modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price. The estimated effect of applying this practical expedient is to use a longer period over which to recognize on a straight line basis any fixed consideration either received from the customer or paid to the customer, since all fees will be amortized over the full contract term beginning on the date of initial execution, rather than amortizing fees received upon contract modifications prospectively from the contract modification date. We do not anticipate that this effect is material given the insignificance of the fixed consideration compared to the overall consideration we expect to earn over the term of the contract. We also elected not to disclose the amount of the transaction price and timing of revenue recognition related to our remaining performance obligations as of December 31, 2017.

See the "Prior Period Financial Information" below for the effect of the adoption of ASU 2014-09 on our consolidated balance sheet as of December 31, 2017 and our consolidated statements of operations for the years ended December 31, 2017 and 2016.

Prior Period Financial Information

The following table presents the effect of the adoption of ASU 2014-09 for the line items affected in our consolidated balance sheet:

	December 31, 2017
	As Previously Reported	Adoption of ASU 2014-09	As Adjusted
	(in millions)
ASSETS
Accounts receivable, net	$998	$7	$1,005
Prepaid expenses	111	16	127
Other current assets	171	(2)	169
Management and franchise contracts, net	909	44	953
Deferred income tax assets	113	(2)	111
Other non-current assets	434	(143)	291
TOTAL ASSETS	14,308	(80)	14,228

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued expenses and other(1)	1,487	(71)	1,416
Current portion of deferred revenues(1)	41	325	366
Current portion of liability for guest loyalty program(1)	622	—	622
Deferred revenues	97	732	829
Deferred income tax liabilities	1,063	(132)	931
Other long-term liabilities	1,470	(550)	920
Total liabilities	12,233	304	12,537
Equity:
Accumulated deficit	(6,596)	(385)	(6,981)
Accumulated other comprehensive loss	(742)	1	(741)
Total equity	2,075	(384)	1,691
TOTAL LIABILITIES AND EQUITY	14,308	(80)	14,228
____________

(1)
The current portion of deferred revenues and current portion of liability for guest loyalty program have been separated from accounts payable, accrued expenses and other in the "As Previously Reported" column to conform with current presentation.

The following tables present the effect of the adoption of ASU 2014-09 and ASU 2017-07 on our consolidated statements of operations:

	Year Ended December 31, 2017
	As Previously Reported	Adoption of ASU 2014-09	Adoption of ASU 2017-07	As Adjusted
	(in millions)
Revenues
Franchise and licensing fees	$1,382	$(61)	$—	$1,321
Base and other management fees	336	(12)	—	324
Incentive management fees	222	—	—	222
Owned and leased hotels	1,450	(18)	—	1,432
Other revenues	105	—	—	105
	3,495	(91)	—	3,404
Other revenues from managed and franchised properties	5,645	(918)	—	4,727
Total revenues	9,140	(1,009)	—	8,131

Expenses
Owned and leased hotels	1,286	(18)	1	1,269
Depreciation and amortization	347	(11)	—	336
General and administrative	434	—	5	439
Other expenses	56	—	—	56
	2,123	(29)	6	2,100
Other expenses from managed and franchised properties	5,645	(746)	—	4,899
Total expenses	7,768	(775)	6	6,999

Operating income	1,372	(234)	(6)	1,132

Interest expense	(408)	57	—	(351)
Gain on foreign currency transactions	3	—	—	3
Loss on debt extinguishment	(60)	—	—	(60)
Other non-operating income, net	23	—	6	29

Income before income taxes	930	(177)	—	753

Income tax benefit	334	2	—	336

Net income	1,264	(175)	—	1,089
Net income attributable to noncontrolling interests	(5)	—	—	(5)
Net income attributable to Hilton stockholders	$1,259	$(175)	$—	$1,084

Earnings per share:
Basic	$3.88			$3.34
Diluted	$3.85			$3.32

	Year Ended December 31, 2016
	As Previously Reported	Adoption of ASU 2014-09	Adoption of ASU 2017-07	As Adjusted
	(in millions)
Revenues
Franchise and licensing fees	$1,154	$(63)	$—	$1,091
Base and other management fees	242	(12)	—	230
Incentive management fees	142	—	—	142
Owned and leased hotels	1,452	(18)	—	1,434
Other revenues	82	—	—	82
	3,072	(93)	—	2,979
Other revenues from managed and franchised properties	4,310	(713)	—	3,597
Total revenues	7,382	(806)	—	6,576

Expenses
Owned and leased hotels	1,295	(18)	2	1,279
Depreciation and amortization	364	(11)	—	353
General and administrative	403	—	6	409
Other expenses	66	—	—	66
	2,128	(29)	8	2,107
Other expenses from managed and franchised properties	4,310	(701)	—	3,609
Total expenses	6,438	(730)	8	5,716

Gain on sales of assets, net	8	—	—	8

Operating income	952	(76)	(8)	868

Interest expense	(394)	60	—	(334)
Loss on foreign currency transactions	(16)	—	—	(16)
Other non-operating income, net	14	—	8	22

Income from continuing operations before income taxes	556	(16)	—	540

Income tax expense	(564)	7	—	(557)

Loss from continuing operations, net of taxes	(8)	(9)	—	(17)
Income from discontinued operations, net of taxes	372	(1)	—	371
Net income	364	(10)	—	354
Net income attributable to noncontrolling interests	(16)	—	—	(16)
Net income attributable to Hilton stockholders	$348	$(10)	$—	$338

Earnings (loss) per share:
Basic:
Net loss from continuing operations per share	$(0.05)			$(0.08)
Net income from discontinued operations per share	1.11			1.11
Net income per share	$1.06			$1.03
Diluted:
Net loss from continuing operations per share	$(0.05)			$(0.08)
Net income from discontinued operations per share	1.11			1.11
Net income per share	$1.06			$1.03

Accounting Standards Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-15 ("ASU 2018-15"), Intangibles – Goodwill and Other – Internal-use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns guidance for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with guidance for capitalizing implementation costs to develop or obtain internal-use software. Capitalized implementation costs will be amortized over the term of the arrangement and presented in the same line item in the statement of operations as the fees associated with the service contract. The provisions of ASU 2018-15 are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years; early adoption is permitted. We intend to adopt ASU 2018-15 on January 1, 2019 on a prospective basis, and we do not expect it to have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 ("ASU 2016-02"), Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position of lessees as right-of-use ("ROU") assets and lease liabilities, with certain practical expedients available. Subsequent to ASU 2016-02, the FASB issued related ASUs, including ASU No. 2018-11 ("ASU 2018-11"), Leases (Topic 842): Targeted Improvements, which provides for another transition method in addition to the modified retrospective approach required by ASU 2016-02. This option allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative adjustment to the opening balance of retained earnings in the period of adoption.

We will adopt ASU 2016-02 on January 1, 2019 and apply the package of practical expedients included therein, as well as utilize the transition method included in ASU 2018-11. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, the presentation of financial information for periods prior to January 1, 2019 will remain unchanged and in accordance with Leases (Topic 840). On January 1, 2019, we expect to recognize additional ROU assets of between $0.9 billion and $1.1 billion and lease liabilities of between $1.2 billion and $1.4 billion in our consolidated balance sheet, with the difference recognized in accumulated deficit as a result of the impairment of ROU assets that occurred in periods prior to the adoption date. In preparation for the adoption, we have designed internal controls and information system functionality to enable the preparation of the necessary financial information and have reached conclusions on key accounting assessments.

Note 3: Discontinued Operations

On January 3, 2017, we completed the spin-offs of Park and HGV via a pro rata distribution to each of Hilton's stockholders of record, as of close of business on December 15, 2016, of 100 percent of the outstanding common stock of each of Park and HGV (the "Spin-Off Distribution"). Each Hilton stockholder received one share of Park common stock for every five shares of Hilton common stock and one share of HGV common stock for every ten shares of Hilton common stock. Following the spin-offs, Hilton did not retain any ownership interest in Park or HGV. Both Park and HGV have their common stock listed on the New York Stock Exchange under the symbols "PK" and "HGV," respectively.

In connection with the spin-offs, on January 2, 2017, Hilton entered into several agreements with Park and HGV that govern Hilton’s relationship with them following the Spin-Off Distribution, including: (i) a Distribution Agreement; (ii) an Employee Matters Agreement; (iii) a Tax Matters Agreement; (iv) a Transition Services Agreement ("TSA"); (v) a license agreement with HGV; (vi) a Tax Stockholders Agreement; and (vii) management and franchise contracts with Park.

Under the TSA with Park and HGV, Hilton or one of its affiliates provided Park and HGV certain services for a period of up to two years from the date of the TSA to facilitate an orderly transition following the Spin-Off Distribution. The services that Hilton provided under the TSA included: finance; information technology; human resources and compensation; facilities; legal and compliance; and other services. The entity that provided the services was compensated for such services at agreed amounts as set forth in the TSA.

The license agreement with HGV grants HGV the exclusive right, for an initial term of 100 years, to use certain Hilton marks and IP in its timeshare business, subject to the terms and conditions of the agreement. HGV pays a royalty fee of five percent of gross revenues, as defined in the agreement, to Hilton, as well as specified additional fees and reimbursements. Additionally, during the term of the agreement, HGV will participate in Hilton’s guest loyalty program, Hilton Honors.

Under the management and franchise contracts with Park, Park pays management fees for various services that Hilton provides to support the operations of their hotels, as well as royalty fees for the licensing of Hilton's hotel brands. Additionally, payroll and related costs, certain other operating costs, marketing expenses and other expenses associated with Hilton's brands and shared services are reimbursed to Hilton by Park pursuant to the terms of the management and franchise contracts.

Financial Information

During the years ended December 31, 2018 and 2017, we recognized $154 million and $157 million, respectively, of management and franchise fees and $1,167 million and $1,197 million, respectively, of other revenues from managed and franchised properties under our management and franchise contracts with Park. We also recognized franchise and licensing fees under our license agreement with HGV of $98 million and $87 million, respectively.

Prior to the spin-offs, the results of Park were reported in our ownership segment and the results of HGV were reported in our timeshare segment. Following the spin-offs, we do not report a timeshare segment, as we no longer have timeshare operations.

The following table presents the results of operations of Park and HGV that were included in discontinued operations in our consolidated statement of operations for the year ended December 31, 2016:

(in millions)
Total revenues from discontinued operations	$4,236

Expenses
Owned and leased hotels	1,770
Timeshare	942
Depreciation and amortization	320
Other	298
Total expenses from discontinued operations	3,330

Gain on sales of assets, net	1

Operating income from discontinued operations	907

Non-operating loss, net	(210)

Income from discontinued operations before income taxes	697

Income tax expense	(326)

Income from discontinued operations, net of taxes	371
Income from discontinued operations attributable to noncontrolling interests, net of taxes	(6)
Income from discontinued operations attributable to Hilton stockholders, net of taxes	$365

The following table presents selected financial information of Park and HGV that was included in our consolidated statement of cash flows for the year ended December 31, 2016:

(in millions)
Non-cash items included in net income:
Depreciation and amortization	$320
Gain on sales of assets, net	(1)

Investing activities:
Capital expenditures for property and equipment	$(255)

Note 4: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities during the year ended December 31, 2018:

in millions
Balance as of December 31, 2017	$1,087
Cash received in advance and not recognized as revenue(1)	377
Revenue recognized(1)	(229)
Other(2)	(175)
Balance as of December 31, 2018	$1,060
____________

(1)	Primarily related to Hilton Honors.

(2)	Primarily the result of changes in estimated transaction prices for our performance obligations related to points issued under Hilton Honors, which had no effect on revenues.

We recognized revenues that were previously deferred as contract liabilities of $132 million and $211 million during the years ended December 31, 2017 and 2016, respectively.

Performance Obligations

As of December 31, 2018, we had $471 million of deferred revenues related to unsatisfied performance obligations under Hilton Honors that will be recognized as revenues when the points are redeemed, which we estimate will occur over the next two years. Additionally, we had $589 million of deferred revenues related to application, initiation and licensing fees, which are expected to be recognized as revenues in future periods over the terms of the related contracts.

Note 5: Consolidated Variable Interest Entities

As of December 31, 2018 and 2017, we consolidated three VIEs: two entities that lease hotel properties and one management company. We consolidated these VIEs, since we are the primary beneficiaries of them as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities. Our consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised the following:

	December 31,
	2018	2017
	(in millions)
Cash and cash equivalents	$71	$73
Accounts receivable, net	15	16
Property and equipment, net	68	57
Deferred income tax assets	53	56
Other non-current assets	58	57
Accounts payable, accrued expenses and other	41	43
Long-term debt(1)	205	212
Other long-term liabilities	15	13
____________

(1)	Includes capital lease obligations of $187 million and $191 million as of December 31, 2018 and 2017, respectively.

During the years ended December 31, 2018, 2017 and 2016 we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 6: Goodwill and Intangible Assets

Goodwill

Our goodwill balances, by reporting unit, were as follows:

	Ownership(1)	Management and Franchise(2)	Total
	(in millions)
Balance as of December 31, 2016	$184	$5,034	$5,218
Spin-off of Park	(91)	—	(91)
Foreign currency translation	11	52	63
Balance as of December 31, 2017	104	5,086	5,190
Foreign currency translation	(5)	(25)	(30)
Balance as of December 31, 2018	$99	$5,061	$5,160
____________

(1)	Amounts for the ownership reporting unit include the following gross carrying values and accumulated impairment losses for the periods presented:

	Gross Carrying Value	Accumulated Impairment Losses	Net Carrying Value
	(in millions)
Balance as of December 31, 2016	$856	$(672)	$184
Spin-off of Park	(423)	332	(91)
Foreign currency translation	11	—	11
Balance as of December 31, 2017	444	(340)	104
Foreign currency translation	(5)	—	(5)
Balance as of December 31, 2018	$439	$(340)	$99

(2)	There were no accumulated impairment losses for the management and franchise reporting unit as of December 31, 2018, 2017 and 2016.

Intangible Assets

Changes to our brands intangible assets from December 31, 2017 to December 31, 2018 were due to foreign currency translations.

Amortizing intangible assets were as follows:

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,228	$(1,873)	$355
Contract acquisition costs	525	(101)	424
Development commissions	108	(15)	93
	$2,861	$(1,989)	$872

Other intangible assets:
Leases(1)	$288	$(161)	$127
Capitalized software costs	503	(321)	182
Hilton Honors(1)	338	(236)	102
Other(1)	38	(34)	4
	$1,167	$(752)	$415

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,242	$(1,716)	$526
Contract acquisition costs	416	(74)	342
Development commissions	97	(12)	85
	$2,755	$(1,802)	$953

Other intangible assets:
Leases(1)	$301	$(153)	$148
Capitalized software costs	585	(428)	157
Hilton Honors(1)	341	(217)	124
Other(1)	38	(34)	4
	$1,265	$(832)	$433
____________

(1)	Includes intangible assets that were initially recorded at their fair value at the time of the Merger.

Amortization of our amortizing intangible assets was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Recognized in depreciation and amortization expense(1)	$271	$277	$301
Recognized as a reduction of franchise and licensing fees and base and other management fees	27	17	16
____________

(1)
Includes amortization expense that was associated with assets recorded at their fair value at the time of the Merger of $204 million, $206 million and $208 million for the years ended December 31, 2018, 2017 and 2016, respectively, and amortization expense on capitalized software costs of $62 million, $67 million and $87 million, respectively.

We estimate future amortization of our amortizing intangible assets as of December 31, 2018 to be as follows:

	Recognized in Depreciation and Amortization Expense	Recognized as a Reduction of Franchise and Licensing Fees and Base and Other Management Fees
Year	(in millions)
2019	$279	$27
2020	236	25
2021	97	24
2022	66	22
2023	48	22
Thereafter	137	304
	$863	$424

Note 7: Property and Equipment

Property and equipment were as follows:

	December 31,
	2018	2017
	(in millions)
Land	$12	$12
Buildings and leasehold improvements(1)	456	428
Furniture and equipment	356	346
Construction-in-progress	24	17
	848	803
Accumulated depreciation(1)	(481)	(450)
	$367	$353
____________

(1)
Buildings and leasehold improvements included $65 million and $68 million of capital lease assets as of December 31, 2018 and 2017, respectively, with associated accumulated amortization of $45 million and $43 million, respectively.

Depreciation expense on property and equipment was $54 million, $59 million and $52 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Note 8: Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other were as follows:

	December 31,
	2018	2017
	(in millions)
Accrued employee compensation and benefits	$532	$502
Accounts payable	283	282
Insurance reserves, current	199	189
Other accrued expenses(1)	516	443
	$1,530	$1,416
____________

(1)	Includes deposit liabilities related to hotel operations and application fees, taxes, interest and other accrued balances.

Note 9: Debt

Long-term Debt

Long-term debt balances, including obligations for capital leases, and associated interest rates as of December 31, 2018 were as follows:

	December 31,
	2018	2017
	(in millions)
Senior notes with a rate of 4.250%, due 2024	$1,000	$1,000
Senior notes with a rate of 4.625%, due 2025	900	900
Senior notes with a rate of 5.125%, due 2026	1,500	—
Senior notes with a rate of 4.875%, due 2027	600	600
Senior secured term loan facility with a rate of 4.26%, due 2023	3,119	3,929
Capital lease obligations with an average rate of 6.43%, due 2021 to 2030	225	233
Other debt with an average rate of 3.08%, due 2026	17	21
	7,361	6,683
Less: unamortized deferred financing costs and discount	(79)	(81)
Less: current maturities of long-term debt(1)	(16)	(46)
	$7,266	$6,556
____________

(1)	Balance as of December 31, 2017 is net of unamortized deferred financing costs and discount attributable to current maturities of long-term debt.

Senior Notes

In April 2018, we issued $1.5 billion aggregate principal amount of 5.125% Senior Notes due 2026 (the "2026 Senior Notes"), and incurred $21 million of debt issuance costs. Interest on the 2026 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning November 2018. We used a portion of the net proceeds from the issuance of the 2026 Senior Notes, together with borrowings under our senior secured revolving credit facility (the "Revolving Credit Facility") and available cash, to repurchase 16.5 million shares of our common stock from HNA for $1,171 million and repay $500 million outstanding under our senior secured term loan facility (the "Term Loans"). See "Senior Secured Credit Facilities" below for additional information.

In March 2017, we used the proceeds from issuances of the 4.625% Senior Notes due 2025 (the "2025 Senior Notes") and the 4.875% Senior Notes due 2027 (the "2027 Senior Notes"), to redeem in full $1.5 billion of Senior Notes due 2021 (the "2021 Senior Notes"). In connection with the repayment, we paid a redemption premium of $42 million and accelerated the recognition of $18 million of unamortized deferred financing costs, which were included in loss on debt extinguishment in our consolidated statement of operations for the year ended December 31, 2017.

The 4.250% Senior Notes due 2024 (the "2024 Senior Notes"), the 2025 Senior Notes, the 2026 Senior Notes and the 2027 Senior Notes are guaranteed on a senior unsecured basis by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries. See Note 23: "Condensed Consolidating Guarantor Financial Information" for additional information.

Senior Secured Credit Facilities

Our senior secured credit facility consists of a $1.0 billion Revolving Credit Facility and the Term Loans. The obligations of our senior secured credit facility are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries. During the year ended December 31, 2018, we borrowed $150 million under the Revolving Credit Facility, and all amounts borrowed were repaid in the same period. Subsequent to December 31, 2018, we drew a net $100 million under the Revolving Credit Facility.

In December 2018, we repaid an additional $300 million outstanding under our Term Loans, and as a result of the repayments made during the year ended December 31, 2018, we accelerated the recognition of $8 million of unamortized deferred financing costs and discount, which were included in other non-operating income, net in our consolidated statement of operations. Additionally, the interest rate on the remaining balance of the Term Loans was reduced by 25 basis points to LIBOR plus 175 basis points.

As of December 31, 2018, we had $63 million of letters of credit outstanding under our Revolving Credit Facility and a borrowing capacity of $937 million. We are required to pay a commitment fee of 0.125 percent per annum under the Revolving Credit Facility in respect of the unused commitments thereunder.

Debt Maturities

The contractual maturities of long-term debt as of December 31, 2018, were as follows:

Year	(in millions)
2019	$16
2020	17
2021	18
2022	19
2023	3,139
Thereafter	4,152
$7,361

Note 10: Other Liabilities

Other long-term liabilities were as follows:

	December 31,
	2018	2017
	(in millions)
Pension obligations	$145	$165
Other long-term tax liabilities	395	397
Deferred employee compensation and benefits	113	117
Insurance reserves(1)	146	162
Other	64	79
	$863	$920
____________

(1)	Obligations related to insurance claims are expected to be satisfied, on average, over the next three years.

Note 11: Derivative Instruments and Hedging Activities

Cash Flow Hedges

In May 2017, we began hedging foreign exchange-based cash flow variability in certain of our foreign currency denominated management and franchise fees using forward contracts (the "Fee Forward Contracts"). We elected to designate these Fee Forward Contracts as cash flow hedges for accounting purposes. As of December 31, 2018, the Fee Forward Contracts had an aggregate notional amount of $98 million and maturities of 24 months or less.

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

Non-designated Hedges

As of December 31, 2018, we held short-term forward contracts with an aggregate notional amount of $412 million to offset exposure to fluctuations in certain of our foreign currency denominated cash balances. We elected not to designate these forward contracts as hedging instruments. Depending on the fair value of each contract, we classify it as an asset or liability.

In 2016, we dedesignated four interest rate swaps that were previously designated as cash flow hedges as they no longer met the criteria for hedge accounting. These interest rate swaps, which had an aggregate notional amount of $1.45 billion and swapped three-month LIBOR on the Term Loans to a fixed rate of 1.87 percent, were settled in 2017.

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

		December 31,
	Balance Sheet Classification	2018	2017
		(in millions)
Cash Flow Hedges:
Interest rate swaps	Other non-current assets	$16	$11
Forward contracts	Other current assets	1	—
Forward contracts	Accounts payable, accrued expenses and other	—	1

Non-designated Hedges:
Forward contracts	Other current assets	1	4
Forward contracts	Accounts payable, accrued expenses and other	2	1

Earnings Effect of Derivative Instruments

The gains and losses recognized in our consolidated statements of operations and consolidated statements of comprehensive income before any effect for income taxes were as follows:

		Year Ended December 31,
	Classification of Gain (Loss) Recognized	2018	2017	2016
		(in millions)
Cash Flow Hedges(1)(2):
Interest rate swaps	Other comprehensive income (loss)	$22	$(5)	$(15)
Interest rate swaps	Interest expense	(1)	(16)	(8)
Forward contracts	Other comprehensive income (loss)	2	(1)	N/A

Non-designated Hedges:
Interest rate swaps(3)	Other non-operating income, net	N/A	2	4
Interest rate swaps(3)	Interest expense	(5)	(10)	(4)
Forward contracts	Gain (loss) on foreign currency transactions	(9)	12	7
____________

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the years ended December 31, 2018, 2017 and 2016.

(2)	The earnings effect of the Fee Forward Contracts on fee revenues for the years ended December 31, 2018 and 2017 was less than $1 million.

(3)
These amounts relate to the interest rate swaps that we have dedesignated and settled. The amounts recognized in interest expense were reclassified from accumulated other comprehensive loss as the underlying transactions occurred.

Note 12: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below; see Note 11: "Derivative Instruments and Hedging Activities" for the fair value information of our derivatives and Note 15: "Employee Benefit Plans" for fair value information of our pension assets:

	December 31, 2018
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$87	$—	$87	$—
Restricted cash equivalents	18	—	18	—
Liabilities:
Long-term debt(1)	7,040	3,809	—	3,039

	December 31, 2017
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$284	$—	$284	$—
Restricted cash equivalents	12	—	12	—
Liabilities:
Long-term debt(1)	6,348	2,575	—	3,954
____________

(1)	The carrying values include unamortized deferred financing costs and discount. The carrying values and fair values exclude capital lease obligations and other debt.

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of December 31, 2018 and 2017. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

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

Note 13: Leases

We lease hotel properties, land, corporate office space and equipment used at hotels and corporate offices. As of December 31, 2018 and 2017, we leased 58 hotels and 59 hotels, respectively, under operating leases, and four hotels under capital leases, two of which were the liabilities of consolidated VIEs and were non-recourse to us. Our hotel leases expire at various dates from 2019 through 2067, with varying renewal and termination options, and the majority expire before 2029.

Our operating leases require: (i) fixed lease payments, or minimum payments, as contractually stated in the lease agreement; (ii) variable lease payments, or contingent rentals, which are generally based on a percentage of the underlying asset's revenues or are dependent on changes in an index; or (iii) lease payments equal to the greater of the fixed or variable rent. In addition, we may be required to pay some, or all, of the capital costs for furniture, equipment and leasehold improvements in the hotel during the term of the lease. For operating leases, lease expense relating to fixed or minimum payments is recognized on a straight-line basis over the lease term and lease expense relating to variable payments is expensed as incurred, with amounts recognized in owned and leased hotel expenses and general and administrative expenses in our consolidated statements of operations. For capital leases, the amortization of the asset is recognized in depreciation and amortization expense in our consolidated statements of operations and is recognized over the shorter of the lease term or useful life of the underlying asset. The interest on the capital lease obligation is recognized in interest expense in our consolidated statements of operations.

The future minimum rent payments as of December 31, 2018, were as follows:

	Operating Leases	Capital Leases
Year	(in millions)
2019	$206	$30
2020	191	30
2021	166	30
2022	134	29
2023	119	29
Thereafter	865	164
Total minimum lease payments	$1,681	312
Less: amount representing interest		(87)
Present value of minimum lease payments		$225

Lease expense for operating leases was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Fixed	$225	$183	$224
Contingent	142	101	98
	$367	$284	$322

Note 14: Income Taxes

Income Tax Provision

Our tax provision includes federal, state and foreign income taxes payable. The domestic and foreign components of income from continuing operations before income taxes were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
U.S. income before tax	$881	$632	$906
Foreign income (loss) before tax	197	121	(366)
Income from continuing operations before income taxes	$1,078	$753	$540

The components of our provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Current:
Federal	$210	$239	$441
State	53	59	143
Foreign	60	95	70
Total current	323	393	654
Deferred:
Federal	(52)	(667)	(123)
State	(14)	(35)	45
Foreign	52	(27)	(19)
Total deferred	(14)	(729)	(97)
Total provision (benefit) for income taxes	$309	$(336)	$557

Reconciliations of our tax provision at the U.S. statutory rate to the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Statutory U.S. federal income tax provision	$226	$264	$189
State income taxes, net of U.S. federal tax benefit	37	19	22
Impact of foreign operations	26	4	34
Effects of the TCJ Act	13	(600)	—
Corporate restructuring	9	—	477
Change in deferred tax asset valuation allowance	(6)	(48)	(20)
Provision (benefit) for uncertain tax positions	16	38	(139)
Other, net	(12)	(13)	(6)
Provision (benefit) for income taxes	$309	$(336)	$557

Restructuring

During the year ended December 31, 2018, our controlled foreign corporations ("CFC") distributed the stock of certain subsidiaries (the "Distributions"). Subsequent to the Distributions, the distributed subsidiaries will now be includible in our U.S. federal and state income tax filings. As a result of the Distributions, we incurred deferred income tax expense of $9 million, including: (i) recording U.S. deferred tax liabilities related to the distributed subsidiaries of $12 million and (ii) remeasuring our existing deferred tax assets and liabilities and other tax liabilities at the effective tax rates at which they will reverse in future periods, resulting in a reduction of liabilities of $3 million.

During the year ended December 31, 2016, we effected two corporate structuring transactions that included: (i) the organization of Hilton's assets and subsidiaries in preparation for the spin-offs and (ii) a restructuring of Hilton's international assets and subsidiaries (the "international restructuring"). The international restructuring involved a transfer of certain assets, including IP used in the international business, from U.S. subsidiaries to foreign subsidiaries, and became effective in December 2016. The transfer of the IP resulted in the recognition of tax expense representing the estimated U.S. tax expected to be paid in future years on income generated from the IP transferred to foreign subsidiaries. Due to the changes in the footprint of the Company and the expected applicable tax rates at which our domestic deferred tax assets and liabilities will reverse in future periods as a result of the described structuring activities, our estimated deferred effective tax rate increased for the year ended December 31, 2016. In total, these structuring transactions, which became effective in December 2016, resulted in additional income tax expense of $477 million in the period.

Tax Cuts and Jobs Act of 2017

We recognized a provisional benefit as of December 31, 2017 of $600 million, of which $569 million was the result of the remeasurement of U.S. deferred tax assets and liabilities and other tax liabilities. As of December 31, 2018, we made adjustments to the provisional amounts recorded as of December 31, 2017, as described below.

•
Deferred tax assets and liabilities and other tax liabilities. We remeasured deferred tax assets and liabilities and other tax liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. The provisional amounts recorded as of December 31, 2017 related to the remeasurement of our deferred tax assets and liabilities, uncertain tax position reserves and other tax liabilities were income tax benefits of $452 million, $33 million and $84 million, respectively. However, this remeasurement was based on estimates as of the enactment date of the TCJ Act and our existing analysis of the numerous complex tax law changes in the TCJ Act. Upon completing our analysis of the TCJ Act and associated regulations, we adjusted our provisional amount by recording an additional tax benefit of $10 million during the year ended December 31, 2018, which was included in income tax expense in our consolidated statements of operations.

•
Foreign taxation changes. A one-time transition tax is applied to foreign earnings previously not subjected to U.S. tax. The one-time transition tax is based on our total post-1986 earnings and profits ("E&P") that were previously deferred from U.S. income taxes, but is assessed at a lower tax rate than the federal corporate tax rate of 35 percent. We recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries based on estimates, as of the enactment date of the TCJ Act, for our controlled foreign subsidiaries and estimates of the total post-1986 E&P for noncontrolled foreign subsidiaries. We previously recorded a federal deferred tax liability for our deferred earnings at the statutory 35 percent rate, and the application of the transition tax results in these earnings being subjected to a lower rate, resulting in a provisional income tax benefit as of December 31, 2017 of $15 million. As a result of additional guidance issued by the U.S. Treasury Department, we refined our calculations and recorded an additional tax benefit of $2 million during the year ended December 31, 2018. Additionally, we had not recorded certain deferred tax assets, primarily related to E&P deficits, for some foreign subsidiaries based upon an expectation that no tax benefit from such assets would be realized within the foreseeable future. The recognition of tax benefits from the deferred tax assets previously not recorded resulted in an income tax benefit of $16 million during the year ended December 31, 2017.

•
Outside basis differences. With the changes made to the U.S. taxation of foreign entities, including the change to a territorial system of taxation, the introduction of a dividend participation exemption and the changes to the current taxation of GILTI, we determined our current method of calculating CFC outside basis should be revised to incorporate the TCJ Act changes. As a result, we recorded additional deferred tax liabilities of $31 million during the year ended December 31, 2018 within income tax expense (benefit) in our consolidated statement of operations.

Our accounting for the effects of the TCJ Act was complete as of December 31, 2018.

Deferred Income Taxes

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The tax effects of the temporary differences and carryforwards that give rise to our net deferred taxes were as follows:

	December 31,
	2018	2017
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$389	$395
Compensation	118	113
Reserves	18	39
Capital lease obligations	75	78
Deferred income	258	210
Other	42	52
Total gross deferred tax assets	900	887
Less: valuation allowance	(399)	(408)
Deferred tax assets	501	479
Deferred tax liabilities:
Brands	(1,123)	(1,122)
Amortizing intangible assets	(157)	(177)
Investment in foreign subsidiaries	(29)	—
Deferred tax liabilities	(1,309)	(1,299)
Net deferred taxes	$(808)	$(820)

As of December 31, 2018, we had foreign net operating loss carryforwards of $1.5 billion, which resulted in deferred tax assets of $389 million for foreign jurisdictions. Approximately $11 million of our deferred tax assets as of December 31, 2018 related to net operating loss carryforwards that will expire between 2019 and 2038 with less than $1 million of that amount expiring in 2019. Approximately $378 million of our deferred tax assets as of December 31, 2018 resulted from net operating loss carryforwards that are not subject to expiration. We believe that it is more likely than not that the benefit from certain foreign net operating loss carryforwards will not be realized. In recognition of this assessment, we provided a valuation allowance of $379 million as of December 31, 2018 on the deferred tax assets relating to the foreign net operating loss carryforwards. Our total valuation allowance relating to these net operating loss carryforwards and other deferred tax assets decreased $9 million during the year ended December 31, 2018. Based on our consideration of all available positive and negative evidence, we determined that it was more likely than not that we would be able to realize the benefit of certain foreign deferred tax assets and released valuation allowances of $6 million against our foreign deferred tax assets. Additionally, other factors that did not have any impact on income tax expense, including revaluations of certain foreign deferred tax assets and their associated valuation allowances, resulted in a $3 million reduction of total valuation allowances.

Tax Uncertainties

We classify reserves for tax uncertainties within current income taxes payable and other long-term liabilities in our consolidated balance sheets. Reconciliations of the beginning and ending amounts of unrecognized tax benefits were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Balance at beginning of year	$283	$174	$315
Additions for tax positions related to prior years	37	3	77
Additions for tax positions related to the current year	16	126	9
Reductions for tax positions related to prior years	(15)	(10)	(204)
Settlements	—	(9)	(21)
Lapse of statute of limitations	(3)	(2)	(2)
Currency translation adjustment	—	1	—
Balance at end of year	$318	$283	$174

The changes to our unrecognized tax benefits during the year ended December 31, 2018 were primarily related to uncertainty regarding the calculations of tax deductions claimed in recently filed tax returns, as well as the addition of current year reserves related to our Hilton Honors guest loyalty program. The changes to our unrecognized tax benefits during the year ended December 31, 2017 were primarily related to uncertainty regarding the valuation of certain tax assets in the U.S. and the United Kingdom. The changes to our unrecognized tax benefits during the year ended December 31, 2016 were primarily the result of items identified, resolved and settled as part of our ongoing U.S. federal audit. We recognize interest and penalties accrued related to uncertain tax positions in income tax expense (benefit) in our consolidated statements of operations. As of December 31, 2018 and 2017, we had accrued approximately $40 million and $33 million, respectively, for interest and penalties related to our unrecognized tax benefits in our consolidated balance sheets. Included in the balances of unrecognized tax benefits as of December 31, 2018 and 2017 were $310 million and $285 million, respectively, associated with positions that, if favorably resolved, would provide a benefit to our effective income tax rate.

In April 2014, we received 30-day Letters from the Internal Revenue Service ("IRS") and the Revenue Agents Report ("RAR") for the 2006 and October 2007 tax years. We disagreed with several of the proposed adjustments in the RAR, filed a formal appeals protest with the IRS and did not make any tax payments related to this audit. The issues being protested in appeals relate to assertions by the IRS that: (i) certain foreign currency denominated intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries; (ii) in calculating the amount of U.S. taxable income resulting from our Hilton Honors guest loyalty program, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed; and (iii) certain foreign currency denominated loans issued by one of our Luxembourg subsidiaries whose functional currency is USD, should instead be treated as issued by one of our Belgian subsidiaries whose functional currency is the euro, and thus foreign currency gains and losses with respect to such loans should have been measured in euros, instead of USD. In January 2016, we received a 30-day Letter from the IRS and the RAR for the December 2007 through 2010 tax years, which included proposed adjustments that reflect the carryover effect of the three protested issues from 2006 through October 2007. These proposed adjustments are also being protested in appeals, and formal appeals protests have been submitted. In April 2016, we requested a Technical Advice Memorandum ("TAM") from the IRS with respect to the treatment of the foreign currency gains and losses on loans issued by our Luxembourg subsidiary. We received a taxpayer favorable TAM in October 2018, and this issue is no longer being pursued by IRS Appeals for any of the open tax years. In September 2018, we received a 30-day Letter from the IRS and the RAR for the 2011 through 2013 tax years, which reflects proposed adjustments for the carryover effect of the two remaining protested issues from 2006 through October 2007. The adjustments for tax years 2011 through 2013 will also be protested in appeals, and formal protests have been submitted. After receipt of the TAM relating to the Luxembourg subsidiary, in total, the two remaining proposed adjustments sought by the IRS for the tax years with open audits would result in additional U.S. federal tax owed of approximately $817 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to Hilton Honors would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. However, based on continuing appeals process discussions with the IRS, we believe that it is more likely than not that we will not recognize the full benefit related to certain of the issues being appealed. Accordingly, we have recorded $52 million of unrecognized tax benefits related to these issues.

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign tax jurisdictions. We are under regular and recurring audit by the IRS and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in federal, state, local and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. We are no longer subject to U.S. federal income tax examination for years through 2004. As of December 31, 2018, we remain subject to federal examinations from 2005 through 2017, state examinations from 2005 through 2017 and foreign examinations of our income tax returns for the years 1996 through 2017.

Note 15: Employee Benefit Plans

We sponsor multiple domestic and international employee benefit plans. Benefits are based upon years of service and compensation. We have both a noncontributory retirement plan and multiple employee benefit plans (the "pension plans").

The noncontributory retirement plan is in the U.S. (the "Domestic Plan"), and it covers certain employees not earning union benefits. This plan was frozen for participant benefit accruals in 1996; therefore, the projected benefit obligation is equal to the accumulated benefit obligation. The plan assets will be used to pay benefits due to employees for service through December 31, 1996. Since employees have not accrued additional benefits from that time, we do not utilize salary or pension inflation assumptions in calculating our benefit obligation for the Domestic Plan. The annual measurement date for the Domestic Plan is December 31.

The multiple employee benefit plans cover many of our international employees. These include: (i) a plan that covers workers in the United Kingdom (the "U.K. Plan"), which was frozen to further service accruals on November 30, 2013 and (ii) a number of smaller plans that cover workers in various countries around the world (the "International Plans"). The annual measurement date for all of these plans is December 31.

We are required to recognize the funded status of our pension plans, which is the difference between the fair value of plan assets and the projected benefit obligations, in our consolidated balance sheets and make corresponding adjustments for changes in the value through accumulated other comprehensive income (loss), net of taxes.

The following table presents the projected benefit obligation, fair value of plan assets, funded status and accumulated benefit obligation for the Domestic Plan, the U.K. Plan and the International Plans:

	Domestic Plan		U.K. Plan		International Plans
	2018	2017	2018	2017	2018	2017
	(in millions)
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$384	$381	$443	$404	$86	$81
Service cost	—	—	3	2	2	1
Interest cost	12	12	9	10	2	1
Prior service cost(1)	—	—	4	—	—	—
Actuarial loss (gain)	(14)	16	(39)	4	—	3
Settlements and curtailments	(2)	(1)	—	—	(1)	—
Effect of foreign exchange rates	—	—	(25)	40	(1)	4
Benefits paid	(23)	(24)	(20)	(17)	(5)	(4)
Benefit obligation at end of year	$357	$384	$375	$443	$83	$86

Change in Plan Assets:
Fair value of plan assets at beginning of year	$306	$267	$386	$336	$65	$58
Actual return on plan assets, net of expenses	(23)	43	(14)	24	(1)	6
Employer contributions	16	21	10	9	4	4
Settlements	(2)	(1)	—	—	—	—
Effect of foreign exchange rates	—	—	(22)	34	—	1
Benefits paid	(23)	(24)	(20)	(17)	(5)	(4)
Fair value of plan assets at end of year	274	306	340	386	63	65
Funded status at end of year (underfunded)	(83)	(78)	(35)	(57)	(20)	(21)
Accumulated benefit obligation	$357	$384	$375	$443	$83	$86
____________

(1)	Relates to U.K. pension equalization requirements.

Amounts recognized in the consolidated balance sheets consisted of the following:

	Domestic Plan		U.K. Plan		International Plans
	2018	2017	2018	2017	2018	2017
	(in millions)
Other non-current assets	$—	$—	$—	$—	$7	$9
Other liabilities	(83)	(78)	(35)	(57)	(27)	(30)
Net amount recognized	$(83)	$(78)	$(35)	$(57)	$(20)	$(21)

Amounts recognized in accumulated other comprehensive loss consisted of the following:

	Domestic Plan			U.K. Plan			International Plans
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	(in millions)
Net actuarial loss (gain)	$22	$(15)	$—	$(14)	$13	$41	$3	$—	$3
Prior service cost (credit)	(4)	(3)	(3)	4	—	—	—	—	—
Amortization of net loss	(3)	(3)	(3)	(4)	(4)	(2)	(1)	—	(1)
Net amount recognized	$15	$(21)	$(6)	$(14)	$9	$39	$2	$—	$2

The estimated unrecognized prior service cost and net loss that will be amortized into net periodic pension cost (credit) during the year ended December 31, 2019 are as follows:

	Domestic Plan	U.K. Plan	International Plans
	(in millions)
Unrecognized prior service cost(1)	$3	$—	$—
Unrecognized net loss(1)	3	4	—
Amount unrecognized	$6	$4	$—
____________

(1)	Unrecognized prior service cost amounts for the U.K. Plan and International Plans are less than $1 million and unrecognized net loss amounts for the International Plans are less than $1 million.

The net periodic pension cost (credit) was as follows:

	Domestic Plan			U.K. Plan			International Plans
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	(in millions)
Service cost	$6	$8	$8	$3	$2	$2	$2	$2	$3
Interest cost	12	12	13	9	10	12	2	2	2
Expected return on plan assets	(19)	(19)	(19)	(21)	(19)	(22)	(3)	(3)	(3)
Amortization of prior service cost	3	3	4	—	—	—	—	—	—
Amortization of net loss	3	3	3	4	4	2	1	—	—
Net periodic pension cost (credit)	$5	$7	$9	$(5)	$(3)	$(6)	$2	$1	$2

The weighted-average assumptions used to determine benefit obligations were as follows:

	Domestic Plan		U.K. Plan		International Plans
	2018	2017	2018	2017	2018	2017
Discount rate	4.3%	3.6%	3.1%	2.6%	3.3%	2.4%
Salary inflation	N/A	N/A	1.8	1.8	2.2	2.2
Pension inflation	N/A	N/A	3.0	3.0	1.8	1.8

The weighted-average assumptions used to determine net periodic pension cost (credit) were as follows:

	Domestic Plan			U.K. Plan			International Plans
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate	3.6%	4.0%	4.2%	2.6%	2.8%	3.9%	2.9%	3.0%	3.5%
Expected return on plan assets	7.0	7.0	7.3	5.5	5.5	6.5	4.6	4.3	5.4
Salary inflation	N/A	N/A	N/A	1.8	1.9	1.7	2.2	2.1	2.1
Pension inflation	N/A	N/A	N/A	3.0	3.1	2.8	1.8	1.7	1.6

The investment objectives for the various plans are preservation of capital, current income and long-term growth of capital. All plan assets are managed by outside investment managers and do not include investments in Hilton stock. Asset allocations are reviewed periodically by the investment managers.

Expected long-term returns on plan assets are determined using historical performance for debt and equity securities held by our plans, actual performance of plan assets and current and expected market conditions. Expected returns are formulated based on the target asset allocation. The target asset allocation for the Domestic Plan, as a percentage of total plan assets, as of December 31, 2018 and 2017, was 80 percent in funds that invest in equity securities and 20 percent in funds that invest in debt securities. The target asset allocation for the U.K. Plan and the International Plans, as a percentage of total plan assets, as of December 31, 2018 and 2017, was 75 percent in funds that invest in equity and debt securities and 25 percent in bond funds.

The following tables present the fair value hierarchy of total plan assets measured at fair value by asset category:

	December 31, 2018
	Domestic Plan	U.K. Plan	International Plans
	(in millions)
Level 1
Cash and cash equivalents	$—	$34	$11
Equity funds	—	33	2
Bond funds	—	39	—
Alternative investments	—	140	—
Level 2
Equity funds	—	—	4
Bond funds	—	—	6
Net asset value(1)
Bond funds	—	44	—
Common collective trusts	274	—	40
Other	—	50	—
	$274	$340	$63

	December 31, 2017
	Domestic Plan	U.K. Plan	International Plans
	(in millions)
Level 1
Cash and cash equivalents	$—	$—	$11
Level 2
Equity funds	—	—	6
Bond funds	—	—	5
Net asset value(1)
Common collective trusts	306	386	43
	$306	$386	$65
____________

(1)	Certain investments are measured at net asset value per share as a practical expedient and, therefore, have not been classified in the fair value hierarchy.

We expect to contribute approximately $8 million, $9 million and $4 million to the Domestic Plan, the U.K. Plan and the International Plans, respectively, in 2019.

As of December 31, 2018, the benefits expected to be paid in the next five years and in the aggregate for the five years thereafter were as follows:

	Domestic Plan	U.K. Plan	International Plans
Year	(in millions)
2019	$35	$19	$11
2020	27	19	6
2021	27	20	5
2022	26	20	5
2023	26	20	5
2024-2028	121	107	24
	$262	$205	$56

In January 2007, the Domestic Plan and plans maintained for certain domestic hotels currently or formerly managed by us were merged into a multiple employer plan. As of December 31, 2018 and 2017, the multiple employer plan had combined plan assets of $297 million and $331 million, respectively, and a projected benefit obligation of $380 million and $409 million, respectively.

We have various employee defined contribution investment plans whereby we contribute matching percentages of employee contributions. The aggregate expense under these plans totaled $16 million, $15 million and $17 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 16: Share-Based Compensation

We recognized share-based compensation expense of $127 million, $121 million and $81 million during the years ended December 31, 2018, 2017 and 2016, respectively, which included amounts reimbursed by hotel owners. The total tax benefit recognized related to share-based compensation expense was $42 million, $49 million and $31 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, we accrued $15 million in accounts payable, accrued expenses and other in our consolidated balance sheets for certain awards settled in cash.

As of December 31, 2018, unrecognized compensation costs for unvested awards was approximately $121 million, which is expected to be recognized over a weighted-average period of 1.7 years on a straight-line basis. As of December 31, 2018, there were 16.1 million shares of common stock available for future issuance under the Hilton 2017 Omnibus Incentive Plan, plus any shares subject to awards outstanding under our 2013 Omnibus Incentive Plan, which will become available for issuance under our 2017 Omnibus Incentive Plan as a result of such outstanding awards expiring or terminating or being canceled or forfeited.

RSUs

The following table provides information about our RSU grants for the last three fiscal years:

	Year Ended December 31,
	2018	2017	2016
	(in millions, except per share data)
Number of shares granted	0.9	1.5	1.2
Weighted average grant date fair value per share	$79.31	$58.80	$59.73
Aggregate intrinsic value of shares vested	$123	$78	$40

The following table summarizes the activity of our RSUs during the year ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in millions)
Outstanding as of December 31, 2017	2.8	$51.44
Granted	0.9	79.31
Vested	(1.5)	49.56
Forfeited	(0.2)	56.09
Outstanding as of December 31, 2018	2.0	64.88

Options

The following table provides information about our option grants for the last three fiscal years:

	Year Ended December 31,
	2018	2017	2016
	(in millions, except per share data)
Number of options granted	0.6	0.7	0.5
Weighted average exercise price per share	$79.36	$58.40	$58.83
Weighted average grant date fair value per share	$23.72	$13.96	$16.41

The weighted average grant date fair value per share of each of these option grants was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected volatility(1)	27.91%	24.00%	32.00%
Dividend yield(2)	0.74%	0.92% - 1.03%	1.43%
Risk-free rate(3)	2.73%	1.93% - 2.03%	1.36%
Expected term (in years)(4)	6.0	6.0	6.0
____________

(1)	Estimated using historical movement of Hilton's stock price.

(2)
For the year ended December 31, 2018, estimated based on the quarterly dividend and the three-month average stock price at the grant date; for the years ended December 31, 2017 and 2016, estimated based on the expected annualized dividend payment at the grant date.

(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.

(4)	Estimated using the average of the vesting periods and the contractual term of the options.

The following table summarizes the activity of our options during the year ended December 31, 2018:

	Number of Shares	Weighted Average Exercise Price per Share
	(in millions)
Outstanding as of December 31, 2017	2.0	$51.24
Granted	0.6	79.36
Exercised	(0.2)	50.15
Outstanding as of December 31, 2018(1)	2.4	58.50
Exercisable as of December 31, 2018(2)	1.1	50.07
____________

(1)	The aggregate intrinsic value was $36 million and the weighted average remaining contractual term was 8 years.

(2)	The aggregate intrinsic value was $25 million and the weighted average remaining contractual term was 7 years.

Performance Shares

During the years ended December 31, 2018 and 2017, we issued performance shares with 50 percent of the shares subject to achievement based on the Company's EBITDA CAGR and the other 50 percent of the shares subject to achievement based on the Company's FCF CAGR. The performance shares are settled at the end of the three-year performance period.

In 2016, we modified the performance shares that were outstanding as of December 31, 2016, which were based on a measure of the Company’s total shareholder return relative to the total shareholder returns of members of a peer company group and the Company’s EBITDA CAGR, such that, upon completion of the spin-offs, they were converted to RSUs. We recognized $2.3 million, $3.3 million, and $0.3 million of incremental expense related to the modification of these awards during the years ended December 31, 2018, 2017 and 2016, respectively.

We determined that the performance conditions for performance shares issued in 2018 and 2017 are probable of achievement and, as of December 31, 2018, we recognized compensation expense related to these awards based on the following anticipated achievement percentages:

	EBITDA CAGR	FCF CAGR
2017 performance shares	200%	200%
2018 performance shares	150%	150%

The following table provides information about our performance share grants for the last three fiscal years:

	Year Ended December 31,
	2018	2017	2016
	(in millions, except per share data)
EBITDA CAGR:
Number of shares granted	0.2	0.2	0.3
Weighted average grant date fair value per share	$79.36	$58.40	$58.83
Aggregate intrinsic value of shares vested	$—	$—	$12

FCF CAGR:
Number of shares granted	0.2	0.2	N/A
Weighted average grant date fair value per share	$79.36	$58.40	N/A
Aggregate intrinsic value of shares vested	$—	$—	N/A

Relative Shareholder Return:
Number of shares granted	N/A	N/A	0.3
Weighted average grant date fair value per share	N/A	N/A	$62.43
Aggregate intrinsic value of shares vested	N/A	N/A	$16

The following table summarizes the activity of our performance shares during the year ended December 31, 2018:

	EBITDA CAGR		FCF CAGR
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in millions)		(in millions)
Outstanding as of December 31, 2017	0.2	$58.41	0.2	$58.41
Granted	0.2	79.36	0.2	79.36
Outstanding as of December 31, 2018	0.4	69.53	0.4	69.53

Note 17: Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share ("EPS").

	Year Ended December 31,
	2018	2017	2016
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income (loss) from continuing operations attributable to Hilton stockholders	$764	$1,084	$(27)
Denominator:
Weighted average shares outstanding	302	324	329
Basic EPS	$2.53	$3.34	$(0.08)

Diluted EPS:
Numerator:
Net income (loss) from continuing operations attributable to Hilton stockholders	$764	$1,084	$(27)
Denominator:
Weighted average shares outstanding	305	327	329
Diluted EPS	$2.50	$3.32	$(0.08)

Approximately 1 million, 1 million and 2 million share-based compensation awards were excluded from the weighted average shares outstanding used in the computation of diluted EPS for the years ended December 31, 2018, 2017 and 2016, respectively, because their effect would have been anti-dilutive under the treasury stock method.

Note 18: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2015	$(580)	$(194)	$(10)	$(784)
Other comprehensive loss before reclassifications	(157)	(63)	(9)	(229)
Amounts reclassified from accumulated other comprehensive loss	(1)	6	7	12
Net current period other comprehensive loss	(158)	(57)	(2)	(217)
Balance as of December 31, 2016	(738)	(251)	(12)	(1,001)
Other comprehensive income (loss) before reclassifications	161	15	(4)	172
Amounts reclassified from accumulated other comprehensive loss	1	7	17	25
Net current period other comprehensive income	162	22	13	197
Spin-offs of Park and HGV	63	—	—	63
Balance as of December 31, 2017	(513)	(229)	1	(741)
Other comprehensive income (loss) before reclassifications	(70)	(18)	17	(71)
Amounts reclassified from accumulated other comprehensive loss	—	9	5	14
Net current period other comprehensive income (loss)	(70)	(9)	22	(57)
Cumulative effect of the adoption of ASU 2018-02	38	(22)	—	16
Balance as of December 31, 2018	$(545)	$(260)	$23	$(782)
____________

(1)	Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature.

The following table presents additional information about reclassifications out of accumulated other comprehensive loss (amounts in parentheses indicate a loss in our consolidated statements of operations):

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Currency translation adjustment:
Sale or liquidation of investment in foreign entity(1)	$—	$(2)	$—
Gains on net investment hedges(1)	—	1	1
Total currency translation adjustment reclassifications for the period, net of taxes	—	(1)	1
Pension liability adjustment:
Amortization of prior service cost(2)	(3)	(3)	(4)
Amortization of net loss(2)	(8)	(7)	(5)
Tax benefit(3)	2	3	3
Total pension liability adjustment reclassifications for the period, net of taxes	(9)	(7)	(6)
Cash flow hedge adjustment:
Dedesignated interest rate swaps(4)	(6)	(26)	(12)
Tax benefit(3)	1	9	5
Total cash flow hedge adjustment reclassifications for the period, net of taxes	(5)	(17)	(7)
Total reclassifications for the period, net of taxes	$(14)	$(25)	$(12)
____________

(1)
Reclassified out of accumulated other comprehensive loss to gain (loss) on foreign currency transactions in our consolidated statements of operations. The related tax benefits for the years ended December 31, 2017 and 2016 were less than $1 million and were reclassified out of accumulated other comprehensive loss to income tax benefit (expense) in our consolidated statements of operations.

(2)
Reclassified out of accumulated other comprehensive loss to other non-operating income, net in our consolidated statements of operations. These amounts were included in the computation of net periodic pension cost (credit). See Note 15: "Employee Benefit Plans" for additional information.

(3)	Reclassified out of accumulated other comprehensive loss to income tax benefit (expense) in our consolidated statements of operations.

(4)
Reclassified out of accumulated other comprehensive loss to interest expense in our consolidated statements of operations. See Note 11: "Derivative Instruments and Hedging Activities" for additional information.

Note 19: Business Segments

We are a hospitality company with operations organized in two distinct operating segments: (i) management and franchise and (ii) ownership. These segments are managed and reported separately because of their distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us. As of December 31, 2018, this segment included 689 managed hotels and 4,874 franchised hotels consisting of 882,873 total rooms. This segment also earns licensing fees from HGV and co-brand credit card arrangements, as well as fees for managing properties in our ownership segment.

As of December 31, 2018, the ownership segment included 71 properties totaling 21,720 rooms, comprising 62 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, two hotels leased by consolidated VIEs and six hotels owned or leased by unconsolidated affiliates.

The performance of our operating segments is evaluated primarily on operating income, without allocating other revenues and expenses or general and administrative expenses.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Franchise and licensing fees	$1,537	$1,326	$1,095
Base and other management fees(1)	385	379	284
Incentive management fees	235	222	142
Management and franchise	2,157	1,927	1,521
Ownership	1,484	1,432	1,434
Segment revenues	3,641	3,359	2,955
Amortization of contract acquisition costs	(27)	(17)	(16)
Other revenues	98	105	82
Direct reimbursements from managed and franchised properties(2)	2,881	2,572	1,644
Indirect reimbursements from managed and franchised properties(2)	2,357	2,155	1,953
Intersegment fees elimination(1)	(44)	(43)	(42)
Total revenues	$8,906	$8,131	$6,576
____________

(1)	Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our consolidated statements of operations.

(2)	Included in other revenues from managed and franchised properties in our consolidated statements of operations.

The following table presents operating income for our reportable segments, reconciled to consolidated income from continuing operations before income taxes:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Management and franchise(1)	$2,157	$1,927	$1,521
Ownership(1)	108	120	113
Segment operating income	2,265	2,047	1,634
Amortization of contract acquisition costs	(27)	(17)	(16)
Other revenues, less other expenses	47	49	16
Net other expenses from managed and franchised properties	(85)	(172)	(12)
Depreciation and amortization	(325)	(336)	(353)
General and administrative	(443)	(439)	(409)
Gain on sales of assets, net	—	—	8
Operating income	1,432	1,132	868
Interest expense	(371)	(351)	(334)
Gain (loss) on foreign currency transactions	(11)	3	(16)
Loss on debt extinguishment	—	(60)	—
Other non-operating income, net	28	29	22
Income from continuing operations before income taxes	$1,078	$753	$540
____________

(1)	Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our consolidated statements of operations.

The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	December 31,
	2018	2017
	(in millions)
Management and franchise	$11,362	$11,505
Ownership	927	964
Corporate and other	1,706	1,759
	$13,995	$14,228

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated capital expenditures of continuing operations:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Ownership	$42	$32	$45
Corporate and other	30	26	17
	$72	$58	$62

Total revenues by country were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
U.S.	$6,848	$6,046	$4,524
United Kingdom	545	544	942
All other	1,513	1,541	1,110
	$8,906	$8,131	$6,576

Other than the countries included above, there were no countries that individually represented more than 10 percent of total revenues for the years ended December 31, 2018, 2017 and 2016.

Property and equipment, net by country was as follows:

	December 31,
	2018	2017
	(in millions)
U.S.	$109	$105
Japan	106	94
United Kingdom	75	82
Germany	40	36
All other	37	36
	$367	$353

Other than the countries included above, there were no countries that individually represented more than 10 percent of total property and equipment, net as of December 31, 2018 and 2017.

Note 20: Commitments and Contingencies

We provide performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified operating performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of December 31, 2018, we had five performance guarantees, with expirations ranging from 2019 to 2030, and possible cash outlays totaling approximately $36 million. Our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee. We do not have any letters of credit pledged as collateral against these guarantees. As of December 31, 2018 and 2017, we accrued liabilities of $12 million and $21 million, respectively, for our performance guarantees, which were related to one hotel and two hotels, respectively, of VIEs for which we were not the primary beneficiary. We may enter into new contracts containing performance guarantees in the future, which could increase our possible cash outlays.

We have entered into agreements with owners of certain hotels that we operate or will operate under a management or franchise contract to finance capital expenditures at the hotels for approximately $29 million. As of December 31, 2018, we had not funded any of these commitments and expect to fund $19 million in 2019 and $10 million in 2020.

We receive fees from managed and franchised properties to operate our marketing, sales and brand programs on behalf of hotel owners. As of December 31, 2018 and 2017, we had collected an aggregate of $375 million and $402 million in excess of amounts expended, respectively, across all programs.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of December 31, 2018 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 21: Related Party Transactions

Equity Investments

We hold equity investments in entities that own or lease properties that we manage. Amounts included in our consolidated balance sheets related to these management contracts as of December 31, 2018 and 2017 primarily included $19 million and $20 million, respectively, of management and franchise contracts, net. Amounts included in our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 primarily included: (i) management and franchise fees of $10 million, $10 million and $12 million, respectively; (ii) other revenues from managed and franchised properties of $22 million, $22 million and $21 million, respectively; and (iii) other expenses from managed and franchised properties of $22 million, $22 million and $21 million, respectively.

Blackstone

Blackstone directly and indirectly owns or controls hotels that we manage or franchise and for which we receive fees in connection with the related management and franchise contracts. Our maximum exposure to loss related to these hotels is limited to the amounts discussed below; therefore, our involvement with these hotels does not expose us to additional variability or risk of loss. Due to sales of the Company's common stock, Blackstone was no longer considered a related party of the Company as of October 1, 2017. Amounts included in our consolidated statements of operations related to these management and franchise contracts, for the period of time Blackstone was considered a related party, for the years ended December 31, 2017 and 2016 primarily included: (i) management and franchise fees of $24 million and $42 million, respectively; (ii) other revenues from managed and franchised properties of $113 million and $144 million, respectively; and (iii) other expenses from managed and franchised properties of $113 million and $144 million, respectively. Additionally, our consolidated statements of cash flows included $11 million of contract acquisition costs related to these management and franchise contracts for the year ended December 31, 2017.

Note 22: Supplemental Disclosures of Cash Flow Information

Interest paid during the years ended December 31, 2018, 2017 and 2016, was $330 million, $314 million and $478 million, respectively.

Income taxes, net of refunds, paid during the years ended December 31, 2018, 2017 and 2016 were $288 million, $526 million and $677 million, respectively.

The following non-cash investing and financing activities were excluded from the consolidated statements of cash flows:

•	In 2017, we had non-cash financing activities of $25 million in connection with the spin-offs.

•	In 2016, we transferred $116 million of Park's property and equipment to HGV's timeshare inventory for conversion into timeshare units.

Note 23: Condensed Consolidating Guarantor Financial Information

In April 2018, Hilton Domestic Operating Company Inc. ("HOC"), which is 100 percent owned by Hilton Worldwide Finance LLC, issued the 2026 Senior Notes. In March 2017, Hilton Worldwide Finance LLC and Hilton Worldwide Finance Corp. (the "HWF Issuers"), entities that are 100 percent owned by Hilton Worldwide Parent LLC ("HWP"), which is 100 percent owned by the Parent, issued the 2025 Senior Notes and 2027 Senior Notes. In September 2016, HOC assumed the 2024 Senior Notes that were issued in August 2016 by escrow issuers. In October 2013, the HWF Issuers issued the 2021 Senior Notes, which were redeemed in full in March 2017. See Note 9: "Debt" for additional information.

The HWF Issuers are guarantors of the 2026 Senior Notes and the 2024 Senior Notes. HOC is a guarantor of the 2025 Senior Notes and the 2027 Senior Notes and was a guarantor of the 2021 Senior Notes prior to their redemption. The 2024 Senior Notes, 2025 Senior Notes, 2026 Senior Notes and 2027 Senior Notes are collectively referred to as the Senior Notes. The HWF Issuers and HOC are collectively referred to as the Subsidiary Issuers.

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by HWP, the Parent and certain of the Parent's 100 percent owned domestic restricted subsidiaries that are themselves not issuers of the applicable series of Senior Notes (together, the "Guarantors''). The indentures that govern the Senior Notes provide that any subsidiary of the Company that provides a guarantee of our senior secured credit facility will guarantee the Senior Notes. As of December 31, 2018, none of our foreign subsidiaries or U.S. subsidiaries owned by foreign subsidiaries or conducting foreign operations or our non-wholly owned subsidiaries guaranteed the Senior Notes (collectively, the "Non-Guarantors").

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

The following tables present the condensed consolidating financial information as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016, for the Parent, HWF Issuers, HOC, Guarantors and Non-Guarantors.

	December 31, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$3	$17	$383	$—	$403
Restricted cash and cash equivalents	—	—	34	15	32	—	81
Accounts receivable, net	—	—	10	735	405	—	1,150
Intercompany receivables	—	—	—	—	40	(40)	—
Prepaid expenses	—	—	52	37	80	(9)	160
Income taxes receivable	—	—	—	23	—	(3)	20
Other	—	1	1	13	154	—	169
Total current assets	—	1	100	840	1,094	(52)	1,983
Intangibles and Other Assets:
Investments in subsidiaries	557	5,131	7,930	557	—	(14,175)	—
Goodwill	—	—	—	3,824	1,336	—	5,160
Brands	—	—	—	4,404	465	—	4,869
Management and franchise contracts, net	—	—	—	556	316	—	872
Other intangible assets, net	—	—	—	287	128	—	415
Property and equipment, net	—	—	27	65	275	—	367
Deferred income tax assets	4	—	94	—	90	(98)	90
Other	—	23	33	22	161	—	239
Total intangibles and other assets	561	5,154	8,084	9,715	2,771	(14,273)	12,012
TOTAL ASSETS	$561	$5,155	$8,184	$10,555	$3,865	$(14,325)	$13,995
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$10	$19	$229	$529	$743	$—	$1,530
Current portion of deferred revenues	—	—	106	239	14	(9)	350
Intercompany payables	—	—	40	—	—	(40)	—
Current maturities of long-term debt	—	—	—	—	16	—	16
Income taxes payable	—	—	—	—	22	(3)	19
Current portion of liability for guest loyalty program	—	—	—	700	—	—	700
Total current liabilities	10	19	375	1,468	795	(52)	2,615
Long-term debt	—	4,573	2,467	—	226	—	7,266
Deferred revenues	—	—	—	762	64	—	826
Deferred income tax liabilities	—	6	—	962	28	(98)	898
Liability for guest loyalty program	—	—	—	969	—	—	969
Other	—	—	211	93	559	—	863
Total liabilities	10	4,598	3,053	4,254	1,672	(150)	13,437
Equity:
Total Hilton stockholders' equity	551	557	5,131	6,301	2,186	(14,175)	551
Noncontrolling interests	—	—	—	—	7	—	7
Total equity	551	557	5,131	6,301	2,193	(14,175)	558
TOTAL LIABILITIES AND EQUITY	$561	$5,155	$8,184	$10,555	$3,865	$(14,325)	$13,995

	December 31, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$2	$18	$550	$—	$570
Restricted cash and cash equivalents	—	—	61	10	29	—	100
Accounts receivable, net	—	—	18	712	275	—	1,005
Intercompany receivables	—	—	—	—	40	(40)	—
Prepaid expenses	—	—	25	24	84	(6)	127
Income taxes receivable	—	—	—	60	—	(24)	36
Other	—	—	1	13	155	—	169
Total current assets	—	—	107	837	1,133	(70)	2,007
Intangibles and Other Assets:
Investments in subsidiaries	1,697	7,067	8,326	1,697	—	(18,787)	—
Goodwill	—	—	—	3,824	1,366	—	5,190
Brands	—	—	—	4,405	485	—	4,890
Management and franchise contracts, net	—	—	2	645	306	—	953
Other intangible assets, net	—	—	1	283	149	—	433
Property and equipment, net	—	—	20	67	266	—	353
Deferred income tax assets	6	—	104	—	127	(126)	111
Other	—	20	32	67	172	—	291
Total intangibles and other assets	1,703	7,087	8,485	10,988	2,871	(18,913)	12,221
TOTAL ASSETS	$1,703	$7,087	$8,592	$11,825	$4,004	$(18,983)	$14,228
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$15	$20	$184	$576	$624	$(3)	$1,416
Current portion of deferred revenues	—	—	90	266	13	(3)	366
Intercompany payables	—	—	40	—	—	(40)	—
Current maturities of long-term debt	—	32	—	—	14	—	46
Income taxes payable	—	—	—	—	36	(24)	12
Current portion of liability for guest loyalty program	—	—	—	622	—	—	622
Total current liabilities	15	52	314	1,464	687	(70)	2,462
Long-term debt	—	5,333	983	—	240	—	6,556
Deferred revenues	—	—	—	770	59	—	829
Deferred income tax liabilities	—	5	—	1,052	—	(126)	931
Liability for guest loyalty program	—	—	—	839	—	—	839
Other	—	—	228	64	628	—	920
Total liabilities	15	5,390	1,525	4,189	1,614	(196)	12,537
Equity:
Total Hilton stockholders' equity	1,688	1,697	7,067	7,636	2,387	(18,787)	1,688
Noncontrolling interests	—	—	—	—	3	—	3
Total equity	1,688	1,697	7,067	7,636	2,390	(18,787)	1,691
TOTAL LIABILITIES AND EQUITY	$1,703	$7,087	$8,592	$11,825	$4,004	$(18,983)	$14,228

	Year Ended December 31, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise and licensing fees	$—	$—	$227	$1,182	$139	$(18)	$1,530
Base and other management fees	—	—	1	205	115	—	321
Incentive management fees	—	—	—	78	157	—	235
Owned and leased hotels	—	—	—	—	1,484	—	1,484
Other revenues	—	—	6	81	11	—	98
	—	—	234	1,546	1,906	(18)	3,668
Other revenues from managed and franchised properties	—	—	245	4,376	617	—	5,238
Total revenues	—	—	479	5,922	2,523	(18)	8,906

Expenses
Owned and leased hotels	—	—	—	—	1,332	—	1,332
Depreciation and amortization	—	—	6	237	82	—	325
General and administrative	—	—	323	—	130	(10)	443
Other expenses	—	—	7	22	30	(8)	51
	—	—	336	259	1,574	(18)	2,151
Other expenses from managed and franchised properties	—	—	236	4,466	621	—	5,323
Total expenses	—	—	572	4,725	2,195	(18)	7,474

Operating income (loss)	—	—	(93)	1,197	328	—	1,432

Interest expense	—	(227)	(106)	—	(38)	—	(371)
Gain (loss) on foreign currency transactions	—	—	4	84	(99)	—	(11)
Other non-operating income (loss), net	—	(9)	3	16	18	—	28

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(236)	(192)	1,297	209	—	1,078

Income tax benefit (expense)	—	57	39	(309)	(96)	—	(309)

Income (loss) before equity in earnings from subsidiaries	—	(179)	(153)	988	113	—	769

Equity in earnings from subsidiaries	764	943	1,096	764	—	(3,567)	—

Net income	764	764	943	1,752	113	(3,567)	769
Net income attributable to noncontrolling interests	—	—	—	—	(5)	—	(5)
Net income attributable to Hilton stockholders	$764	$764	$943	$1,752	$108	$(3,567)	$764

Comprehensive income	$707	$784	$932	$1,751	$48	$(3,510)	$712
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(5)	—	(5)
Comprehensive income attributable to Hilton stockholders	$707	$784	$932	$1,751	$43	$(3,510)	$707

	Year Ended December 31, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise and licensing fees	$—	$—	$143	$1,077	$118	$(17)	$1,321
Base and other management fees	—	—	1	195	128	—	324
Incentive management fees	—	—	—	76	146	—	222
Owned and leased hotels	—	—	—	—	1,432	—	1,432
Other revenues	—	—	31	70	11	(7)	105
	—	—	175	1,418	1,835	(24)	3,404
Other revenues from managed and franchised properties	—	—	159	3,986	582	—	4,727
Total revenues	—	—	334	5,404	2,417	(24)	8,131

Expenses
Owned and leased hotels	—	—	—	—	1,269	—	1,269
Depreciation and amortization	—	—	5	242	89	—	336
General and administrative	—	—	327	—	118	(6)	439
Other expenses	—	—	17	29	27	(17)	56
	—	—	349	271	1,503	(23)	2,100
Other expenses from managed and franchised properties	—	—	147	4,147	605	—	4,899
Total expenses	—	—	496	4,418	2,108	(23)	6,999

Gain (loss) on sales of assets, net	—	—	—	(1)	1	—	—

Operating income (loss)	—	—	(162)	985	310	(1)	1,132

Interest expense	—	(244)	(61)	—	(47)	1	(351)
Gain (loss) on foreign currency transactions	—	—	10	124	(131)	—	3
Loss on debt extinguishment	—	(60)	—	—	—	—	(60)
Other non-operating income (loss), net	—	(3)	4	7	21	—	29

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(307)	(209)	1,116	153	—	753

Income tax benefit (expense)	(3)	122	26	89	102	—	336

Income (loss) before equity in earnings from subsidiaries	(3)	(185)	(183)	1,205	255	—	1,089

Equity in earnings from subsidiaries	1,087	1,272	1,455	1,087	—	(4,901)	—

Net income	1,084	1,087	1,272	2,292	255	(4,901)	1,089
Net income attributable to noncontrolling interests	—	—	—	—	(5)	—	(5)
Net income attributable to Hilton stockholders	$1,084	$1,087	$1,272	$2,292	$250	$(4,901)	$1,084

Comprehensive income	$1,281	$1,101	$1,288	$2,295	$419	$(5,098)	$1,286
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(5)	—	(5)
Comprehensive income attributable to Hilton stockholders	$1,281	$1,101	$1,288	$2,295	$414	$(5,098)	$1,281

	Year Ended December 31, 2016
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise and licensing fees	$—	$—	$21	$974	$106	$(10)	$1,091
Base and other management fees	—	—	—	122	108	—	230
Incentive management fees	—	—	—	16	126	—	142
Owned and leased hotels	—	—	—	—	1,434	—	1,434
Other revenues	—	—	10	61	11	—	82
	—	—	31	1,173	1,785	(10)	2,979
Other revenues from managed and franchised properties	—	—	32	3,053	512	—	3,597
Total revenues	—	—	63	4,226	2,297	(10)	6,576

Expenses
Owned and leased hotels	—	—	—	—	1,279	—	1,279
Depreciation and amortization	—	—	1	266	86	—	353
General and administrative	—	—	90	203	116	—	409
Other expenses	—	—	1	31	44	(10)	66
	—	—	92	500	1,525	(10)	2,107
Other expenses from managed and franchised properties	—	—	32	3,083	494	—	3,609
Total expenses	—	—	124	3,583	2,019	(10)	5,716

Gain on sales of assets, net	—	—	—	—	8	—	8

Operating income (loss)	—	—	(61)	643	286	—	868

Interest expense	—	(261)	(14)	(12)	(47)	—	(334)
Gain (loss) on foreign currency transactions	—	—	11	(150)	123	—	(16)
Other non-operating income, net	—	1	1	7	13	—	22

Income (loss) from continuing operations before income taxes and equity in losses from subsidiaries	—	(260)	(63)	488	375	—	540

Income tax benefit (expense)	193	100	26	(297)	(579)	—	(557)

Income (loss) from continuing operations before equity in losses from subsidiaries	193	(160)	(37)	191	(204)	—	(17)

Equity in losses from subsidiaries	(220)	(60)	(23)	(220)	—	523	—

Loss from continuing operations, net of taxes	(27)	(220)	(60)	(29)	(204)	523	(17)
Income from discontinued operations, net of taxes	365	365	365	426	375	(1,525)	371
Net income	338	145	305	397	171	(1,002)	354
Net income attributable to noncontrolling interests	—	—	—	—	(16)	—	(16)
Net income attributable to Hilton stockholders	$338	$145	$305	$397	$155	$(1,002)	$338

Comprehensive income	$121	$143	$310	$326	$21	$(785)	$136
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(15)	—	(15)
Comprehensive income attributable to Hilton stockholders	$121	$143	$310	$326	$6	$(785)	$121

	Year Ended December 31, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(185)	$(8)	$1,267	$181	$—	$1,255
Investing Activities:
Capital expenditures for property and equipment	—	—	(9)	(7)	(56)	—	(72)
Payments received on other financing receivables	—	—	—	49	1	—	50
Capitalized software costs	—	—	—	(87)	—	—	(87)
Other	—	—	—	(6)	(16)	—	(22)
Net cash used in investing activities	—	—	(9)	(51)	(71)	—	(131)
Financing Activities:
Borrowings	—	175	1,500	—	1	—	1,676
Repayment of debt	—	(985)	—	—	(20)	—	(1,005)
Debt issuance costs	—	—	(21)	—	—	—	(21)
Intercompany transfers	1,902	995	(1,444)	(1,209)	(244)	—	—
Dividends paid	(181)	—	—	—	—	—	(181)
Repurchases of common stock	(1,721)	—	—	—	—	—	(1,721)
Distributions to noncontrolling interests	—	—	—	—	(1)	—	(1)
Tax withholdings on share-based compensation	—	—	(44)	—	—	—	(44)
Acquisition of noncontrolling interest	—	—	—	(3)	—	—	(3)
Net cash provided by (used in) financing activities	—	185	(9)	(1,212)	(264)	—	(1,300)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	(10)	—	(10)
Net increase (decrease) in cash, restricted cash and cash equivalents	—	—	(26)	4	(164)	—	(186)
Cash, restricted cash and cash equivalents, beginning of period	—	—	63	28	579	—	670
Cash, restricted cash and cash equivalents, end of period	$—	$—	$37	$32	$415	$—	$484

	Year Ended December 31, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(113)	$(103)	$950	$285	$(170)	$849
Investing Activities:
Capital expenditures for property and equipment	—	—	(12)	(12)	(34)	—	(58)
Payments received on other financing receivables	—	—	—	7	—	—	7
Capitalized software costs	—	—	—	(75)	—	—	(75)
Other	—	(13)	—	(8)	3	(3)	(21)
Net cash used in investing activities	—	(13)	(12)	(88)	(31)	(3)	(147)
Financing Activities:
Borrowings	—	1,822	—	—	2	—	1,824
Repayment of debt	—	(1,852)	—	—	(8)	—	(1,860)
Debt issuance costs and redemption premium	—	(69)	—	—	—	—	(69)
Repayment of intercompany borrowings	—	—	(3)	—	—	3	—
Intercompany transfers	1,086	225	122	(865)	(568)	—	—
Dividends paid	(195)	—	—	—	—	—	(195)
Intercompany dividends	—	—	—	—	(170)	170	—
Cash transferred in spin-offs of Park and HGV	—	—	—	—	(501)	—	(501)
Repurchases of common stock	(891)	—	—	—	—	—	(891)
Distributions to noncontrolling interests	—	—	—	—	(1)	—	(1)
Tax withholdings on share-based compensation	—	—	(31)	—	—	—	(31)
Net cash provided by (used in) financing activities	—	126	88	(865)	(1,246)	173	(1,724)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	8	—	8
Net decrease in cash, restricted cash and cash equivalents	—	—	(27)	(3)	(984)	—	(1,014)
Cash, restricted cash and cash equivalents from continuing operations, beginning of period	—	—	90	31	1,062	—	1,183
Cash, restricted cash and cash equivalents from discontinued operations, beginning of period	—	—	—	—	501	—	501
Cash, restricted cash and cash equivalents, beginning of period	—	—	90	31	1,563	—	1,684
Cash, restricted cash and cash equivalents, end of period	$—	$—	$63	$28	$579	$—	$670

	Year Ended December 31, 2016
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(37)	$—	$866	$1,086	$(605)	$1,310
Investing Activities:
Capital expenditures for property and equipment	—	—	—	(9)	(308)	—	(317)
Payments received on other financing receivables	—	—	—	2	1	—	3
Issuance of intercompany receivables	—	—	—	(192)	(42)	234	—
Payments received on intercompany receivables	—	—	—	192	—	(192)	—
Capitalized software costs	—	—	—	(73)	(8)	—	(81)
Other	—	(6)	—	(37)	15	—	(28)
Net cash used in investing activities	—	(6)	—	(117)	(342)	42	(423)
Financing Activities:
Borrowings	—	—	1,000	—	3,715	—	4,715
Repayment of debt	—	(266)	—	—	(4,093)	—	(4,359)
Debt issuance costs	—	(17)	(20)	—	(39)	—	(76)
Intercompany borrowings	—	—	—	42	192	(234)	—
Repayment of intercompany borrowings	—	—	—	—	(192)	192	—
Intercompany transfers	277	326	(890)	(854)	1,141	—	—
Dividends paid	(277)	—	—	—	—	—	(277)
Intercompany dividends	—	—	—	—	(605)	605	—
Distributions to noncontrolling interests	—	—	—	—	(32)	—	(32)
Tax withholdings on share-based compensation	—	—	—	(15)	—	—	(15)
Net cash provided by (used in) financing activities	—	43	90	(827)	87	563	(44)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	(15)	—	(15)
Net increase (decrease) in cash, restricted cash and cash equivalents	—	—	90	(78)	816	—	828
Cash, restricted cash and cash equivalents from continuing operations, beginning of period	—	—	—	109	524	—	633
Cash, restricted cash and cash equivalents from discontinued operations, beginning of period	—	—	—	—	223	—	223
Cash, restricted cash and cash equivalents, beginning of period	—	—	—	109	747	—	856
Cash, restricted cash and cash equivalents from continuing operations, end of period	—	—	90	31	1,062	—	1,183
Cash, restricted cash and cash equivalents from discontinued operations, end of period	—	—	—	—	501	—	501
Cash, restricted cash and cash equivalents, end of period	$—	$—	$90	$31	$1,563	$—	$1,684

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

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions, except per share data)
Revenues	$2,074	$2,291	$2,253	$2,288	$8,906
Operating income	279	406	385	362	1,432
Net income	163	217	164	225	769
Net income attributable to Hilton stockholders	161	217	162	224	764
Basic earnings per share(1)	$0.51	$0.72	$0.55	$0.76	$2.53
Diluted earnings per share(1)	$0.51	$0.71	$0.54	$0.75	$2.50

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions, except per share data)
Revenues	$1,896	$2,076	$2,091	$2,068	$8,131
Operating income	217	324	332	259	1,132
Net income	48	151	160	730	1,089
Net income attributable to Hilton stockholders	47	150	158	729	1,084
Basic earnings per share(1)	$0.14	$0.46	$0.49	$2.29	$3.34
Diluted earnings per share(1)	$0.14	$0.46	$0.49	$2.27	$3.32
____________

(1)	The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares outstanding in interim periods.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information about common stock that may be issued under our existing equity compensation plans. The only plan pursuant to which the Company may grant new equity-based awards is the Hilton 2017 Omnibus Incentive Plan, which replaced the Company's 2013 Omnibus Incentive Plan. The number of securities to be issued upon exercise of outstanding options, warrants and rights reflected in the table below includes shares underlying equity-based awards granted, and that remained outstanding as of December 31, 2018 under the equity incentive plans.

	As of December 31, 2018
	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by stockholders	5,841,514	$58.50	16,113,757
____________

(1)
Includes shares issuable upon exercise of stock options and 3,450,224 shares that may be issued upon the vesting of restricted stock units, shares that may be issued upon the vesting of performance shares and director deferred share units and dividend equivalents accrued thereon. The number of shares to be issued in respect of performance shares has been calculated based on the assumption that the maximum levels of performance applicable to the performance shares will be achieved. The restricted stock units, performance shares and deferred share units cannot be exercised for consideration.

The remaining information required by this item is incorporated by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 14.     Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

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
4.4
Indenture with respect to the 4.250% Senior Notes due 2024 (the "2024 Notes"), dated as of August 18, 2016, by and among Hilton Domestic Operating Company Inc., Hilton Worldwide Holdings Inc., Hilton Worldwide Finance LLC, the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on August 18, 2016).

4.5	Form of 4.250% Senior Note due 2024 (included in Exhibit 4.4).
4.6
First Supplemental Indenture with respect to the 2025 Notes and the 2027 Notes, dated as of December 6, 2017, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-36243) for the year ended December 31, 2017).

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

4.11
Fifth Supplemental Indenture with respect to the 2024 Notes, dated as of December 6, 2017, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K (File No. 001-36243) for the year ended December 31, 2017).

4.12
Indenture with respect to the 5.125% Senior Notes due 2026, dated as of April 13, 2018, by and among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on April 13, 2018).

4.13	Form of 5.125% Senior Note due 2026 (included in Exhibit 4.12).
4.14
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

10.5
Amendment No. 4, dated as of April 19, 2018, to the Credit Agreement, dated as of October 25, 2013 (as amended), by and among Hilton Worldwide Holdings Inc., Hilton Worldwide Parent LLC, Hilton Worldwide Finance LLC, the other guarantors party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent, collateral agent, swing line lender and L/C issuer and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on April 19, 2018).

10.6
Security Agreement, dated as of October 25, 2013, among the grantors identified therein and Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).

10.7
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

10.8
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
10.10
Hilton Worldwide Holdings Inc. 2019 Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended September 30, 2018).*

10.11	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-191110)).*
10.12
2005 Executive Deferred Compensation Plan (as Amended and Restated Effective as of January 1, 2018) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-36243) for the year ended December 31, 2017).*

10.13	Form of 2014 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2014).*
10.14	Form of 2015 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2015).*
10.15	Form of Deferred Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended June 30, 2015).*
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

10.24	Form of 2018 Performance Share Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2018).*
10.25	Form of 2018 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2018).*
10.26	Form of 2018 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-36243) for the quarter ended March 31, 2018).*
10.27
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

10.35
Restricted Stock Unit Agreement with Jonathan Witter (Two-Year Vesting) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-36243) for the year ended December 31, 2017).*

10.36
Restricted Stock Unit Agreement with Jonathan Witter (Four-Year Vesting) (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-36243) for the year ended December 31, 2017).*

10.37
Master Amendment and Option Agreement, dated as of April 9, 2018, between Hilton Worldwide Holdings Inc., HNA Tourism Group Co., Ltd., and HNA HLT Holdco I LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36243) filed on April 9, 2018).

10.38	Amendment One to the 2005 Executive Deferred Compensation Plan.*
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Item 16.     Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in McLean, Virginia, on the 13th day of February 2019.

HILTON WORLDWIDE HOLDINGS INC.

By:	/s/ Christopher J. Nassetta
Name:	Christopher J. Nassetta
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 13th day of February 2019.

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