Form 10-Q
period 2019-03-31
Hilton Worldwide Holdings Inc.
filed 2019-05-01
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of April 24, 2019 was 291,062,641.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$382	$403
Restricted cash and cash equivalents	79	81
Accounts receivable, net of allowance for doubtful accounts of $43 and $42	1,102	1,150
Prepaid expenses	140	160
Other	173	189
Total current assets (variable interest entities – $84 and $90)	1,876	1,983
Intangibles and Other Assets:
Goodwill	5,162	5,160
Brands	4,872	4,869
Management and franchise contracts, net	841	872
Other intangible assets, net	408	415
Operating lease right-of-use assets	916	—
Property and equipment, net	412	367
Deferred income tax assets	146	90
Other	220	239
Total intangibles and other assets (variable interest entities – $179 and $178)	12,977	12,012
TOTAL ASSETS	$14,853	$13,995
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$1,679	$1,549
Current maturities of long-term debt	35	16
Current portion of deferred revenues	323	350
Current portion of liability for guest loyalty program	757	700
Total current liabilities (variable interest entities – $55 and $56)	2,794	2,615
Long-term debt	7,330	7,266
Operating lease liabilities	1,103	—
Deferred revenues	830	826
Deferred income tax liabilities	850	898
Liability for guest loyalty program	987	969
Other	851	863
Total liabilities (variable interest entities – $257 and $263)	14,745	13,437
Commitments and contingencies - see Note 14
Equity:
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 332,869,893 issued and 291,720,450 outstanding as of March 31, 2019 and 332,105,163 issued and 294,815,890 outstanding as of December 31, 2018	3	3
Treasury stock, at cost; 41,149,443 shares as of March 31, 2019 and 37,289,273 shares as of December 31, 2018	(2,921)	(2,625)
Additional paid-in capital	10,374	10,372
Accumulated deficit	(6,558)	(6,417)
Accumulated other comprehensive loss	(798)	(782)
Total Hilton stockholders' equity	100	551
Noncontrolling interests	8	7
Total equity	108	558
TOTAL LIABILITIES AND EQUITY	$14,853	$13,995

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues
Franchise and licensing fees	$382	$331
Base and other management fees	80	77
Incentive management fees	55	55
Owned and leased hotels	312	334
Other revenues	26	23
	855	820
Other revenues from managed and franchised properties	1,349	1,254
Total revenues	2,204	2,074

Expenses
Owned and leased hotels	298	320
Depreciation and amortization	84	82
General and administrative	107	104
Other expenses	20	14
	509	520
Other expenses from managed and franchised properties	1,383	1,275
Total expenses	1,892	1,795

Operating income	312	279

Interest expense	(98)	(83)
Gain on foreign currency transactions	—	11
Other non-operating income, net	4	14

Income before income taxes	218	221

Income tax expense	(59)	(58)

Net income	159	163
Net income attributable to noncontrolling interests	(1)	(2)
Net income attributable to Hilton stockholders	$158	$161

Earnings per share:
Basic	$0.54	$0.51
Diluted	$0.54	$0.51

Cash dividends declared per share	$0.15	$0.15

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$159	$163
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $(8) and $1	(3)	32
Pension liability adjustment, net of tax of $(1) and $—	2	1
Cash flow hedge adjustment, net of tax of $5 and $(10)	(15)	28
Total other comprehensive income (loss)	(16)	61

Comprehensive income	143	224
Comprehensive income attributable to noncontrolling interests	(1)	(2)
Comprehensive income attributable to Hilton stockholders	$142	$222

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating Activities:
Net income	$159	$163
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of contract acquisition costs	7	7
Depreciation and amortization	84	82
Gain on foreign currency transactions	—	(11)
Share-based compensation	34	28
Deferred income taxes	(26)	(37)
Contract acquisition costs	(15)	(14)
Working capital changes and other	121	25
Net cash provided by operating activities	364	243
Investing Activities:
Capital expenditures for property and equipment	(23)	(10)
Capitalized software costs	(19)	(15)
Other	(2)	(1)
Net cash used in investing activities	(44)	(26)
Financing Activities:
Borrowings	375	—
Repayment of debt	(336)	(14)
Dividends paid	(44)	(47)
Repurchases of common stock	(296)	(110)
Tax withholdings on share-based compensation	(42)	(40)
Net cash used in financing activities	(343)	(211)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	7
Net increase (decrease) in cash, restricted cash and cash equivalents	(23)	13
Cash, restricted cash and cash equivalents, beginning of period	484	670
Cash, restricted cash and cash equivalents, end of period	$461	$683

Supplemental Disclosures:
Cash paid during the year:
Interest	$71	$72
Income taxes, net of refunds	13	9

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts and licensing its brands and intellectual property ("IP"). As of March 31, 2019, we managed, franchised, owned or leased 5,757 hotels and resorts, including timeshare properties, totaling 923,110 rooms in 113 countries and territories.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements for the three months ended March 31, 2019 and 2018 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Certain prior year amounts in our condensed consolidated balance sheets have been reclassified to conform to current year presentation.

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

Summary of Significant Accounting Policies

Our significant accounting policies are detailed in Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. On January 1, 2019, we adopted the requirements of Accounting Standards Update ("ASU") No. 2016-02 ("ASU 2016-02"), Leases (Topic 842), and the significant accounting policies that changed as a result of the adoption are set forth below.

Leases

We determine if a contract is or contains a lease at the inception of the contract, and we classify that lease as a finance lease if it meets certain criteria or as an operating lease when it does not. We reassess if a contract is or contains a leasing arrangement upon modification of the contract. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component, as permitted.

At the commencement date of a lease, we recognize a lease liability for future fixed lease payments and a right-of-use ("ROU") asset representing our right to use the underlying asset during the lease term. The lease liability is initially measured as the present value of the future fixed lease payments that will be made over the lease term. The lease term includes lessee options to extend the lease and periods occurring after a lessee early termination option, only to the extent it is reasonably certain that we will exercise such extension options and not exercise such early termination options, respectively. The future fixed lease payments are discounted using the rate implicit in the lease, if available, or our incremental borrowing rate. Our incremental borrowing rate is estimated on a portfolio basis and incorporates lease term, currency risk, credit risk and an adjustment for collateral. Upon adoption of ASU 2016-02, we elected to use the remaining lease term as of January 1, 2019 in our estimation of the applicable discount rate for leases that were in place at adoption. For the initial measurement of the lease liability for leases commencing after January 1, 2019, we use the discount rate as of the commencement date of the lease, incorporating the entire lease term. Additionally, we elected not to recognize leases with lease terms of 12 months or less at the commencement date in our consolidated balance sheets. Current maturities and long-term portions of operating lease liabilities are classified as accounts payable, accrued expenses and other and operating lease liabilities, respectively, and current maturities and long-term portions of finance lease liabilities are classified as current maturities of long-term debt and long-term debt, respectively, in our consolidated balance sheets.

The ROU asset is measured at the amount of the lease liability with adjustments, if applicable, for lease prepayments made prior to or at lease commencement, initial direct costs incurred by us and lease incentives. We evaluate the carrying value of ROU assets if there are indicators of impairment, and we perform the analysis with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be recoverable and is in excess of the estimated fair value, we record an impairment loss in our consolidated statements of operations. ROU assets of operating leases are classified as operating lease right-of-use assets and ROU assets of finance leases are classified as property and equipment, net in our consolidated balance sheets.

Our operating leases require: (i) fixed lease payments, or minimum payments, as contractually stated in the lease agreement; (ii) variable lease payments, which, for our hotels, are generally based on a percentage of the underlying asset's revenues or are dependent on changes in an index; or (iii) lease payments equal to the greater of the fixed or variable lease payments. In addition, we may be required to pay some, or all, of the capital costs for furniture, equipment and leasehold improvements in a hotel property that we lease during the term of the lease. For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the lease term and lease expense relating to variable payments is expensed as incurred, with amounts recognized in owned and leased hotel expenses and general and administrative expenses in our consolidated statements of operations. For finance leases, the amortization of the asset is recognized over the shorter of the lease term or useful life of the underlying asset within depreciation and amortization expense and other expenses from managed and franchised properties in our consolidated statements of operations. The interest expense related to finance leases, including any variable lease payments, is recognized in interest expense in our consolidated statements of operations.

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-15 ("ASU 2018-15"), Intangibles – Goodwill and Other – Internal-use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns guidance for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with guidance for capitalizing implementation costs to develop or obtain internal-use software. Capitalized implementation costs will be amortized over the term of the arrangement and presented in the same line item in the statement of operations as the fees associated with the service contract. We elected, as permitted by the standard, to early adopt ASU 2018-05 on a prospective basis as of January 1, 2019. The adoption did not have a material effect on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position of lessees as ROU assets and lease liabilities, with certain practical expedients available. Subsequent to ASU 2016-02, the FASB issued related ASUs, including ASU No. 2018-11 ("ASU 2018-11"), Leases (Topic 842): Targeted Improvements, which provides for another transition method in addition to the modified retrospective approach required by ASU 2016-02. This option allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative adjustment to the opening balance of retained earnings in the period of adoption.

As described above, we adopted ASU 2016-02 on January 1, 2019 and applied the package of practical expedients included therein, as well as utilized the transition method included in ASU 2018-11. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, the presentation of financial information for periods prior to January 1, 2019 remain unchanged and in accordance with Leases (Topic 840). On January 1, 2019, we recognized a $256 million cumulative adjustment to accumulated deficit, net of taxes of $81 million related to a decrease to our deferred liability, as a result of the impairment of ROU assets that occurred in periods prior to the adoption date.

Note 3: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as a component of current and long-term deferred revenues, during the three months ended March 31, 2019:

(in millions)
Balance as of December 31, 2018	$1,060
Cash received in advance and not recognized as revenue(1)	106
Revenue recognized(1)	(57)
Other(2)	(46)
Balance as of March 31, 2019	$1,063
____________

(1)	Primarily related to Hilton Honors, our guest loyalty program.

(2)	Primarily the result of changes in estimated transaction prices for our performance obligations related to points issued under Hilton Honors, which had no effect on revenues.

We recognized revenues that were previously deferred as contract liabilities of $60 million during the three months ended March 31, 2018.

Performance Obligations

As of March 31, 2019, we had $459 million of deferred revenues related to unsatisfied performance obligations related to Hilton Honors that will be recognized as revenues when the points are redeemed, which we estimate will occur over the next two years. Additionally, we had $604 million of deferred revenues related to application, initiation and licensing fees, which are expected to be recognized as revenues in future periods over the terms of the related contracts.

Note 4: Consolidated Variable Interest Entities

As of March 31, 2019 and December 31, 2018, we consolidated three variable interest entities ("VIEs"): two entities that lease hotel properties and one management company. We consolidated these VIEs, since we are the primary beneficiaries of them as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities. Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised the following:

	March 31,	December 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$66	$71
Property and equipment, net	69	68
Deferred income tax assets	52	53
Other non-current assets	58	58
Accounts payable, accrued expenses and other	41	41
Long-term debt(1)	201	205
Other long-term liabilities	15	15
____________

(1)	Includes finance lease liabilities of $183 million and $187 million as of March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019 and 2018, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide.

Note 5: Amortizing Intangible Assets

Amortizing intangible assets were as follows:

	March 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,231	$(1,917)	$314
Contract acquisition costs	542	(108)	434
Development commissions	109	(16)	93
	$2,882	$(2,041)	$841

Other intangible assets:
Leases(1)	$290	$(165)	$125
Capitalized software costs	522	(339)	183
Hilton Honors(1)	338	(242)	96
Other(1)	38	(34)	4
	$1,188	$(780)	$408

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,228	$(1,873)	$355
Contract acquisition costs	525	(101)	424
Development commissions	108	(15)	93
	$2,861	$(1,989)	$872

Other intangible assets:
Leases(1)	$288	$(161)	$127
Capitalized software costs	503	(321)	182
Hilton Honors(1)	338	(236)	102
Other(1)	38	(34)	4
	$1,167	$(752)	$415
____________

(1)
Represents intangible assets that were initially recorded at their fair value as part of the October 24, 2007 transaction whereby we became a wholly owned subsidiary of affiliates of The Blackstone Group L.P (the "Merger").

Amortization of our amortizing intangible assets was as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Recognized in depreciation and amortization expense(1)	$70	$69
Recognized as a reduction of franchise and licensing fees and base and other management fees	7	7
____________

(1)	Includes amortization expense of $51 million for the three months ended March 31, 2019 and 2018 associated with assets that were initially recorded at their fair value at the time of the Merger.

We estimate future amortization of our amortizing intangible assets as of March 31, 2019 to be as follows:

	Recognized in Depreciation and Amortization Expense	Recognized as a Reduction of Franchise and Licensing Fees and Base and Other Management Fees
Year	(in millions)
2019 (remaining)	$212	$20
2020	240	25
2021	102	25
2022	71	23
2023	52	22
Thereafter	138	319
	$815	$434

Note 6: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates as of March 31, 2019, were as follows:

	March 31,	December 31,
	2019	2018
	(in millions)
Senior notes with a rate of 4.250%, due 2024	$1,000	$1,000
Senior notes with a rate of 4.625%, due 2025	900	900
Senior notes with a rate of 5.125%, due 2026	1,500	1,500
Senior notes with a rate of 4.875%, due 2027	600	600
Senior secured revolving credit facility with a rate of 3.98%, due 2021	50	—
Senior secured term loan facility with a rate of 4.24%, due 2023	3,119	3,119
Finance lease liabilities with an average rate of 5.84%, due 2019 to 2030	255	225
Other debt with a rate of 3.08% due 2026	17	17
	7,441	7,361
Less: unamortized deferred financing costs and discount	(76)	(79)
Less: current maturities of long-term debt(1)	(35)	(16)
	$7,330	$7,266
____________

(1)	Represents current maturities of finance lease liabilities.

The 4.250% Senior Notes due 2024 (the "2024 Senior Notes"), the 4.625% Senior Notes due 2025 (the "2025 Senior Notes"), the 5.125% Senior Notes due 2026 (the "2026 Senior Notes") and the 4.875% Senior Notes due 2027 (the "2027 Senior Notes") are guaranteed on a senior unsecured basis by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries that are themselves not issuers of the applicable series of senior notes. See Note 15: "Condensed Consolidating Guarantor Financial Information" for additional information.

Our senior secured credit facilities consist of the $1.0 billion senior secured revolving credit facility (the "Revolving Credit Facility") and the senior secured term loan facility (the "Term Loans"). The obligations of our senior secured credit facilities are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries. As of March 31, 2019, in addition to the $50 million outstanding under the Revolving Credit Facility, we had $59 million of letters of credit outstanding, resulting in an available borrowing capacity under the Revolving Credit Facility of $891 million. Subsequent to March 31, 2019, we drew an additional net $125 million under the Revolving Credit Facility.

The contractual maturities of our long-term debt as of March 31, 2019 were as follows:

Year	(in millions)
2019 (remaining)	$27
2020	32
2021	74
2022	18
2023	3,139
Thereafter	4,151
$7,441

Note 7: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below; the fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of March 31, 2019 and December 31, 2018:

	March 31, 2019
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$20	$—	$20	$—
Restricted cash equivalents	17	—	17	—
Liabilities:
Long-term debt(1)	7,093	4,047	—	3,162
Interest rate swaps	4	—	4	—

	December 31, 2018
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$87	$—	$87	$—
Restricted cash equivalents	18	—	18	—
Interest rate swaps	16	—	16	—
Liabilities:
Long-term debt(1)	7,040	3,809	—	3,039
____________

(1)	The carrying values include unamortized deferred financing costs and discount. The carrying values and fair values exclude finance lease liabilities and other debt.

We measure our interest rate swaps at fair value, which were estimated using a discounted cash flow analysis that reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs of similar instruments, including interest rate curves, as applicable. Our interest rate swaps are included in other non-current assets or other long-term liabilities in our condensed consolidated balance sheets depending on the fair value of the derivatives.

Note 8: Leases

We lease hotel properties, land, corporate office space and equipment used at hotels and corporate offices, with our most significant lease liabilities related to hotel properties. As of March 31, 2019, we leased 53 hotels under operating leases and six hotels under finance leases, two of which were the liabilities of consolidated VIEs and were non-recourse to us. Our hotel leases expire at various dates, with varying renewal and termination options.

Supplemental balance sheet information related to leases as of March 31, 2019 was as follows:

(dollars in millions)
Operating leases:
Operating lease right-of-use assets	$916
Accounts payable, accrued expenses and other	131
Operating lease liabilities	1,103
Finance leases:
Property and equipment, net	$55
Current maturities of long-term debt	35
Long-term debt	220

Weighted average remaining lease term:
Operating leases	13.3 years
Finance leases	9.2 years
Weighted average discount rate:
Operating leases	3.74%
Finance leases	5.84%

The components of lease expense for the three months ended March 31, 2019 were as follows:

(in millions)
Operating lease expense for fixed payments	$37
Finance lease expense:
Amortization of ROU assets	8
Interest on lease liabilities	4
Variable lease expense(1)	19
____________

(1)	Includes amounts related to operating leases and interest payments on finance leases.

Lease expense for our operating leases for the year ended December 31, 2018 included $225 million of fixed lease expense and $142 million of variable lease expense.

Supplemental cash flow information related to leases for the three months ended March 31, 2019 was as follows:

(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48
Financing cash flows from finance leases	11
ROU assets obtained in exchange for lease liabilities in non-cash transactions:
Operating leases(1)	—
Finance leases	42
____________

(1)	Amount is less than $1 million.

Our future minimum lease payments as of March 31, 2019 were as follows:

	Operating Leases	Finance Leases
Year	(in millions)
2019 (remaining)	$132	$38
2020	174	45
2021	160	36
2022	136	29
2023	121	29
Thereafter	889	162
Total minimum lease payments	1,612	339
Less: imputed interest	(378)	(84)
Total lease liabilities	$1,234	$255

Note 9: Income Taxes

At the end of each quarter, we estimate the effective income tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of income (loss) before income taxes, which is subject to federal, state, local and foreign income taxes.

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign tax jurisdictions. We are under regular and recurring audit by the IRS and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in federal, state, local and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. We are no longer subject to U.S. federal income tax examination for tax years through 2004. As of March 31, 2019, we remain subject to federal and state examinations of our income tax returns for tax years from 2005 through 2017 and foreign examinations of our income tax returns for tax years from 1996 through 2018.

Our total unrecognized tax benefits as of March 31, 2019 and December 31, 2018 were $320 million and $318 million, respectively. As of March 31, 2019 and December 31, 2018, we had accrued approximately $42 million and $40 million, respectively, for interest and penalties related to our unrecognized tax benefits in our condensed consolidated balance sheets. Included in the balances of unrecognized tax benefits as of March 31, 2019 and December 31, 2018 was $310 million associated with positions that, if favorably resolved, would provide a benefit to our effective income tax rate.

In April 2014, we received 30-day Letters from the Internal Revenue Service ("IRS") and the Revenue Agents Report ("RAR") for the 2006 and October 2007 tax years. We disagreed with several of the proposed adjustments in the RAR, filed a formal appeals protest with the IRS and did not make any tax payments related to this audit. The issues being protested in appeals relate to assertions by the IRS that: (i) certain foreign currency denominated intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries; (ii) in calculating the amount of U.S. taxable income resulting from Hilton Honors, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed; and (iii) certain foreign currency denominated loans issued by one of our Luxembourg subsidiaries whose functional currency is the U.S. dollar ("USD"), should instead be treated as issued by one of our Belgian subsidiaries whose functional currency is the euro ("EUR"), and thus foreign currency gains and losses with respect to such loans should have been measured in EUR, instead of USD. In January 2016, we received a 30-day Letter from the IRS and the RAR for the December 2007 through 2010 tax years, which included proposed adjustments that reflect the carryover effect of the three protested issues from 2006 through October 2007. These proposed adjustments are also being protested in appeals and formal appeals protests have been submitted. In April 2016, we requested a Technical Advice Memorandum ("TAM") from the IRS with respect to the treatment of the foreign currency gains and losses on loans issued by our Luxembourg subsidiary. We received a taxpayer favorable TAM in October 2018 and this issue is no longer being pursued by IRS Appeals for any of the open tax years. In September 2018, we received a 30-day Letter from the IRS and the RAR for the 2011 through 2013 tax years, which reflects proposed adjustments for the carryover effect of the two remaining protested issues from 2006 through October 2007. The adjustments for tax years 2011 through 2013 will also be protested in appeals and formal protests have been submitted. After receipt of the TAM relating to the Luxembourg subsidiary, in total, the two remaining proposed adjustments sought by the IRS would result in additional U.S. federal tax owed of approximately $817 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to Hilton Honors would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. However, based on continuing appeals process discussions with the IRS, we believe that it is more likely than not that we will not recognize the full benefit related to certain of the issues being appealed. Accordingly, as of March 31, 2019, we had recorded $54 million of unrecognized tax benefits related to these issues.

Note 10: Share-Based Compensation

We grant time-vesting restricted stock units and restricted stock (collectively, "RSUs"), nonqualified stock options ("options") and performance-vesting restricted stock units and restricted stock (collectively, "performance shares") to our employees and deferred share units ("DSUs") to members of our board of directors. We recognized share-based compensation expense of $34 million and $28 million during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, unrecognized compensation costs for unvested awards was approximately $231 million, which are expected to be recognized over a weighted-average period of 2.0 years on a straight-line basis. As of March 31, 2019, there were 14.2 million shares of common stock available for future issuance under the Hilton 2017 Omnibus Incentive Plan, plus any shares subject to awards outstanding under our 2013 Omnibus Incentive Plan, which will become available for issuance under the Hilton 2017 Omnibus Incentive Plan if such outstanding awards expire or are terminated or are canceled or forfeited.

RSUs

During the three months ended March 31, 2019, we granted 0.9 million RSUs with a weighted average grant date fair value per share of $83.10, which generally vest in equal annual installments over two or three years from the date of grant.

Options

During the three months ended March 31, 2019, we granted 0.8 million options with a weighted average exercise price per share of $83.10, which vest over three years from the date of grant in equal annual installments and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The weighted average grant date fair value per share of the options granted during the three months ended March 31, 2019 was $21.08, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility(1)	23.51%
Dividend yield(2)	0.81%
Risk-free rate(3)	2.47%
Expected term (in years)(4)	6.0
____________

(1)	Estimated using historical movement of Hilton's stock price.

(2)	Estimated based on the quarterly dividend and the three-month average stock price at the date of grant.

(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.

(4)	Estimated using the average of the vesting periods and the contractual term of the options.

As of March 31, 2019, 1.7 million options were exercisable.

Performance Shares

During the three months ended March 31, 2019, we granted 0.4 million performance shares with a weighted average grant date fair value per share of $83.10. The performance shares are settled at the end of the three-year performance period with: (i) 50 percent of the awards subject to achievement based on the compound annual growth rate ("CAGR") of the Company's adjusted earnings before interest expense, a provision for income taxes and depreciation and amortization ("Adjusted EBITDA"), referred to as EBITDA CAGR and (ii) 50 percent of the awards subject to achievement based on the Company’s free cash flow ("FCF") per share CAGR, referred to as FCF CAGR. The total number of performance shares that vest related to each performance measure is based on an achievement factor that ranges from a zero percent to 200 percent payout, with 100 percent being the target. As of March 31, 2019, we determined that the performance conditions for the performance shares are probable of achievement and we recognized compensation expense, for both our outstanding EBITDA CAGR and FCF CAGR performance shares, at the maximum achievement percentage for the 2017 grants, between target and maximum for the 2018 grants and at target for the 2019 grants.

Note 11: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
	March 31,
	2019	2018
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$158	$161
Denominator:
Weighted average shares outstanding	293	316
Basic EPS	$0.54	$0.51

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$158	$161
Denominator:
Weighted average shares outstanding	295	319
Diluted EPS	$0.54	$0.51

For the three months ended March 31, 2019 and 2018, 1 million and less than 1 million share-based compensation awards, respectively, were excluded from the weighted average shares outstanding used in the computation of diluted EPS because their effect would have been anti-dilutive under the treasury stock method.

Note 12: Stockholders' Equity and Accumulated Other Comprehensive Loss

The changes in the components of stockholders' equity were as follows:

	Equity Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2018	295	$3	$(2,625)	$10,372	$(6,417)	$(782)	$7	$558
Net income	—	—	—	—	158	—	1	159
Other comprehensive loss	—	—	—	—	—	(16)	—	(16)
Dividends	—	—	—	—	(43)	—	—	(43)
Repurchases of common stock	(4)	—	(296)	—	—	—	—	(296)
Share-based compensation	1	—	—	2	—	—	—	2
Cumulative effect of the adoption of ASU 2016-02	—	—	—	—	(256)	—	—	(256)
Balance as of March 31, 2019	292	$3	$(2,921)	$10,374	$(6,558)	$(798)	$8	$108

	Equity Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2017	317	$3	$(891)	$10,298	$(6,981)	$(741)	$3	$1,691
Net income	—	—	—	—	161	—	2	163
Other comprehensive income	—	—	—	—	—	61	—	61
Dividends	—	—	—	—	(48)	—	—	(48)
Repurchases of common stock	(1)	—	(110)	—	—	—	—	(110)
Share-based compensation	1	—	—	(10)	—	—	—	(10)
Balance as of March 31, 2018	317	$3	$(1,001)	$10,288	$(6,868)	$(680)	$5	$1,747

In February 2019, our board of directors authorized the repurchase of an additional $1.5 billion of our common stock under our existing stock repurchase program. During the three months ended March 31, 2019, we repurchased 3.9 million shares of common stock. As of March 31, 2019, approximately $1.8 billion remained available for share repurchases under the program.

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2018	$(545)	$(260)	$23	$(782)
Other comprehensive loss before reclassifications	(3)	—	(13)	(16)
Amounts reclassified from accumulated other comprehensive loss	—	2	(2)	—
Net current period other comprehensive income (loss)	(3)	2	(15)	(16)
Balance as of March 31, 2019	$(548)	$(258)	$8	$(798)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2017	$(513)	$(229)	$1	$(741)
Other comprehensive income (loss) before reclassifications	32	(1)	24	55
Amounts reclassified from accumulated other comprehensive loss	—	2	4	6
Net current period other comprehensive income	32	1	28	61
Balance as of March 31, 2018	$(481)	$(228)	$29	$(680)
____________

(1)	Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature.

(2)
Amounts reclassified include the amortization of prior service cost and the amortization of net loss that were included in our computation of net periodic pension cost. They were recognized in other non-operating income, net in our condensed consolidated statements of operations and are presented net of a tax benefit of $1 million for the three months ended March 31, 2019 and 2018.

(3)
Amounts reclassified relate to designated interest rate swaps, as well as interest rate swaps that were dedesignated and settled. The amounts were recognized in interest expense in our condensed consolidated statements of operations and are presented net of a tax expense of $1 million and a tax benefit of $1 million for the three months ended March 31, 2019 and 2018, respectively.

Note 13: Business Segments

We are a hospitality company with operations organized in two distinct operating segments: (i) management and franchise; and (ii) ownership. These segments are managed and reported separately because of their distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us. As of March 31, 2019, this segment included 689 managed hotels and 4,947 franchised hotels consisting of 893,494 total rooms. This segment also earns licensing fees from Hilton Grand

Vacations and co-brand credit card arrangements for the exclusive right to use certain Hilton marks and IP, as well as fees for managing properties in our ownership segment.

As of March 31, 2019, the ownership segment included 68 properties totaling 21,139 rooms, comprising 59 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, two hotels leased by consolidated VIEs and six hotels owned or leased by unconsolidated affiliates.

The performance of our operating segments is evaluated primarily on operating income, without allocating other revenues and expenses or general and administrative expenses.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Franchise and licensing fees	$385	$333
Base and other management fees(1)	92	90
Incentive management fees	55	55
Management and franchise	532	478
Ownership	312	334
Segment revenues	844	812
Amortization of contract acquisition costs	(7)	(7)
Other revenues	26	23
Direct reimbursements from managed and franchised properties(2)	775	699
Indirect reimbursements from managed and franchised properties(2)	574	555
Intersegment fees elimination(1)	(8)	(8)
Total revenues	$2,204	$2,074
____________

(1)	Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

(2)	Included in other revenues from managed and franchised properties in our condensed consolidated statements of operations.

The following table presents operating income for our reportable segments, reconciled to consolidated income before income taxes:

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Management and franchise(1)	$532	$478
Ownership(1)	6	6
Segment operating income	538	484
Amortization of contract acquisition costs	(7)	(7)
Other revenues, less other expenses	6	9
Net other expenses from managed and franchised properties	(34)	(21)
Depreciation and amortization	(84)	(82)
General and administrative	(107)	(104)
Operating income	312	279
Interest expense	(98)	(83)
Gain on foreign currency transactions	—	11
Other non-operating income, net	4	14
Income before income taxes	$218	$221
____________

(1)	Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	March 31,	December 31,
	2019	2018
	(in millions)
Management and franchise	$11,365	$11,362
Ownership	1,737	927
Corporate and other	1,751	1,706
	$14,853	$13,995

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Ownership	$11	$7
Corporate and other	12	3
	$23	$10

Note 14: Commitments and Contingencies

We provide performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified operating performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of March 31, 2019, we had five performance guarantees, with expirations ranging from December 2019 to 2030, and possible cash outlays totaling approximately $36 million. Our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee. As of March 31, 2019 and December 31, 2018, we accrued current liabilities of $12 million for one performance guarantee related to a hotel owned by a VIE for which we were not the primary beneficiary. We may enter into new contracts containing performance guarantees in the future, which could increase our possible cash outlays.

As of March 31, 2019, we had a $20 million guarantee for debt of a hotel that we franchise, which has an initial maturity date of February 2022 with two one-year extension options. Although we believe it is unlikely that material payments will be required under this guarantee, there can be no assurance that this will be the case. We do not have any letters of credit pledged as collateral against this guarantee or our performance guarantees.

We hold interests in VIEs, for which we are not the primary beneficiary, that have entered into loan agreements with third parties. Under the terms of our contractual arrangements with certain of these VIEs, we may provide financial support to such entities under specified circumstances, including default of such a VIE under a third-party loan agreement, and may have the option to acquire a controlling interest in such an entity at a predetermined amount. In a circumstance that we provide financial support or exercise our option to acquire an additional interest in a VIE, we may be required to reassess whether we are the primary beneficiary of the VIE. If we determine that we are the primary beneficiary of the VIE, we would be required to consolidate the total assets, liabilities and results of operations of the VIE, which may be material upon consolidation.

We have entered into agreements with owners of certain hotels that we manage or will manage or franchise to finance capital expenditures at the hotels for approximately $29 million. As of March 31, 2019, we had not funded any of these commitments and expect to fund $19 million in the remainder of 2019 and $10 million in 2020.

We receive fees from managed and franchised properties to operate our marketing, sales and brand programs on behalf of hotel owners. As of March 31, 2019 and December 31, 2018, we had collected an aggregate of $355 million and $375 million in excess of amounts expended, respectively, across all programs.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2019 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 15: Condensed Consolidating Guarantor Financial Information

Hilton Worldwide Finance LLC and Hilton Worldwide Finance Corp. (together, the "HWF Issuers") are 100 percent owned by Hilton Worldwide Parent LLC ("HWP"), which is 100 percent owned by the Parent, and issued the 2025 Senior Notes and 2027 Senior Notes. Hilton Domestic Operating Company Inc. ("HOC"), which is 100 percent owned by Hilton Worldwide Finance LLC, issued the 2026 Senior Notes and assumed the 2024 Senior Notes. The 2024 Senior Notes, 2025 Senior Notes, 2026 Senior Notes and 2027 Senior Notes are collectively referred to as the Senior Notes. The HWF Issuers and HOC are collectively referred to as the Subsidiary Issuers.

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by HWP, the Parent and certain of the Parent's wholly owned domestic restricted subsidiaries that are themselves not issuers of the applicable series of Senior Notes (together, the "Guarantors''). The indentures that govern the Senior Notes provide that any subsidiary of the Company that provides a guarantee of our senior secured credit facilities will guarantee the Senior Notes. Additionally, the HWF Issuers are guarantors of the 2026 Senior Notes and the 2024 Senior Notes and HOC is a guarantor of the 2025 Senior Notes and the 2027 Senior Notes. As of March 31, 2019, none of our foreign subsidiaries or U.S. subsidiaries owned by foreign subsidiaries or conducting foreign operations or our non-wholly owned subsidiaries guarantee the Senior Notes (collectively, the "Non-Guarantors").

The guarantees are full and unconditional, subject to certain customary release provisions. The indentures that govern the Senior Notes provide that any Guarantor may be released from its guarantee so long as: (i) the subsidiary is sold or sells all of its assets; (ii) the subsidiary is released from its guaranty under our senior secured credit facilities; (iii) the subsidiary is declared "unrestricted" for covenant purposes; (iv) the subsidiary is merged with or into the applicable Subsidiary Issuers or another Guarantor or the Guarantor liquidates after transferring all of its assets to the applicable Subsidiary Issuers or another Guarantor; or (v) the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied, in each case in compliance with applicable provisions of the indentures.

The following tables present the condensed consolidating financial information as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018, for the Parent, HWF Issuers, HOC, Guarantors and Non-Guarantors. The condensed consolidating financial information presents the financial information for all periods based on the composition of the Guarantors and Non-Guarantors as of March 31, 2019.

	March 31, 2019
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$3	$31	$348	$—	$382
Restricted cash and cash equivalents	—	—	34	15	30	—	79
Accounts receivable, net	—	—	10	818	274	—	1,102
Intercompany receivables	—	—	—	—	40	(40)	—
Prepaid expenses	—	—	28	55	62	(5)	140
Other	—	2	1	21	149	—	173
Total current assets	—	2	76	940	903	(45)	1,876
Intangibles and Other Assets:
Investments in subsidiaries	105	4,767	7,515	105	—	(12,492)	—
Goodwill	—	—	—	3,824	1,338	—	5,162
Brands	—	—	—	4,405	467	—	4,872
Management and franchise contracts, net	—	—	—	527	314	—	841
Other intangible assets, net	—	—	—	282	126	—	408
Operating lease right-of-use assets	—	—	33	11	872	—	916
Property and equipment, net	—	—	63	67	282	—	412
Deferred income tax assets	4	—	89	—	147	(94)	146
Other	—	6	32	22	160	—	220
Total intangibles and other assets	109	4,773	7,732	9,243	3,706	(12,586)	12,977
TOTAL ASSETS	$109	$4,775	$7,808	$10,183	$4,609	$(12,631)	$14,853
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$9	$38	$187	$706	$739	$—	$1,679
Current maturities of long-term debt	—	—	19	—	16	—	35
Current portion of deferred revenues	—	—	73	240	15	(5)	323
Intercompany payables	—	—	40	—	—	(40)	—
Current portion of liability for guest loyalty program	—	—	—	757	—	—	757
Total current liabilities	9	38	319	1,703	770	(45)	2,794
Long-term debt	—	4,625	2,484	—	221	—	7,330
Operating lease liabilities	—	—	40	12	1,051	—	1,103
Deferred revenues	—	—	—	763	67	—	830
Deferred income tax liabilities	—	3	—	941	—	(94)	850
Liability for guest loyalty program	—	—	—	987	—	—	987
Other	—	4	198	95	554	—	851
Total liabilities	9	4,670	3,041	4,501	2,663	(139)	14,745
Equity:
Total Hilton stockholders' equity	100	105	4,767	5,682	1,938	(12,492)	100
Noncontrolling interests	—	—	—	—	8	—	8
Total equity	100	105	4,767	5,682	1,946	(12,492)	108
TOTAL LIABILITIES AND EQUITY	$109	$4,775	$7,808	$10,183	$4,609	$(12,631)	$14,853

	December 31, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$3	$17	$383	$—	$403
Restricted cash and cash equivalents	—	—	34	15	32	—	81
Accounts receivable, net	—	—	10	735	405	—	1,150
Intercompany receivables	—	—	—	—	40	(40)	—
Prepaid expenses	—	—	52	37	80	(9)	160
Other	—	1	1	36	154	(3)	189
Total current assets	—	1	100	840	1,094	(52)	1,983
Intangibles and Other Assets:
Investments in subsidiaries	557	5,131	7,930	557	—	(14,175)	—
Goodwill	—	—	—	3,824	1,336	—	5,160
Brands	—	—	—	4,404	465	—	4,869
Management and franchise contracts, net	—	—	—	556	316	—	872
Other intangible assets, net	—	—	—	287	128	—	415
Property and equipment, net	—	—	27	65	275	—	367
Deferred income tax assets	4	—	94	—	90	(98)	90
Other	—	23	33	22	161	—	239
Total intangibles and other assets	561	5,154	8,084	9,715	2,771	(14,273)	12,012
TOTAL ASSETS	$561	$5,155	$8,184	$10,555	$3,865	$(14,325)	$13,995
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$10	$19	$229	$529	$765	$(3)	$1,549
Current maturities of long-term debt	—	—	—	—	16	—	16
Current portion of deferred revenues	—	—	106	239	14	(9)	350
Intercompany payables	—	—	40	—	—	(40)	—
Current portion of liability for guest loyalty program	—	—	—	700	—	—	700
Total current liabilities	10	19	375	1,468	795	(52)	2,615
Long-term debt	—	4,573	2,467	—	226	—	7,266
Deferred revenues	—	—	—	762	64	—	826
Deferred income tax liabilities	—	6	—	962	28	(98)	898
Liability for guest loyalty program	—	—	—	969	—	—	969
Other	—	—	211	93	559	—	863
Total liabilities	10	4,598	3,053	4,254	1,672	(150)	13,437
Equity:
Total Hilton stockholders' equity	551	557	5,131	6,301	2,186	(14,175)	551
Noncontrolling interests	—	—	—	—	7	—	7
Total equity	551	557	5,131	6,301	2,193	(14,175)	558
TOTAL LIABILITIES AND EQUITY	$561	$5,155	$8,184	$10,555	$3,865	$(14,325)	$13,995

	Three Months Ended March 31, 2019
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise and licensing fees	$—	$—	$61	$294	$32	$(5)	$382
Base and other management fees	—	—	—	52	28	—	80
Incentive management fees	—	—	—	23	32	—	55
Owned and leased hotels	—	—	—	—	312	—	312
Other revenues	—	—	—	23	3	—	26
	—	—	61	392	407	(5)	855
Other revenues from managed and franchised properties	—	—	75	1,139	135	—	1,349
Total revenues	—	—	136	1,531	542	(5)	2,204

Expenses
Owned and leased hotels	—	—	—	—	298	—	298
Depreciation and amortization	—	—	2	62	20	—	84
General and administrative	—	—	82	—	31	(6)	107
Other expenses	—	—	1	8	10	1	20
	—	—	85	70	359	(5)	509
Other expenses from managed and franchised properties	—	—	72	1,178	133	—	1,383
Total expenses	—	—	157	1,248	492	(5)	1,892

Operating income (loss)	—	—	(21)	283	50	—	312

Interest expense	—	(51)	(35)	—	(12)	—	(98)
Gain (loss) on foreign currency transactions	—	—	2	(18)	16	—	—
Other non-operating income, net	—	—	—	—	4	—	4

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(51)	(54)	265	58	—	218

Income tax benefit (expense)	—	12	13	(65)	(19)	—	(59)

Income (loss) before equity in earnings from subsidiaries	—	(39)	(41)	200	39	—	159

Equity in earnings from subsidiaries	158	197	238	158	—	(751)	—

Net income	158	158	197	358	39	(751)	159
Net income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)
Net income attributable to Hilton stockholders	$158	$158	$197	$358	$38	$(751)	$158

Comprehensive income	$142	$143	$198	$358	$37	$(735)	$143
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)
Comprehensive income attributable to Hilton stockholders	$142	$143	$198	$358	$36	$(735)	$142

	Three Months Ended March 31, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise and licensing fees	$—	$—	$44	$262	$29	$(4)	$331
Base and other management fees	—	—	—	51	26	—	77
Incentive management fees	—	—	—	21	34	—	55
Owned and leased hotels	—	—	—	—	334	—	334
Other revenues	—	—	2	24	2	(5)	23
	—	—	46	358	425	(9)	820
Other revenues from managed and franchised properties	—	—	44	1,070	140	—	1,254
Total revenues	—	—	90	1,428	565	(9)	2,074

Expenses
Owned and leased hotels	—	—	—	—	320	—	320
Depreciation and amortization	—	—	1	60	21	—	82
General and administrative	—	—	73	—	35	(4)	104
Other expenses	—	—	2	7	9	(4)	14
	—	—	76	67	385	(8)	520
Other expenses from managed and franchised properties	—	—	46	1,084	145	—	1,275
Total expenses	—	—	122	1,151	530	(8)	1,795

Operating income (loss)	—	—	(32)	277	35	(1)	279

Interest expense	—	(61)	(13)	—	(10)	1	(83)
Gain (loss) on foreign currency transactions	—	—	(3)	8	6	—	11
Other non-operating income, net	—	—	3	8	3	—	14

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(61)	(45)	293	34	—	221

Income tax benefit (expense)	—	15	13	(73)	(13)	—	(58)

Income (loss) before equity in earnings from subsidiaries	—	(46)	(32)	220	21	—	163

Equity in earnings from subsidiaries	161	207	239	161	—	(768)	—

Net income	161	161	207	381	21	(768)	163
Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income attributable to Hilton stockholders	$161	$161	$207	$381	$19	$(768)	$161

Comprehensive income	$222	$190	$207	$382	$52	$(829)	$224
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Comprehensive income attributable to Hilton stockholders	$222	$190	$207	$382	$50	$(829)	$222

	Three Months Ended March 31, 2019
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(38)	$—	$387	$15	$—	$364
Investing Activities:
Capital expenditures for property and equipment	—	—	(4)	(1)	(18)	—	(23)
Capitalized software costs	—	—	—	(19)	—	—	(19)
Other	—	—	—	—	(2)	—	(2)
Net cash used in investing activities	—	—	(4)	(20)	(20)	—	(44)
Financing Activities:
Borrowings	—	375	—	—	—	—	375
Repayment of debt	—	(325)	(7)	—	(4)	—	(336)
Intercompany transfers	340	(12)	53	(353)	(28)	—	—
Dividends paid	(44)	—	—	—	—	—	(44)
Repurchases of common stock	(296)	—	—	—	—	—	(296)
Tax withholdings on share-based compensation	—	—	(42)	—	—	—	(42)
Net cash provided by (used in) financing activities	—	38	4	(353)	(32)	—	(343)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	—	—	—
Net increase (decrease) in cash, restricted cash and cash equivalents	—	—	—	14	(37)	—	(23)
Cash, restricted cash and cash equivalents, beginning of period	—	—	37	32	415	—	484
Cash, restricted cash and cash equivalents, end of period	$—	$—	$37	$46	$378	$—	$461

	Three Months Ended March 31, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(46)	$(29)	$307	$11	$—	$243
Investing Activities:
Capital expenditures for property and equipment	—	—	—	(1)	(9)	—	(10)
Capitalized software costs	—	—	—	(15)	—	—	(15)
Other	—	—	—	(2)	1	—	(1)
Net cash used in investing activities	—	—	—	(18)	(8)	—	(26)
Financing Activities:
Repayment of debt	—	(10)	—	—	(4)	—	(14)
Intercompany transfers	157	56	41	(293)	39	—	—
Dividends paid	(47)	—	—	—	—	—	(47)
Repurchases of common stock	(110)	—	—	—	—	—	(110)
Tax withholdings on share-based compensation	—	—	(40)	—	—	—	(40)
Net cash provided by (used in) financing activities	—	46	1	(293)	35	—	(211)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	7	—	7
Net increase (decrease) in cash, restricted cash and cash equivalents	—	—	(28)	(4)	45	—	13
Cash, restricted cash and cash equivalents, beginning of period	—	—	63	28	579	—	670
Cash, restricted cash and cash equivalents, end of period	$—	$—	$35	$24	$624	$—	$683

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry, macroeconomic factors beyond our control, competition for hotel guests and management and franchise contracts, risks related to doing business with third-party hotel owners, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the U.S. and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

Our Business

Hilton is one of the largest and fastest growing hospitality companies in the world, with 5,757 properties comprising 923,110 rooms in 113 countries and territories as of March 31, 2019. Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, LXR Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton; our full service hotel brands, Hilton Hotels & Resorts, Curio Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton and Embassy Suites by Hilton; our focused service hotel brands, Motto by Hilton, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. As of March 31, 2019, we had more than 89 million members in our award-winning guest loyalty program, Hilton Honors, a 20 percent increase from March 31, 2018.

In February 2019, we launched as part of our portfolio our newest distinctive brand, Signia Hilton, a dynamic, meetings-and-events-focused brand, which will further reinforce Hilton's commitment to innovation that meets the evolving needs of today's travelers and will bring premium experiences to top urban and resort destinations around the world.

Segments and Regions

Management analyzes our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments that are based on similar products or services: (i) management and franchise and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our brands. This segment generates its revenue from: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees for the exclusive right to use certain Hilton marks and IP; and (iii) fees for managing our owned and leased hotels. As a manager of hotels, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services. The ownership segment primarily derives earnings from providing hotel room sales, food and beverage sales and other services at our owned and leased hotels.

Geographically, management conducts business through three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S. is included in the Americas, it represented 73 percent of our system-wide hotel rooms as of March 31, 2019; therefore, the U.S. is often analyzed separately and apart from the

Americas geographic region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

System Growth and Development Pipeline

Our strategic objectives include the continued expansion of our global footprint and fee-based business. As we enter into new management and franchise contracts, we expand our business with minimal or no capital investment by us as the manager or franchisor, since the capital required to build and maintain hotels is typically provided by the third-party owner of the hotel with whom we contract to provide management services or license our brand names. Prior to approving the addition of new properties to our management and franchise development pipeline, we evaluate the economic viability of the property based on its geographic location, the credit quality of the third-party owner and other factors. By increasing the number of management and franchise contracts with third-party owners, we expect to increase overall return on invested capital and cash available for return to stockholders.

As of March 31, 2019, we had nearly 2,480 hotels in our development pipeline that we expect to add as open hotels in our system, representing over 371,000 rooms under construction or approved for development throughout 108 countries and territories, including 37 countries and territories where we do not currently have any open hotels. All of the rooms in the development pipeline are within our management and franchise segment. Additionally, 200,000 rooms in the development pipeline were located outside the U.S., and 193,000 rooms, or more than half, were under construction. We do not consider any individual development project to be material to us.

Brexit

In June 2016, the United Kingdom ("U.K.") held a referendum in which voters approved an exit from the European Union ("E.U.") (commonly referred to as "Brexit"), currently with a deadline of October 31, 2019. The effects of Brexit will depend on the final terms on which the U.K. will leave the E.U., including the terms of any trade agreements that will dictate the U.K.’s access to E.U. markets either during any transitional period or more permanently. While our results for the three months ended March 31, 2019 were not materially affected by Brexit, the final outcomes are not yet certain. Brexit measures could potentially disrupt the markets we serve and cause tax and foreign currency volatility, which could have adverse effects on our business. We will continue to monitor the potential impact of Brexit on our business as the deadline approaches later this year.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. Of the 5,704 hotels in our system as of March 31, 2019, 4,757 hotels have been classified as comparable hotels. Our 947 non-comparable hotels included 210 hotels, or approximately four percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were not available.

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

References to RevPAR, ADR and occupancy are presented on a comparable basis, and references to RevPAR and ADR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three months ended March 31, 2019 and 2018 use the exchange rates for the three months ended March 31, 2019.

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

Results of Operations
The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance
	March 31, 2019	2019 vs. 2018
U.S.
Occupancy	72.2%	0.4%	pts.
ADR	$147.55	1.3%
RevPAR	$106.52	1.8%

Americas (excluding U.S.)
Occupancy	65.6%	0.6%	pts.
ADR	$125.76	3.4%
RevPAR	$82.56	4.4%

Europe
Occupancy	68.9%	(0.1)%	pts.
ADR	$128.23	3.3%
RevPAR	$88.38	3.2%

MEA
Occupancy	75.2%	2.7%	pts.
ADR	$140.90	(9.1)%
RevPAR	$106.01	(5.7)%

Asia Pacific
Occupancy	68.9%	1.7%	pts.
ADR	$130.32	(1.5)%
RevPAR	$89.84	1.0%

System-wide
Occupancy	71.4%	0.5%	pts.
ADR	$143.44	1.1%
RevPAR	$102.41	1.8%

During the three months ended March 31, 2019, we experienced system-wide RevPAR growth, largely driven by improved ADR. There were particularly strong growth trends in the Americas (excluding U.S.) and Europe. In the Americas (excluding U.S.), RevPAR growth was attributable to increased demand in the Caribbean and Latin America, as well as RevPAR growth in Colombia driven by increased ADR and occupancy. Continued strength in Europe resulted primarily from ADR growth in southern Europe, particularly in Turkey. RevPAR growth in the U.S. was driven by ADR, primarily due to strong group performance. Growth in Asia Pacific was primarily attributable to ADR growth in Japan resulting from strong group performance, while growth in China eased as a result of a slowdown in domestic travel. The MEA region experienced RevPAR declines due to supply growth in Saudi Arabia and the United Arab Emirates, which overshadowed demand growth in Egypt.

The table below provides a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Net income	$159	$163
Interest expense	98	83
Income tax expense	59	58
Depreciation and amortization	84	82
EBITDA	400	386
Gain on foreign currency transactions	—	(11)
FF&E replacement reserves	14	12
Share-based compensation expense	34	28
Amortization of contract acquisition costs	7	7
Net other expenses from managed and franchised properties	34	21
Other adjustment items(1)	10	2
Adjusted EBITDA	$499	$445
____________

(1)	Includes adjustments for severance and other items.

Revenues

	Three Months Ended		Percent
	March 31,		Change
	2019	2018	2019 vs. 2018
	(in millions)
Franchise and licensing fees	$382	$331	15.4

Base and other management fees	$80	$77	3.9
Incentive management fees	55	55	—
Total management fees	$135	$132	2.3

The addition of new managed and franchised properties to our system, the increase in RevPAR at our comparable managed and franchised hotels and the increase in licensing and other fees yielded increases in management and franchise and licensing fees.

Including new development and ownership type transfers, from January 1, 2018 to March 31, 2019, we added 473 managed and franchised properties on a net basis, providing an additional 67,686 rooms to our management and franchise segment. As new hotels stabilize in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods.

On a comparable basis, franchise and licensing fees increased during the three months ended March 31, 2019 as a result of an increase in RevPAR at our franchised hotels of 1.8 percent, driven by increases in ADR of 1.2 percent. Franchise and licensing fees also increased as a result of a $32 million net increase in licensing and other fees, including $15 million of termination fees, primarily related to the redevelopment of a franchised hotel, recognized during the three months ended March 31, 2019.

On a comparable basis, management fees increased during the three months ended March 31, 2019 as a result of an increase in RevPAR at our managed hotels of 1.6 percent, driven by increases in both ADR and occupancy.

	Three Months Ended		Percent
	March 31,		Change
	2019	2018	2019 vs. 2018
	(in millions)
Owned and leased hotels	$312	$334	(6.6)

Owned and leased hotel revenues decreased primarily as a result of fluctuations in foreign currency exchange rates, which decreased revenues by $22 million. On a currency neutral basis, owned and leased hotel revenues remained flat due to a $3 million increase in revenues from our comparable owned and leased hotels offset by a $3 million decrease in revenues from our non-comparable owned and leased hotels. The increase in revenues at comparable owned and leased hotels was driven by an increase in RevPAR of 2.0 percent, driven by an increase in ADR of 3.0 percent. Revenues decreased at our non-comparable owned and leased hotels primarily due to lease terminations that occurred during the three months ended March 31, 2019.

	Three Months Ended		Percent
	March 31,		Change
	2019	2018	2019 vs. 2018
	(in millions)
Other revenues	$26	$23	13.0

Other revenues increased during the three months ended March 31, 2019 primarily as a result of an increase in revenues from our purchasing operations.

Operating Expenses

	Three Months Ended		Percent
	March 31,		Change
	2019	2018	2019 vs. 2018
	(in millions)
Owned and leased hotels	$298	$320	(6.9)

Owned and leased hotel expenses decreased primarily as a result of fluctuations in foreign currency exchange rates, which decreased expenses by $22 million. On a currency neutral basis, owned and leased hotel expenses remained flat overall, with an offsetting decrease in expenses at our comparable owned and leased hotels and an increase in expenses from our non-comparable owned and leased hotels. The decrease in expenses at our comparable owned and leased hotels was driven by a decrease in variable operating costs related to a decrease in occupancy. Expenses increased on a net basis at our non-comparable owned and leased hotels primarily due to an increase in expenses related to hotel renovations during the three months ended March 31, 2019, partially offset by a decrease in expenses due to lease terminations that occurred during the three months ended March 31, 2019.

	Three Months Ended		Percent
	March 31,		Change
	2019	2018	2019 vs. 2018
	(in millions)
Depreciation and amortization	$84	$82	2.4
General and administrative	107	104	2.9
Other expenses	20	14	42.9

The increase in general and administrative expenses during the three months ended March 31, 2019 was primarily the result of an increase in share-based compensation costs driven by Company performance.

Other expenses increased during the three months ended March 31, 2019 primarily as a result of an increase in expenses from our purchasing operations.

Non-operating Income and Expenses

	Three Months Ended		Percent
	March 31,		Change
	2019	2018	2019 vs. 2018
	(in millions)
Interest expense	$(98)	$(83)	18.1
Gain on foreign currency transactions	—	11	NM(1)
Other non-operating income, net	4	14	(71.4)
Income tax expense	(59)	(58)	1.7
___________

(1)	Fluctuation in terms of percentage change is not meaningful.

The increase in interest expense during the three months ended March 31, 2019 was primarily due to the issuance of the 2026 Senior Notes in April 2018, partially offset by a decrease in interest expense due to principal repayments on our Term Loans totaling $800 million during 2018 and a reduction in the interest rate on our Term Loans in April 2018.

The effect of foreign currency transactions primarily related to changes in foreign currency exchange rates on our short-term cross-currency intercompany loans. During the three months ended March 31, 2019, the effect of the changes for loans denominated in EUR was largely offset by the effect of the changes for loans denominated in the Australian dollar ("AUD"). During the three months ended March 31, 2018, the changes were predominantly for loans denominated in EUR, AUD and GBP.

Other non-operating income, net decreased for the three months ended March 31, 2019 due to a $6 million gain on the refinancing of a loan we issued to finance the construction of a hotel that we manage that was recognized during the three months ended March 31, 2018.

Income tax expense remained flat during the three months ended March 31, 2019 primarily due to the relatively consistent income before income taxes during the periods.

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

	Three Months Ended		Percent
	March 31,		Change
	2019	2018	2019 vs. 2018
	(in millions)
Revenues:
Management and franchise(1)	$532	$478	11.3
Ownership	312	334	(6.6)
Segment revenues	844	812	3.9
Amortization of contract acquisition costs	(7)	(7)	—
Other revenues	26	23	13.0
Other revenues from managed and franchised properties	1,349	1,254	7.6
Intersegment fees elimination(1)	(8)	(8)	—
Total revenues	$2,204	$2,074	6.3

Operating Income(1):
Management and franchise	$532	$478	11.3
Ownership	6	6	—
Segment operating income	$538	$484	11.2
____________

(1)
Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our unaudited condensed consolidated statements of operations.

Management and franchise segment revenues and operating income increased $54 million as a result of the net addition of managed and franchised properties to our system, an increase in RevPAR at our comparable managed and franchised hotels of 1.7 percent and an increase in licensing and other fees. Refer to "—Revenues" for further discussion of the increases in revenues from our managed and franchised properties.

Ownership segment revenues decreased primarily due to fluctuations in foreign currency exchange rates and ownership operating income remained flat. Refer to "—Revenues" and "—Operating Expenses" for further discussion of the changes in revenues and operating expenses at our owned and leased hotels.

Liquidity and Capital Resources

Overview

As of March 31, 2019, we had total cash and cash equivalents of $461 million, including $79 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance related to cash collateral on our self-insurance programs.

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

We finance our business activities primarily with existing cash and cash generated from our operations. We believe that this cash and, from time-to-time, the use of our Revolving Credit Facility, will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments for the foreseeable future. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases.

We may from time to time issue or incur or increase our capacity to incur new debt and/or purchase our outstanding debt through underwritten offerings, open market transactions, privately negotiated transactions or otherwise. Issuances or incurrence of new debt (or an increase in our capacity to incur new debt) and/or purchases or retirement of outstanding debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

In 2017, our board of directors authorized a stock repurchase program of the Company's common stock and, in February 2019, an additional $1.5 billion was authorized. During the three months ended March 31, 2019, we repurchased 3.9 million shares of our common stock for $296 million, which we funded principally with available cash. See Note 12: "Stockholders' Equity and Accumulated Other Comprehensive Loss" in our unaudited condensed consolidated financial statements for additional information.

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Three Months Ended		Percent
	March 31,		Change
	2019	2018	2019 vs. 2018
	(in millions)
Net cash provided by operating activities	$364	$243	49.8
Net cash used in investing activities	(44)	(26)	69.2
Net cash used in financing activities	(343)	(211)	62.6

Operating Activities

Cash flows from operating activities were primarily generated from management and franchise fee revenue and operating income from our owned and leased hotels.

The $121 million increase in net cash provided by operating activities was primarily the result of improved operating results from our management and franchise business, including net growth in properties, as well as an increase in licensing and other fees.

Investing Activities

For the three months ended March 31, 2019 and 2018, net cash used in investing activities consisted primarily of capital expenditures for property and equipment and capitalized software costs. Our capital expenditures for property and equipment primarily consisted of expenditures related to the renovation of hotels in our ownership segment and our corporate facilities. Our capitalized software costs related to various systems initiatives, for the benefit of both our hotel owners and our overall corporate operations.

Financing Activities

The $132 million increase in net cash used in financing activities was primarily attributable to an increase in capital returned to stockholders, which included dividends and share repurchases, of $183 million, which was partially offset by the net draw of $50 million on our Revolving Credit Facility during the three months ended March 31, 2019, which we utilized as part of our capital allocation strategy.

Debt and Borrowing Capacity

As of March 31, 2019, our total indebtedness, excluding unamortized deferred financing costs and discount, was approximately $7.4 billion. This included $50 million outstanding under the Revolving Credit Facility and, subsequent to March 31, 2019, we drew a net $125 million under the Revolving Credit Facility. For additional information on our total indebtedness, availability under our Revolving Credit Facility and guarantees on our debt, refer to Note 6: "Debt" and Note 15: "Condensed Consolidating Guarantor Financial Information" in our unaudited condensed consolidated financial statements.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures, issue additional equity securities or make further draws on our Revolving Credit Facility. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hospitality industry that may be beyond our control.

Contractual Obligations

There were no material changes to our contractual obligations from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Off-Balance Sheet Arrangements

See Note 14: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for a discussion of our off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Since the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we adopted ASU 2016-02, which has changed our critical accounting policies and estimates related to leases. See Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our unaudited condensed consolidated financial statements for additional information.

Leases

We record lease liabilities as the present value of the future minimum lease payments using a discount rate that is either the rate implicit in the lease, if available, or our incremental borrowing rate, adjusted for collateral. The collateralized incremental borrowing rate is estimated on a portfolio basis and reflects factors such as the term of the lease and the currency in which the lease payments will be made. Our estimation utilizes various assumptions that require judgment, including our adjustment for collateral, economic factors, including currency data, and our credit risk.

We evaluate the carrying value of our ROU assets for impairment in a method consistent with our evaluation of property and equipment, including the determination of impairment indicators, projecting the undiscounted future cash flows and determining the asset fair value. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for additional information.

As of March 31, 2019, we had $1.5 billion of operating and finance lease liabilities. Changes in the estimates used in determining the collateralized incremental borrowing rate could result in material changes to our lease liabilities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates, which may affect future income, cash flows and the fair value of the Company, depending on changes to interest rates or foreign currency exchange rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into derivative financial instruments intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial instruments to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

As of January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and implemented internal controls supporting the accounting for leases, but there were no significant changes to the Company's internal control over financial reporting due to adoption of the new standard. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     Risk Factors

As of March 31, 2019, there have been no material changes from the risk factors previously disclosed in response to "Part I —Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended March 31, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
January 1, 2019 to January 31, 2019	1,766,648	$71.57	1,766,648	$433
February 1, 2019 to February 28, 2019	1,082,970	78.16	1,082,970	1,849
March 1, 2019 to March 31, 2019	1,010,552	83.91	1,010,552	1,764
Total	3,860,170	76.65	3,860,170
____________

(1)	This price includes per share commissions paid.

(2)
In February 2019, our board of directors authorized the repurchase of an additional $1.5 billion of our common stock under our existing stock repurchase program, which was initially announced in February 2017 and increased in November 2017. Under this publicly announced program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

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
4.1
Sixth Supplemental Indenture with respect to the 4.250% Senior Notes due 2024, dated as of March 8, 2019, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

4.2
Second Supplemental Indenture with respect to the 4.625% Senior Notes due 2025 and the 4.875% Senior Notes due 2027, dated as of March 8, 2019, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

4.3
First Supplemental Indenture with respect to the 5.125% Senior Notes due 2026, dated as of March 8, 2019, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

10.1	Form of 2019 Performance Award Agreement (EBITDA CAGR Performance Condition).*
10.2	Form of 2019 Performance Award Agreement (Free Cash Flow Per Share CAGR Performance Condition).*
10.3	Form of 2019 Restricted Stock Unit Agreement.*
10.4	Form of 2019 Nonqualified Stock Option Agreement.*
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: May 1, 2019