Form 10-Q
period 2019-06-30
Hilton Worldwide Holdings Inc.
filed 2019-07-24
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	HLT	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of July 18, 2019 was 286,854,529.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$635	$403
Restricted cash and cash equivalents	83	81
Accounts receivable, net of allowance for doubtful accounts of $44 and $42	1,190	1,150
Prepaid expenses	117	160
Other	190	189
Total current assets (variable interest entities – $92 and $90)	2,215	1,983
Intangibles and Other Assets:
Goodwill	5,157	5,160
Brands	4,874	4,869
Management and franchise contracts, net	817	872
Other intangible assets, net	400	415
Operating lease right-of-use assets	891	—
Property and equipment, net	418	367
Deferred income tax assets	146	90
Other	222	239
Total intangibles and other assets (variable interest entities – $186 and $178)	12,925	12,012
TOTAL ASSETS	$15,140	$13,995
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$1,657	$1,549
Current maturities of long-term debt	37	16
Current portion of deferred revenues	298	350
Current portion of liability for guest loyalty program	788	700
Total current liabilities (variable interest entities – $68 and $56)	2,780	2,615
Long-term debt	7,772	7,266
Operating lease liabilities	1,066	—
Deferred revenues	822	826
Deferred income tax liabilities	861	898
Liability for guest loyalty program	986	969
Other	876	863
Total liabilities (variable interest entities – $272 and $263)	15,163	13,437
Commitments and contingencies - see Note 14
Equity (Deficit):
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 333,019,440 issued and 287,693,211 outstanding as of June 30, 2019 and 332,105,163 issued and 294,815,890 outstanding as of December 31, 2018	3	3
Treasury stock, at cost; 45,326,229 shares as of June 30, 2019 and 37,289,273 shares as of December 31, 2018	(3,304)	(2,625)
Additional paid-in capital	10,419	10,372
Accumulated deficit	(6,342)	(6,417)
Accumulated other comprehensive loss	(806)	(782)
Total Hilton stockholders' equity (deficit)	(30)	551
Noncontrolling interests	7	7
Total equity (deficit)	(23)	558
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$15,140	$13,995

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Franchise and licensing fees	$444	$404	$826	$735
Base and other management fees	89	84	169	161
Incentive management fees	58	59	113	114
Owned and leased hotels	387	392	699	726
Other revenues	26	22	52	45
	1,004	961	1,859	1,781
Other revenues from managed and franchised properties	1,480	1,330	2,829	2,584
Total revenues	2,484	2,291	4,688	4,365

Expenses
Owned and leased hotels	334	352	632	672
Depreciation and amortization	86	79	170	161
General and administrative	113	115	220	219
Other expenses	15	12	35	26
	548	558	1,057	1,078
Other expenses from managed and franchised properties	1,458	1,327	2,841	2,602
Total expenses	2,006	1,885	3,898	3,680

Operating income	478	406	790	685

Interest expense	(101)	(95)	(199)	(178)
Loss on foreign currency transactions	(3)	(12)	(3)	(1)
Other non-operating income (loss), net	(12)	(1)	(8)	13

Income before income taxes	362	298	580	519

Income tax expense	(101)	(81)	(160)	(139)

Net income	261	217	420	380
Net income attributable to noncontrolling interests	(1)	—	(2)	(2)
Net income attributable to Hilton stockholders	$260	$217	$418	$378

Earnings per share:
Basic	$0.90	$0.72	$1.43	$1.22
Diluted	$0.89	$0.71	$1.42	$1.21

Cash dividends declared per share	$0.15	$0.15	$0.30	$0.30

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$261	$217	$420	$380
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $9, $—, $1 and $1	15	(77)	12	(45)
Pension liability adjustment, net of tax of $—, $(1), $(1) and $(1)	2	2	4	3
Cash flow hedge adjustment, net of tax of $8, $(4), $13 and $(14)	(25)	13	(40)	41
Total other comprehensive loss	(8)	(62)	(24)	(1)

Comprehensive income	253	155	396	379
Comprehensive income attributable to noncontrolling interests	(1)	—	(2)	(2)
Comprehensive income attributable to Hilton stockholders	$252	$155	$394	$377

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Operating Activities:
Net income	$420	$380
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of contract acquisition costs	14	14
Depreciation and amortization	170	161
Loss on foreign currency transactions	3	1
Share-based compensation	81	68
Deferred income taxes	1	(39)
Contract acquisition costs	(43)	(38)
Working capital changes and other	4	(15)
Net cash provided by operating activities	650	532
Investing Activities:
Capital expenditures for property and equipment	(46)	(28)
Capitalized software costs	(44)	(38)
Other	(5)	(9)
Net cash used in investing activities	(95)	(75)
Financing Activities:
Borrowings	1,795	1,650
Repayment of debt	(1,317)	(672)
Debt issuance costs	(27)	(21)
Dividends paid	(87)	(92)
Repurchases of common stock	(653)	(1,439)
Share-based compensation tax withholdings and other	(34)	(42)
Net cash used in financing activities	(323)	(616)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	2	(6)
Net increase (decrease) in cash, restricted cash and cash equivalents	234	(165)
Cash, restricted cash and cash equivalents, beginning of period	484	670
Cash, restricted cash and cash equivalents, end of period	$718	$505

Supplemental Disclosures:
Cash paid during the year:
Interest	$190	$149
Income taxes, net of refunds	157	149

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts and licensing its brands and intellectual property ("IP"). As of June 30, 2019, we managed, franchised, owned or leased 5,872 hotels and resorts, including timeshare properties, totaling 939,297 rooms in 114 countries and territories.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Certain prior year amounts in our condensed consolidated balance sheets have been reclassified to conform to current year presentation.

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

Leases

We determine if a contract is or contains a lease at the inception of the contract, and we classify that lease as a finance lease if it meets certain criteria or as an operating lease when it does not. We reassess if a contract is or contains a leasing arrangement upon modification of the contract. For a contract, in which we are a lessee, that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component, as permitted.

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

The ROU asset is measured at the amount of the lease liability with adjustments, if applicable, for lease prepayments made prior to or at lease commencement, initial direct costs incurred by us and lease incentives. We evaluate the carrying value of ROU assets if there are indicators of impairment and review the recoverability of the related asset group. If the carrying value of the asset group is determined to not be recoverable and is in excess of the estimated fair value, we record an impairment loss in our consolidated statements of operations. ROU assets of operating leases are classified as operating lease right-of-use assets and ROU assets of finance leases are classified as property and equipment, net in our consolidated balance sheets.

Our operating leases require: (i) fixed lease payments, or minimum payments, as contractually stated in the lease agreement; (ii) variable lease payments, which, for our hotels, are generally based on a percentage of the underlying asset's revenues or profits, or are dependent on changes in an index; or (iii) lease payments equal to the greater of the fixed or variable lease payments. In addition, we may be required to pay some, or all, of the capital costs for furniture, equipment and leasehold improvements in a hotel property that we lease during the term of the lease. For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the lease term, and lease expense relating to variable payments is expensed as incurred, with amounts recognized in owned and leased hotel expenses, general and administrative expenses and other expenses from managed and franchised properties in our consolidated statements of operations. For finance leases, the amortization of the asset is recognized over the shorter of the lease term or useful life of the underlying asset within depreciation and amortization expense and other expenses from managed and franchised properties in our consolidated statements of operations. The interest expense related to finance leases, including any variable lease payments, is recognized in interest expense in our consolidated statements of operations.

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

As described above, we adopted ASU 2016-02 on January 1, 2019 and applied the package of practical expedients included therein, as well as utilized the transition method included in ASU 2018-11. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, the presentation of financial information for periods prior to January 1, 2019 remain unchanged and in accordance with Leases (Topic 840). On January 1, 2019, we recognized a $256 million cumulative adjustment to accumulated deficit, net of taxes of $81 million related to a decrease to our deferred tax liability, as a result of the impairment of ROU assets that occurred in periods prior to the adoption date.

Note 3: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as a component of current and long-term deferred revenues, during the six months ended June 30, 2019:

(in millions)
Balance as of December 31, 2018	$1,060
Cash received in advance and not recognized as revenue(1)	220
Revenue recognized(1)	(135)
Other(2)	(92)
Balance as of June 30, 2019	$1,053
____________

(1)	Primarily related to Hilton Honors, our guest loyalty program.

(2)	Primarily the result of changes in estimated transaction prices for our performance obligations related to points issued under Hilton Honors, which had no effect on revenues.

We recognized revenues that were previously deferred as contract liabilities of $78 million and $56 million during the three months ended June 30, 2019 and 2018, respectively, and $116 million during the six months ended June 30, 2018.

Performance Obligations

As of June 30, 2019, we had $438 million of deferred revenues related to unsatisfied performance obligations related to Hilton Honors that will be recognized as revenues when the points are redeemed, which we estimate will occur over the next two years. Additionally, we had $615 million of deferred revenues related to application, initiation and licensing fees, which are expected to be recognized as revenues in future periods over the terms of the related contracts.

Note 4: Consolidated Variable Interest Entities

As of June 30, 2019 and December 31, 2018, we consolidated two variable interest entities ("VIEs") that lease hotel properties and, as of December 31, 2018, we also consolidated one VIE that is a management company. We consolidated these VIEs, since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities.

In June 2019, the VIE that is a management company, which we had previously consolidated, sold its assets. As a result of the sale, we deconsolidated $7 million of total assets and $3 million of total liabilities, as we no longer had the power to direct the activities that most significantly affect the VIE's economic performance. See Note 12: "Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss" for additional information.

Our condensed consolidated balance sheets included the assets and liabilities of the VIEs that we consolidated as of the respective periods, which primarily comprised the following:

	June 30,	December 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$72	$71
Property and equipment, net	73	68
Deferred income tax assets	51	53
Other non-current assets	61	58
Accounts payable, accrued expenses and other	52	41
Long-term debt(1)	204	205
Other long-term liabilities	15	15

____________

(1)	Includes finance lease liabilities of $186 million and $187 million as of June 30, 2019 and December 31, 2018, respectively.

We did not provide any financial or other support to any VIEs that we were not previously contractually required to provide during the six months ended June 30, 2019 and 2018.

Note 5: Amortizing Intangible Assets

Amortizing intangible assets were as follows:

	June 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,232	$(1,960)	$272
Contract acquisition costs	548	(108)	440
Development commissions and other	122	(17)	105
	$2,902	$(2,085)	$817

Other intangible assets:
Leases(1)	$287	$(167)	$120
Capitalized software costs	547	(358)	189
Hilton Honors(1)	338	(247)	91
Other(1)	34	(34)	—
	$1,206	$(806)	$400

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,228	$(1,873)	$355
Contract acquisition costs	525	(101)	424
Development commissions and other	108	(15)	93
	$2,861	$(1,989)	$872

Other intangible assets:
Leases(1)	$288	$(161)	$127
Capitalized software costs	503	(321)	182
Hilton Honors(1)	338	(236)	102
Other(1)	38	(34)	4
	$1,167	$(752)	$415
____________

(1)
Represents intangible assets that were initially recorded at their fair value as part of the October 24, 2007 transaction whereby we became a wholly owned subsidiary of affiliates of The Blackstone Group L.P (the "Merger").

Amortization of our amortizing intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Recognized in depreciation and amortization expense(1)	$71	$66	$141	$135
Recognized as a reduction of franchise and licensing fees and base and other management fees	7	7	14	14
____________

(1)
Includes amortization expense of $51 million and $52 million for the three months ended June 30, 2019 and 2018, respectively, and $102 million and $103 million for the six months ended June 30, 2019 and 2018, respectively, associated with assets that were initially recorded at their fair value at the time of the Merger.

We estimate future amortization of our amortizing intangible assets as of June 30, 2019 to be as follows:

	Recognized in Depreciation and Amortization Expense	Recognized as a Reduction of Franchise and Licensing Fees and Base and Other Management Fees
Year	(in millions)
2019 (remaining)	$141	$13
2020	250	26
2021	110	25
2022	81	23
2023	51	23
Thereafter	144	330
	$777	$440

Note 6: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of June 30, 2019, were as follows:

	June 30,	December 31,
	2019	2018
	(in millions)
Senior secured term loan facility with a rate of 4.15%, due 2026	$2,619	$3,119
Senior notes with a rate of 4.250%, due 2024	1,000	1,000
Senior notes with a rate of 4.625%, due 2025	900	900
Senior notes with a rate of 5.125%, due 2026	1,500	1,500
Senior notes with a rate of 4.875%, due 2027	600	600
Senior notes with a rate of 4.875%, due 2030	1,000	—
Finance lease liabilities with an average rate of 5.80%, due 2019 to 2030	260	225
Other debt with a rate of 3.08% due 2026	18	17
	7,897	7,361
Less: unamortized deferred financing costs and discount	(88)	(79)
Less: current maturities of long-term debt(1)	(37)	(16)
	$7,772	$7,266

____________

(1)	Represents current maturities of finance lease liabilities.

Our senior secured credit facilities consist of a senior secured revolving credit facility (the "Revolving Credit Facility") and a senior secured term loan facility (the "Term Loans"). The obligations of our senior secured credit facilities are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries.

In June 2019, we amended the Term Loans to extend the maturity date to June 2026 with a discount of 0.25 percent and also incurred $2 million of debt issuance costs. We also amended the Revolving Credit Facility to increase the borrowing capacity to $1.75 billion, $250 million of which is available in the form of letters of credit, and extended the maturity date to June 2024. In connection with this amendment, we incurred $7 million of debt issuance costs, which were included in other non-current assets in our condensed consolidated balance sheet as of June 30, 2019. As of June 30, 2019, we had $59 million of outstanding letters of credit, resulting in an available borrowing capacity under the Revolving Credit Facility of $1.69 billion. We are required to pay a commitment fee of 0.125 percent per annum under the Revolving Credit Facility in respect of the unused commitments thereunder.

In June 2019, we issued $1.0 billion aggregate principal amount of 4.875% Senior Notes due 2030 (the "2030 Senior Notes"), and incurred $13 million of debt issuance costs. Interest on the 2030 Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 2020. We used a portion of the net proceeds from the issuance of the 2030 Senior Notes to repay $500 million outstanding on our Term Loans and to repay $225 million outstanding under our Revolving Credit Facility. In connection with the repayment of the Term Loans, we recognized $8 million of fees and unamortized deferred financing costs and discount, which were included in other non-operating income (loss), net, in our condensed consolidated statements of operations for the three and six months ended June 30, 2019.

The 4.250% Senior Notes due 2024 (the "2024 Senior Notes"), the 4.625% Senior Notes due 2025 (the "2025 Senior Notes"), the 5.125% Senior Notes due 2026 (the "2026 Senior Notes"), the 4.875% Senior Notes due 2027 (the "2027 Senior Notes") and the 2030 Senior Notes are guaranteed on a senior unsecured basis by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries that are themselves not issuers of the applicable series of senior notes. See Note 15: "Condensed Consolidating Guarantor Financial Information" for additional information.

The contractual maturities of our long-term debt as of June 30, 2019 were as follows:

Year	(in millions)
2019 (remaining)	$19
2020	35
2021	28
2022	20
2023	21
Thereafter	7,774
$7,897

Note 7: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below; the fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of June 30, 2019 and December 31, 2018:

	June 30, 2019
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$265	$—	$265	$—
Restricted cash equivalents	19	—	19	—
Liabilities:
Long-term debt(1)	7,531	5,149	—	2,624
Interest rate swaps	35	—	35	—

	December 31, 2018
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$87	$—	$87	$—
Restricted cash equivalents	18	—	18	—
Interest rate swaps	16	—	16	—
Liabilities:
Long-term debt(1)	7,040	3,809	—	3,039
____________

(1)	The carrying values include unamortized deferred financing costs and discount. The carrying values and fair values exclude finance lease liabilities and other debt.

We measure our interest rate swaps at fair value, which were estimated using a discounted cash flow analysis that reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs of similar instruments, including interest rate curves, as applicable. Our interest rate swaps are included in other non-current assets or other long-term liabilities in our condensed consolidated balance sheets depending on their fair value.

Note 8: Leases

We lease hotel properties, land, corporate office space and equipment used at hotels and corporate offices, with our most significant lease liabilities related to hotel properties. As of June 30, 2019, we leased 53 hotels under operating leases and six hotels under finance leases, two of which were the liabilities of consolidated VIEs and were non-recourse to us. Our hotel leases expire at various dates, with varying renewal and termination options.

Supplemental balance sheet information related to leases as of June 30, 2019 was as follows:

(dollars in millions)
Operating leases:
Operating lease right-of-use assets	$891
Accounts payable, accrued expenses and other	131
Operating lease liabilities	1,066
Finance leases:
Property and equipment, net	$57
Current maturities of long-term debt	37
Long-term debt	223

Weighted average remaining lease term:
Operating leases	13.0 years
Finance leases	8.9 years

Weighted average discount rate:
Operating leases	3.74%
Finance leases	5.80%

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in millions)
Operating lease expense for fixed payments	$36	$73
Finance lease expense:
Amortization of ROU assets	8	16
Interest on lease liabilities	3	7
Variable lease expense(1)	52	82
____________

(1)	Includes amounts related to operating leases and interest payments on finance leases.

Lease expense for our operating leases for the year ended December 31, 2018 included $225 million of fixed lease expense and $142 million of variable lease expense.

Supplemental cash flow information related to leases for the six months ended June 30, 2019 was as follows:

(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$90
Financing cash flows from finance leases	21
ROU assets obtained in exchange for lease liabilities in non-cash transactions:
Operating leases	21
Finance leases	52

Our future minimum lease payments as of June 30, 2019 were as follows:

	Operating Leases	Finance Leases
Year	(in millions)
2019 (remaining)	$89	$26
2020	175	49
2021	161	40
2022	137	31
2023	122	30
Thereafter	872	166
Total minimum lease payments	1,556	342
Less: imputed interest	(359)	(82)
Total lease liabilities	$1,197	$260

Note 9: Income Taxes

At the end of each quarter, we estimate the effective income tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of income (loss) before income taxes, which is subject to federal, state, local and foreign income taxes.

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign tax jurisdictions. We are under regular and recurring audit by the Internal Revenue Service ("IRS") and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in federal, state, local and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. As of June 30, 2019, we remain subject to federal and state examinations of our income tax returns for tax years from 2005 through 2017 and foreign examinations of our income tax returns for tax years from 1996 through 2018.

Our total unrecognized tax benefits as of June 30, 2019 and December 31, 2018 were $323 million and $318 million, respectively. As of June 30, 2019 and December 31, 2018, we had accrued approximately $44 million and $40 million, respectively, for interest and penalties related to our unrecognized tax benefits in our condensed consolidated balance sheets. Included in the balances of unrecognized tax benefits as of June 30, 2019 and December 31, 2018 was $312 million and $310 million, respectively, associated with positions that, if favorably resolved, would provide a benefit to our effective income tax rate.

In April 2014, we received 30-day Letters from the IRS and the Revenue Agents Report ("RAR") for the 2006 and October 2007 tax years. We disagreed with several of the proposed adjustments in the RAR, filed a formal appeals protest with the IRS and did not make any tax payments related to this audit. The issues being protested in appeals relate to assertions by the IRS that: (i) certain foreign currency denominated intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries; (ii) in calculating the amount of U.S. taxable income resulting from Hilton Honors, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed; and (iii) certain foreign currency denominated loans issued by one of our Luxembourg subsidiaries whose functional currency is the U.S. dollar ("USD"), should instead be treated as issued by one of our Belgian subsidiaries whose functional currency is the euro ("EUR"), and thus foreign currency gains and losses with respect to such loans should have been measured in EUR, instead of USD. In January 2016, we received a 30-day Letter from the IRS and the RAR for the December 2007 through 2010 tax years, which included proposed adjustments that reflect the carryover effect of the three protested issues from the 2006 through October 2007 tax years. These proposed adjustments are also being protested in appeals and formal appeals protests have been submitted. In April 2016, we requested a Technical Advice Memorandum ("TAM") from the IRS with respect to the treatment of the gains and losses recognized as a result of changes in foreign currency exchange rates on loans issued by our Luxembourg subsidiary. We received a taxpayer favorable TAM in October 2018 and this issue is no longer being pursued by the IRS for any of the open tax years. In September 2018, we received a 30-day Letter from the IRS and the RAR for the 2011 through 2013 tax years, which reflects proposed adjustments for the carryover effect of the two remaining protested issues from the 2006 through October 2007 tax years. The adjustments for the 2011 through 2013 tax years will also be protested in appeals and formal protests have been submitted. After receipt of the TAM relating to the Luxembourg subsidiary, the two remaining proposed adjustments sought by the IRS would result in additional U.S. federal tax owed of approximately $817 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to Hilton Honors would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. However, based on continuing appeals process discussions with the IRS, we believe that it is more likely than not that we will not recognize the full benefit related to certain of the issues being appealed. Accordingly, as of June 30, 2019, we had recorded $55 million of unrecognized tax benefits related to these issues.

Note 10: Share-Based Compensation

We grant time-vesting restricted stock units and restricted stock (collectively, "RSUs"), nonqualified stock options ("options") and performance-vesting RSUs ("performance shares") to our employees and deferred share units ("DSUs") to members of our board of directors. We recognized share-based compensation expense of $47 million and $40 million during the three months ended June 30, 2019 and 2018, respectively, and $81 million and $68 million during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, unrecognized compensation costs for unvested awards was approximately $190 million, which are expected to be recognized over a weighted-average period of 1.9 years on a straight-line basis. As of June 30, 2019, there were 14.2 million shares of common stock available for future issuance under the Hilton 2017 Omnibus Incentive Plan, plus any shares subject to awards outstanding under our 2013 Omnibus Incentive Plan, which will become available for issuance under the Hilton 2017 Omnibus Incentive Plan if such outstanding awards expire or are terminated or are canceled or forfeited.

RSUs

During the six months ended June 30, 2019, we granted 1.0 million RSUs with a weighted average grant date fair value per share of $83.38, which generally vest in equal annual installments over two or three years from the date of grant.

Options

During the six months ended June 30, 2019, we granted 0.8 million options with a weighted average exercise price per share of $83.11, which vest over three years from the date of grant in equal annual installments and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The weighted average grant date fair value per share of the options granted during the six months ended June 30, 2019 was $21.08, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

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

As of June 30, 2019, 1.6 million options were exercisable.

Performance Shares

During the six months ended June 30, 2019, we granted 0.4 million performance shares with a weighted average grant date fair value per share of $83.11. The performance shares are settled at the end of the three-year performance period with: (i) 50 percent of the awards subject to achievement based on the compound annual growth rate ("CAGR") of the Company's earnings before interest expense, a provision for income taxes and depreciation and amortization ("EBITDA"), adjusted to exclude certain items ("Adjusted EBITDA"), referred to as EBITDA CAGR and (ii) 50 percent of the awards subject to achievement based on the Company’s free cash flow ("FCF") per share CAGR, referred to as FCF CAGR. The total number of performance shares that vest related to each performance measure is based on an achievement factor that ranges from a zero percent to 200 percent payout, with 100 percent being the target. As of June 30, 2019, we determined that the performance conditions for the performance shares are probable of achievement and we recognized compensation expense, for both our outstanding EBITDA CAGR and FCF CAGR performance shares, at the maximum achievement percentage for the 2017 grants, between target and maximum for the 2018 grants and at target for the 2019 grants.

Note 11: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$260	$217	$418	$378
Denominator:
Weighted average shares outstanding	290	301	291	308
Basic EPS	$0.90	$0.72	$1.43	$1.22

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$260	$217	$418	$378
Denominator:
Weighted average shares outstanding	292	303	294	311
Diluted EPS	$0.89	$0.71	$1.42	$1.21

Less than 1 million share-based compensation awards were excluded from the computation of diluted EPS for the three and six months ended June 30, 2019 and 2018 because their effect would have been anti-dilutive under the treasury stock method.

Note 12: Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss

The following tables present the changes in the components of stockholders' equity (deficit) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of March 31, 2019	292	$3	$(2,921)	$10,374	$(6,558)	$(798)	$8	$108
Net income	—	—	—	—	260	—	1	261
Other comprehensive loss	—	—	—	—	—	(8)	—	(8)
Dividends	—	—	—	—	(44)	—	—	(44)
Repurchases of common stock	(4)	—	(383)	—	—	—	—	(383)
Share-based compensation	—	—	—	45	—	—	—	45
Deconsolidation of a VIE	—	—	—	—	—	—	(2)	(2)
Balance as of June 30, 2019	288	$3	$(3,304)	$10,419	$(6,342)	$(806)	$7	$(23)

	Three Months Ended June 30, 2018
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of March 31, 2018	317	$3	$(1,001)	$10,288	$(6,868)	$(680)	$5	$1,747
Net income	—	—	—	—	217	—	—	217
Other comprehensive loss	—	—	—	—	—	(62)	—	(62)
Dividends	—	—	—	—	(46)	—	—	(46)
Repurchases of common stock	(19)	—	(1,329)	—	—	—	—	(1,329)
Share-based compensation	—	—	—	33	—	—	—	33
Balance as of June 30, 2018	298	$3	$(2,330)	$10,321	$(6,697)	$(742)	$5	$560

	Six Months Ended June 30, 2019
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2018	295	$3	$(2,625)	$10,372	$(6,417)	$(782)	$7	$558
Net income	—	—	—	—	418	—	2	420
Other comprehensive loss	—	—	—	—	—	(24)	—	(24)
Dividends	—	—	—	—	(87)	—	—	(87)
Repurchases of common stock	(8)	—	(679)	—	—	—	—	(679)
Share-based compensation	1	—	—	47	—	—	—	47
Cumulative effect of the adoption of ASU 2016-02	—	—	—	—	(256)	—	—	(256)
Deconsolidation of a VIE	—	—	—	—	—	—	(2)	(2)
Balance as of June 30, 2019	288	$3	$(3,304)	$10,419	$(6,342)	$(806)	$7	$(23)

	Six Months Ended June 30, 2018
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2017	317	$3	$(891)	$10,298	$(6,981)	$(741)	$3	$1,691
Net income	—	—	—	—	378	—	2	380
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Dividends	—	—	—	—	(94)	—	—	(94)
Repurchases of common stock	(20)	—	(1,439)	—	—	—	—	(1,439)
Share-based compensation	1	—	—	23	—	—	—	23
Balance as of June 30, 2018	298	$3	$(2,330)	$10,321	$(6,697)	$(742)	$5	$560

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2018	$(545)	$(260)	$23	$(782)
Other comprehensive income (loss) before reclassifications	11	—	(35)	(24)
Amounts reclassified from accumulated other comprehensive loss	1	4	(5)	—
Net current period other comprehensive income (loss)	12	4	(40)	(24)
Balance as of June 30, 2019	$(533)	$(256)	$(17)	$(806)

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2017	$(513)	$(229)	$1	$(741)
Other comprehensive income (loss) before reclassifications	(45)	—	36	(9)
Amounts reclassified from accumulated other comprehensive loss	—	3	5	8
Net current period other comprehensive income (loss)	(45)	3	41	(1)
Balance as of June 30, 2018	$(558)	$(226)	$42	$(742)
____________

(1)	Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature.

The following table presents additional information about reclassifications out of accumulated other comprehensive loss; amounts in parentheses indicate a loss in our condensed consolidated statements of operations:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in millions)
Currency translation adjustment:
Liquidation of investment in a foreign entity(1)	$(1)	$(1)
Total currency translation adjustment reclassifications for the period, net of taxes	(1)	(1)

Pension liability adjustment:
Amortization of prior service cost(3)	(1)	(2)
Amortization of net loss(3)	(1)	(3)
Tax benefit(2)	—	1
Total pension liability adjustment reclassifications for the period, net of taxes	(2)	(4)

Cash flow hedge adjustment:
Dedesignated interest rate swaps(4)	3	6
Tax expense(2)	—	(1)
Total cash flow hedge adjustment reclassifications for the period, net of taxes	3	5
Total reclassifications for the period, net of taxes	$—	$—
____________

(1)
Includes a gain on the related net investment hedge. Reclassified to loss on foreign currency transactions in our condensed consolidated statements of operations. The related tax benefit reclassified to income tax expense in our condensed consolidated statements of operations was less than $1 million.

(2)	Reclassified to income tax expense in our condensed consolidated statements of operations.

(3)	Reclassified to other non-operating income (loss), net in our condensed consolidated statements of operations.

(4)	Reclassified to interest expense in our condensed consolidated statements of operations.

As of June 30, 2019, approximately $1.4 billion remained available for share repurchases under our $3.5 billion stock repurchase program.

Note 13: Business Segments

We are a hospitality company with operations organized in two distinct operating segments: (i) management and franchise and (ii) ownership. These segments are managed and reported separately because of their distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us. As of June 30, 2019, this segment included 691 managed hotels and 5,059 franchised hotels consisting of 909,453 total rooms. This segment also earns licensing fees from Hilton Grand Vacations and co-brand credit card arrangements for the exclusive right to use certain Hilton marks and IP, as well as fees for managing properties in our ownership segment.

As of June 30, 2019, the ownership segment included 67 properties totaling 20,928 rooms, comprising 59 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, two hotels leased by consolidated VIEs and five hotels owned or leased by unconsolidated affiliates.

The performance of our operating segments is evaluated primarily on operating income, without allocating other revenues and expenses or general and administrative expenses.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Franchise and licensing fees	$445	$405	$830	$738
Base and other management fees(1)	106	101	198	191
Incentive management fees	58	59	113	114
Management and franchise	609	565	1,141	1,043
Ownership	387	392	699	726
Segment revenues	996	957	1,840	1,769
Amortization of contract acquisition costs	(7)	(7)	(14)	(14)
Other revenues	26	22	52	45
Direct reimbursements from managed and franchised properties(2)	789	730	1,564	1,429
Indirect reimbursements from managed and franchised properties(2)	691	600	1,265	1,155
Intersegment fees elimination(1)	(11)	(11)	(19)	(19)
Total revenues	$2,484	$2,291	$4,688	$4,365
____________

(1)	Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

(2)	Included in other revenues from managed and franchised properties in our condensed consolidated statements of operations.

The following table presents operating income for our reportable segments, reconciled to consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Management and franchise(1)	$609	$565	$1,141	$1,043
Ownership(1)	42	29	48	35
Segment operating income	651	594	1,189	1,078
Amortization of contract acquisition costs	(7)	(7)	(14)	(14)
Other revenues, less other expenses	11	10	17	19
Net other revenues (expenses) from managed and franchised properties	22	3	(12)	(18)
Depreciation and amortization	(86)	(79)	(170)	(161)
General and administrative	(113)	(115)	(220)	(219)
Operating income	478	406	790	685
Interest expense	(101)	(95)	(199)	(178)
Loss on foreign currency transactions	(3)	(12)	(3)	(1)
Other non-operating income (loss), net	(12)	(1)	(8)	13
Income before income taxes	$362	$298	$580	$519
____________

(1)	Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	June 30,	December 31,
	2019	2018
	(in millions)
Management and franchise	$11,399	$11,362
Ownership	1,731	927
Corporate and other	2,010	1,706
	$15,140	$13,995

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	Six Months Ended
	June 30,
	2019	2018
	(in millions)
Ownership	$25	$19
Corporate and other	21	9
	$46	$28

Note 14: Commitments and Contingencies

We provide performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified operating performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of June 30, 2019, we had six performance guarantees, with expirations ranging from December 2019 to 2039, and possible cash outlays totaling approximately $39 million. Our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee. As of June 30, 2019 and December 31, 2018, we accrued current liabilities of $7 million and $12 million, respectively, for one performance guarantee related to a hotel owned by a VIE for which we were not the primary beneficiary. We may enter into new contracts containing performance guarantees in the future, which could increase our possible cash outlays.

As of June 30, 2019, we had a $20 million guarantee for debt of a hotel that we franchise, which has an initial maturity date of February 2022 with two one-year extension options. Although we believe it is unlikely that material payments will be required under this guarantee, there can be no assurance that this will be the case. We do not have any letters of credit pledged as collateral against this guarantee or our performance guarantees.

We hold interests in VIEs, for which we are not the primary beneficiary, that have entered into loan agreements with third parties. Under the terms of our contractual arrangements with certain of these VIEs, we may provide financial support to such entities under specified circumstances, including default of such a VIE under a third-party loan agreement, and may have the option to acquire a controlling financial interest in such an entity at a predetermined amount. In a circumstance that we provide financial support or exercise our option to acquire an additional interest in a VIE, we may be required to reassess whether we are the primary beneficiary of the VIE. If we determine that we are the primary beneficiary of the VIE, we would be required to consolidate the total assets, liabilities and results of operations of the VIE, which may be material upon consolidation.

We have entered into agreements with owners of certain hotels that we currently manage or will franchise to finance capital expenditures at the hotels for approximately $29 million. As of June 30, 2019, we expect to fund $19 million of these commitments in the remainder of 2019 and $10 million in 2020.

We receive fees from managed and franchised properties to operate our marketing, sales and brand programs on behalf of hotel owners. As of June 30, 2019 and December 31, 2018, we had collected an aggregate of $392 million and $375 million in excess of amounts expended, respectively, across all programs.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2019 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 15: Condensed Consolidating Guarantor Financial Information

Hilton Worldwide Finance LLC and Hilton Worldwide Finance Corp. (together, the "HWF Issuers"), which are 100 percent owned by Hilton Worldwide Parent LLC ("HWP"), which is 100 percent owned by the Parent, issued the 2025 Senior Notes and the 2027 Senior Notes. Hilton Domestic Operating Company Inc. ("HOC"), which is 100 percent owned by Hilton Worldwide Finance LLC, assumed the 2024 Senior Notes, issued the 2026 Senior Notes and, in June 2019, issued the 2030 Senior Notes. The 2024 Senior Notes, 2025 Senior Notes, 2026 Senior Notes, 2027 Senior Notes and 2030 Senior Notes are collectively referred to as the Senior Notes. The HWF Issuers and HOC are collectively referred to as the Subsidiary Issuers.

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by HWP, the Parent and certain of the Parent's wholly owned domestic restricted subsidiaries that are themselves not issuers of the applicable series of Senior Notes (together, the "Guarantors''). The indentures that govern the Senior Notes provide that any subsidiary of the Company that provides a guarantee of our senior secured credit facilities will guarantee the Senior Notes. Additionally, the HWF Issuers are guarantors of the 2024 Senior Notes, the 2026 Senior Notes and the 2030 Senior Notes and HOC is a guarantor of the 2025 Senior Notes and the 2027 Senior Notes. As of June 30, 2019, none of our foreign subsidiaries or U.S. subsidiaries owned by foreign subsidiaries or conducting foreign operations or our non-wholly owned subsidiaries guarantee the Senior Notes (collectively, the "Non-Guarantors").

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

The following tables present the condensed consolidating financial information as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018, for the Parent, HWF Issuers, HOC, Guarantors and Non-Guarantors. The condensed consolidating financial information presents the financial information for all periods based on the composition of the Guarantors and Non-Guarantors as of June 30, 2019.

	June 30, 2019
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$3	$23	$609	$—	$635
Restricted cash and cash equivalents	—	—	34	16	33	—	83
Accounts receivable, net	—	—	14	852	324	—	1,190
Intercompany receivables	—	—	—	—	40	(40)	—
Prepaid expenses	—	—	16	48	55	(2)	117
Other	—	1	1	48	147	(7)	190
Total current assets	—	1	68	987	1,208	(49)	2,215
Intangibles and Other Assets:
Investments in subsidiaries	2	4,113	7,850	2	—	(11,967)	—
Goodwill	—	—	—	3,824	1,333	—	5,157
Brands	—	—	—	4,405	469	—	4,874
Management and franchise contracts, net	—	—	1	502	314	—	817
Other intangible assets, net	—	—	—	279	121	—	400
Operating lease right-of-use assets	—	—	36	10	845	—	891
Property and equipment, net	—	—	61	67	290	—	418
Deferred income tax assets	4	7	86	—	146	(97)	146
Other	—	12	31	17	162	—	222
Total intangibles and other assets	6	4,132	8,065	9,106	3,680	(12,064)	12,925
TOTAL ASSETS	$6	$4,133	$8,133	$10,093	$4,888	$(12,113)	$15,140
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$36	$20	$201	$664	$743	$(7)	$1,657
Current maturities of long-term debt	—	—	20	—	17	—	37
Current portion of deferred revenues	—	—	47	241	12	(2)	298
Intercompany payables	—	—	40	—	—	(40)	—
Current portion of liability for guest loyalty program	—	—	—	788	—	—	788
Total current liabilities	36	20	308	1,693	772	(49)	2,780
Long-term debt	—	4,076	3,473	—	223	—	7,772
Operating lease liabilities	—	—	43	8	1,015	—	1,066
Deferred revenues	—	—	—	754	68	—	822
Deferred income tax liabilities	—	—	—	958	—	(97)	861
Liability for guest loyalty program	—	—	—	986	—	—	986
Other	—	35	196	94	551	—	876
Total liabilities	36	4,131	4,020	4,493	2,629	(146)	15,163
Equity (Deficit):
Total Hilton stockholders' equity (deficit)	(30)	2	4,113	5,600	2,252	(11,967)	(30)
Noncontrolling interests	—	—	—	—	7	—	7
Total equity (deficit)	(30)	2	4,113	5,600	2,259	(11,967)	(23)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$6	$4,133	$8,133	$10,093	$4,888	$(12,113)	$15,140

	December 31, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$3	$17	$383	$—	$403
Restricted cash and cash equivalents	—	—	34	15	32	—	81
Accounts receivable, net	—	—	10	735	405	—	1,150
Intercompany receivables	—	—	—	—	40	(40)	—
Prepaid expenses	—	—	52	37	80	(9)	160
Other	—	1	1	36	154	(3)	189
Total current assets	—	1	100	840	1,094	(52)	1,983
Intangibles and Other Assets:
Investments in subsidiaries	557	5,131	7,930	557	—	(14,175)	—
Goodwill	—	—	—	3,824	1,336	—	5,160
Brands	—	—	—	4,404	465	—	4,869
Management and franchise contracts, net	—	—	—	556	316	—	872
Other intangible assets, net	—	—	—	287	128	—	415
Property and equipment, net	—	—	27	65	275	—	367
Deferred income tax assets	4	—	94	—	90	(98)	90
Other	—	23	33	22	161	—	239
Total intangibles and other assets	561	5,154	8,084	9,715	2,771	(14,273)	12,012
TOTAL ASSETS	$561	$5,155	$8,184	$10,555	$3,865	$(14,325)	$13,995
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$10	$19	$229	$529	$765	$(3)	$1,549
Current maturities of long-term debt	—	—	—	—	16	—	16
Current portion of deferred revenues	—	—	106	239	14	(9)	350
Intercompany payables	—	—	40	—	—	(40)	—
Current portion of liability for guest loyalty program	—	—	—	700	—	—	700
Total current liabilities	10	19	375	1,468	795	(52)	2,615
Long-term debt	—	4,573	2,467	—	226	—	7,266
Deferred revenues	—	—	—	762	64	—	826
Deferred income tax liabilities	—	6	—	962	28	(98)	898
Liability for guest loyalty program	—	—	—	969	—	—	969
Other	—	—	211	93	559	—	863
Total liabilities	10	4,598	3,053	4,254	1,672	(150)	13,437
Equity:
Total Hilton stockholders' equity	551	557	5,131	6,301	2,186	(14,175)	551
Noncontrolling interests	—	—	—	—	7	—	7
Total equity	551	557	5,131	6,301	2,193	(14,175)	558
TOTAL LIABILITIES AND EQUITY	$561	$5,155	$8,184	$10,555	$3,865	$(14,325)	$13,995

	Three Months Ended June 30, 2019
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise and licensing fees	$—	$—	$69	$338	$41	$(4)	$444
Base and other management fees	—	—	—	57	32	—	89
Incentive management fees	—	—	—	21	37	—	58
Owned and leased hotels	—	—	—	—	387	—	387
Other revenues	—	—	1	20	5	—	26
	—	—	70	436	502	(4)	1,004
Other revenues from managed and franchised properties	—	—	81	1,247	152	—	1,480
Total revenues	—	—	151	1,683	654	(4)	2,484

Expenses
Owned and leased hotels	—	—	—	—	334	—	334
Depreciation and amortization	—	—	1	63	22	—	86
General and administrative	—	—	89	—	31	(7)	113
Other expenses	—	—	3	2	7	3	15
	—	—	93	65	394	(4)	548
Other expenses from managed and franchised properties	—	—	87	1,224	147	—	1,458
Total expenses	—	—	180	1,289	541	(4)	2,006

Operating income (loss)	—	—	(29)	394	113	—	478

Interest expense	—	(52)	(33)	—	(16)	—	(101)
Gain (loss) on foreign currency transactions	—	—	(1)	(9)	7	—	(3)
Other non-operating income (loss), net	—	(9)	—	(5)	2	—	(12)

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(61)	(63)	380	106	—	362

Income tax benefit (expense)	—	15	14	(94)	(36)	—	(101)

Income (loss) before equity in earnings from subsidiaries	—	(46)	(49)	286	70	—	261

Equity in earnings from subsidiaries	260	306	355	260	—	(1,181)	—

Net income	260	260	306	546	70	(1,181)	261
Net income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)
Net income attributable to Hilton stockholders	$260	$260	$306	$546	$69	$(1,181)	$260

Comprehensive income	$252	$235	$308	$546	$85	$(1,173)	$253
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)
Comprehensive income attributable to Hilton stockholders	$252	$235	$308	$546	$84	$(1,173)	$252

	Three Months Ended June 30, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise and licensing fees	$—	$—	$50	$322	$36	$(4)	$404
Base and other management fees	—	—	1	55	28	—	84
Incentive management fees	—	—	—	22	37	—	59
Owned and leased hotels	—	—	—	—	392	—	392
Other revenues	—	—	1	17	3	1	22
	—	—	52	416	496	(3)	961
Other revenues from managed and franchised properties	—	—	62	1,110	158	—	1,330
Total revenues	—	—	114	1,526	654	(3)	2,291

Expenses
Owned and leased hotels	—	—	—	—	352	—	352
Depreciation and amortization	—	—	2	58	19	—	79
General and administrative	—	—	83	—	32	—	115
Other expenses	—	—	2	8	6	(4)	12
	—	—	87	66	409	(4)	558
Other expenses from managed and franchised properties	—	—	62	1,114	151	—	1,327
Total expenses	—	—	149	1,180	560	(4)	1,885

Operating income (loss)	—	—	(35)	346	94	1	406

Interest expense	—	(57)	(31)	—	(9)	2	(95)
Gain (loss) on foreign currency transactions	—	—	6	(89)	71	—	(12)
Other non-operating income (loss), net	—	(7)	1	4	4	(3)	(1)

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(64)	(59)	261	160	—	298

Income tax benefit (expense)	—	16	14	(61)	(50)	—	(81)

Income (loss) before equity in earnings from subsidiaries	—	(48)	(45)	200	110	—	217

Equity in earnings from subsidiaries	217	265	310	217	—	(1,009)	—

Net income	217	217	265	417	110	(1,009)	217
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Net income attributable to Hilton stockholders	$217	$217	$265	$417	$110	$(1,009)	$217

Comprehensive income	$155	$227	$266	$416	$38	$(947)	$155
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	—
Comprehensive income attributable to Hilton stockholders	$155	$227	$266	$416	$38	$(947)	$155

	Six Months Ended June 30, 2019
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise and licensing fees	$—	$—	$130	$632	$73	$(9)	$826
Base and other management fees	—	—	—	109	60	—	169
Incentive management fees	—	—	—	44	69	—	113
Owned and leased hotels	—	—	—	—	699	—	699
Other revenues	—	—	1	43	8	—	52
	—	—	131	828	909	(9)	1,859
Other revenues from managed and franchised properties	—	—	156	2,386	287	—	2,829
Total revenues	—	—	287	3,214	1,196	(9)	4,688

Expenses
Owned and leased hotels	—	—	—	—	632	—	632
Depreciation and amortization	—	—	3	125	42	—	170
General and administrative	—	—	171	—	62	(13)	220
Other expenses	—	—	4	10	17	4	35
	—	—	178	135	753	(9)	1,057
Other expenses from managed and franchised properties	—	—	159	2,402	280	—	2,841
Total expenses	—	—	337	2,537	1,033	(9)	3,898

Operating income (loss)	—	—	(50)	677	163	—	790

Interest expense	—	(103)	(68)	—	(28)	—	(199)
Gain (loss) on foreign currency transactions	—	—	1	(27)	23	—	(3)
Other non-operating income (loss), net	—	(9)	—	(5)	6	—	(8)

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(112)	(117)	645	164	—	580

Income tax benefit (expense)	—	27	27	(159)	(55)	—	(160)

Income (loss) before equity in earnings from subsidiaries	—	(85)	(90)	486	109	—	420

Equity in earnings from subsidiaries	418	503	593	418	—	(1,932)	—

Net income	418	418	503	904	109	(1,932)	420
Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income attributable to Hilton stockholders	$418	$418	$503	$904	$107	$(1,932)	$418

Comprehensive income	$394	$378	$506	$904	$122	$(1,908)	$396
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Comprehensive income attributable to Hilton stockholders	$394	$378	$506	$904	$120	$(1,908)	$394

	Six Months Ended June 30, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise and licensing fees	$—	$—	$94	$584	$65	$(8)	$735
Base and other management fees	—	—	1	106	54	—	161
Incentive management fees	—	—	—	43	71	—	114
Owned and leased hotels	—	—	—	—	726	—	726
Other revenues	—	—	3	41	5	(4)	45
	—	—	98	774	921	(12)	1,781
Other revenues from managed and franchised properties	—	—	106	2,180	298	—	2,584
Total revenues	—	—	204	2,954	1,219	(12)	4,365

Expenses
Owned and leased hotels	—	—	—	—	672	—	672
Depreciation and amortization	—	—	3	118	40	—	161
General and administrative	—	—	156	—	67	(4)	219
Other expenses	—	—	4	15	15	(8)	26
	—	—	163	133	794	(12)	1,078
Other expenses from managed and franchised properties	—	—	108	2,198	296	—	2,602
Total expenses	—	—	271	2,331	1,090	(12)	3,680

Operating income (loss)	—	—	(67)	623	129	—	685

Interest expense	—	(118)	(44)	—	(19)	3	(178)
Gain (loss) on foreign currency transactions	—	—	3	(81)	77	—	(1)
Other non-operating income (loss), net	—	(7)	4	12	7	(3)	13

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(125)	(104)	554	194	—	519

Income tax benefit (expense)	—	31	27	(134)	(63)	—	(139)

Income (loss) before equity in earnings from subsidiaries	—	(94)	(77)	420	131	—	380

Equity in earnings from subsidiaries	378	472	549	378	—	(1,777)	—

Net income	378	378	472	798	131	(1,777)	380
Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income attributable to Hilton stockholders	$378	$378	$472	$798	$129	$(1,777)	$378

Comprehensive income	$377	$417	$473	$798	$90	$(1,776)	$379
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Comprehensive income attributable to Hilton stockholders	$377	$417	$473	$798	$88	$(1,776)	$377

	Six Months Ended June 30, 2019
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(85)	$—	$675	$75	$(15)	$650
Investing Activities:
Capital expenditures for property and equipment	—	—	(5)	(3)	(38)	—	(46)
Capitalized software costs	—	—	—	(44)	—	—	(44)
Other	—	—	—	1	(6)	—	(5)
Net cash used in investing activities	—	—	(5)	(46)	(44)	—	(95)
Financing Activities:
Borrowings	—	795	1,000	—	—	—	1,795
Repayment of debt	—	(1,295)	(14)	—	(8)	—	(1,317)
Debt issuance costs	—	(13)	(14)	—	—	—	(27)
Intercompany transfers	740	598	(933)	(622)	217	—	—
Dividends paid	(87)	—	—	—	—	—	(87)
Repurchases of common stock	(653)	—	—	—	—	—	(653)
Intercompany dividends	—	—	—	—	(15)	15	—
Share-based compensation tax withholdings and other	—	—	(34)	—	—	—	(34)
Net cash provided by (used in) financing activities	—	85	5	(622)	194	15	(323)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	2	—	2
Net increase in cash, restricted cash and cash equivalents	—	—	—	7	227	—	234
Cash, restricted cash and cash equivalents, beginning of period	—	—	37	32	415	—	484
Cash, restricted cash and cash equivalents, end of period	$—	$—	$37	$39	$642	$—	$718

	Six Months Ended June 30, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(102)	$(8)	$494	$148	$—	$532
Investing Activities:
Capital expenditures for property and equipment	—	—	(4)	(1)	(23)	—	(28)
Capitalized software costs	—	—	—	(38)	—	—	(38)
Other	—	—	—	(3)	(6)	—	(9)
Net cash used in investing activities	—	—	(4)	(42)	(29)	—	(75)
Financing Activities:
Borrowings	—	150	1,500	—	—	—	1,650
Repayment of debt	—	(660)	—	—	(12)	—	(672)
Debt issuance costs	—	—	(21)	—	—	—	(21)
Intercompany transfers	1,531	612	(1,451)	(450)	(242)	—	—
Dividends paid	(92)	—	—	—	—	—	(92)
Repurchases of common stock	(1,439)	—	—	—	—	—	(1,439)
Share-based compensation tax withholdings and other	—	—	(42)	—	—	—	(42)
Net cash provided by (used in) financing activities	—	102	(14)	(450)	(254)	—	(616)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	(6)	—	(6)
Net increase (decrease) in cash, restricted cash and cash equivalents	—	—	(26)	2	(141)	—	(165)
Cash, restricted cash and cash equivalents, beginning of period	—	—	63	28	579	—	670
Cash, restricted cash and cash equivalents, end of period	$—	$—	$37	$30	$438	$—	$505

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

Overview

Our Business

Hilton is one of the largest and fastest growing hospitality companies in the world, with 5,872 properties comprising 939,297 rooms in 114 countries and territories as of June 30, 2019. Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, LXR Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton; our full service hotel brands, Signia Hilton, Hilton Hotels & Resorts, Curio Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton and Embassy Suites by Hilton; our focused service hotel brands, Motto by Hilton, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. As of June 30, 2019, we had more than 94 million members in our award-winning guest loyalty program, Hilton Honors, a 21 percent increase from June 30, 2018.

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

Geographically, management conducts business through three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S. is included in the Americas, it represented 73 percent of our system-wide hotel rooms as of June 30, 2019; therefore, the U.S. is often analyzed separately and apart from the Americas geographic region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The

Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

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

As of June 30, 2019, we had nearly 2,490 hotels in our development pipeline that we expect to add as open hotels in our system, representing approximately 373,000 rooms under construction or approved for development throughout 109 countries and territories, including 37 countries and territories where we do not currently have any open hotels. All of the rooms in the development pipeline are within our management and franchise segment. Additionally, 201,000 rooms in the development pipeline were located outside the U.S., and 192,000 rooms, or more than half, were under construction. We do not consider any individual development project to be material to us.

Brexit

In June 2016, the United Kingdom ("U.K.") held a referendum in which voters approved an exit from the European Union ("E.U.") (commonly referred to as "Brexit"), currently with a deadline of October 31, 2019. The effects of Brexit will depend on the final terms on which the U.K. will leave the E.U., including the terms of any trade agreements that will dictate the U.K.’s access to E.U. markets either during any transitional period or more permanently. While our results for the six months ended June 30, 2019 were not materially affected by Brexit, the final outcomes are not yet certain. Brexit measures could potentially disrupt the markets we serve and cause tax and foreign currency volatility, which could have adverse effects on our business. We will continue to monitor the potential impact of Brexit on our business as the deadline approaches later this year.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. Of the 5,817 hotels in our system as of June 30, 2019, 4,692 hotels have been classified as comparable hotels. Our 1,125 non-comparable hotels included 234 hotels, or approximately four percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were not available.

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

References to RevPAR, ADR and occupancy are presented on a comparable basis, and references to RevPAR and ADR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three and six months ended June 30, 2019 and 2018 use the exchange rates for the three and six months ended June 30, 2019, respectively.

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

Results of Operations
The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance		Six Months Ended	Variance
	June 30, 2019	2019 vs. 2018		June 30, 2019	2019 vs. 2018
U.S.
Occupancy	80.7%	0.2%	pts.	76.6%	0.4%	pts.
ADR	$152.75	0.7%		$150.35	0.9%
RevPAR	$123.32	1.0%		$115.09	1.4%

Americas (excluding U.S.)
Occupancy	72.2%	1.0%	pts.	69.4%	1.0%	pts.
ADR	$123.37	1.9%		$124.84	2.6%
RevPAR	$89.09	3.3%		$86.59	4.1%

Europe
Occupancy	80.6%	2.0%	pts.	74.8%	0.9%	pts.
ADR	$147.36	2.4%		$138.55	2.9%
RevPAR	$118.77	5.0%		$103.64	4.2%

MEA
Occupancy	70.8%	2.5%	pts.	73.0%	2.6%	pts.
ADR	$153.48	(3.3)%		$147.03	(6.3)%
RevPAR	$108.62	0.2%		$107.32	(2.8)%

Asia Pacific
Occupancy	72.0%	0.9%	pts.	70.5%	1.3%	pts.
ADR	$123.25	0.7%		$126.03	(0.4)%
RevPAR	$88.76	2.0%		$88.88	1.6%

System-wide
Occupancy	79.4%	0.5%	pts.	75.5%	0.6%	pts.
ADR	$148.93	0.7%		$146.33	0.9%
RevPAR	$118.27	1.4%		$110.48	1.6%

During the three and six months ended June 30, 2019, we experienced system-wide RevPAR growth, largely driven by improved ADR, led by strong growth trends in Europe and the Americas (excluding U.S.). Continued strength in Europe resulted primarily from ADR growth in southern Europe, particularly in Italy and Turkey, as well as RevPAR growth in Germany driven by increased ADR and occupancy. In the Americas (excluding U.S.), RevPAR growth was attributable to increased demand in the Caribbean and Latin America, as well as RevPAR growth in Colombia and Brazil driven by increases in both ADR and occupancy. RevPAR growth in the U.S. was driven by improved ADR, primarily due to transient demand, particularly at our luxury properties. Growth in Asia Pacific was primarily attributable to RevPAR growth in Japan due to increased demand, partially offset by relatively flat results in China due to a decline in domestic travel. For the three months ended June 30, 2019, RevPAR remained constant in the MEA region as occupancy increases in Saudi Arabia and Egypt helped offset transient declines in the United Arab Emirates, while RevPAR decreases in the United Arab Emirates overshadowed demand growth in Egypt for the six months ended June 30, 2019.

The table below provides a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Net income	$261	$217	$420	$380
Interest expense	101	95	199	178
Income tax expense	101	81	160	139
Depreciation and amortization	86	79	170	161
EBITDA	549	472	949	858
Loss on foreign currency transactions	3	12	3	1
FF&E replacement reserves	15	15	29	27
Share-based compensation expense	47	40	81	68
Amortization of contract acquisition costs	7	7	14	14
Net other expenses (revenues) from managed and franchised properties	(22)	(3)	12	18
Other adjustment items(1)	19	12	29	14
Adjusted EBITDA	$618	$555	$1,117	$1,000
____________

(1)	Includes adjustments for expenses recognized in connection with the refinancings and repayments of our senior secured credit facilities, severance and other items.

Revenues

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Franchise and licensing fees	$444	$404	9.9	$826	$735	12.4

Base and other management fees	$89	$84	6.0	$169	$161	5.0
Incentive management fees	58	59	(1.7)	113	114	(0.9)
Total management fees	$147	$143	2.8	$282	$275	2.5

Franchise and licensing fees increased during the three and six months ended June 30, 2019 as a result of increases in RevPAR at our comparable franchised hotels of 1.2 percent and 1.5 percent, respectively, driven by increases in both occupancy and ADR, which were partially offset by unfavorable foreign currency exchange rates. Additionally, licensing and other fees increased $16 million and $49 million during the three and six months ended June 30, 2019, respectively, which, for the six months ended June 30, 2019, included an increase in termination fees of $13 million, primarily related to the redevelopment of a franchised hotel.

Management fees increased during the three and six months ended June 30, 2019, primarily as a result of increases in RevPAR at our comparable managed hotels of 1.7 percent and 1.6 percent, respectively, mainly driven by increases in occupancy, which were offset by unfavorable foreign currency exchange rates.

Including new development and ownership type transfers, from January 1, 2018 to June 30, 2019, we added 587 managed and franchised properties on a net basis, providing an additional 83,645 rooms to our management and franchise segment. As new hotels stabilize in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Owned and leased hotels	$387	$392	(1.3)	$699	$726	(3.7)

Owned and leased hotel revenues decreased during the three and six months ended June 30, 2019 primarily as a result of unfavorable fluctuations in foreign currency exchange rates, which decreased revenues by $20 million and $42 million, respectively.

On a currency neutral basis, revenues at our comparable owned and leased hotels increased $14 million and $16 million during the three and six months ended June 30, 2019, respectively, due to increases in RevPAR of 5.9 percent and 4.2 percent, respectively, driven by increases in ADR of 5.3 percent and 4.4 percent, respectively, while occupancy broadly remained flat. Revenues at our non-comparable owned and leased hotels remained relatively flat for the three and six months ended June 30, 2019, primarily due to hotels that were under renovation in 2018, offset by hotel lease terminations that occurred during the six months ended June 30, 2019.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Other revenues	$26	$22	18.2	$52	$45	15.6

Other revenues increased during the three and six months ended June 30, 2019 primarily as a result of increases in revenues from our purchasing operations.

Operating Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Owned and leased hotels	$334	$352	(5.1)	$632	$672	(6.0)

Owned and leased hotel expenses decreased during the three and six months ended June 30, 2019 primarily as a result of fluctuations in foreign currency exchange rates, which decreased expenses by $19 million and $41 million, respectively.

On a currency neutral basis, owned and leased hotel expenses remained flat for the three and six months ended June 30, 2019, primarily due to occupancy remaining flat at our comparable hotels and, at our non-comparable hotels, decreases in expenses resulting from lease terminations that occurred during the six months ended June 30, 2019, offset by increases in expenses from hotels that were under renovation in 2018.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Depreciation and amortization	$86	$79	8.9	$170	$161	5.6
General and administrative	113	115	(1.7)	220	219	0.5
Other expenses	15	12	25.0	35	26	34.6

The increases in depreciation and amortization expense during the three and six months ended June 30, 2019 were primarily the result of additions to capitalized software that were placed into service from January 1, 2018 to June 30, 2019.

General and administrative expenses remained flat during the three and six months ended June 30, 2019 primarily as a result of increases in share-based compensation costs driven by Company performance being offset by other general corporate expenses.

Other expenses increased during the six months ended June 30, 2019 primarily as a result of increases in expenses from our purchasing operations.

Non-operating Income and Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Interest expense	$(101)	$(95)	6.3	$(199)	$(178)	11.8
Loss on foreign currency transactions	(3)	(12)	(75.0)	(3)	(1)	NM(1)
Other non-operating income (loss), net	(12)	(1)	NM(1)	(8)	13	NM(1)
Income tax expense	(101)	(81)	24.7	(160)	(139)	15.1
___________

(1)	Fluctuation in terms of percentage change is not meaningful.

The increases in interest expense during the three and six months ended June 30, 2019 were primarily due to the issuance of the 2026 Senior Notes in April 2018 and draws on the Revolving Credit Facility during 2019, partially offset by decreases in interest expense due to principal repayments on our Term Loans totaling $800 million during 2018 and a reduction in the interest rate on our Term Loans in 2018. The increases in interest expense were further reduced by net gains reclassified from accumulated other comprehensive loss resulting from settlements of interest rate swaps in 2018 and 2017.

The net losses on foreign currency transactions primarily related to changes in foreign currency exchange rates on our short-term cross-currency intercompany loans. For the three and six months ended June 30, 2019, the changes were predominantly for loans denominated in EUR and the Australian dollar ("AUD"). For the three and six months ended June 30, 2018, the changes were predominantly for loans denominated in the British pound ("GBP") and EUR, and, for the six months ended June 30, 2018, also AUD.

The increases in other non-operating loss, net for the three and six months ended June 30, 2019 were primarily due to a loss on the disposal of an unconsolidated real estate investment in 2019 and expenses recognized in connection with the refinancings and repayments of our senior secured credit facilities. Additionally, for the six months ended June 30, 2019, we recognized a gain on the 2018 refinancing of a loan we issued to finance the construction of a hotel that we manage.

The increases in income tax expense during the three and six months ended June 30, 2019 were primarily attributable to increases in income before income taxes during the periods.

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

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Revenues:
Management and franchise(1)	$609	$565	7.8	$1,141	$1,043	9.4
Ownership	387	392	(1.3)	699	726	(3.7)
Segment revenues	996	957	4.1	1,840	1,769	4.0
Amortization of contract acquisition costs	(7)	(7)	—	(14)	(14)	—
Other revenues	26	22	18.2	52	45	15.6
Other revenues from managed and franchised properties	1,480	1,330	11.3	2,829	2,584	9.5
Intersegment fees elimination(1)	(11)	(11)	—	(19)	(19)	—
Total revenues	$2,484	$2,291	8.4	$4,688	$4,365	7.4

Operating Income(1):
Management and franchise	$609	$565	7.8	$1,141	$1,043	9.4
Ownership	42	29	44.8	48	35	37.1
Segment operating income	$651	$594	9.6	$1,189	$1,078	10.3
____________

(1)
Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our unaudited condensed consolidated statements of operations.

Management and franchise segment revenues and operating income increased $44 million and $98 million during the three and six months ended June 30, 2019, respectively, as a result of increases in RevPAR at our comparable managed and franchised hotels of 1.3 percent and 1.6 percent, respectively, increases in licensing and other fees and the net addition of managed and franchised properties to our system. Refer to "—Revenues" for further discussion of the increases in revenues from our managed and franchised properties.

Ownership segment revenues decreased $5 million and $27 million during the three and six months ended June 30, 2019, respectively, primarily as a result of fluctuations in foreign currency exchange rates. Ownership operating income increased $13 million during both the three and six months ended June 30, 2019, as a result of decreases in owned and leased hotel expenses, which was primarily a result of fluctuations in foreign currency exchange rates, only partially offset by the decreases in segment revenues due to foreign currency exchange rates. Refer to "—Revenues" and "—Operating Expenses" for further discussion of the changes in revenues and operating expenses at our owned and leased hotels.

Liquidity and Capital Resources

Overview

As of June 30, 2019, we had total cash and cash equivalents of $718 million, including $83 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance related to cash collateral on our self-insurance programs.

In June 2019, we issued the $1.0 billion 2030 Senior Notes, and used a portion of the net proceeds to repay $500 million and $225 million outstanding on our Term Loans and Revolving Credit Facility, respectively. The remaining proceeds will be used for general corporate purposes, including, but not limited to, funding certain share repurchases under our stock repurchase program. We also increased the borrowing capacity of our Revolving Credit Facility to $1.75 billion while extending the maturity to 2024 and extended the maturity of the remaining outstanding Term Loans to 2026.

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

During the six months ended June 30, 2019, we repurchased 8 million shares of our common stock under our stock repurchase program for $679 million, which we funded principally with available cash. As of June 30, 2019, approximately $1.4 billion remained available for share repurchases under our $3.5 billion stock repurchase program.

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Six Months Ended		Percent
	June 30,		Change
	2019	2018	2019 vs. 2018
	(in millions)
Net cash provided by operating activities	$650	$532	22.2
Net cash used in investing activities	(95)	(75)	26.7
Net cash used in financing activities	(323)	(616)	(47.6)

Operating Activities

Cash flows from operating activities were primarily generated from management and franchise fee revenue and operating income from our owned and leased hotels.

The $118 million increase in net cash provided by operating activities was primarily the result of improved operating results from our management and franchise business, including net growth in properties, as well as an increase in licensing and other fees. The increase was partially offset by an increase in cash paid for interest and income taxes.

Investing Activities

For the six months ended June 30, 2019 and 2018, net cash used in investing activities consisted primarily of capital expenditures for property and equipment and capitalized software costs. Our capital expenditures for property and equipment primarily consisted of expenditures related to the renovation of hotels in our ownership segment and our corporate facilities. Our capitalized software costs related to various systems initiatives, for the benefit of both our hotel owners and our overall corporate operations.

Financing Activities

The decrease in net cash used in financing activities during the six months ended June 30, 2019 was primarily attributable to a decrease in repurchases of common stock due to the repurchases of shares from HNA Tourism Group Co., Ltd and certain affiliates of The Blackstone Group Inc. (formerly known as the Blackstone Group L.P.) as part of the full divestiture of their investments in Hilton in April and May 2018, respectively. The decrease in cash used in financing activities was partially offset by the net decrease in borrowings and repayments attributable to a $500 million decrease in proceeds received from the June 2019 and April 2018 issuances of senior notes. The proceeds from the issuances of the 2030 Senior Notes and the 2026 Senior Notes were both used to repay $500 million outstanding on the Term Loans in each respective period.

Debt and Borrowing Capacity

As of June 30, 2019, our total indebtedness, excluding unamortized deferred financing costs and discount, was approximately $7.9 billion. For additional information on our total indebtedness, including our recent financing transactions, availability under our Revolving Credit Facility and guarantees on our debt, refer to Note 6: "Debt" and Note 15: "Condensed Consolidating Guarantor Financial Information" in our unaudited condensed consolidated financial statements.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures, issue additional equity securities or make draws on our Revolving Credit Facility. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hospitality industry that may be beyond our control.

Contractual Obligations

Other than the issuance of the 2030 Senior Notes and the repayment of the Term Loans as described above, there were no material changes to our contractual obligations from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Off-Balance Sheet Arrangements

See Note 14: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for a discussion of our off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Since the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we adopted ASU 2016-02, which has changed our critical accounting policies and estimates related to leases. See Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our unaudited condensed consolidated financial statements and the discussion below for additional information.

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

We evaluate the carrying value of our ROU assets for impairment in a method consistent with our evaluation of property and equipment, including the determination of impairment indicators, projecting the undiscounted future cash flows and determining an asset's fair value. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for additional information.

As of June 30, 2019, we had $1.5 billion of operating and finance lease liabilities. Changes in the estimates used in determining the collateralized incremental borrowing rate could result in material changes to our lease liabilities.

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

Item 1A.     Risk Factors

As of June 30, 2019, there have been no material changes from the risk factors previously disclosed in response to "Part I —Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended June 30, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
April 1, 2019 to April 30, 2019	817,246	$87.30	817,246	$1,693
May 1, 2019 to May 31, 2019	1,438,604	91.09	1,438,604	1,562
June 1, 2019 to June 30, 2019	1,920,936	93.92	1,920,936	1,381
Total	4,176,786	91.65	4,176,786
____________

(1)	This price includes per share commissions paid.

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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 17, 2013).
3.2
Certificate of Amendment to Certificate of Incorporation of Hilton Worldwide Holdings Inc. effective as of January 3, 2017 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 4, 2017).

3.3	Amended and Restated By-Laws of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 17, 2017).
4.1
Indenture, dated as of June 20, 2019, by and among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 24, 2019).

4.2	Form of 4.875% Senior Note due 2030 (included in Exhibit 4.1).
4.3
Registration Rights Agreement, dated as of June 20, 2019, by and among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and BofA Securities, Inc., on behalf of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on June 24, 2019).

10.1	Hilton 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 13, 2019).
10.2
Amendment No. 5, dated as of June 5, 2019, to the Credit Agreement, dated as of October 25, 2013 (as amended by Amendment No. 1 to the Credit Agreement dated as of August 18, 2016, as further amended by Amendment No. 2 to the Credit Agreement dated as of November 21, 2016, as further amended by Amendment No. 3 to the Credit Agreement dated as of March 16, 2017 and as further amended by Amendment No. 4 to the Credit Agreement dated as of April 19, 2018), by and among Hilton Worldwide Holdings Inc., Hilton Worldwide Parent LLC, Hilton Worldwide Finance LLC, the other guarantors party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent, collateral agent, swing line lender and L/C issuer and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2019).

10.3
Amendment No. 6, dated as of June 21, 2019, to the Credit Agreement, dated as of October 25, 2013 (as amended by Amendment No. 1 to the Credit Agreement dated as of August  18, 2016, as further amended by Amendment No. 2 to the Credit Agreement dated as of November 21, 2016, as further amended by Amendment No. 3 to the Credit Agreement dated as of March  16, 2017, as further amended by Amendment No. 4 to the Credit Agreement dated as of April 19, 2018 and as further amended by Amendment No. 5 to the Credit Agreement dated as of June  5, 2019), by and among Hilton Worldwide Holdings Inc., Hilton Worldwide Parent LLC, Hilton Worldwide Finance LLC, the other guarantors party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent, collateral agent, swing line lender and L/C issuer and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2019).

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

101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________

*	This document has been identified as a management contract or compensatory plan or arrangement.

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

Date: July 24, 2019