Form 10-Q
period 2019-09-30
Hilton Worldwide Holdings Inc.
filed 2019-10-23
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of October 17, 2019 was 282,162,971.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$719	$403
Restricted cash and cash equivalents	90	81
Accounts receivable, net of allowance for doubtful accounts of $45 and $42	1,193	1,150
Prepaid expenses	115	160
Other	138	189
Total current assets (variable interest entities – $103 and $90)	2,255	1,983
Intangibles and Other Assets:
Goodwill	5,137	5,160
Brands	4,864	4,869
Management and franchise contracts, net	794	872
Other intangible assets, net	404	415
Operating lease right-of-use assets	839	—
Property and equipment, net	380	367
Deferred income tax assets	146	90
Other	248	239
Total intangibles and other assets (variable interest entities – $182 and $178)	12,812	12,012
TOTAL ASSETS	$15,067	$13,995
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$1,784	$1,549
Current maturities of long-term debt	38	16
Current portion of deferred revenues	290	350
Current portion of liability for guest loyalty program	788	700
Total current liabilities (variable interest entities – $74 and $56)	2,900	2,615
Long-term debt	7,767	7,266
Operating lease liabilities	1,004	—
Deferred revenues	834	826
Deferred income tax liabilities	873	898
Liability for guest loyalty program	1,004	969
Other	884	863
Total liabilities (variable interest entities – $275 and $263)	15,266	13,437
Commitments and contingencies - see Note 15
Equity (Deficit):
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 333,095,427 issued and 283,310,197 outstanding as of September 30, 2019 and 332,105,163 issued and 294,815,890 outstanding as of December 31, 2018	3	3
Treasury stock, at cost; 49,785,230 shares as of September 30, 2019 and 37,289,273 shares as of December 31, 2018	(3,726)	(2,625)
Additional paid-in capital	10,460	10,372
Accumulated deficit	(6,097)	(6,417)
Accumulated other comprehensive loss	(848)	(782)
Total Hilton stockholders' equity (deficit)	(208)	551
Noncontrolling interests	9	7
Total equity (deficit)	(199)	558
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$15,067	$13,995

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Franchise and licensing fees	$443	$407	$1,269	$1,142
Base and other management fees	80	80	249	241
Incentive management fees	54	57	167	171
Owned and leased hotels	361	373	1,060	1,099
Other revenues	23	27	75	72
	961	944	2,820	2,725
Other revenues from managed and franchised properties	1,434	1,309	4,263	3,893
Total revenues	2,395	2,253	7,083	6,618

Expenses
Owned and leased hotels	310	331	942	1,003
Depreciation and amortization	86	81	256	242
General and administrative	107	109	327	328
Other expenses	11	10	46	36
	514	531	1,571	1,609
Other expenses from managed and franchised properties	1,443	1,337	4,284	3,939
Total expenses	1,957	1,868	5,855	5,548

Gain on sale of assets, net	81	—	81	—

Operating income	519	385	1,309	1,070

Interest expense	(105)	(99)	(304)	(277)
Gain (loss) on foreign currency transactions	7	(6)	4	(7)
Other non-operating income (loss), net	—	13	(8)	26

Income before income taxes	421	293	1,001	812

Income tax expense	(131)	(129)	(291)	(268)

Net income	290	164	710	544
Net income attributable to noncontrolling interests	(2)	(2)	(4)	(4)
Net income attributable to Hilton stockholders	$288	$162	$706	$540

Earnings per share:
Basic	$1.01	$0.55	$2.44	$1.77
Diluted	$1.00	$0.54	$2.42	$1.76

Cash dividends declared per share	$0.15	$0.15	$0.45	$0.45

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$290	$164	$710	$544
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $7, $(1), $8 and $—	(35)	(11)	(23)	(56)
Pension liability adjustment, net of tax of $—, $—, $(1) and $(1)	1	1	5	4
Cash flow hedge adjustment, net of tax of $3, $(2), $16 and $(16)	(8)	6	(48)	47
Total other comprehensive loss	(42)	(4)	(66)	(5)

Comprehensive income	248	160	644	539
Comprehensive income attributable to noncontrolling interests	(2)	(2)	(4)	(4)
Comprehensive income attributable to Hilton stockholders	$246	$158	$640	$535

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Operating Activities:
Net income	$710	$544
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of contract acquisition costs	21	20
Depreciation and amortization	256	242
Gain on sale of assets, net	(81)	—
Loss (gain) on foreign currency transactions	(4)	7
Share-based compensation	123	103
Deferred income taxes	22	29
Contract acquisition costs	(49)	(82)
Working capital changes and other	184	51
Net cash provided by operating activities	1,182	914
Investing Activities:
Capital expenditures for property and equipment	(66)	(51)
Payments received on other financing receivables	—	49
Proceeds from asset disposition	120	—
Capitalized software costs	(79)	(62)
Other	(22)	(16)
Net cash used in investing activities	(47)	(80)
Financing Activities:
Borrowings	1,795	1,676
Repayment of debt	(1,327)	(701)
Debt issuance costs	(29)	(21)
Dividends paid	(130)	(137)
Repurchases of common stock	(1,086)	(1,561)
Share-based compensation tax withholdings and other	(31)	(42)
Other	—	(4)
Net cash used in financing activities	(808)	(790)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(2)	(14)
Net increase in cash, restricted cash and cash equivalents	325	30
Cash, restricted cash and cash equivalents, beginning of period	484	670
Cash, restricted cash and cash equivalents, end of period	$809	$700

Supplemental Disclosures:
Cash paid during the year:
Interest	$248	$208
Income taxes, net of refunds	238	230

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts and licensing its brands and intellectual property ("IP"). As of September 30, 2019, we managed, franchised, owned or leased 5,980 hotels and resorts, including timeshare properties, totaling 954,855 rooms in 117 countries and territories.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Certain prior year amounts in our condensed consolidated balance sheets have been reclassified to conform to current year presentation.

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

Our operating leases require: (i) fixed lease payments, or minimum payments, as contractually stated in the lease agreement; (ii) variable lease payments, which, for our hotels, are generally based on a percentage of the underlying asset's revenues or profits, or are dependent on changes in an index; or (iii) lease payments equal to the greater of the fixed or variable lease payments. In addition, during the term of our hotel leases, we may be required to pay some, or all, of the capital costs for furniture, equipment and leasehold improvements in the hotel property. For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the lease term, and lease expense related to variable payments is expensed as incurred, with amounts recognized in owned and leased hotel expenses, general and administrative expenses and other expenses from managed and franchised properties in our consolidated statements of operations. For finance leases, the amortization of the asset is recognized over the shorter of the lease term or useful life of the underlying asset within depreciation and amortization expense and other expenses from managed and franchised properties in our consolidated statements of operations. The interest expense related to finance leases, including any variable lease payments, is recognized in interest expense in our consolidated statements of operations.

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-15 ("ASU 2018-15"), Intangibles – Goodwill and Other – Internal-use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns guidance for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with guidance for capitalizing implementation costs to develop or obtain internal-use software. Capitalized implementation costs will be amortized over the term of the arrangement and presented in the same line item in the statement of operations as the fees associated with the service contract. We elected, as permitted by the standard, to early adopt ASU 2018-15 on a prospective basis as of January 1, 2019. The adoption did not have a material effect on our condensed consolidated financial statements.

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

Note 3: Disposal

In September 2019, we completed the sale of the Hilton Odawara Resort & Spa ("Hilton Odawara") for a price of 13 billion Japanese yen (equivalent to $122 million as of the closing date) and subsequently entered into a 30-year management contract with the purchaser of the hotel. As a result of the sale, we recognized a pre-tax gain of $81 million included in gain on sale of assets, net in our condensed consolidated statements of operations for the three and nine months ended September 30, 2019.

Note 4: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as a component of current and long-term deferred revenues, during the nine months ended September 30, 2019:

(in millions)
Balance as of December 31, 2018	$1,060
Cash received in advance and not recognized as revenue(1)	329
Revenue recognized(1)	(197)
Other(2)	(125)
Balance as of September 30, 2019	$1,067
____________
(1)Primarily related to Hilton Honors, our guest loyalty program.
(2)Primarily the result of changes in estimated transaction prices for our performance obligations related to points issued under Hilton Honors, which had no effect on revenues.

We recognized revenues that were previously deferred as contract liabilities of $62 million and $33 million during the three months ended September 30, 2019 and 2018, respectively, and $149 million during the nine months ended September 30, 2018.

Performance Obligations

As of September 30, 2019, we had $442 million of deferred revenues related to unsatisfied performance obligations related to Hilton Honors that will be recognized as revenues when the points are redeemed, which we estimate will occur over the next two years. Additionally, we had $625 million of deferred revenues related to application, initiation and licensing fees, which are expected to be recognized as revenues in future periods over the terms of the related contracts.

Note 5: Consolidated Variable Interest Entities

As of September 30, 2019 and December 31, 2018, we consolidated two variable interest entities ("VIEs") that lease hotel properties and, as of December 31, 2018, we also consolidated one VIE that is a management company. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities.

In June 2019, the VIE that is a management company, which we had previously consolidated, sold its assets. As a result of the sale, we deconsolidated $7 million of total assets and $3 million of total liabilities, as we no longer had the power to direct the activities that most significantly affect the VIE's economic performance. See Note 13: "Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss" for additional information.

Our condensed consolidated balance sheets included the assets and liabilities of the VIEs that we consolidated as of the respective periods, which primarily comprised the following:

	September 30,	December 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$81	$71
Property and equipment, net	71	68
Deferred income tax assets	50	53
Other non-current assets	61	58
Accounts payable, accrued expenses and other	59	41
Long-term debt(1)	200	205
Other long-term liabilities	15	15
____________
(1)Includes finance lease liabilities of $182 million and $187 million as of September 30, 2019 and December 31, 2018, respectively.

We did not provide any financial or other support to any consolidated VIEs that we were not previously contractually required to provide during the nine months ended September 30, 2019 and 2018.

Note 6: Amortizing Intangible Assets

Amortizing intangible assets were as follows:

	September 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,226	$(1,997)	$229
Contract acquisition costs	573	(114)	459
Development commissions and other	124	(18)	106
	$2,923	$(2,129)	$794

Other intangible assets:
Leases(1)	$279	$(166)	$113
Capitalized software costs	583	(377)	206
Hilton Honors(1)	336	(251)	85
Other(1)	34	(34)	—
	$1,232	$(828)	$404

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,228	$(1,873)	$355
Contract acquisition costs	525	(101)	424
Development commissions and other	108	(15)	93
	$2,861	$(1,989)	$872

Other intangible assets:
Leases(1)	$288	$(161)	$127
Capitalized software costs	503	(321)	182
Hilton Honors(1)	338	(236)	102
Other(1)	38	(34)	4
	$1,167	$(752)	$415
____________
(1)Represents intangible assets that were initially recorded at their fair value as part of the October 24, 2007 transaction whereby we became a wholly owned subsidiary of affiliates of The Blackstone Group Inc. (formerly known as The Blackstone Group L.P.) (the "Merger").

Amortization of our amortizing intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Recognized in depreciation and amortization expense(1)	$71	$67	$212	$202
Recognized as a reduction of franchise and licensing fees and base and other management fees	7	6	21	20
____________
(1)Includes amortization expense of $50 million for the three months ended September 30, 2019 and 2018, and $152 million and $153 million for the nine months ended September 30, 2019 and 2018, respectively, associated with assets that were initially recorded at their fair value at the time of the Merger.

We estimate future amortization of our amortizing intangible assets as of September 30, 2019 to be as follows:

	Recognized in Depreciation and Amortization Expense	Recognized as a Reduction of Franchise and Licensing Fees and Base and Other Management Fees
Year	(in millions)
2019 (remaining)	$73	$7
2020	264	27
2021	115	26
2022	93	24
2023	50	23
Thereafter	144	352
	$739	$459

Note 7: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of September 30, 2019, were as follows:

	September 30,	December 31,
	2019	2018
	(in millions)
Senior secured term loan facility with a rate of 3.77%, due 2026	$2,619	$3,119
Senior notes with a rate of 4.250%, due 2024	1,000	1,000
Senior notes with a rate of 4.625%, due 2025	900	900
Senior notes with a rate of 5.125%, due 2026	1,500	1,500
Senior notes with a rate of 4.875%, due 2027	600	600
Senior notes with a rate of 4.875%, due 2030	1,000	—
Finance lease liabilities with a weighted average rate of 5.77%, due 2019 to 2030	255	225
Other debt with a rate of 3.08% due 2026	17	17
	7,891	7,361
Less: unamortized deferred financing costs and discount	(86)	(79)
Less: current maturities of long-term debt(1)	(38)	(16)
	$7,767	$7,266
____________
(1)Represents current maturities of finance lease liabilities.

Our senior secured credit facilities consist of a senior secured revolving credit facility (the "Revolving Credit Facility") and a senior secured term loan facility (the "Term Loans"). The obligations of our senior secured credit facilities are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries.

In June 2019, we amended the Term Loans to extend the maturity date to June 2026 with a discount of 0.25 percent. In June 2019, we also amended the Revolving Credit Facility to increase the borrowing capacity to $1.75 billion, $250 million of which is available in the form of letters of credit, and extended the maturity date to June 2024. In connection with this amendment, we incurred $7 million of debt issuance costs, which were included in other non-current assets in our condensed consolidated balance sheet as of September 30, 2019. As of September 30, 2019, we had $59 million of outstanding letters of credit, resulting in an available borrowing capacity under the Revolving Credit Facility of $1.69 billion. We are required to pay a commitment fee of 0.125 percent per annum under the Revolving Credit Facility in respect of the unused commitments thereunder.

In June 2019, we issued $1.0 billion aggregate principal amount of 4.875% Senior Notes due 2030 (the "2030 Senior Notes") and incurred $15 million of debt issuance costs. Interest on the 2030 Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 2020. We used a portion of the net proceeds from the issuance of the 2030 Senior Notes to repay $500 million outstanding on our Term Loans and to repay $225 million outstanding under our Revolving Credit Facility. In connection with the amendment and the repayment of the Term Loans, we recognized $10 million of fees and unamortized deferred financing costs and discount, which were included in other non-operating income, net in our condensed consolidated statement of operations for the nine months ended September 30, 2019.

The 4.250% Senior Notes due 2024 (the "2024 Senior Notes"), the 4.625% Senior Notes due 2025 (the "2025 Senior Notes"), the 5.125% Senior Notes due 2026 (the "2026 Senior Notes"), the 4.875% Senior Notes due 2027 (the "2027 Senior Notes") and the 2030 Senior Notes are guaranteed on a senior unsecured basis by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries that are themselves not issuers of the applicable series of senior notes. See Note 16: "Condensed Consolidating Guarantor Financial Information" for additional information.

The contractual maturities of our long-term debt as of September 30, 2019 were as follows:

Year	(in millions)
2019 (remaining)	$10
2020	37
2021	30
2022	21
2023	20
Thereafter	7,773
$7,891

Note 8: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below; the fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of September 30, 2019 and December 31, 2018:

	September 30, 2019
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$174	$—	$174	$—
Restricted cash equivalents	33	—	33	—
Liabilities:
Long-term debt(1)	7,533	5,217	—	2,639
Interest rate swaps	45	—	45	—

	December 31, 2018
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$87	$—	$87	$—
Restricted cash equivalents	18	—	18	—
Interest rate swaps	16	—	16	—
Liabilities:
Long-term debt(1)	7,040	3,809	—	3,039
____________
(1)The carrying values include unamortized deferred financing costs and discount. The carrying values and fair values exclude finance lease liabilities and other debt.

We measure our interest rate swaps at fair value, which were estimated using a discounted cash flow analysis that reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs of similar instruments, including interest rate curves, as applicable. Our interest rate swaps are included in other non-current assets or other long-term liabilities in our condensed consolidated balance sheets depending on their fair value as of the balance sheet date.

Note 9: Leases

We lease hotel properties, land, corporate office space and equipment used at hotels and corporate offices, with our most significant lease liabilities related to hotel properties. As of September 30, 2019, we leased 52 hotels under operating leases and six hotels under finance leases, two of which were the liabilities of consolidated VIEs and were non-recourse to us. Our hotel leases expire at various dates, with varying renewal and termination options.

Supplemental balance sheet information related to leases as of September 30, 2019 was as follows:

(dollars in millions)
Operating leases:
Operating lease right-of-use assets	$839
Accounts payable, accrued expenses and other	128
Operating lease liabilities	1,004
Finance leases:
Property and equipment, net	$57
Current maturities of long-term debt	38
Long-term debt	217

Weighted average remaining lease term:
Operating leases	12.9 years
Finance leases	8.7 years

Weighted average discount rate:
Operating leases	3.75%
Finance leases	5.77%

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in millions)
Operating lease expense for fixed payments	$35	$108
Finance lease expense:
Amortization of ROU assets	7	23
Interest on lease liabilities	3	10
Variable lease expense(1)	41	123
____________
(1)Includes amounts related to operating leases and interest payments on finance leases.

Lease expense for our operating leases for the year ended December 31, 2018 included $225 million of fixed lease expense and $142 million of variable lease expense.

Supplemental cash flow information related to leases for the nine months ended September 30, 2019 was as follows:

(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$130
Financing cash flows from finance leases	32
ROU assets obtained in exchange for lease liabilities in non-cash transactions:
Operating leases	21
Finance leases	59

Our future minimum lease payments as of September 30, 2019 were as follows:

	Operating Leases	Finance Leases
Year	(in millions)
2019 (remaining)	$43	$14
2020	170	51
2021	160	42
2022	133	32
2023	118	30
Thereafter	846	164
Total minimum lease payments	1,470	333
Less: imputed interest	(338)	(78)
Total lease liabilities	$1,132	$255

Note 10: Income Taxes

At the end of each quarter, we estimate the effective income tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of income (loss) before income taxes, which is subject to federal, state, local and foreign income taxes.

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign tax jurisdictions. We are under regular and recurring audit by the Internal Revenue Service ("IRS") and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in federal, state, local and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. As of September 30, 2019, we remain subject to federal and state examinations of our income tax returns for tax years from 2005 through 2018 and foreign examinations of our income tax returns for tax years from 1996 through 2018.

Our total unrecognized tax benefits as of September 30, 2019 and December 31, 2018 were $330 million and $318 million, respectively. As of September 30, 2019 and December 31, 2018, we had accrued approximately $46 million and $40 million, respectively, for interest and penalties related to our unrecognized tax benefits in our condensed consolidated balance sheets. Included in the balances of unrecognized tax benefits as of September 30, 2019 and December 31, 2018 was $318 million and $310 million, respectively, associated with positions that, if favorably resolved, would provide a benefit to our effective income tax rate.

In April 2014, we received 30-day Letters from the IRS and the Revenue Agents Report ("RAR") for the 2006 and October 2007 tax years. We disagreed with several of the proposed adjustments in the RAR, filed a formal appeals protest with the IRS and did not make any tax payments related to this audit. The issues being protested in appeals relate to assertions by the IRS that: (i) certain foreign currency denominated intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries; (ii) in calculating the amount of U.S. taxable income resulting from Hilton Honors, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed; and (iii) certain foreign currency denominated loans issued by one of our Luxembourg subsidiaries whose functional currency is the U.S. dollar ("USD"), should instead be treated as issued by one of our Belgian subsidiaries whose functional currency is the euro ("EUR"), and thus foreign currency gains and losses with respect to such loans should have been measured in EUR, instead of USD. In January 2016, we received a 30-day Letter from the IRS and the RAR for the December 2007 through 2010 tax years, which included proposed adjustments that reflect the carryover effect of the three protested issues from the 2006 through October 2007 tax years. These proposed adjustments are also being protested in appeals and formal appeals protests have been submitted. In April 2016, we requested a Technical Advice Memorandum ("TAM") from the IRS with respect to the treatment of the gains and losses recognized as a result of changes in foreign currency exchange rates on loans issued by our Luxembourg subsidiary. We received a taxpayer favorable TAM in October 2018 and this issue is no longer being pursued by the IRS for any of the open tax years. In September 2018, we received a 30-day Letter from the IRS and the RAR for the 2011 through 2013 tax years, which reflects proposed adjustments for the carryover effect of the two remaining protested issues from the 2006 through October 2007 tax years. The adjustments for the 2011 through 2013 tax years will also be protested in appeals and formal protests have been submitted. After receipt of the TAM relating to the Luxembourg subsidiary, the two remaining proposed adjustments sought by the IRS would result in additional U.S. federal tax owed of approximately $817 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to Hilton Honors would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. However, based on continuing appeals process discussions with the IRS, we believe that it is more likely than not that we will not recognize the full benefit related to certain of the issues being appealed. Accordingly, as of September 30, 2019, we had recorded $56 million of unrecognized tax benefits related to these issues.

Note 11: Share-Based Compensation

We grant time-vesting restricted stock units and restricted stock (collectively, "RSUs"), nonqualified stock options ("options") and performance-vesting RSUs ("performance shares") to our employees and deferred share units ("DSUs") to members of our board of directors. We recognized share-based compensation expense of $42 million and $35 million during the three months ended September 30, 2019 and 2018, respectively, and $123 million and $103 million during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, unrecognized compensation costs for unvested awards was approximately $153 million, which are expected to be recognized over a weighted-average period of 1.8 years on a straight-line basis. As of September 30, 2019, there were 14.2 million shares of common stock available for future issuance under the Hilton 2017 Omnibus Incentive Plan, plus any shares subject to awards outstanding under our 2013 Omnibus Incentive Plan, which will become available for issuance under the Hilton 2017 Omnibus Incentive Plan if such outstanding awards expire or are terminated or are canceled or forfeited.

RSUs

During the nine months ended September 30, 2019, we granted 1.0 million RSUs with a weighted average grant date fair value per share of $83.41, which generally vest in equal annual installments over two or three years from the date of grant.

Options

During the nine months ended September 30, 2019, we granted 0.8 million options with a weighted average exercise price per share of $83.11, which vest over three years from the date of grant in equal annual installments and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The weighted average grant date fair value per share of the options granted during the nine months ended September 30, 2019 was $21.08, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility(1)	23.51%
Dividend yield(2)	0.81%
Risk-free rate(3)	2.47%
Expected term (in years)(4)	6.0
____________
(1)Estimated using historical movement of Hilton's stock price.
(2)Estimated based on the quarterly dividend and the three-month average stock price at the date of grant.
(3)Based on the yields of U.S. Department of Treasury instruments with similar expected lives.
(4)Estimated using the average of the vesting periods and the contractual term of the options.

As of September 30, 2019, 1.5 million options were exercisable.

Performance Shares

During the nine months ended September 30, 2019, we granted 0.4 million performance shares with a weighted average grant date fair value per share of $83.11. The performance shares are settled at the end of the three-year performance period with: (i) 50 percent of the awards subject to achievement based on the compound annual growth rate ("CAGR") of the Company's earnings before interest expense, a provision for income taxes and depreciation and amortization ("EBITDA"), adjusted to exclude certain items ("Adjusted EBITDA"), referred to as EBITDA CAGR and (ii) 50 percent of the awards subject to achievement based on the Company’s free cash flow ("FCF") per share CAGR, referred to as FCF CAGR. The total number of performance shares that vest related to each performance measure is based on an achievement factor that ranges from a zero percent to 200 percent payout, with 100 percent being the target. As of September 30, 2019, we determined that the performance conditions for the performance shares are probable of achievement, and we recognized compensation expense, for both our outstanding EBITDA CAGR and FCF CAGR performance shares, at the maximum achievement percentage for the 2017 and 2018 performance shares and at target for the 2019 performance shares.

Note 12: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$288	$162	$706	$540
Denominator:
Weighted average shares outstanding	285	297	289	305
Basic EPS	$1.01	$0.55	$2.44	$1.77

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$288	$162	$706	$540
Denominator:
Weighted average shares outstanding	288	300	292	307
Diluted EPS	$1.00	$0.54	$2.42	$1.76

Approximately 1 million share-based compensation awards were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2019 and 2018 because their effect would have been anti-dilutive under the treasury stock method.
Note 13: Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss

The following tables present the changes in the components of stockholders' equity (deficit) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of June 30, 2019	288	$3	$(3,304)	$10,419	$(6,342)	$(806)	$7	$(23)
Net income	—	—	—	—	288	—	2	290
Other comprehensive loss	—	—	—	—	—	(42)	—	(42)
Dividends	—	—	—	—	(43)	—	—	(43)
Repurchases of common stock	(5)	—	(422)	—	—	—	—	(422)
Share-based compensation	—	—	—	41	—	—	—	41
Balance as of September 30, 2019	283	$3	$(3,726)	$10,460	$(6,097)	$(848)	$9	$(199)

	Three Months Ended September 30, 2018
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of June 30, 2018	298	$3	$(2,330)	$10,321	$(6,697)	$(742)	$5	$560
Net income	—	—	—	—	162	—	2	164
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Dividends	—	—	—	—	(45)	—	—	(45)
Repurchases of common stock	(1)	—	(122)	—	—	—	—	(122)
Share-based compensation	—	—	—	31	—	—	—	31
Acquisition of noncontrolling interest	—	—	—	(3)	—	—	—	(3)
Distributions	—	—	—	—	—	—	(1)	(1)
Balance as of September 30, 2018	297	$3	$(2,452)	$10,349	$(6,580)	$(746)	$6	$580

	Nine Months Ended September 30, 2019
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2018	295	$3	$(2,625)	$10,372	$(6,417)	$(782)	$7	$558
Net income	—	—	—	—	706	—	4	710
Other comprehensive loss	—	—	—	—	—	(66)	—	(66)
Dividends	—	—	—	—	(130)	—	—	(130)
Repurchases of common stock	(13)	—	(1,101)	—	—	—	—	(1,101)
Share-based compensation	1	—	—	88	—	—	—	88
Cumulative effect of the adoption of ASU 2016-02	—	—	—	—	(256)	—	—	(256)
Deconsolidation of a VIE	—	—	—	—	—	—	(2)	(2)
Balance as of September 30, 2019	283	$3	$(3,726)	$10,460	$(6,097)	$(848)	$9	$(199)

	Nine Months Ended September 30, 2018
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2017	317	$3	$(891)	$10,298	$(6,981)	$(741)	$3	$1,691
Net income	—	—	—	—	540	—	4	544
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)
Dividends	—	—	—	—	(139)	—	—	(139)
Repurchases of common stock	(21)	—	(1,561)	—	—	—	—	(1,561)
Share-based compensation	1	—	—	54	—	—	—	54
Acquisition of noncontrolling interest	—	—	—	(3)	—	—	—	(3)
Distributions	—	—	—	—	—	—	(1)	(1)
Balance as of September 30, 2018	297	$3	$(2,452)	$10,349	$(6,580)	$(746)	$6	$580

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2018	$(545)	$(260)	$23	$(782)
Other comprehensive loss before reclassifications	(24)	(1)	(40)	(65)
Amounts reclassified from accumulated other comprehensive loss	1	6	(8)	(1)
Net current period other comprehensive income (loss)	(23)	5	(48)	(66)
Balance as of September 30, 2019	$(568)	$(255)	$(25)	$(848)

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2017	$(513)	$(229)	$1	$(741)
Other comprehensive income (loss) before reclassifications	(56)	(2)	41	(17)
Amounts reclassified from accumulated other comprehensive loss	—	6	6	12
Net current period other comprehensive income (loss)	(56)	4	47	(5)
Balance as of September 30, 2018	$(569)	$(225)	$48	$(746)
____________
(1)Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature.

The following table presents additional information about reclassifications out of accumulated other comprehensive loss; amounts in parentheses indicate losses in our condensed consolidated statements of operations:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in millions)
Currency translation adjustment:
Liquidation of investments in foreign entities(1)	$—	$(1)
Total currency translation adjustment reclassifications for the period, net of taxes	—	(1)

Pension liability adjustment:
Amortization of prior service cost(2)	(1)	(3)
Amortization of net loss(2)	(2)	(5)
Tax benefit(3)	1	2
Total pension liability adjustment reclassifications for the period, net of taxes	(2)	(6)

Cash flow hedge adjustment:
Interest rate swaps(4)	2	8
Forward contracts(5)	2	2
Tax expense(3)	(1)	(2)
Total cash flow hedge adjustment reclassifications for the period, net of taxes	3	8
Total reclassifications for the period, net of taxes	$1	$1
____________
(1)Includes a gain on the related net investment hedge for one of the foreign entities. Reclassified to gain (loss) on foreign currency transactions in our condensed consolidated statements of operations. The related tax benefit reclassified to income tax expense in our condensed consolidated statements of operations was less than $1 million.
(2)Reclassified to other non-operating income (loss), net in our condensed consolidated statements of operations.
(3)Reclassified to income tax expense in our condensed consolidated statements of operations.
(4)Reclassified to interest expense in our condensed consolidated statements of operations.
(5)Reclassified to franchise and licensing fees and base and other management fees in our condensed consolidated statements of operations.

As of September 30, 2019, approximately $959 million remained available for share repurchases under our $3.5 billion stock repurchase program.

Note 14: Business Segments

We are a hospitality company with operations organized in two distinct operating segments: (i) management and franchise and (ii) ownership. These segments are managed and reported separately because of their distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us. As of September 30, 2019, this segment included 706 managed hotels and 5,154 franchised hotels consisting of 925,458 total rooms. This segment also earns licensing fees from Hilton Grand Vacations and co-brand credit card arrangements for the exclusive right to use certain Hilton marks and IP, as well as fees for managing properties in our ownership segment.

As of September 30, 2019, the ownership segment included 65 properties totaling 20,481 rooms, comprising 57 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, two hotels leased by consolidated VIEs and five hotels owned or leased by unconsolidated affiliates.

The performance of our operating segments is evaluated primarily on operating income, without allocating other revenues and expenses or general and administrative expenses.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Franchise and licensing fees	$447	$409	$1,277	$1,147
Base and other management fees(1)	95	95	293	286
Incentive management fees	54	57	167	171
Management and franchise	596	561	1,737	1,604
Ownership	361	373	1,060	1,099
Segment revenues	957	934	2,797	2,703
Amortization of contract acquisition costs	(7)	(6)	(21)	(20)
Other revenues	23	27	75	72
Direct reimbursements from managed and franchised properties(2)	770	710	2,334	2,139
Indirect reimbursements from managed and franchised properties(2)	664	599	1,929	1,754
Intersegment fees elimination(1)	(12)	(11)	(31)	(30)
Total revenues	$2,395	$2,253	$7,083	$6,618
____________
(1)Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.
(2)Included in other revenues from managed and franchised properties in our condensed consolidated statements of operations.

The following table presents operating income for our reportable segments, reconciled to consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Management and franchise(1)	$596	$561	$1,737	$1,604
Ownership(1)	39	31	87	66
Segment operating income	635	592	1,824	1,670
Amortization of contract acquisition costs	(7)	(6)	(21)	(20)
Other revenues, less other expenses	12	17	29	36
Net other expenses from managed and franchised properties	(9)	(28)	(21)	(46)
Depreciation and amortization	(86)	(81)	(256)	(242)
General and administrative	(107)	(109)	(327)	(328)
Gain on sale of assets, net	81	—	81	—
Operating income	519	385	1,309	1,070
Interest expense	(105)	(99)	(304)	(277)
Gain (loss) on foreign currency transactions	7	(6)	4	(7)
Other non-operating income (loss), net	—	13	(8)	26
Income before income taxes	$421	$293	$1,001	$812
____________
(1)Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	September 30,	December 31,
	2019	2018
	(in millions)
Management and franchise	$11,345	$11,362
Ownership	1,627	927
Corporate and other	2,095	1,706
	$15,067	$13,995

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	Nine Months Ended
	September 30,
	2019	2018
	(in millions)
Ownership	$31	$34
Corporate and other	35	17
	$66	$51

Note 15: Commitments and Contingencies

We provide performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified operating performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of September 30, 2019, we had six performance guarantees, with expirations ranging from December 2019 to 2039, and possible cash outlays totaling approximately $38 million. Our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee. As of September 30, 2019 and December 31, 2018, we accrued current liabilities of $3 million and $12 million, respectively, for one performance guarantee related to a hotel owned by a VIE for which we were not the primary beneficiary. We may enter into new contracts containing performance guarantees in the future, which could increase our possible cash outlays. We do not have any letters of credit pledged as collateral against our performance guarantees.

As of September 30, 2019, we guaranteed two loans for three hotels that we franchise or will franchise for a total of $30 million. One of the loans has an initial maturity date in 2022 with two one-year extension options and the other loan will mature in 2023. Although we believe it is unlikely that material payments will be required under these guarantees, there can be no assurance that this will be the case. We do not have any letters of credit pledged as collateral against these guarantees.

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

We have entered into agreements with owners of certain hotels that we currently manage or will franchise to finance capital expenditures at the hotels. As of September 30, 2019, we had remaining possible cash outlays of approximately $25 million, of which we expect to fund $15 million in the remainder of 2019 and $10 million in 2020.

We receive fees from managed and franchised properties to operate our marketing, sales and brand programs on behalf of hotel owners. As of September 30, 2019 and December 31, 2018, we had collected an aggregate of $397 million and $375 million in excess of amounts expended, respectively, across all programs.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2019 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 16: Condensed Consolidating Guarantor Financial Information

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

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by HWP, the Parent and certain of the Parent's wholly owned domestic restricted subsidiaries that are themselves not issuers of the applicable series of Senior Notes (together, the "Guarantors''). The indentures that govern the Senior Notes provide that any subsidiary of the Company that provides a guarantee of our senior secured credit facilities will guarantee the Senior Notes. Additionally, the HWF Issuers are guarantors of the 2024 Senior Notes, the 2026 Senior Notes and the 2030 Senior Notes, and HOC is a guarantor of the 2025 Senior Notes and the 2027 Senior Notes. As of September 30, 2019, none of our foreign subsidiaries or U.S. subsidiaries owned by foreign subsidiaries or conducting foreign operations or our non-wholly owned subsidiaries guaranteed the Senior Notes (collectively, the "Non-Guarantors").

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

The following tables present the condensed consolidating financial information as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018, for the Parent, HWF Issuers, HOC, Guarantors and Non-Guarantors. The condensed consolidating financial information presents the financial information for all periods based on the composition of the Guarantors and Non-Guarantors as of September 30, 2019.

	September 30, 2019
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$17	$26	$676	$—	$719
Restricted cash and cash equivalents	—	—	34	23	33	—	90
Accounts receivable, net	—	—	13	850	332	(2)	1,193
Intercompany receivables	—	—	—	—	39	(39)	—
Prepaid expenses	—	—	26	37	57	(5)	115
Other	—	3	1	56	102	(24)	138
Total current assets	—	3	91	992	1,239	(70)	2,255
Intangibles and Other Assets:
Investments in subsidiaries	(187)	3,948	7,709	(187)	—	(11,283)	—
Goodwill	—	—	—	3,824	1,313	—	5,137
Brands	—	—	—	4,404	460	—	4,864
Management and franchise contracts, net	—	—	1	464	329	—	794
Other intangible assets, net	—	—	—	290	114	—	404
Operating lease right-of-use assets	—	—	34	9	796	—	839
Property and equipment, net	—	—	60	68	252	—	380
Deferred income tax assets	3	11	85	—	146	(99)	146
Other	—	11	31	37	169	—	248
Total intangibles and other assets	(184)	3,970	7,920	8,909	3,579	(11,382)	12,812
TOTAL ASSETS	$(184)	$3,973	$8,011	$9,901	$4,818	$(11,452)	$15,067
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$24	$37	$264	$711	$770	$(22)	$1,784
Current maturities of long-term debt	—	—	20	—	18	—	38
Current portion of deferred revenues	—	—	38	241	20	(9)	290
Intercompany payables	—	—	39	—	—	(39)	—
Current portion of liability for guest loyalty program	—	—	—	788	—	—	788
Total current liabilities	24	37	361	1,740	808	(70)	2,900
Long-term debt	—	4,078	3,474	—	215	—	7,767
Operating lease liabilities	—	—	39	7	958	—	1,004
Deferred revenues	—	—	—	764	70	—	834
Deferred income tax liabilities	—	—	—	957	15	(99)	873
Liability for guest loyalty program	—	—	—	1,004	—	—	1,004
Other	—	45	189	96	554	—	884
Total liabilities	24	4,160	4,063	4,568	2,620	(169)	15,266
Equity (Deficit):
Total Hilton stockholders' equity (deficit)	(208)	(187)	3,948	5,333	2,189	(11,283)	(208)
Noncontrolling interests	—	—	—	—	9	—	9
Total equity (deficit)	(208)	(187)	3,948	5,333	2,198	(11,283)	(199)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(184)	$3,973	$8,011	$9,901	$4,818	$(11,452)	$15,067

	December 31, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$3	$17	$383	$—	$403
Restricted cash and cash equivalents	—	—	34	15	32	—	81
Accounts receivable, net	—	—	10	735	405	—	1,150
Intercompany receivables	—	—	—	—	40	(40)	—
Prepaid expenses	—	—	52	37	80	(9)	160
Other	—	1	1	36	154	(3)	189
Total current assets	—	1	100	840	1,094	(52)	1,983
Intangibles and Other Assets:
Investments in subsidiaries	557	5,131	7,930	557	—	(14,175)	—
Goodwill	—	—	—	3,824	1,336	—	5,160
Brands	—	—	—	4,404	465	—	4,869
Management and franchise contracts, net	—	—	—	556	316	—	872
Other intangible assets, net	—	—	—	287	128	—	415
Property and equipment, net	—	—	27	65	275	—	367
Deferred income tax assets	4	—	94	—	90	(98)	90
Other	—	23	33	22	161	—	239
Total intangibles and other assets	561	5,154	8,084	9,715	2,771	(14,273)	12,012
TOTAL ASSETS	$561	$5,155	$8,184	$10,555	$3,865	$(14,325)	$13,995
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$10	$19	$229	$529	$765	$(3)	$1,549
Current maturities of long-term debt	—	—	—	—	16	—	16
Current portion of deferred revenues	—	—	106	239	14	(9)	350
Intercompany payables	—	—	40	—	—	(40)	—
Current portion of liability for guest loyalty program	—	—	—	700	—	—	700
Total current liabilities	10	19	375	1,468	795	(52)	2,615
Long-term debt	—	4,573	2,467	—	226	—	7,266
Deferred revenues	—	—	—	762	64	—	826
Deferred income tax liabilities	—	6	—	962	28	(98)	898
Liability for guest loyalty program	—	—	—	969	—	—	969
Other	—	—	211	93	559	—	863
Total liabilities	10	4,598	3,053	4,254	1,672	(150)	13,437
Equity:
Total Hilton stockholders' equity	551	557	5,131	6,301	2,186	(14,175)	551
Noncontrolling interests	—	—	—	—	7	—	7
Total equity	551	557	5,131	6,301	2,193	(14,175)	558
TOTAL LIABILITIES AND EQUITY	$561	$5,155	$8,184	$10,555	$3,865	$(14,325)	$13,995

	Three Months Ended September 30, 2019
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise and licensing fees	$—	$—	$68	$338	$41	$(4)	$443
Base and other management fees	—	—	1	48	31	—	80
Incentive management fees	—	—	—	16	38	—	54
Owned and leased hotels	—	—	—	—	361	—	361
Other revenues	—	—	—	20	3	—	23
	—	—	69	422	474	(4)	961
Other revenues from managed and franchised properties	—	—	79	1,195	160	—	1,434
Total revenues	—	—	148	1,617	634	(4)	2,395

Expenses
Owned and leased hotels	—	—	—	—	310	—	310
Depreciation and amortization	—	—	2	63	21	—	86
General and administrative	—	—	88	—	28	(9)	107
Other expenses	—	—	1	—	5	5	11
	—	—	91	63	364	(4)	514
Other expenses from managed and franchised properties	—	—	85	1,200	158	—	1,443
Total expenses	—	—	176	1,263	522	(4)	1,957

Gain on sale of assets, net	—	—	—	—	81	—	81

Operating income (loss)	—	—	(28)	354	193	—	519

Interest expense	—	(45)	(49)	—	(11)	—	(105)
Gain (loss) on foreign currency transactions	—	—	4	(43)	46	—	7
Other non-operating income (loss), net	—	(2)	—	(3)	5	—	—

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(47)	(73)	308	233	—	421

Income tax benefit (expense)	—	11	15	(79)	(78)	—	(131)

Income (loss) before equity in earnings from subsidiaries	—	(36)	(58)	229	155	—	290

Equity in earnings from subsidiaries	288	324	382	288	—	(1,282)	—

Net income	288	288	324	517	155	(1,282)	290
Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income attributable to Hilton stockholders	$288	$288	$324	$517	$153	$(1,282)	$288

Comprehensive income	$246	$279	$324	$516	$123	$(1,240)	$248
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Comprehensive income attributable to Hilton stockholders	$246	$279	$324	$516	$121	$(1,240)	$246

	Three Months Ended September 30, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise and licensing fees	$—	$—	$57	$316	$39	$(5)	$407
Base and other management fees	—	—	—	49	31	—	80
Incentive management fees	—	—	—	15	42	—	57
Owned and leased hotels	—	—	—	—	373	—	373
Other revenues	—	—	1	19	3	4	27
	—	—	58	399	488	(1)	944
Other revenues from managed and franchised properties	—	—	70	1,076	163	—	1,309
Total revenues	—	—	128	1,475	651	(1)	2,253

Expenses
Owned and leased hotels	—	—	—	—	331	—	331
Depreciation and amortization	—	—	2	58	21	—	81
General and administrative	—	—	81	—	30	(2)	109
Other expenses	—	—	1	2	6	1	10
	—	—	84	60	388	(1)	531
Other expenses from managed and franchised properties	—	—	70	1,106	161	—	1,337
Total expenses	—	—	154	1,166	549	(1)	1,868

Operating income (loss)	—	—	(26)	309	102	—	385

Interest expense	—	(54)	(34)	—	(8)	(3)	(99)
Gain (loss) on foreign currency transactions	—	—	—	1	(7)	—	(6)
Other non-operating income, net	—	—	1	4	5	3	13

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(54)	(59)	314	92	—	293

Income tax benefit (expense)	—	13	8	(70)	(80)	—	(129)

Income (loss) before equity in earnings from subsidiaries	—	(41)	(51)	244	12	—	164

Equity in earnings from subsidiaries	162	203	254	162	—	(781)	—

Net income	162	162	203	406	12	(781)	164
Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income attributable to Hilton stockholders	$162	$162	$203	$406	$10	$(781)	$162

Comprehensive income	$158	$168	$204	$405	$2	$(777)	$160
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Comprehensive income attributable to Hilton stockholders	$158	$168	$204	$405	$—	$(777)	$158

	Nine Months Ended September 30, 2019
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise and licensing fees	$—	$—	$198	$970	$114	$(13)	$1,269
Base and other management fees	—	—	1	157	91	—	249
Incentive management fees	—	—	—	60	107	—	167
Owned and leased hotels	—	—	—	—	1,060	—	1,060
Other revenues	—	—	1	63	11	—	75
	—	—	200	1,250	1,383	(13)	2,820
Other revenues from managed and franchised properties	—	—	235	3,581	447	—	4,263
Total revenues	—	—	435	4,831	1,830	(13)	7,083

Expenses
Owned and leased hotels	—	—	—	—	942	—	942
Depreciation and amortization	—	—	5	188	63	—	256
General and administrative	—	—	259	—	90	(22)	327
Other expenses	—	—	5	10	22	9	46
	—	—	269	198	1,117	(13)	1,571
Other expenses from managed and franchised properties	—	—	244	3,602	438	—	4,284
Total expenses	—	—	513	3,800	1,555	(13)	5,855

Gain on sale of assets, net	—	—	—	—	81	—	81

Operating income (loss)	—	—	(78)	1,031	356	—	1,309

Interest expense	—	(148)	(117)	—	(39)	—	(304)
Gain (loss) on foreign currency transactions	—	—	5	(70)	69	—	4
Other non-operating income (loss), net	—	(11)	—	(8)	11	—	(8)

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(159)	(190)	953	397	—	1,001

Income tax benefit (expense)	—	38	42	(238)	(133)	—	(291)

Income (loss) before equity in earnings from subsidiaries	—	(121)	(148)	715	264	—	710

Equity in earnings from subsidiaries	706	827	975	706	—	(3,214)	—

Net income	706	706	827	1,421	264	(3,214)	710
Net income attributable to noncontrolling interests	—	—	—	—	(4)	—	(4)
Net income attributable to Hilton stockholders	$706	$706	$827	$1,421	$260	$(3,214)	$706

Comprehensive income	$640	$657	$830	$1,420	$245	$(3,148)	$644
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(4)	—	(4)
Comprehensive income attributable to Hilton stockholders	$640	$657	$830	$1,420	$241	$(3,148)	$640

	Nine Months Ended September 30, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise and licensing fees	$—	$—	$151	$900	$104	$(13)	$1,142
Base and other management fees	—	—	1	155	85	—	241
Incentive management fees	—	—	—	58	113	—	171
Owned and leased hotels	—	—	—	—	1,099	—	1,099
Other revenues	—	—	4	60	8	—	72
	—	—	156	1,173	1,409	(13)	2,725
Other revenues from managed and franchised properties	—	—	176	3,256	461	—	3,893
Total revenues	—	—	332	4,429	1,870	(13)	6,618

Expenses
Owned and leased hotels	—	—	—	—	1,003	—	1,003
Depreciation and amortization	—	—	5	176	61	—	242
General and administrative	—	—	237	—	97	(6)	328
Other expenses	—	—	5	17	21	(7)	36
	—	—	247	193	1,182	(13)	1,609
Other expenses from managed and franchised properties	—	—	178	3,304	457	—	3,939
Total expenses	—	—	425	3,497	1,639	(13)	5,548

Operating income (loss)	—	—	(93)	932	231	—	1,070

Interest expense	—	(172)	(78)	—	(27)	—	(277)
Gain (loss) on foreign currency transactions	—	—	3	(80)	70	—	(7)
Other non-operating income (loss), net	—	(7)	5	16	12	—	26

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(179)	(163)	868	286	—	812

Income tax benefit (expense)	—	44	35	(204)	(143)	—	(268)

Income (loss) before equity in earnings from subsidiaries	—	(135)	(128)	664	143	—	544

Equity in earnings from subsidiaries	540	675	803	540	—	(2,558)	—

Net income	540	540	675	1,204	143	(2,558)	544
Net income attributable to noncontrolling interests	—	—	—	—	(4)	—	(4)
Net income attributable to Hilton stockholders	$540	$540	$675	$1,204	$139	$(2,558)	$540

Comprehensive income	$535	$585	$677	$1,203	$92	$(2,553)	$539
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(4)	—	(4)
Comprehensive income attributable to Hilton stockholders	$535	$585	$677	$1,203	$88	$(2,553)	$535

	Nine Months Ended September 30, 2019
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(122)	$(17)	$1,157	$229	$(65)	$1,182
Investing Activities:
Capital expenditures for property and equipment	—	—	(6)	(5)	(55)	—	(66)
Proceeds from asset disposition	—	—	—	—	120	—	120
Capitalized software costs	—	—	—	(79)	—	—	(79)
Other	—	—	—	(18)	(4)	—	(22)
Net cash provided by (used in) investing activities	—	—	(6)	(102)	61	—	(47)
Financing Activities:
Borrowings	—	795	1,000	—	—	—	1,795
Repayment of debt	—	(1,295)	(20)	—	(12)	—	(1,327)
Debt issuance costs	—	(13)	(16)	—	—	—	(29)
Intercompany transfers	1,216	635	(896)	(1,038)	83	—	—
Dividends paid	(130)	—	—	—	—	—	(130)
Repurchases of common stock	(1,086)	—	—	—	—	—	(1,086)
Intercompany dividends	—	—	—	—	(65)	65	—
Share-based compensation tax withholdings and other	—	—	(31)	—	—	—	(31)
Net cash provided by (used in) financing activities	—	122	37	(1,038)	6	65	(808)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	(2)	—	(2)
Net increase in cash, restricted cash and cash equivalents	—	—	14	17	294	—	325
Cash, restricted cash and cash equivalents, beginning of period	—	—	37	32	415	—	484
Cash, restricted cash and cash equivalents, end of period	$—	$—	$51	$49	$709	$—	$809

	Nine Months Ended September 30, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(143)	$(7)	$808	$256	$—	$914
Investing Activities:
Capital expenditures for property and equipment	—	—	(5)	(4)	(42)	—	(51)
Payments received on other financing receivables	—	—	—	49	—	—	49
Capitalized software costs	—	—	—	(62)	—	—	(62)
Other	—	—	—	(6)	(10)	—	(16)
Net cash used in investing activities	—	—	(5)	(23)	(52)	—	(80)
Financing Activities:
Borrowings	—	175	1,500	—	1	—	1,676
Repayment of debt	—	(685)	—	—	(16)	—	(701)
Debt issuance costs	—	—	(21)	—	—	—	(21)
Intercompany transfers	1,698	653	(1,451)	(739)	(161)	—	—
Dividends paid	(137)	—	—	—	—	—	(137)
Repurchases of common stock	(1,561)	—	—	—	—	—	(1,561)
Share-based compensation tax withholdings and other	—	—	(42)	—	—	—	(42)
Other	—	—	—	(3)	(1)	—	(4)
Net cash provided by (used in) financing activities	—	143	(14)	(742)	(177)	—	(790)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	(14)	—	(14)
Net increase (decrease) in cash, restricted cash and cash equivalents	—	—	(26)	43	13	—	30
Cash, restricted cash and cash equivalents, beginning of period	—	—	63	28	579	—	670
Cash, restricted cash and cash equivalents, end of period	$—	$—	$37	$71	$592	$—	$700

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

Overview

Our Business

Hilton is one of the largest and fastest growing hospitality companies in the world, with 5,980 properties comprising 954,855 rooms in 117 countries and territories as of September 30, 2019. Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, LXR Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton; our full service hotel brands, Signia Hilton, Hilton Hotels & Resorts, Curio Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton and Embassy Suites by Hilton; our focused service hotel brands, Motto by Hilton, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. As of September 30, 2019, we had nearly 99 million members in our award-winning guest loyalty program, Hilton Honors, a 21 percent increase from September 30, 2018.

Segments and Regions

We analyze our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments that are based on similar products or services: (i) management and franchise and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our brands. This segment generates its revenue from: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees for the exclusive right to use certain Hilton marks and IP; and (iii) fees for managing our owned and leased hotels. As a manager of hotels, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services. The ownership segment primarily derives earnings from providing hotel room sales, food and beverage sales and other services at our owned and leased hotels.

Geographically, we conduct business through three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S. is included in the Americas, it represented 72 percent of our system-wide hotel rooms as of September 30, 2019; therefore, the U.S. is often analyzed separately and apart from the Americas geographic region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian

Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

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

As of September 30, 2019, we had more than 2,530 hotels in our development pipeline that we expect to add as open hotels in our system, representing nearly 379,000 rooms under construction or approved for development throughout 111 countries and territories, including 35 countries and territories where we do not currently have any open hotels. All of the rooms in the development pipeline are within our management and franchise segment. Additionally, of the rooms in the development pipeline, 205,000 rooms were located outside the U.S., and 198,000 rooms, or more than half, were under construction. We do not consider any individual development project to be material to us.

Brexit

In June 2016, the United Kingdom ("U.K.") held a referendum in which voters approved an exit from the European Union ("E.U.") (commonly referred to as "Brexit"), currently with a deadline of October 31, 2019. The effects of Brexit will depend on the final terms on which the U.K. will leave the E.U., including the terms of any trade agreements that will dictate the U.K.’s access to E.U. markets either during any transitional period or more permanently. While our results for the nine months ended September 30, 2019 were not materially affected by Brexit, the final outcomes are not yet certain. Brexit measures could potentially disrupt the markets we serve and cause tax and foreign currency volatility, which could have adverse effects on our business. We will continue to monitor the potential impact of Brexit on our business as the deadline approaches.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. Of the 5,925 hotels in our system as of September 30, 2019, 4,633 hotels have been classified as comparable hotels. Our 1,292 non-comparable hotels included 236 hotels, or approximately four percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were not available.

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

References to RevPAR, ADR and occupancy are presented on a comparable basis, and references to RevPAR and ADR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three and nine months ended September 30, 2019 and 2018 use the exchange rates for the three and nine months ended September 30, 2019, respectively.

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

We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) these measures are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions and (ii) these measures are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry. Additionally, these measures exclude certain items that can vary widely across different industries and among competitors within our industry. For instance, interest expense and the provision for income taxes are dependent on company specifics, including, among other things, capital structure and operating jurisdictions, respectively, and, therefore could vary significantly across companies. Depreciation and amortization, as well as amortization of contract acquisition costs, are dependent upon company policies, including the method of acquiring and depreciating assets and the useful lives that are used. For Adjusted EBITDA, we also exclude items such as: (i) FF&E replacement reserves to be consistent with the treatment of FF&E for owned hotels where it is capitalized and depreciated over the life of the FF&E; (ii) share-based compensation expense, as this could vary widely among companies due to the different plans in place and the usage of them; (iii) the net effect of our cost reimbursement revenues and reimbursed expenses, as we contractually do not operate the related programs to generate a profit over the terms of the respective contracts; and (iv) other items that are not core to our operations and are not reflective of our performance.

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be considered as alternatives to net income (loss) or other measures of financial performance or liquidity derived in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered as alternatives, either in isolation or as a substitute, for net income (loss), cash flow or other methods of analyzing our results as reported under GAAP. Some of these limitations are:

•EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•EBITDA and Adjusted EBITDA do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

•EBITDA and Adjusted EBITDA do not reflect a provision for income taxes or the cash requirements to pay our taxes;

•EBITDA and Adjusted EBITDA do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•EBITDA and Adjusted EBITDA do not reflect the effect on earnings or changes resulting from matters that we consider not to be indicative of our future operations;

•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and

•other companies in our industry may calculate EBITDA and Adjusted EBITDA differently, limiting their usefulness as comparative measures.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

Results of Operations
The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance		Nine Months Ended	Variance
	September 30, 2019	2019 vs. 2018		September 30, 2019	2019 vs. 2018
U.S.
Occupancy	79.4%	0.3%	pts.	77.6%	0.4%	pts.
ADR	$149.12	—%		$149.84	0.6%
RevPAR	$118.37	0.4%		$116.27	1.1%

Americas (excluding U.S.)
Occupancy	74.8%	(0.1)%	pts.	71.3%	0.6%	pts.
ADR	$122.65	(0.2)%		$123.12	1.4%
RevPAR	$91.77	(0.4)%		$87.74	2.3%

Europe
Occupancy	84.0%	1.6%	pts.	78.0%	1.2%	pts.
ADR	$143.12	0.5%		$140.42	2.0%
RevPAR	$120.27	2.4%		$109.50	3.5%

MEA
Occupancy	71.6%	1.5%	pts.	72.5%	2.2%	pts.
ADR	$141.95	(2.3)%		$145.34	(5.0)%
RevPAR	$101.57	(0.2)%		$105.38	(2.0)%

Asia Pacific
Occupancy	75.4%	(0.2)%	pts.	72.2%	0.8%	pts.
ADR	$120.55	(2.4)%		$123.85	(1.0)%
RevPAR	$90.92	(2.7)%		$89.47	0.1%

System-wide
Occupancy	79.1%	0.4%	pts.	76.8%	0.6%	pts.
ADR	$145.11	(0.1)%		$145.81	0.5%
RevPAR	$114.78	0.4%		$111.98	1.2%

During the three and nine months ended September 30, 2019, we experienced modest system-wide RevPAR growth. There was continued strength in Europe resulting primarily from ADR and occupancy growth in southern Europe, particularly Italy and Turkey, which, during the three months ended September 30, 2019, was partially offset by a decrease in RevPAR in Germany. In the Americas (excluding U.S.), results were attributable to demand growth in Colombia and Brazil, offset by decreases in RevPAR in Canada and Mexico. RevPAR growth in the U.S. was primarily a result of strong group performance and continued transient demand at our luxury properties. Asia Pacific results were primarily driven by declining RevPAR in

China resulting from the continued economic slowdown, ongoing trade wars and the protests in Hong Kong, which, for the nine months ended September 30, 2019, was offset by growth in Japan. MEA experienced declines in RevPAR resulting from decreased demand in United Arab Emirates, partially offset by improved results in Egypt and Saudi Arabia.

The table below provides a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Net income	$290	$164	$710	$544
Interest expense	105	99	304	277
Income tax expense	131	129	291	268
Depreciation and amortization	86	81	256	242
EBITDA	612	473	1,561	1,331
Gain on sale of assets, net	(81)	—	(81)	—
Loss (gain) on foreign currency transactions	(7)	6	(4)	7
FF&E replacement reserves	13	12	42	39
Share-based compensation expense	42	35	123	103
Amortization of contract acquisition costs	7	6	21	20
Net other expenses from managed and franchised properties	9	28	21	46
Other adjustment items(1)	10	(3)	39	11
Adjusted EBITDA	$605	$557	$1,722	$1,557
____________
(1)Includes adjustments for expenses recognized in connection with the refinancings and repayments of our senior secured credit facilities for the three and nine months ended September 30, 2019 and the nine months ended September 30, 2018; and severance and other items for all periods.

Revenues

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Franchise and licensing fees	$443	$407	8.8	$1,269	$1,142	11.1

Base and other management fees	$80	$80	—	$249	$241	3.3
Incentive management fees	54	57	(5.3)	167	171	(2.3)
Total management fees	$134	$137	(2.2)	$416	$412	1.0

Our franchise and licensing fees increased during the three and nine months ended September 30, 2019, and our management fees increased during the nine months ended September 30, 2019, primarily as a result of the addition of new properties to our management and franchise segment. Including new development and ownership type transfers, from January 1, 2018 to September 30, 2019, we added 697 managed and franchised properties on a net basis, providing an additional 99,650 rooms to our management and franchise segment. As new hotels stabilize in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods.

Franchise fees from our comparable franchised properties increased for the three and nine months ended September 30, 2019, as a result of increased RevPAR of 0.3 percent and 1.1 percent, respectively, driven by increased occupancy, which was partially offset by unfavorable foreign currency exchange rates. Additionally, licensing and other fees during the three and nine months ended September 30, 2019 increased $13 million and $62 million, respectively, which for the nine months ended September 30, 2019, included an increase in termination fees of $13 million, primarily related to the redevelopment of a franchised hotel.

For the three and nine months ended September 30, 2019, management fees from our comparable managed properties increased due to increases in RevPAR of 0.4 percent and 1.2 percent, respectively, which were offset by unfavorable foreign currency exchange rates and decreased incentive management fees that were largely due to challenges in certain markets, particularly Hong Kong.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Owned and leased hotels	$361	$373	(3.2)	$1,060	$1,099	(3.5)

Owned and leased hotel revenues decreased during the three and nine months ended September 30, 2019 primarily as a result of unfavorable fluctuations in foreign currency exchange rates, which decreased revenues by $10 million and $52 million, respectively.

On a currency neutral basis, revenues at our comparable owned and leased hotels increased $12 million and $28 million during the three and nine months ended September 30, 2019, respectively, due to increases in RevPAR of 4.1 percent and 4.2 percent, respectively, driven by increases in both ADR and occupancy. On a currency neutral basis, revenues at our non-comparable owned and leased hotels decreased primarily due to hotel lease terminations, disposals and hotels that were under renovation during the nine months ended September 30, 2019, partially offset by increases in revenues from hotels that were under renovation in 2018.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Other revenues	$23	$27	(14.8)	$75	$72	4.2

The changes in other revenues during the three and nine months ended September 30, 2019 were primarily due to revenues from our purchasing operations.

Operating Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Owned and leased hotels	$310	$331	(6.3)	$942	$1,003	(6.1)

Owned and leased hotel expenses decreased during the three and nine months ended September 30, 2019 primarily as a result of fluctuations in foreign currency exchange rates, which decreased expenses by $10 million and $51 million, respectively.

On a currency neutral basis, owned and leased hotel expenses decreased $11 million and $10 million, respectively, for the three and nine months ended September 30, 2019, primarily due to decreases in expenses at our non-comparable hotels resulting from lease terminations, disposals and hotels that were under renovation during the nine months ended September 30, 2019, partially offset by increases in expenses from hotels that were under renovation in 2018. The decreases in expenses at our non-comparable hotels were partially offset by slight increases in expenses at our comparable hotels due to increases in occupancy.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Depreciation and amortization	$86	$81	6.2	$256	$242	5.8
General and administrative	107	109	(1.8)	327	328	(0.3)
Other expenses	11	10	10.0	46	36	27.8
The increases in depreciation and amortization expense during the three and nine months ended September 30, 2019 were primarily due to additions to capitalized software costs that were placed into service from January 1, 2018 to September 30, 2019.

General and administrative expenses remained flat during the three and nine months ended September 30, 2019 primarily as a result of increases in share-based compensation costs driven by Company performance offset by decreases in general corporate expenses.

Other expenses increased during the three and nine months ended September 30, 2019 primarily as a result of increases in expenses from our purchasing operations.

Gain on sale of assets, net

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Gain on sale of assets, net	81	—	NM(1)	81	—	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

In September 2019, we recognized a gain upon completion of the sale of the Hilton Odawara. See Note 3: "Disposal" in our unaudited condensed consolidated financial statements for additional information.

Non-operating Income and Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Interest expense	$(105)	$(99)	6.1	$(304)	$(277)	9.7
Gain (loss) on foreign currency transactions	7	(6)	NM(1)	4	(7)	NM(1)
Other non-operating income (loss), net	—	13	(100.0)	(8)	26	NM(1)
Income tax expense	(131)	(129)	1.6	(291)	(268)	8.6
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The increases in interest expense during the three and nine months ended September 30, 2019 were primarily due to the issuance of the 2030 Senior Notes in June 2019 and, for the nine months ended September 30, 2019, the issuance of the 2026 Senior Notes in April 2018 and draws on the Revolving Credit Facility during 2019. The increases were partially offset by decreases in interest expense related to our Term Loans, which were due to the reduction of the interest rate in April 2018 and principal repayments of $500 million and $800 million during 2019 and 2018, respectively, as well as net gains reclassified from accumulated other comprehensive loss resulting from settlements of interest rate swaps in 2018 and 2017.

The gains and losses on foreign currency transactions primarily related to changes in foreign currency exchange rates on certain intercompany financing arrangements, including short-term cross-currency intercompany loans. For the three and nine months ended September 30, 2019, the changes were predominantly related to EUR and the Australian dollar ("AUD"). For the three and nine months ended September 30, 2018, the changes were predominantly related to EUR and the British pound and, for the three months ended September 30, 2018, also AUD.

The decrease in other non-operating income, net for the three months ended September 30, 2019 and the increase in other non-operating loss, net for the nine months ended September 30, 2019 were primarily due to a loss on the disposal of an unconsolidated real estate investment in 2019 and increased expenses recognized in connection with the refinancings and repayments of our senior secured credit facilities. Additionally, other non-operating income, net for the three and nine months ended September 30, 2018 included a gain on the refinancing of a loan we issued to finance the construction of a hotel that we manage.

The increases in income tax expense during the three and nine months ended September 30, 2019 were primarily attributable to increases in income before income taxes and the sale of Hilton Odawara, which were partially offset by: (i) adjustments to provisional amounts related to the Tax Cuts and Jobs Act of 2017 and (ii) the tax effect of a stock distribution, which were recognized during the three months ended September 30, 2018.

Segment Results

We evaluate our business segment operating performance using operating income. Refer to Note 14: "Business Segments" in our unaudited condensed consolidated financial statements for a reconciliation of segment operating income to income before income taxes and additional information on the evaluation of the performance of our segments using operating income. The following table sets forth revenues and operating income by segment:

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Revenues:
Management and franchise(1)	$596	$561	6.2	$1,737	$1,604	8.3
Ownership	361	373	(3.2)	1,060	1,099	(3.5)
Segment revenues	957	934	2.5	2,797	2,703	3.5
Amortization of contract acquisition costs	(7)	(6)	16.7	(21)	(20)	5.0
Other revenues	23	27	(14.8)	75	72	4.2
Other revenues from managed and franchised properties	1,434	1,309	9.5	4,263	3,893	9.5
Intersegment fees elimination(1)	(12)	(11)	9.1	(31)	(30)	3.3
Total revenues	$2,395	$2,253	6.3	$7,083	$6,618	7.0

Operating Income(1):
Management and franchise	$596	$561	6.2	$1,737	$1,604	8.3
Ownership	39	31	25.8	87	66	31.8
Segment operating income	$635	$592	7.3	$1,824	$1,670	9.2
____________
(1)Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our unaudited condensed consolidated statements of operations.

Management and franchise segment revenues and operating income increased $35 million and $133 million during the three and nine months ended September 30, 2019, respectively, primarily as a result of the net addition of managed and franchised properties to our system and increases in licensing and other fees. Refer to "—Revenues" for further discussion of the increases in revenues from our managed and franchised properties.

Ownership segment revenues decreased $12 million and $39 million during the three and nine months ended September 30, 2019, respectively, primarily as a result of fluctuations in foreign currency exchange rates. Ownership operating income increased $8 million and $21 million during the three and nine months ended September 30, 2019, respectively, as a result of decreases in owned and leased hotel expenses, which were primarily a result of fluctuations in foreign currency exchange rates, only partially offset by the decreases in segment revenues due to foreign currency exchange rates. Refer to "—Revenues" and "—Operating Expenses" for further discussion of the changes in revenues and operating expenses at our owned and leased hotels.
Liquidity and Capital Resources

Overview

As of September 30, 2019, we had total cash and cash equivalents of $809 million, including $90 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance related to cash collateral on our self-insurance programs and cash held for FF&E reserves.

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

During the nine months ended September 30, 2019, we repurchased 13 million shares of our common stock under our stock repurchase program for $1,101 million, which we funded principally with borrowings and available cash. As of September 30, 2019, approximately $959 million remained available for share repurchases under our $3.5 billion stock repurchase program.

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Nine Months Ended		Percent
	September 30,		Change
	2019	2018	2019 vs. 2018
	(in millions)
Net cash provided by operating activities	$1,182	$914	29.3
Net cash used in investing activities	(47)	(80)	(41.3)
Net cash used in financing activities	(808)	(790)	2.3

Operating Activities

Cash flows from operating activities were primarily generated from management and franchise fee revenue and operating income from our owned and leased hotels.

The $268 million increase in net cash provided by operating activities was primarily the result of improved operating results from our management and franchise business, including net property additions and an increase in licensing and other fees. The increase was partially offset by increases in cash paid for interest and income taxes.

Investing Activities

For the nine months ended September 30, 2019 and 2018, net cash used in investing activities consisted primarily of capital expenditures for property and equipment and capitalized software costs. Our capital expenditures for property and equipment primarily consisted of expenditures related to the renovation of hotels in our ownership segment and our corporate facilities. Our capitalized software costs related to various systems initiatives, for the benefit of both our hotel owners and our overall corporate operations. Additionally, cash used for investing activities during the nine months ended September 30, 2019 was offset by the proceeds from the sale of the Hilton Odawara, and, during the nine months ended September 30, 2018, by the repayment of a loan we issued that financed the construction of a hotel we manage.

Financing Activities

The increase in net cash used in financing activities during the nine months ended September 30, 2019 was primarily attributable to a decrease in net proceeds from borrowings and repayments attributable to a $500 million decrease in proceeds received from the June 2019 and April 2018 issuances of senior notes, which were both used to repay $500 million outstanding on the Term Loans in each respective period. The decrease in proceeds was largely offset by a decrease in repurchases of common stock due to the 2018 repurchases of shares from HNA Tourism Group Co., Ltd and certain affiliates of The Blackstone Group Inc. as part of the full divestiture of their respective investments in Hilton.

Debt and Borrowing Capacity

As of September 30, 2019, our total indebtedness, excluding unamortized deferred financing costs and discount, was approximately $7.9 billion. For additional information on our total indebtedness, including our recent financing transactions, availability under our Revolving Credit Facility and guarantees on our debt, refer to Note 7: "Debt" and Note 16: "Condensed Consolidating Guarantor Financial Information" in our unaudited condensed consolidated financial statements.

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

Contractual Obligations

Other than the issuance of the 2030 Senior Notes and the repayment of a portion of the Term Loans as described above, there were no material changes to our contractual obligations from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Off-Balance Sheet Arrangements

See Note 15: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for a discussion of our off-balance sheet arrangements.

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

The ROU asset is measured at the amount of the lease liability, with applicable adjustments. We evaluate the carrying value of our ROU assets for impairment in a method consistent with our evaluation of property and equipment, including the determination of impairment indicators, projecting the undiscounted future cash flows and determining an asset's fair value. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for additional information.

As of September 30, 2019, we had $0.9 billion and $1.4 billion of ROU assets and lease liabilities, respectively. Changes in the estimates used in determining the collateralized incremental borrowing rate could result in material changes to our lease liabilities and, accordingly, our ROU assets.

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

Item 1A. Risk Factors

As of September 30, 2019, there have been no material changes from the risk factors previously disclosed in response to "Part I —Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended September 30, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
July 1, 2019 to July 31, 2019	1,334,507	$98.19	1,334,507	$1,250
August 1, 2019 to August 31, 2019	1,627,790	92.98	1,627,790	1,099
September 1, 2019 to September 30, 2019	1,496,704	93.52	1,496,704	959
Total	4,459,001	94.72	4,459,001
____________
(1)This price includes per share commissions paid.
(2)In February 2019, our board of directors authorized the repurchase of an additional $1.5 billion of our common stock under our existing stock repurchase program, which was initially announced in February 2017 and increased in November 2017. Under this publicly announced program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

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

3.3	Amended and Restated By-Laws of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 2, 2019).
4.1
First Supplemental Indenture with respect to the 4.875% Senior Notes due 2030, dated as of September 12, 2019, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.20 to the Company's Registration Statement on Form S-4 filed on September 20, 2019).

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

101.INS	Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: October 23, 2019