Form 10-K
period 2019-12-31
Hilton Worldwide Holdings Inc.
filed 2020-02-11
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

As of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $27,521 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange). The number of shares of common stock outstanding on February 6, 2020 was 277,447,716.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant's definitive proxy statement relating to its 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-K TABLE OF CONTENTS
YEAR ENDED DECEMBER 31, 2019

PART I
Forward-Looking Statements

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

Terms Used and Basis of Presentation in this Annual Report on Form 10-K

Except where the context requires otherwise, references in this Annual Report on Form 10-K to "Hilton," "the Company," "we," "us" and "our" refer to Hilton Worldwide Holdings Inc., together with all of its consolidated subsidiaries. Except where the context requires otherwise, references to our "properties" refer to the hotels, resorts and timeshare properties that are managed, franchised, owned or leased by us, while references to "hotels" excludes timeshare properties.

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

Reference to "Average Daily Rate" or "ADR" represents hotel room revenue divided by the total number of room nights sold for a given period, and reference to "Revenue per Available Room" or "RevPAR" is calculated by dividing hotel room revenue by the total number of room nights available to guests for a given period. Reference to "Adjusted EBITDA" means earnings before interest expense, a provision for income taxes and depreciation and amortization, or "EBITDA," further adjusted to exclude certain items. Refer to "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business and Financial Metrics Used by Management" for additional information on these financial metrics.

Social Media

We use our website at newsroom.hilton.com, our Facebook page at facebook.com/hiltonnewsroom and our corporate Twitter account at twitter.com/hiltonnewsroom as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, our filings with the U.S. Securities and Exchange Commission (the "SEC") and our webcasts. The contents of our website and social media channels are not, however, part of this report.

Item 1.  Business

Overview

Hilton is one of the largest and fastest growing hospitality companies in the world, with 6,110 properties comprising 971,780 rooms in 119 countries and territories as of December 31, 2019. For more than 100 years, Hilton has been an innovator in its industry, driven by the vision of our founder Conrad Hilton, "to fill the earth with the light and warmth of hospitality." Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, LXR Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton; our full service hotel brands, Signia by Hilton, Hilton Hotels &

Resorts, Curio Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton and Embassy Suites by Hilton; our focused service hotel brands, Motto by Hilton, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. In January 2020, we launched a new brand: Tempo by Hilton. See "—Our Brand Portfolio," for additional information. As of December 31, 2019, we had more than 103 million members in our award-winning guest loyalty program, Hilton Honors.

We operate our business through: (i) a management and franchise segment and (ii) an ownership segment, each of which is managed separately because of its distinct economic characteristics. The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us. The management and franchise segment generates its revenue from: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from HGV's 55 resorts, consisting of 8,916 rooms, and strategic partnerships for the right to use certain Hilton marks and intellectual property ("IP"); and (iii) fees for managing our owned and leased hotels. As of December 31, 2019, this segment included 703 managed hotels and 5,287 franchised hotels consisting of 942,307 total rooms. As of December 31, 2019, the ownership segment included 65 hotels totaling 20,557 rooms, comprising 57 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, two hotels leased by consolidated variable interest entities ("VIEs") and five hotels owned or leased by unconsolidated affiliates. For more information regarding our segments, see "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results" and Note 18: "Business Segments" in "Part II—Item 8. Financial Statements and Supplementary Data."

In addition to our current hotel portfolio, we are focused on the growth of our business by expanding our share in the global hospitality industry through our development pipeline. During the year ended December 31, 2019, we opened nearly 470 hotels consisting of more than 65,000 rooms, contributing to over 58,000 net rooms growth in our system during the year. Additionally, during the year ended December 31, 2019, more than 116,000 new rooms were approved for development and added to our development pipeline. As of December 31, 2019, we had more than 2,570 hotels in our development pipeline that we expect to add as open hotels in our system, representing over 387,000 rooms under construction or approved for development throughout 116 countries and territories, including 35 countries and territories where we do not currently have any open hotels. All of the rooms in the development pipeline are within our management and franchise segment. Additionally, of the rooms in the development pipeline, 215,000 rooms were located outside the U.S., and 193,000 rooms were under construction. We do not consider any individual development project to be material to us.

Overall, we believe that our experience in the hospitality industry, which spans more than a century of customer service and entrepreneurship, and continues to evolve for the tastes, preferences and demands of our hotel guests; our strong, well-defined brands that operate throughout the hospitality industry chain scales; and our commercial service offerings will continue to drive customer loyalty, including participation in our Hilton Honors guest loyalty program. We believe that satisfied customers will continue to provide strong overall hotel performance for us and our hotel owners and encourage further development of additional hotels under our brands with both existing and new hotel owners, which further supports our growth and future financial performance. We believe that our existing portfolio and development pipeline, which will require minimal capital investment from us, positions us to further improve our business, allocate capital effectively and serve our customers in the future.

Our Brand Portfolio

The goal of each of our brands is to deliver exceptional customer experiences and superior operating performance.

		December 31, 2019
Brand(1)	Chain Scale	Countries/ Territories	Properties	Rooms	Percentage of Total Rooms	Selected Competitors(2)
	Luxury	15	32	9,821	1.0%	Four Seasons, Mandarin Oriental, Peninsula, Ritz Carlton, Rosewood Hotels & Resorts, St. Regis
	Luxury	3	3	617	0.1%	Leading Hotels of the World, Legend Preferred Hotels & Resorts, Small Luxury Hotels of The World, The Luxury Collection
	Luxury	22	39	12,550	1.3%	Fairmont, Intercontinental, JW Marriott, Park Hyatt, Sofitel
	Upper Upscale	5	13	2,104	0.2%	25hours Hotels, Hyatt Centric, Kimpton, Renaissance
	Upper Upscale	—	—	—	—%	Fairmont, Grand Hyatt, JW Marriott
	Upper Upscale	94	584	216,379	22.3%	Hyatt, Marriott, Sheraton, Westin
	Upper Upscale	27	91	16,638	1.7%	Autograph Collection, The Unbound Collection
	Upscale	47	587	135,745	14.0%	Crowne Plaza, Delta, Holiday Inn, Radisson, Sheraton, Wyndham
	Upscale	3	31	4,156	0.4%	Tribute Portfolio
	Upper Upscale	5	257	59,712	6.1%	Hyatt Regency, Marriott, Sheraton, Westin
	Upper Midscale	—	—	—	—%	CitizenM, Freehand, Generator, Hoxton, Moxy, Yotel
	Upscale	—	—	—	—%	AC Hotels, Cambria, Hotel Indigo
	Upscale	49	862	126,086	13.0%	Aloft, Courtyard, Four Points, Holiday Inn, Hyatt Place
	Upper Midscale	30	2,544	266,933	27.5%	Comfort Suites, Courtyard, Fairfield Inn, Holiday Inn Express, Springhill Suites
	Midscale	2	116	11,203	1.1%	Avid, Best Western, Comfort Inn & Suites, La Quinta, Quality Inn, Sleep Inn
	Upscale	4	505	57,545	5.9%	Element, Hyatt House, Residence Inn, Staybridge Suites
	Upper Midscale	2	384	40,373	4.2%	Comfort Suites, TownePlace Suites
	Timeshare	5	55	8,916	0.9%	Bluegreen Vacations, Diamond Resorts, Holiday Inn Club Vacations, Marriott Vacations, Wyndham Destinations
____________
(1)The table above excludes seven unbranded properties with 3,002 rooms, representing approximately 0.3 percent of total rooms. HGV has the exclusive right to use our Hilton Grand Vacations brand, subject to the terms of a license agreement with us.
(2)The table excludes lesser-known regional competitors.

Waldorf Astoria Hotels & Resorts: What began as an iconic hotel in New York City is today an extensive portfolio of luxury hotels and resorts in landmark destinations around the world. Each Waldorf Astoria property provides a unique sense of place with a relentless commitment to personal service and culinary expertise, enabling guests to create truly unforgettable moments. Properties feature elegant spa and wellness facilities; best in class bars and restaurants; golf courses at select resort properties; 24-hour room service; fitness centers; impressive meeting and events capabilities; wedding and banquet facilities; and special event and concierge services.

LXR Hotels & Resorts: Found in some of the world's most alluring locations, LXR Hotels & Resorts immerse guests in truly profound travel experiences. LXR connects legendary luxury properties into a network of hotels offering singular service and remarkable experiences.

Conrad Hotels & Resorts: Conrad is a global luxury brand offering guests service and style on their own terms—all while connecting with the local and global culture. Conrad has created a seamless connection between contemporary design, leading innovation and curated art to inspire the entrepreneurial spirit of the globally connected traveler. Properties feature convenient and relaxing wellness facilities; innovative bars and restaurants; comprehensive room service; multi-purpose meeting/business facilities; and special event and concierge services.

Canopy by Hilton: Canopy by Hilton is an energizing lifestyle hotel in neighborhood settings. Our guests are explorers who seek uncomplicated comfort, thoughtful details, an energizing atmosphere and a uniquely local experience. Each property is designed as a natural extension of its neighborhood, with local design, food and drink and culture delivering an authentic neighborhood experience with a boutique hotel feel.

Signia by Hilton: Signia by Hilton is our premier meetings-and-events brand positioned at the top of the upper upscale category. It provides guests with best-in-class experiences in top urban and resort destinations around the world. Signia by Hilton has been developed to attract highly sought after larger convention group and transient business customers who are looking for a hotel focused on modern design, technology and premium culinary and wellness offerings that are associated with a prestigious global brand.

Hilton Hotels & Resorts: For more than 100 years, Hilton Hotels & Resorts, Hilton’s flagship brand and one of the most globally recognized hotel brands, has set the benchmark for hospitality around the world, providing new product innovations and services to meet guests' evolving needs. With 584 hotels across six continents, Hilton Hotels & Resorts properties are located in the world’s most sought-after destinations for guests who know that where they stay matters. The brand primarily serves business and leisure upper upscale travelers and meeting groups. Hilton Hotels & Resorts are full service properties that offer advanced meeting and event spaces and services; trend-forward restaurants, lobby bars and grab-and-go options; mindful fitness/wellness facilities; and other services.

Curio Collection by Hilton: Curio Collection by Hilton is an upper upscale, global portfolio of hotels and resorts created for travelers seeking local discovery and one-of-a-kind experiences. Each property within the collection is hand-picked for its unique identity or story and features elevated food and beverage experiences, while leveraging the many benefits of Hilton, including the award-winning Hilton Honors guest loyalty program.

DoubleTree by Hilton: DoubleTree by Hilton is a fast-growing, global portfolio of upscale hotels. Over the past 50 years, DoubleTree has maintained its philosophy that it's the little things that make a big difference, from welcoming guests with its signature, warm DoubleTree cookie to serving the local community. Thanks to the dedication of its employees, DoubleTree by Hilton invites business and leisure travelers in key economic centers and tourist spots to experience the brand’s comfortable and contemporary accommodations and amenities, including unique food and beverage experiences, state-of-the-art fitness offerings and meetings and event spaces.

Tapestry Collection by Hilton: Tapestry Collection by Hilton is a portfolio of upscale, unique hotels that caters to guests seeking original and authentic experiences. Every Tapestry Collection property has its own unique style, while giving travelers the reliability of the Hilton name, in addition to the benefits of the award-winning Hilton Honors guest loyalty program.

Embassy Suites by Hilton: Embassy Suites by Hilton is the upper upscale all-suites hotel brand that delivers inclusive value. All guests are welcomed with spacious two-room suites with separate areas to work and play, plus free made-to-order breakfast daily and complimentary drinks and snacks every night.

Motto by Hilton: Motto by Hilton is a micro-hotel with an urban vibe in prime global locations. Motto caters to travelers looking for value and one-of-a-kind experiences by bringing together the best elements of a lifestyle hotel—efficient guest rooms, activated social spaces, centrally located destinations and locally inspired design and food & beverage. At its core, Motto delivers a flexible and innovative hospitality experience through elements like first-of-its-kind linking rooms for group travel and vibrant communal spaces for work and social use by guests and locals alike. As of December 31, 2019, Motto by Hilton had 10 hotels in the pipeline, with the first opening expected within the next year.

Tempo by Hilton: Tempo by Hilton is a new, approachable lifestyle hotel brand dedicated to exceeding the expectations of an emerging, and discerning, class of traveler: the modern achiever. Pioneering a new hospitality category, Tempo by Hilton offers accommodations thoughtfully designed to help guests relax and recharge; inspiring public spaces, including an open lobby concept with dedicated spaces to relax, work, and dine; and elevated, yet approachable, culinary options, including the brand’s signature coffee & tea fuel bar, a casual breakfast café and an inviting bar experience. Additional amenities include state-of-the-art fitness facilities and programs and flexible meeting and working spaces.

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

Hampton by Hilton: Hampton by Hilton is our largest brand, with both Hampton Inn and Hampton Inn & Suites hotels located in 30 countries and territories across four continents. Recognized as the leading upper midscale brand in the lodging industry, Hampton has been ranked the #1 lodging brand to franchise by Entrepreneur for 11 consecutive years. Hampton by Hilton hotels around the world provide guests high-quality and thoughtfully designed accommodations, award-winning customer service and value-added amenities—like complimentary hot breakfast with healthy options and free high-speed internet access—all backed by the 100% Hampton Guarantee.

Tru by Hilton: Tru by Hilton is a game-changing hotel brand where guests don't have to compromise between a consistent, fun and affordable hotel stay. Spirited, simplified and grounded in value, Tru by Hilton is designed for cross-generational appeal, with a large, reimagined public space where guests can work, play, lounge and eat. Efficiently designed modern guestrooms feature a rolling desk, oversized windows for natural light and bright, spacious bathrooms. Guests can enjoy complimentary amenities, including a build-your-own "Top It" hot breakfast with both healthy and indulgent items and more than 35 toppings, a multifunctional fitness center and fast Wi-Fi. Premium snacks, light meal options and single-serve wine and beer are available for purchase at the 24/7 Eat. & Sip. market.

Homewood Suites by Hilton: Homewood Suites by Hilton is the upscale extended-stay hotel brand that delivers the comforts of home. Every room is a spacious suite featuring a fully equipped kitchen—suitable for stays of any length. A free, full hot breakfast is served daily, along with complimentary drinks and bites in the evenings.

Home2 Suites by Hilton: Home2 Suites by Hilton is an innovative, all-suite extended-stay hotel thoughtfully designed for savvy, sophisticated and cost-conscious travelers. Guests can enjoy the freedom and flexibility of modern suites with movable furniture, multi-purpose public spaces and impressive extras including complimentary breakfast and saline pools. Whether staying a few months or a few nights, we strive to ensure our guests are comfortable and productive. Furry family members are also welcome in our pet friendly environment.

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

Our Guest Loyalty Program

Hilton Honors is our award-winning guest loyalty program that supports our portfolio of brands at our managed, franchised, owned and leased hotels and resorts. The program generates significant repeat business by rewarding guests with points for each stay at nearly all of our properties, which are then redeemable for free nights and other goods and services. Members can also use points earned to transact with nearly 70 partners, including airlines, rail and car rental companies, credit card providers, Amazon.com and others. The program provides targeted marketing, promotions and customized guest experiences to more than 103 million members, a 21 percent increase from December 31, 2018. Affiliation with our loyalty programs encourages members to allocate more of their travel spending to our hotels. The percentage of travel spending we capture from loyalty members increases as they move up the tiers of our program. The program is funded by contributions from eligible revenues generated by Hilton Honors members and collected by us from hotels and resorts in our system. These funds are applied to reimburse hotels and partners for Hilton Honors points redemptions by loyalty members and to pay for administrative expenses and marketing initiatives that support the program.

Our Business

As of December 31, 2019, our system included the following properties and rooms, by type, brand and region:

	Owned / Leased(1)		Managed		Franchised		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
Waldorf Astoria Hotels & Resorts
U.S.	—	—	14	5,965	—	—	14	5,965
Americas (excluding U.S.)	—	—	2	257	—	—	2	257
Europe	2	463	4	898	—	—	6	1,361
Middle East and Africa	—	—	5	1,224	—	—	5	1,224
Asia Pacific	—	—	5	1,014	—	—	5	1,014
LXR Hotels & Resorts
Americas (excluding U.S.)	—	—	—	—	1	76	1	76
Europe	—	—	1	307	—	—	1	307
Middle East and Africa	—	—	—	—	1	234	1	234
Conrad Hotels & Resorts
U.S.	—	—	6	2,211	1	228	7	2,439
Americas (excluding U.S.)	—	—	2	402	—	—	2	402
Europe	—	—	4	1,155	—	—	4	1,155
Middle East and Africa	1	614	2	993	—	—	3	1,607
Asia Pacific	1	164	21	6,129	1	654	23	6,947
Canopy by Hilton
U.S.	—	—	—	—	8	1,312	8	1,312
Europe	—	—	—	—	2	263	2	263
Middle East and Africa	—	—	1	200	—	—	1	200
Asia Pacific	—	—	2	329	—	—	2	329
Hilton Hotels & Resorts
U.S.	—	—	64	47,088	178	54,792	242	101,880
Americas (excluding U.S.)	1	405	26	9,455	21	7,096	48	16,956
Europe	50	13,919	43	14,246	42	11,355	135	39,520
Middle East and Africa	5	1,998	42	13,482	3	1,609	50	17,089
Asia Pacific	5	2,994	97	35,341	7	2,599	109	40,934
Curio Collection by Hilton
U.S.	—	—	6	2,485	44	8,805	50	11,290
Americas (excluding U.S.)	—	—	2	99	9	1,213	11	1,312
Europe	—	—	5	520	15	1,694	20	2,214
Middle East and Africa	—	—	3	445	1	356	4	801
Asia Pacific	—	—	4	773	2	248	6	1,021
DoubleTree by Hilton
U.S.	—	—	32	10,864	328	76,207	360	87,071
Americas (excluding U.S.)	—	—	2	306	31	6,192	33	6,498
Europe	—	—	13	3,349	97	16,434	110	19,783
Middle East and Africa	—	—	12	3,164	6	718	18	3,882
Asia Pacific	—	—	63	17,439	3	1,072	66	18,511
Tapestry Collection by Hilton
U.S.	—	—	—	—	29	3,966	29	3,966
Americas (excluding U.S.)	—	—	—	—	2	190	2	190
Embassy Suites by Hilton
U.S.	—	—	42	11,115	207	46,594	249	57,709
Americas (excluding U.S.)	—	—	3	667	5	1,336	8	2,003
Hilton Garden Inn
U.S.	—	—	4	425	682	94,423	686	94,848
Americas (excluding U.S.)	—	—	11	1,561	42	6,533	53	8,094
Europe	—	—	21	3,940	55	9,181	76	13,121
Middle East and Africa	—	—	15	3,272	2	271	17	3,543
Asia Pacific	—	—	30	6,480	—	—	30	6,480
Hampton by Hilton
U.S.	—	—	38	4,697	2,193	215,477	2,231	220,174
Americas (excluding U.S.)	—	—	13	1,685	101	12,182	114	13,867
Europe	—	—	18	2,956	69	10,710	87	13,666
Middle East and Africa	—	—	3	723	—	—	3	723
Asia Pacific	—	—	—	—	109	18,503	109	18,503
Tru by Hilton
U.S.	—	—	—	—	115	11,113	115	11,113
Americas (excluding U.S.)	—	—	—	—	1	90	1	90
Homewood Suites by Hilton
U.S.	—	—	12	1,240	468	53,442	480	54,682
Americas (excluding U.S.)	—	—	3	406	22	2,457	25	2,863
Home2 Suites by Hilton
U.S.	—	—	3	313	374	39,307	377	39,620
Americas (excluding U.S.)	—	—	—	—	7	753	7	753
Other	—	—	4	1,995	3	1,007	7	3,002
Hotels	65	20,557	703	221,615	5,287	720,692	6,055	962,864
Hilton Grand Vacations	—	—	—	—	55	8,916	55	8,916
Total	65	20,557	703	221,615	5,342	729,608	6,110	971,780
____________
(1)Includes hotels owned or leased by entities in which we own a noncontrolling financial interest.

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

Hotel Management

Our core management services consist of operating hotels under management contracts for the benefit of third parties who either own or lease the hotels and the associated personal property. Terms of our management contracts vary, but our fees generally consist of a base management fee, which is typically based on a percentage of the hotel’s monthly gross revenue, and, when applicable, an incentive management fee, which is typically based on a percentage of the hotel's operating profits and may be subject to a stated return threshold to the owner, normally over a one-calendar year period. In general, the owner pays all operating and other expenses and reimburses our out-of-pocket expenses. In turn, our managerial discretion typically is subject to approval by the owner in certain major areas, including the approval of annual operating and capital expenditure budgets. Additionally, the owners generally pay a monthly program fee based on the underlying hotel's sales or usage, which covers the costs of: (i) advertising and marketing programs; (ii) internet, technology and reservation systems; and (iii) quality assurance program expenses. Owners are also responsible for various other fees and charges, including payments for participation in our Hilton Honors guest loyalty program, training, consultation and procurement of certain goods and services. As of December 31, 2019, we managed 703 hotels with 221,615 rooms, excluding hotels included in our ownership segment.

The initial terms of our management contracts are typically 20 to 30 years. In certain cases, we are both the franchisor and manager of the hotel, when we enter into a franchise contract in addition to a management contract, and we classify the hotel as managed in our portfolio. Extension options for our management contracts are negotiated and vary, but typically are more prevalent in full service hotels. Generally, these contracts contain one or two extension options that are for either five or 10 years and can be exercised at our or the hotel owner's option or by mutual agreement.

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

Each franchisee pays us an application, initiation or other fee in conjunction with the inception of a franchise contract. Franchisees also pay a royalty fee, generally based on a percentage of the hotel’s monthly gross room revenue and, in some cases, a percentage of gross food and beverage revenues and other revenues, as applicable. Additionally, the franchisees generally pay a monthly program fee based on the underlying hotel's sales or usage, which covers the costs of: (i) advertising and marketing programs; (ii) internet, technology and reservation systems; and (iii) quality assurance program expenses. Franchisees are also responsible for various other fees and charges, including payments for participation in our Hilton Honors guest loyalty program, training, consultation and procurement of certain goods and services. As of December 31, 2019, we franchised 5,342 properties with 729,608 rooms.

Our franchise contracts typically have initial terms of approximately 20 years for new hotels and approximately 10 to 20 years for hotels converting from brands outside our system. At the expiration of the initial term, we may have a contractual right or obligation to relicense the hotel to the franchisee for an additional term ranging from 10 to 15 years. We have the right to terminate a franchise contract upon specified events of default, including nonpayment of fees or noncompliance with brand standards. If a franchise contract is terminated by us because of a franchisee’s default, the franchisee is contractually required to pay us liquidated damages. We have no legal responsibility for the employees or the liabilities associated with operating franchised properties.

Ownership

As a hotel owner and lessee, we focus on maximizing cost efficiency and profitability of the portfolio by, among other things, maximizing hotel revenues, implementing new labor management practices and systems and reducing fixed costs. Through our disciplined approach to hotel and asset management, we develop and execute on strategic plans for each of our hotels to enhance their competitive position and, at many of our hotels, we invest in renovating guest rooms and public spaces and adding or enhancing meeting and retail space to improve profitability. As of December 31, 2019, our ownership segment consisted of 65 hotels with 20,557 rooms that we owned or leased or that are owned or leased by entities in which we own a noncontrolling financial interest.

Corporate Responsibility

The success of our business is linked to our ability to operate and grow sustainably. As one of the world’s largest hotel companies, we have a responsibility to protect our communities and our planet, so destinations remain vibrant and resilient for generations of travelers to come. We work to drive positive social and environmental change across our operations, our supply chain and our communities.

Travel with Purpose, our corporate responsibility strategy, is our commitment to drive responsible travel and tourism globally. We have committed to double our investment in social impact and cut our environmental impact in half by 2030 (the "2030 Goals"). Our strategy and our 2030 Goals were developed by mapping and ranking the social and environmental issues that are affected by our business and are critical to our long-term success. We engage with stakeholders on an ongoing basis to identify interests and concerns to continuously inform and enhance our strategy.

Travel and tourism plays an important role in helping the international community achieve the global Sustainable Development Goals ("SDGs") adopted by the United Nations in 2015. Our corporate responsibility strategy and actions, which align with the SDGs, are designed to address issues important to our business and help ensure that there will be sufficient natural resources and thriving communities in the future to sustain our growth. We use LightStay, our proprietary and award-winning corporate responsibility performance management platform, to measure our social and environmental impact, including, but not limited to, volunteer hours, in-kind donations, local partnerships and energy, water and waste management. Use of LightStay is a global brand standard required across Hilton’s entire system of hotels and corporate offices.

Hilton recognizes climate change to be a critical business risk, and we are committed to reducing our carbon emissions in line with climate science. We were the first hospitality brand to set science-based carbon reduction targets, which were verified by the Science Based Targets initiative ("SBTi") in May 2018.
In 2019, Hilton was named the global industry leader on the Dow Jones Sustainability Indices, demonstrating industry leadership across economic, social and environmental pillars. We were also named to the global environmental impact nonprofit CDP's 2019 "A-List" for climate change, recognizing our actions to cut emissions, mitigate climate risk and contribute to the low-carbon economy.

In 2019, we launched The Hilton Effect Foundation (the "Foundation") with the mission to create a better world to travel by investing in organizations and people that have a positive impact on the communities Hilton serves. The Foundation is our primary international philanthropic arm, supporting efforts that help us meet our 2030 Goals. During the year, the Foundation announced its first 15 grant recipients, funding programs around the globe that are creating opportunities for youth, aiding in disaster recovery and supporting water stewardship and sustainability. The Foundation is a nonprofit established in the United States and is registered as a 501(c)(3) charitable organization.

Social Impact

We use our global presence as an engine of opportunity, focusing on positively impacting human rights, inclusive growth and our communities as we work towards our goal to double our social impact investment by 2030.

We are committed to an environment free of any form of discrimination or harassment, and we require all of our employees to complete trainings on our Code of Conduct, which embraces our values and states that we will not tolerate any form of discrimination or harassment on the basis of any characteristic protected by law. As reflected in our Code of Conduct, any behavior, communication or other conduct that creates an environment that is intimidating, offensive or hostile is unacceptable. To combat human trafficking, we require all hotel-based employees to complete an annual training on identifying signs of trafficking. We also partner with expert organizations, including ECPAT, Vital Voices and It’s a Penalty, to help prevent and mitigate such risks, including at an industry level through the International Tourism Partnership, World Travel and Tourism Council, American Hotel & Lodging Association and UK Stop Slavery Hotel Industry Network. We developed the industry’s first tailored training on Risks of Modern Slavery in Labor Sourcing and made this training freely available to the public in 2019 via the International Tourism Partnership. In 2019, we once again received a 100 percent rating in the Corporate Equality Index from the Human Rights Campaign.

This year, we exceeded our goal to open doors for 1 million young people by the end of 2019 by connecting with, preparing or employing them through global partnerships, talent pipeline and local activations. We continue to promote inclusive growth to generate participation in and benefits from travel and tourism for our customers, owners and team members. Through our Operation: Opportunity initiative, we have hired more than 30,000 veterans in the U.S. since 2013. In collaboration with partners like Project SEARCH and Foxes Academy (UK), we offer young people with disabilities skills training and opportunities for success in integrated, competitive employment. As members of the Tent Partnership for Refugees, we have impacted nearly 11,000 refugees since 2015 through volunteering, in-kind donations, purchasing, training and employment. We also create opportunities through our value chain, and we are working to double our sourcing spend from local, small and medium-sized enterprises and minority-owned suppliers. We support nearly 3,500 women-, minority-, veteran-, disabled- and LGBT-owned businesses through our purchasing operations in the U.S.

We continually seek to create a positive impact in the communities in which we operate. In 2019, employees from 107 countries and territories volunteered nearly 550,000 hours. Additionally, since 2014, we have raised over $3.2 million to support disaster relief campaigns for our employees around the world.

Environmental Impact

We are committed to cutting our environmental footprint in half by 2030, through energy and carbon management, water stewardship, waste reduction and responsible sourcing. In 2019, we maintained our portfolio-wide certification to ISO 9001 (Quality Management), ISO 14001 (Environmental Management) and ISO 50001 (Energy Management) standards, one of the largest ISO certified portfolios of buildings in the world. Also in 2019, our LightStay corporate responsibility management system achieved Global Sustainable Tourism Council Recognized Standard status, the first major hotel company to receive this recognition.

We continue to focus on reducing carbon emissions in line with our science-based targets and driving water stewardship and responsible sourcing in our operations and value chain. In 2019, we also focused heavily on our waste reduction efforts. We implemented a global ban on plastic straws, cocktail picks and stir sticks at all hotels globally, and we are continuing our transition from individual bath toiletries to full-size dispensers. In 2019, we announced the expansion of our soap recycling program to 5,300 hotels globally, and we also announced the implementation of our food waste reduction program in our Americas region and the expansion of Hilton’s food donation initiative to all managed hotels across the U.S. and Canada.

We continued to work with our environmental partner, World Wildlife Fund, to evolve our environmental strategy and implement our programs globally.

We have achieved the following reductions in environmental impact since 2008:

Percent Reduction Achieved Since 2008(1)
Reduction in water consumption per square meter(2)	22%
Reduction in landfilled waste per square meter(2)	44
Reduction in carbon dioxide emissions per square meter(2)	36
Energy consumption per square meter(2)	26
____________
(1)Reflects data that has been certified by an independent third party as of December 31, 2019.
(2)Reflects performance across Hilton's managed, owned and leased hotels, which totaled approximately 23.9 million square meters as of December 31, 2019.

The following table reflects the key sustainability metrics for our managed, owned and leased properties, as well as recommendations of the Sustainability Accounting Standards Board within their Hotel & Lodging and Restaurant Standards:

	Year Ended December 31,
Metric	2019	2018	2017
Energy Management
Total energy consumed, in gigajoules per square meter(1)	1.03	1.06	1.08
Percent total energy from grid electricity	53.8	54.0	48.8
Carbon Emissions
Total emissions (Scope 1 and 2), in metric tons CO2e per square meter(1)(2)	0.101	0.104	0.107
Water Management
Amount withdrawn, in cubic meters per square meter(1)	2.35	2.42	2.46
Amount consumed, in cubic meters per square meter(1)	0.586	0.605	0.615
Percent in regions with high or extremely high baseline water stress(3)	32	33	33
Waste Management(4)
Amount generated, in metric tons per square meter(1)	0.0080	0.0084	0.0087
Percent diverted from landfills	34.8	33.4	32.0
____________
(1)Absolute consumption presented in the following table increased as a result of an 11.7 percent increase in the total floor area of Hilton's managed, owned and leased properties, from 21.4 million square meters as of December 31, 2017 to 23.9 million square meters as of December 31, 2019:

	Year Ended December 31,
	2019	2018	2017
Total energy consumed, in million gigajoules	24.6	24.2	23.1
Direct emissions (Scope 1), in million metric tons CO2e	0.48	0.53	0.51
Indirect emissions (Scope 2), in million metric tons CO2e(2)	1.93	1.85	1.79
Water withdrawn, in million cubic meters (m3)	56.1	55.4	52.6
Water consumed, in million cubic meters (m3)	14.0	13.8	13.4
Waste generated, in million metric tons	0.192	0.192	0.185

(2)Scope 2 location-based emissions as defined by The Greenhouse Gas Protocol: A Corporate Accounting and Reporting Standard (Revised Edition).
(3)As defined by the World Resources Institute ("WRI").
(4)Approximately 41 percent of total waste is estimated to be food waste, based on a sample of approximately 50 food waste reduction pilots worldwide. Hilton continues to refine its food waste reporting in alignment with the WRI's Food Loss and Waste Protocol.

Competition

We encounter active and robust competition as a hotel and resort manager, franchisor and owner. Competition in the hospitality industry generally is based on the attractiveness of the facility; location; level of service; quality of accommodations; amenities; food and beverage options and outlets; public and meeting spaces and other guest services; consistency of service; room rate; brand reputation; and the ability to earn and redeem loyalty program points through a global system. Our properties and brands compete with other hotels, resorts, motels, inns and other accommodation rental services in their respective geographic markets or customer segments, including facilities owned by local interests, individuals, national and international chains, institutions, investment and pension funds and real estate investment trusts ("REITs"). We believe that our position as a multi-branded manager, franchisor and owner of hotels with an associated system-wide guest loyalty and commercial platform helps us continue to maintain our position as one of the largest and most geographically diverse hospitality companies in the world.

Our principal competitors include other branded and independent hotel operating companies, national and international hotel brands and ownership companies. While local and independent brand competitors vary, on a global scale, our primary competitors are firms such as Accor S.A., Choice Hotels International, Hongkong and Shanghai Hotels, Hyatt Hotels Corporation, Intercontinental Hotel Group, Marriott International, Radisson Hotel Group and Wyndham Hotels & Resorts.

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

We also manage hotels with casino gaming operations as part of or adjacent to the hotels. However, with the exception of casinos at certain properties in Puerto Rico and Egypt, third parties manage and operate the casinos. We hold and maintain the casino gaming license and manage the casinos located in Puerto Rico and Egypt and employ third-party compliance consultants and service providers. As a result, our business operations at these facilities are subject to the licensing and regulatory control of the local regulatory agency responsible for gaming licenses and operations in those jurisdictions.

As an international manager, franchisor, owner and lessee of properties in 119 countries and territories, we also are subject to the local laws and regulations in each country in which we operate, including employment laws and practices; privacy laws; tax laws, which may provide for tax rates that exceed those of the U.S. and which may provide that our foreign earnings are subject to withholding requirements or other restrictions; unexpected changes in regulatory requirements or monetary policy; and other potentially adverse tax consequences.

In addition, our business operations in countries outside the U.S. are subject to a number of laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act ("FCPA"), as well as trade sanctions administered by the Office of Foreign Assets Control ("OFAC"). The FCPA is intended to prohibit bribery of foreign officials and requires us to keep books and records that accurately and fairly reflect our transactions. OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. In addition, some of our operations may be subject to additional laws and regulations of non-U.S. jurisdictions, including the United Kingdom's ("U.K.") Bribery Act 2010, which contains significant prohibitions on bribery and other corrupt business activities, and other local anti-corruption laws in the countries and territories in which we conduct operations. The European Union's ("E.U.") General Data Protection Regulation ("GDPR"), effective in 2018, has stringent requirements regarding the handling of personal data such as credit card numbers and other personally identifiable information that we collect for a variety of important business purposes, including managing our workforce, providing requested products and services and maintaining guest preferences to enhance customer service and for marketing and promotion purposes.

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

History

In May 1919, our founder Conrad Hilton purchased his first hotel in Cisco, Texas, and in 2019, we celebrated our 100th anniversary. Our predecessors commenced corporate operations in 1946, and Hilton Worldwide Holdings Inc. was incorporated in Delaware in March 2010.

Employees

As of December 31, 2019, we employed more than 173,000 people at our managed, owned and leased properties and at our corporate locations.

As of December 31, 2019, approximately 31 percent of our employees worldwide and 37 percent of our employees in the U.S. were covered by various collective bargaining agreements generally addressing pay rates, working hours, other terms and conditions of employment, certain employee benefits and orderly settlement of labor disputes.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC's website at www.sec.gov. Our SEC filings are also available on our website at newsroom.hilton.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or connected to that site are not incorporated into this Annual Report on Form 10-K.

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

Our business is subject to a number of business, financial and operating risks inherent to the hospitality industry, including:

•significant competition from multiple hospitality providers in all parts of the world;

•changes in operating costs, including employee compensation and benefits, energy, insurance and food and beverage;

•increases in costs due to inflation or other factors that may not be fully offset by increases in revenues in our business;

•changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•the costs and administrative burdens associated with complying with applicable laws and regulations;

•the costs or desirability of complying with local practices and customs;

•significant increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

•shortages of labor or labor disruptions;

•the ability of third-party internet and other travel intermediaries who sell our hotel rooms to guests to attract and retain customers;

•the quality of services provided by franchisees, including ability to comply with relevant requirements including environment, human rights and labor;

•the availability and cost of capital necessary for us and third-party hotel owners to fund investments, capital expenditures and service debt obligations;

•delays in or cancellations of planned or future development or refurbishment projects;

•the financial condition of third-party property owners, developers and joint venture partners;

•relationships with third-party property owners, developers and joint venture partners, including the risk that owners may terminate our management, franchise or joint venture contracts;

•cyclical over-building in the hospitality industry;
•changes in desirability of geographic regions of the hotels in our business, geographic concentration of our operations and customers and shortages of desirable locations for development;

•changes in the supply and demand for hotel services, including rooms, food and beverage and other products and services; and

•decreases in the frequency of business travel that may result from alternatives to in-person meetings, including virtual meetings hosted online or over private teleconferencing networks.

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

Macroeconomic and other factors beyond our control can reduce demand for hospitality products and services, including demand for rooms at our hotels. These factors include, but are not limited to:

•changes in general economic conditions, including low consumer confidence, increases in unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy;

•geo-political activity, such as the U.K.'s January 31, 2020 exit from the E.U. (commonly known as "Brexit") or the recent political unrest in Hong Kong, and governmental action and uncertainty resulting from U.S. and global political trends and policies, including potential barriers to travel, trade and immigration;

•war, political instability or civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•decreased corporate or government travel-related budgets and spending, as well as cancellations, deferrals or renegotiations of group business such as industry conventions;

•statements, actions or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities;

•the financial and general business condition of the airline, automotive and other transportation-related industries and its effect on travel, including decreased airline capacity and routes and increased travel costs;

•conditions that negatively shape public perception of travel or result in temporary closures or other disruption at our hotel properties, including travel-related accidents, outbreaks of pandemic or contagious diseases, such as Ebola, Zika, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu), the coronavirus, and Middle East Respiratory Syndrome (MERS);

•perceived negative impacts of tourism on local cultures, human rights and the environment;

•cyber-attacks;

•climate change or availability of natural resources;

•natural or man-made disasters and extreme weather conditions, including earthquakes, tsunamis, tornadoes, hurricanes (e.g., hurricanes Barry and Dorian in 2019), typhoons, floods, wildfires, volcanic eruptions, oil spills and nuclear incidents;

•organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of business for our hotels generally as a result of certain labor tactics; and

•other changes in the overall demand for what we offer, including the desirability of particular locations or travel patterns of customers.

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

The hospitality industry is seasonal in nature. The periods during which our properties experience higher revenues vary from property to property, depending principally upon their location, type of property and competitive mix within the specific location and may change with changes in overall availability of lodging and hospitality options within a local market. Based on historical results, we generally expect our revenues to be lower in the first quarter of each year than in each of the three subsequent quarters. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of our industry may contribute to fluctuations in our results of operations and financial condition.

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

Competition for management and franchise contracts

We compete to enter into management and franchise contracts. Our ability to compete effectively is based primarily on the value and quality of our management services, brand name recognition and reputation, our access to and willingness to invest capital, availability of suitable properties in certain geographic areas, the overall economic terms of our contracts and the economic advantages to the property owner of retaining our management services and using our brands. If the properties that we manage or franchise perform less successfully than those of our competitors, if we are unable to offer terms as favorable as those offered by our competitors or if the availability of suitable properties is limited, our ability to compete effectively for new management or franchise contracts could be reduced.

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

Changes in ownership or management practices, perceptions of our environmental, social or governance practices, the occurrence of accidents or injuries, cyber-attacks, security breaches, natural disasters, crime, failure of suppliers, franchisees or business partners to comply with relevant requirements (including environmental, human rights and labor requirements), individual guest, owner or employee notoriety or similar events at our hotels and resorts can harm our reputation, create adverse publicity and cause a loss of consumer confidence in our business. Because of the global nature of our brands and the broad expanse of our business and hotel locations, events occurring in one location could negatively affect the reputation and operations of otherwise successful individual locations. In addition, the expansion of social media has compounded the potential scope of negative publicity by increasing the speed and expanse of information dissemination. Many social media platforms publish content immediately and without filtering or verifying the accuracy of that content. A negative incident at one hotel could have far-reaching effects, including lost sales, customer boycotts, loss of development opportunities and employee difficulties. Such an incident also could subject us to legal actions, including litigation, governmental investigations or penalties, along with the resulting additional adverse publicity. A perceived decline in the quality of our brands or damage to our reputation could adversely affect our business, financial condition and results of operations.

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

Our business depends on our ability to establish and maintain long-term, positive relationships with third-party property owners and our ability to enter into new, and renew, management and franchise contracts. Although our management and franchise contracts are typically long-term arrangements, hotel owners may be able to terminate the contracts under certain circumstances, including the failure to meet specified financial or performance criteria. Our ability to meet these financial and performance criteria is subject to, among other things, risks common to the overall hospitality industry, including factors outside of our control. In addition, negative management and franchise pricing trends could adversely affect our ability to negotiate with hotel owners. If we fail to maintain and renew existing management and franchise contracts or enter into new contracts on favorable terms, we may be unable to expand our presence and our business, and our financial condition and results of operations may suffer.

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

If our third-party property owners fail to make investments necessary to maintain or improve their properties, guest preference for Hilton brands, Hilton's reputation and performance results could suffer.

Substantially all of our management and franchise contracts, as well as our license agreement with HGV, require third-party property owners to comply with quality and reputation standards of our brands, which include requirements related to the physical condition, use of technology, safety standards and appearance of the properties, as well as the service levels provided by hotel employees. These standards may evolve with customer preference, or we may introduce new requirements over time. If our property owners fail to make investments necessary to maintain or improve the properties in accordance with our standards, guest preference for our brands could diminish. In addition, if third-party property owners fail to observe standards or meet their contractual requirements, we may elect to exercise our termination rights, which would eliminate revenues from these properties and cause us to incur expenses related to terminating these contracts. We may be unable to find suitable or offsetting replacements for any terminated relationships.

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

As of December 31, 2019, we had more than 2,570 hotels in our development pipeline, which we define as hotels under construction or approved for development under one of our brands. The commitments of owners and developers with whom we have contracts are subject to numerous conditions, and the eventual development and construction of our development pipeline, in particular for hotels not currently under construction, is subject to numerous risks, including, in certain cases, the owner's or developer's ability to obtain adequate financing and governmental or regulatory approvals. As a result, not every hotel in our development pipeline may develop into a new hotel that enters our system.

New hotel brands or non-hotel branded concepts that we launch in the future may not be as successful as we anticipate, which could have a material adverse effect on our business, financial condition or results of operations.

Since 2011, we have launched nine new brands: Home2 Suites by Hilton; Curio Collection by Hilton; Canopy by Hilton; Tru by Hilton; Tapestry Collection by Hilton; Motto by Hilton; LXR Hotels & Resorts; Signia by Hilton; and, most recently, Tempo by Hilton. We may continue to build our portfolio by launching new hotel and non-hotel brands in the future. In addition, the Hilton Garden Inn, DoubleTree by Hilton and Hampton by Hilton brands have been expanding into new jurisdictions outside the U.S. over the past several years. We may continue to expand existing brands into new international markets. New hotel products or concepts or brand expansions may not be accepted by hotel owners, franchisees or customers and we cannot guarantee the level of acceptance any new brand will have in the development and consumer marketplaces. If new branded hotel products, non-hotel branded concepts or brand expansions are not as successful as we anticipate, we may not recover the costs we incurred in their development or expansion, which could have a material adverse effect on our business, financial condition and results of operations.

The risks resulting from investments in owned and leased real estate could increase our costs, reduce our profits and limit our ability to respond to market conditions.

Our investments in owned and leased real property (including through joint ventures) subject us to various risks that may not be applicable to managed or franchised properties, including:

•governmental regulations relating to real estate ownership or operations, including tax, environmental, zoning and eminent domain laws;

•fluctuations or loss in value of real estate or potential impairments in the value of our assets due to changes in market conditions in the area in which real estate or assets are located;

•increased potential civil liability for accidents or other occurrences on owned or leased properties;

•the ongoing need for capital improvements and expenditures funded by us to maintain or upgrade properties and contractual requirements to deliver properties back to landlords in a particular state of repair and condition at the end of a lease term;

•periodic total or partial closures due to renovations and facility improvements;

•risks associated with any mortgage debt, including the possibility of default, fluctuating interest rate levels and uncertainties in the availability of replacement financing;

•contingent liabilities that exist after we have exited a property;

•costs linked to the employment and management of staff to run and operate an owned or leased property; and

•the relative illiquidity of real estate compared to some other assets.

The negative effect on profitability and cash flow from declines in revenues is more pronounced in owned or leased properties because we, as the owner or lessee, bear the risk of the fixed-cost structure required to own and operate a hotel. Further, during times of economic distress, declining demand and declining earnings often result in declining asset values, and we may not be able to sell properties on favorable terms or at all. Accordingly, we may not be able to adjust our owned and leased property portfolio promptly in response to changes in economic or other conditions.

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

Certain of our owned and leased properties were constructed many years ago. The condition of aging properties could negatively affect our ability to attract guests or result in higher operating and capital costs, either of which could reduce revenues or profits from these properties. There can be no assurance that our planned replacements and repairs will occur, or even if completed, will result in improved performance. In addition, these efforts are subject to a number of risks, including:

•construction delays or cost overruns (including labor and materials);

•obtaining zoning, occupancy and other required permits or authorizations;

•changes in economic conditions that may result in weakened or lack of demand for improvements that we make or negative project returns;

•governmental restrictions on the size or kind of development;

•volatility in the debt and capital markets that may limit our ability to raise capital for projects or improvements;

•lack of availability of rooms or meeting spaces for revenue-generating activities during construction, modernization or renovation projects;

•force majeure events, including earthquakes, tornadoes, hurricanes, wildfires, floods or tsunamis, or acts of terrorism; and

•design defects that could increase costs.

If our properties are not updated to meet guest preferences, if properties under development or renovation are delayed in opening as scheduled or if renovation investments adversely affect or fail to improve performance, our operations and financial results could be negatively affected.

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

Failures in, material damage to or interruptions in our information technology systems, software or websites and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations.

We depend heavily upon our information technology systems in the conduct of our business. We develop, own and license or otherwise contract for sophisticated technology systems and services for property management, procurement, finance, human resources, reservations, distribution and the operation of the Hilton Honors guest loyalty program. Such systems are subject to, among other things, damage or interruption from power outages, computer and telecommunications failures, computer viruses, third-party criminal activity including "ransomware" or other malware and natural and man-made disasters. Although we have a cold disaster recovery site in a separate location to back up our core reservation, distribution and financial systems, substantially all of our data center operations are currently located in a single facility. Although we are renovating and migrating portions of our operations to cloud-based providers while simultaneously building and operating new applications and services with those cloud-based providers, any loss or damage to our primary facility could result in operational disruption and data loss as we transfer production operations to our disaster recovery site. Damage or interruption to our information systems may require a significant investment to update, remediate or replace with alternate systems, and we may suffer interruptions in our operations as a result. In addition, costs and potential problems or interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our systems, including those that may result from our failure to adequately develop, implement and maintain a robust disaster recovery plan and backup systems could severely affect our ability to conduct normal business operations and, as a result, have a material adverse effect on our business operations and financial performance.

We rely on third parties for the performance of a significant portion of our information technology functions worldwide. In particular, our loyalty platform and reservation and distribution system rely on data communications networks and systems operated by unaffiliated third parties. The success of our business depends in part on maintaining our relationships with these third parties and their continuing ability to perform these functions and services in a timely and satisfactory manner. If we experience a loss or disruption in the provision of any of these functions or services, or they are not performed in a satisfactory manner, we may have difficulty in finding alternate providers on terms favorable to us, in a timely manner or at all, and our business could be adversely affected.

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

We are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such information. For example, the E.U., California and Nevada have all passed laws that require companies to meet specific requirements regarding the handling of personal data. We collect internal and customer data, including credit card numbers and other personally identifiable information for a variety of important business purposes, including managing our workforce, providing requested products and services and maintaining guest preferences to enhance customer service and for marketing and promotion purposes. We could be exposed to fines, penalties, restrictions, litigation, reputational harm or other expenses, or other adverse effects on our business, due to failure to protect our guests' personal data and other sensitive information or failure to maintain compliance with the various U.S. and foreign data collection and privacy laws or with credit card industry standards or other applicable data security standards.

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

Because third parties provide us with a number of operational and technical services, third-party security incidents could expose us to liability, harm our reputation, damage our competitiveness and adversely affect our financial performance.

Third parties provide us with certain operational and technical services. These third parties may have access to our systems, provide hosting services, or otherwise process data about us or our guests, team members or partners. Any third-party security incident could compromise the integrity or availability of or result in the theft of, confidential or otherwise sensitive data, which could negatively impact our operations. Unauthorized access to data and other confidential or proprietary information may be obtained through break-ins, network breaches by unauthorized parties, employee theft or misuse, or other misconduct. The occurrence of any of the foregoing could negatively affect our reputation, our competitive position and our financial performance, and we could face lawsuits and potential liability.

Delays in service from third-party service providers could expose us to liability, harm our reputation, damage our competitiveness and adversely affect our financial performance.

From time to time, we may rely on a single or limited number of suppliers for the provision of various services that we use in the operation of our business. The inability of such third parties to satisfy our or our guests' requirements could disrupt our business operations or make it more difficult for us to implement our business strategy. If any of these situations were to occur, our reputation could be harmed, we could be subject to third-party liability, including under data protection and privacy laws in certain jurisdictions, and our financial performance could be negatively affected.

We may seek to expand through acquisitions of and investments in other businesses and properties, or through alliances, and we may also seek to divest some of our properties and other assets. These acquisition and disposition activities may be unsuccessful or divert management’s attention.

We may consider strategic and complementary acquisitions of and investments in other hotel or hospitality brands, businesses, properties or other assets. Furthermore, we may pursue these opportunities in alliance with existing or prospective owners of managed or franchised properties. In many cases, we could be competing for these opportunities with third parties that may have substantially greater financial resources than us. Acquisitions or investments in brands, businesses, properties or assets as well as third-party alliances are subject to risks that could affect our business, including risks related to:

•issuing shares of stock that could dilute the interests of our existing stockholders;

•spending cash and incurring debt;

•assuming contingent liabilities; or

•creating additional expenses.

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

We rely on a variety of direct marketing techniques, including telemarketing, email and social media marketing and postal mailings, and we are subject to various laws and regulations in the U.S. and internationally that govern marketing and advertising practices. Any further restrictions in laws and court or agency interpretations of such laws, such as the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, CAN-SPAM Act of 2003, and various U.S. state laws, new laws, or international data protection laws, such as the E.U. GDPR, that govern these activities could adversely affect current or planned marketing activities and cause us to change our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could affect our ability to maintain relationships with our customers and acquire new customers. We also obtain access to names of potential customers from travel service providers or other companies, and we market to some individuals on these lists directly or through other companies’ marketing materials. If access to these lists were prohibited or otherwise restricted, our ability to develop new customers and introduce them to products could be impaired.

The growth of internet reservation channels could adversely affect our business and profitability.

A significant percentage of hotel rooms for individual guests are booked through internet travel intermediaries, to whom we commit to pay various commissions and transaction fees for sales of our rooms through their systems. Search engines and peer-to-peer inventory sources also provide online travel services that compete with our business. If these bookings increase, certain hospitality intermediaries may be able to obtain higher commissions, reduced room rates or other significant concessions from us or our franchisees. These hospitality intermediaries also may reduce bookings at our hotel properties by de-ranking our hotels in search results on their platforms, and other online providers may divert business away from our hotels. Although our contracts with many hospitality intermediaries limit transaction fees for hotels, there can be no assurance that we will be able to renegotiate these contracts upon their expiration with terms as favorable as the provisions that existed before the expiration, replacement or renegotiation. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to the Hilton brands and systems. If this happens, our business and profitability may be significantly affected as shifting customer loyalties divert bookings away from our websites, which increases costs to hotels in our system. Internet travel intermediaries also have been subject to regulatory scrutiny, particularly in Europe. The outcome of this regulatory activity may affect our ability to compete for direct bookings through our own internet channels.

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

We manage a global reservation system that communicates reservations to our branded hotels when made by individuals directly, either online, by telephone to our call centers, through devices via our mobile application, or through intermediaries like travel agents, internet travel websites and other distribution channels. The cost, speed, efficacy and efficiency of the reservation system are important aspects of our business and are important considerations of hotel owners in choosing to affiliate with our brands. Any failure to maintain or upgrade, and any other disruption to our reservation system may adversely affect our business.

The cessation, reduction or taxation of program benefits of our Hilton Honors guest loyalty program could adversely affect the Hilton brands and guest loyalty.

We manage the Hilton Honors guest loyalty program for the Hilton brands. Program members accumulate points primarily based on eligible stays and hotel charges and redeem the points for a range of benefits including free rooms and other items of value. The program is an important aspect of our business and of the affiliation value for hotel owners under management and franchise contracts. System hotels, including, without limitation, third-party hotels under management and franchise contracts, contribute a percentage of the loyalty member's charges to the program for each stay of a program member. In addition to the accumulation of points for future hotels stays at our brands, Hilton Honors arranges with third parties, such as airlines, other transportation services, online vendors, retailers and credit card companies, to sell Honors points for the use of their customers and/or to allow Honors members to use or exchange points for products or services. Currently, the program benefits are not taxed as income to members. If the program awards and benefits are materially altered, curtailed or taxed such that a material number of Hilton Honors members choose to no longer participate in the program, this could adversely affect our business.

Because we derive a portion of our revenues from operations outside the U.S. the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.

We currently manage, franchise, own or lease hotels and resorts in 119 countries and territories around the world. Our rooms outside the U.S. represented approximately 28 percent, 27 percent and 26 percent of our system-wide rooms for the years ended December 31, 2019, 2018 and 2017, respectively. We expect that our international operations will continue to account for a material portion of our results. As a result, we are subject to the risks of doing business outside the U.S., including:

•rapid changes in governmental, economic or political policy, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation;

•increases in anti-American sentiment and the identification of the licensed brands as an American brand;

•recessionary trends or economic instability in international markets;

•changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which we operate;

•the effect of disruptions, including the temporary closure of hotel properties, caused by severe weather, natural disasters, outbreak of disease, such as the coronavirus, or other events that make travel to a particular region less attractive or more difficult;

•the presence and acceptance of varying levels of business corruption in international markets and the effect of various anti-corruption and other laws;

•
•the imposition of restrictions on currency conversion or the transfer of funds or limitations on our ability to repatriate non-U.S. earnings in a tax-efficient manner;

•the ability to comply with or the effect of complying with complex and changing laws, regulations and policies of foreign governments that may affect investments or operations, including foreign ownership restrictions, import and export controls, tariffs, embargoes, increases in taxes paid and other changes in applicable tax laws;

•the ability to comply with or the effect of complying with developing laws, regulations and policies of foreign governments with respect to human rights, including in the supply chain;

•instability or changes in a country's or region's economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts or any other change;

•political, economic and other uncertainty resulting from Brexit, the terms of which remain uncertain and could adversely affect our business;

•uncertainties as to local laws regarding, and enforcement of, contract and IP rights;

•forced nationalization of our properties by local, state or national governments; and

•the difficulties involved in managing an organization doing business in many different countries.

These factors may adversely affect the revenues earned from our hotels and resorts (as well as the market value of properties that we own or lease) located in international markets. While these factors and the effect of these factors are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits or disrupt our business operations.

Specifically, with respect to concerns regarding the spread of the coronavirus, as of the date of this Annual Report on Form 10-K, it appears the outbreak has largely been concentrated in China, although cases have been confirmed in other countries. The extent to which our results are affected by the coronavirus will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

In addition, we are subject to a number of modern slavery, human trafficking and forced labor reporting, training and due diligence laws in various jurisdictions and expect additional statutory regimes to combat these crimes to be enacted in the future. The impact of laws such as the U.K's Modern Slavery Act 2015, Australia's Modern Slavery Bill 2018 and France's Duty of Vigilance Law 2017 on hotel operations, as well as supply chain could increase costs of operations and reduce profits.

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

A significant number of our employees (approximately 31 percent) and employees of our hotel owners are covered by collective bargaining agreements and similar agreements. If relationships with our employees or employees of our hotel owners or the unions that represent them become adverse, the properties we manage, franchise, own or lease could experience labor disruptions such as strikes, lockouts, boycotts and public demonstrations. A number of our collective bargaining agreements, representing approximately 23 percent of our organized employees, have expired and are in the process of being renegotiated, and we may be required to negotiate additional collective bargaining agreements in the future if more employees become unionized. Labor disputes, which may be more likely when collective bargaining agreements are being negotiated, could harm our relationship with our employees or employees of our hotel owners, result in increased regulatory inquiries and enforcement by governmental authorities and deter guests. Further, adverse publicity related to a labor dispute could harm our reputation and reduce customer demand for our services. Labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs and limitations on our ability or the ability of our third-party property owners to take cost saving measures during economic downturns. We do not have the ability to control the negotiations of collective bargaining agreements covering unionized labor employed by many third-party property owners. Increased unionization of our workforce, new labor legislation or changes in regulations could disrupt our operations and our ability to promote services expected by customers, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies.

Labor shortages could restrict our ability to operate our properties or grow our business or result in increased labor costs that could adversely affect our results of operations.

Our success depends in large part on our ability to attract, retain, train, manage and engage employees. We employ or manage more than 173,000 individuals at our managed, owned and leased hotels and corporate offices around the world. If we are unable to attract, retain, train, manage and engage skilled individuals, our ability to staff and manage the hotels that we manage, own and lease could be impaired, which could reduce customer satisfaction. In addition, the inability of our franchisees to attract, retain, train, manage and engage skilled employees for the franchised hotels could adversely affect the reputation of our brands. Staffing shortages in various parts of the world also could hinder our ability to grow and expand our businesses. Because payroll costs are a major component of the operating expenses at our hotels and our franchised hotels, a shortage of skilled labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations and the results of hotels that we manage on behalf of third-party owners. Additionally, increase in minimum wage rates could increase costs and reduce profits for us and our franchisees.

Any failure to protect our trademarks and other IP could reduce the value of the Hilton brands and harm our business.

The recognition and reputation of our brands are important to our success. We have more than 6,000 trademark registrations in jurisdictions around the world for use in connection with our services, plus at any given time, a number of pending applications for trademarks and other IP. However, those trademark or other IP registrations may not be granted or the steps we take to use, control or protect our trademarks or other IP in the U.S. and other jurisdictions may not always be adequate to prevent third parties from copying or using the trademarks or other IP without authorization. We may also fail to obtain and maintain trademark protection for all of our brands in all jurisdictions. For example, in certain jurisdictions, third parties have registered or otherwise have the right to use certain trademarks that are the same as or similar to our trademarks, which could prevent us from registering trademarks and opening hotels in that jurisdiction. Third parties may also challenge our rights to certain trademarks or oppose our trademark applications. Defending against any such proceedings may be costly, and if unsuccessful, could result in the loss of important IP rights. Obtaining and maintaining trademark protection for multiple brands in multiple jurisdictions is also expensive, and we may therefore elect not to apply for or to maintain certain trademarks.

Our IP is also vulnerable to unauthorized copying or use in some jurisdictions outside the U.S., where local law, or lax enforcement of law, may not provide adequate protection. If our trademarks or other IP are improperly used, the value and reputation of the Hilton brands could be harmed. There are times where we may need to resort to litigation to enforce our IP rights. Litigation of this type could be costly, force us to divert our resources, lead to counterclaims or other claims against us or otherwise harm our business or reputation. In addition, we license certain of our trademarks to third parties. For example, we have granted HGV the right to use certain of our marks and IP in its timeshare business and we grant our franchisees a right to use certain of our trademarks in connection with their operation of the applicable property. If HGV, a franchisee or other licensee fails to maintain the quality of the goods and services used in connection with the licensed trademarks, our rights to, and the value of, our trademarks could be harmed. Failure to maintain, control and protect our trademarks and other IP could likely adversely affect our ability to attract guests or third-party owners, and could adversely affect our results.

In addition, we license the right to use certain IP from unaffiliated third parties, including the right to grant sublicenses to franchisees. If we are unable to use this IP, our ability to generate revenue from such properties may be diminished.

Third-party claims that we infringe IP rights of others could subject us to damages and other costs and expenses.

Third parties may make claims against us for infringing their patent, trademark, copyright or other IP rights or for misappropriating their trade secrets. We have been and are currently party to a number of such claims and may receive additional claims in the future. Any such claims, even those without merit, could:

•be expensive and time consuming to defend, and result in significant damages;

•force us to stop using the IP that is being challenged or to stop providing products or services that use the challenged IP;

•force us to redesign or rebrand our products or services;

•require us to enter into royalty, licensing, co-existence or other contracts to obtain the right to use a third party’s IP;

•limit our ability to develop new IP; and

•limit the use or the scope of our IP or other rights.

In addition, we may be required to indemnify third-party owners of the hotels that we manage for any losses they incur as a result of any infringement claims against them. All necessary royalty, licensing or other contracts may not be available to us on acceptable terms. Any adverse results associated with third-party IP claims could negatively affect our business.

Exchange rate fluctuations and foreign exchange hedging arrangements could result in significant foreign currency gains and losses and affect our business results.

Conducting business in currencies other than the U.S. dollar ("USD") subjects us to fluctuations in currency exchange rates that could have a negative effect on our financial results. We earn revenues and incur expenses in foreign currencies as part of our operations outside of the U.S. As a result, fluctuations in currency exchange rates may significantly increase the amount of U.S. dollars required for foreign currency expenses or significantly decrease the U.S. dollars received from foreign currency revenues. We also have exposure to currency translation risk because, generally, the results of our business outside of the U.S. are reported in local currency and then translated to U.S. dollars for inclusion in our consolidated financial statements. As a result, changes between the foreign exchange rates and the U.S. dollar will affect the recorded amounts of our foreign assets, liabilities, revenues and expenses and could have a negative effect on our financial results. Our exposure to foreign currency exchange rate fluctuations will grow if the relative contribution of our operations outside the U.S. increases.

To attempt to mitigate foreign currency exposure, we may enter into foreign exchange derivatives with financial institutions. However, these derivatives may not eliminate foreign currency risk entirely and involve costs and risks of their own in the form of transaction costs, credit requirements and counterparty risk.

If the insurance that we or our owners carry does not sufficiently cover damage or other potential losses or liabilities to third parties involving properties that we manage, franchise, own or lease, our profits could be reduced.

We operate in certain areas where the risk of natural disaster or other catastrophic losses exists, and the occasional incidence of such an event could cause substantial damage to us, our owners or the surrounding area. We carry, and/or we require our owners to carry, insurance from solvent insurance carriers that we believe is adequate for foreseeable first-party and third-party losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control, such as the natural and man-made disasters that occurred in 2019, could limit the scope of the insurance coverage that we and our owners can obtain or may otherwise restrict our or our owners' ability to buy insurance coverage at reasonable rates. We anticipate increased costs of property insurance across the portfolio in 2020 due to the significant losses that insurers suffered globally in 2019. In the event of a substantial loss, the insurance coverage that we and/or our owners carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property. Because certain types of losses are uncertain, they may be uninsurable or prohibitively expensive. In addition, there are other risks that may fall outside the general coverage terms and limits of our policies.

In some cases, these factors could result in certain losses being completely uninsured. As a result, we or owners of hotels that we manage or franchise could lose some or all of the capital we have invested in a property, as well as the anticipated future revenues, profits, management fees or franchise fees from the property.

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

The occurrence or the possibility of terrorist attacks or military conflicts could:

•cause damage to one or more of our properties that may not be fully covered by insurance to the value of the damages;

•cause all or portions of affected properties to be shut down for prolonged periods, resulting in a loss of income;

•generally reduce travel to affected areas for tourism and business or adversely affect the willingness of customers to stay in or avail themselves of the services of the affected properties;

•expose us to a risk of monetary claims arising out of death, injury or damage to property caused by any such attacks; and

•result in higher costs for security and insurance premiums or diminish the availability of insurance coverage for losses related to terrorist attacks, particularly for properties in target areas, all of which could adversely affect our results.

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

Following the September 11, 2001 terrorist attacks in New York City and the Washington, D.C. area, Congress passed the Terrorism Risk Insurance Act of 2002, which established the Terrorism Risk Insurance Program (the "Program") to provide insurance capacity for terrorist acts. The Program was most recently reauthorized, with some adjustments to its provisions, in December 2019 for seven years through December 31, 2027. We carry, and we require our owners and our franchisees to carry, insurance from solvent insurance carriers to respond to both first-party and third-party liability losses related to terrorism. We purchase our first-party property damage and business interruption insurance from a stand-alone market in place of and to supplement insurance from government run pools. If the Program is not extended or renewed upon its expiration in 2027, or if there are changes to the Program that would negatively affect insurance carriers, premiums for terrorism insurance coverage will likely increase and/or the terms of such insurance may be materially amended to increase stated exclusions or to otherwise effectively decrease the scope of coverage available, perhaps to the point where it is effectively unavailable.

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

We are subject to ongoing and periodic tax audits and disputes in U.S. federal and various state, local and foreign jurisdictions. In particular, our consolidated U.S. federal income tax returns for the fiscal years ended December 31, 2005 through December 31, 2017 are under audit by the Internal Revenue Service ("IRS"), and the IRS has proposed adjustments to increase our taxable income based on several assertions involving intercompany loans and our Hilton Honors guest loyalty program. In total, the proposed adjustments sought by the IRS would result in U.S. federal tax owed of approximately $817 million, excluding interest and penalties and potential state income taxes. We disagree with the IRS’s position on each of the assertions and intend to vigorously contest them. See Note 13: "Income Taxes" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely affecting our financial condition or results of operations.

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

Our total assets include goodwill, intangible assets with indefinite useful lives, other intangible assets with finite useful lives, as well as long-lived assets, principally property and equipment and operating lease right-of-use ("ROU") assets, including hotel properties. We evaluate our goodwill and intangible assets with indefinite lives for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value is below the carrying value. We evaluate our intangible assets with finite useful lives and long-lived assets for impairment when circumstances indicate that the carrying amount may not be recoverable. Our evaluation of impairment requires us to make certain estimates and assumptions including projections of future results. After performing our evaluation for impairment, including an analysis to determine the recoverability of long-lived assets, we will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its estimated fair value. If the estimates or assumptions used in our evaluation of impairment change, we may be required to record additional impairment losses on certain of these assets. If these impairment losses are significant, our results of operations would be adversely affected.

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

Legal or governmental proceedings brought by or on behalf of franchisees, third-party owners of managed properties, employees or customers may adversely affect our financial results. In recent years, we and other hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal laws and regulations regarding workplace and employment matters, consumer protection claims and other commercial matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been and may be instituted against us from time to time, and we may incur substantial damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business. At any given time, we may be engaged in lawsuits or disputes involving third-party owners of our hotels. Similarly, we may from time to time institute legal proceedings on behalf of ourselves or others, the ultimate outcome of which could cause us to incur substantial damages and expenses, which could have a material adverse effect on our business.

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

Risks Related to Our Indebtedness

Our substantial indebtedness and other contractual obligations could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts, and could divert our cash flow from operations for debt payments.

We have a significant amount of indebtedness. As of December 31, 2019, our total indebtedness, excluding unamortized deferred financing costs and discount, was approximately $8.1 billion, and our contractual debt maturities of our long-term debt for the years ending December 31, 2020, 2021 and 2022 were $37 million, $30 million and $22 million, respectively. Our substantial debt and other contractual obligations could have important consequences, including:

•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures or dividends to stockholders and to pursue future business opportunities;

•increasing our vulnerability to adverse economic, industry or competitive developments;

•exposing us to increased interest expense, as our degree of leverage may cause the interest rates of any future indebtedness (whether fixed or floating rate interest) to be higher than they would be otherwise;

•exposing us to the risk of increased interest rates because certain of our indebtedness is at variable rates of interest;

•making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants, could result in an event of default that accelerates our obligation to repay indebtedness;

•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, satisfaction of debt service requirements, acquisitions and general corporate or other purposes; and

•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who may be better positioned to take advantage of opportunities that our leverage prevents us from exploiting.

In addition, certain of our variable rate indebtedness uses London Interbank Offer Rate ("LIBOR") as a benchmark for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives. LIBOR has been the subject of recent national, international and other regulatory guidance and proposals for reform, and it is currently expected that LIBOR will be discontinued after 2021. While all of our material financing arrangements indexed to LIBOR provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, there can be no assurances as to whether such alternative base rate will be more or less favorable than LIBOR. We intend to monitor developments with respect to the phasing out of LIBOR and will work to minimize the impact of any LIBOR transition. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

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

The indentures that govern our senior notes and the credit agreement that governs our senior secured credit facilities impose significant operating and financial restrictions on us. These restrictions limit our ability and/or the ability of our subsidiaries to, among other things:

•incur or guarantee additional debt or issue disqualified stock or preferred stock;

•pay dividends, including to us, and make other distributions on, or redeem or repurchase, capital stock;

•make certain investments;

•incur certain liens;

•enter into transactions with affiliates;

•merge or consolidate;

•enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to us;

•designate restricted subsidiaries as unrestricted subsidiaries; and

•transfer or sell assets.

In addition, the credit agreement requires us to maintain a consolidated secured net leverage ratio not to exceed 5.0 to 1.0 as of the last day of any period of four consecutive quarters.

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

Our common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "HLT." The capital and credit markets have on occasion experienced periods of extreme volatility and disruption. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. In the past, securities class action litigation has been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock.

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

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that one might consider favorable.

Our amended and restated certificate of incorporation and amended and restated by-laws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our board of directors. Among other things:

•although we do not have a stockholder rights plan, and would either submit any such plan to stockholders for ratification or cause such plan to expire within a year, these provisions would allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend or other rights or preferences superior to the rights of the holders of common stock;

•these provisions prohibit stockholder action by written consent unless such action is recommended by all directors then in office;

•these provisions provide that our board of directors is expressly authorized to make, alter or repeal our by-laws and that our stockholders may only amend our by-laws with the approval of 80 percent or more of all the outstanding shares of our capital stock entitled to vote; and

•these provisions establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Further, as a Delaware corporation, we are subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Hotel Properties

Owned or Controlled Hotels

As of December 31, 2019, we owned 100 percent or a controlling financial interest in the following two properties, representing 416 rooms.

Property	Location	Rooms
Hilton Hotels & Resorts
Hilton Nairobi(1)	Nairobi, Kenya	287
Hilton Belfast Templepatrick Golf & Country Club	Templepatrick, United Kingdom	129
____________
(1)We own a controlling financial interest, but less than a 100 percent interest, in the entity that owns the property.

Joint Venture Hotels

As of December 31, 2019, we had a minority or noncontrolling financial interest in the entities that own or lease the following five properties, representing 2,244 rooms. We have a right of first refusal to purchase additional equity interests in certain of these joint ventures. We manage each of the hotels for the entity owning or leasing the hotel.

Property	Location	Ownership	Rooms
Conrad Hotels & Resorts
Conrad Cairo	Cairo, Egypt	10%	614
Hilton Hotels & Resorts
Hilton Tokyo Bay	Urayasu-shi, Japan	24%	828
Hilton Nagoya	Nagoya, Japan	24%	460
Hilton Mauritius Resort & Spa	Flic-en-Flac, Mauritius	20%	193
Hilton Imperial Dubrovnik	Dubrovnik, Croatia	18%	149

Leased Hotels

As of December 31, 2019, we leased the following 58 hotels, representing 17,897 rooms.

Property	Location	Rooms
Waldorf Astoria Hotels & Resorts
Rome Cavalieri, Waldorf Astoria Hotels & Resorts	Rome, Italy	370
Waldorf Astoria Amsterdam	Amsterdam, Netherlands	93
Conrad Hotels & Resorts
Conrad Osaka	Osaka, Japan	164
Hilton Hotels & Resorts
Hilton Tokyo(1)	(Shinjuku-ku) Tokyo, Japan	825
Ramses Hilton	Cairo, Egypt	817
Hilton Vienna	Vienna, Austria	655
Hilton London Kensington	London, United Kingdom	601
Hilton Osaka(1)	Osaka, Japan	562
Hilton Tel Aviv	Tel Aviv, Israel	560
Hilton Istanbul Bosphorus	Istanbul, Turkey	500
Hilton Munich Park	Munich, Germany	484
Hilton Munich City	Munich, Germany	483
London Hilton on Park Lane	London, United Kingdom	453
Hilton Diagonal Mar Barcelona	Barcelona, Spain	433
Hilton Mainz	Mainz, Germany	431
Hilton Trinidad & Conference Centre	Port of Spain, Trinidad	405
Hilton London Heathrow Airport	London, United Kingdom	398
Hilton Izmir	Izmir, Turkey	380

Property	Location	Rooms
Hilton Addis Ababa	Addis Ababa, Ethiopia	372
Hilton Vienna Danube Waterfront	Vienna, Austria	367
Hilton Frankfurt	Frankfurt, Germany	342
Hilton Brighton Metropole	Brighton, United Kingdom	340
Hilton Sandton	Sandton, South Africa	329
Hilton Milan	Milan, Italy	320
Hilton Brisbane	Brisbane, Australia	319
Hilton Glasgow	Glasgow, United Kingdom	319
Ankara Hilton	Ankara, Turkey	309
The Waldorf Hilton, London	London, United Kingdom	298
Hilton Cologne	Cologne, Germany	296
Adana Hilton	Adana, Turkey	295
Hilton Stockholm Slussen	Stockholm, Sweden	289
Hilton Madrid Airport	Madrid, Spain	284
Hilton London Canary Wharf	London, United Kingdom	282
Hilton Amsterdam	Amsterdam, Netherlands	271
Hilton Newcastle Gateshead	Newcastle Upon Tyne, United Kingdom	254
Hilton Vienna Plaza	Vienna, Austria	254
Hilton Bonn	Bonn, Germany	252
Hilton London Tower Bridge	London, United Kingdom	248
Hilton Bracknell	Bracknell, United Kingdom	215
Hilton Antwerp Old Town	Antwerp, Belgium	210
Hilton Reading	Reading, United Kingdom	210
Hilton Leeds City	Leeds, United Kingdom	208
Hilton Watford	Watford, United Kingdom	200
Mersin Hilton	Mersin, Turkey	186
Hilton Leicester	Leicester, United Kingdom	179
Hilton Nottingham	Nottingham, United Kingdom	176
Hilton London Croydon	Croydon, United Kingdom	168
Hilton Cobham	Cobham, United Kingdom	158
Hilton Paris La Defense	Paris, France	153
Hilton East Midlands Airport	Derby, United Kingdom	152
Hilton Maidstone	Maidstone, United Kingdom	146
Hilton Avisford Park, Arundel	Arundel, United Kingdom	140
Hilton Northampton	Northampton, United Kingdom	139
Hilton London Hyde Park	London, United Kingdom	136
Hilton York	York, United Kingdom	131
Hilton Mainz City	Mainz, Germany	127
Hilton Puckrup Hall, Tewkesbury	Tewkesbury, United Kingdom	112
Hilton Glasgow Grosvenor	Glasgow, United Kingdom	97
____________
(1)We own a controlling financial interest, but less than a 100 percent interest, in the entity that owns the property.

Corporate Headquarters and Regional Offices

Our corporate headquarters are located at 7930 Jones Branch Drive, McLean, Virginia 22102. These offices consist of approximately 271,000 rentable square feet of leased space. We also have corporate offices in Watford, England (Europe), Dubai, United Arab Emirates (Middle East and Africa), Singapore (Asia Pacific), Tokyo (Japan) and Shanghai (China). Additionally, to support our operations, we have our Hilton Honors and other commercial services office in Addison, Texas. Other non-operating real estate that we own or lease includes centralized operations centers located in Memphis, Tennessee and Glasgow, Scotland, and our Hilton Reservations and Customer Care office in Carrollton, Texas. We believe that our existing office properties are in good condition and are sufficient and suitable for the conduct of our business. In the event we need to expand our operations, we believe that suitable space will be available on commercially reasonable terms.

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

Market Information and Dividends

Our common stock is listed for trading on the NYSE under the symbol "HLT." As of December 31, 2019, there were approximately 13 holders of record of our common stock, which does not include a substantially greater number of beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

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

Performance Graph

The following graph compares Hilton's cumulative total stockholder return since December 31, 2014 with the S&P 500 Index ("S&P 500") and the S&P Hotels, Resorts & Cruise Lines Index ("S&P Hotel"). The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2014 and that all dividends and other distributions, including the effect of the spin-offs, were reinvested. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Hilton	$100.00	$82.02	$107.10	$154.58	$140.02	$218.82
S&P 500	100.00	99.27	108.74	129.86	121.76	156.92
S&P Hotel	100.00	101.98	107.23	157.01	126.59	170.50

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended December 31, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
October 1, 2019 to October 31, 2019	1,547,663	$93.57	1,547,663	$814
November 1, 2019 to November 30, 2019	1,157,621	99.76	1,157,621	698
December 1, 2019 to December 31, 2019	1,684,131	108.72	1,684,131	515
Total	4,389,415	101.01	4,389,415
____________
(1)This price includes per share commissions paid.
(2)Our stock repurchase program, which was initially announced in February 2017 and subsequently increased in November 2017 and February 2019, allows for the repurchase of up to a total of $3.5 billion of our common stock. Under this publicly announced program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.   Selected Financial Data

We derived the selected statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected statement of operations data for the years ended December 31, 2016 and 2015 and the selected balance sheet data as of December 31, 2017, 2016 and 2015 from audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

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

	As of and for the Year Ended December 31,
	2019(1)	2018	2017	2016	2015(2)
	(in millions, except per share data)
Selected Statement of Operations Data:
Total revenues	$9,452	$8,906	$8,131	$6,576	$7,133
Operating income	1,657	1,432	1,132	868	904
Income (loss) from continuing operations, net of taxes	886	769	1,089	(17)	881

Net income (loss) from continuing operations per share:
Basic	$3.07	$2.53	$3.34	$(0.08)	$2.67
Diluted	3.04	2.50	3.32	(0.08)	2.66

Cash dividends declared per share	$0.60	$0.60	$0.60	$0.84	$0.42

Selected Balance Sheet Data:
Total assets(3)	$14,957	$13,995	$14,228	$26,176	$25,622
Long-term debt(4)	7,993	7,282	6,602	6,616	5,894
____________
(1)We adopted the requirements of Accounting Standards Update ("ASU") ASU No. 2016-02, Leases (Topic 840) ("ASU 2016-02") on January 1, 2019 by applying the requirements on the adoption date and recording a cumulative adjustment to the opening balance of retained earnings.
(2)Selected statement of operations data and selected balance sheet data have not been adjusted from the basis of accounting applied before our adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) as of January 1, 2016.
(3)Includes the assets of Hilton, Park and HGV as of December 31, 2016 and 2015.
(4)Includes current maturities and is net of unamortized deferred financing costs and discount. Also includes finance lease liabilities and other debt of consolidated VIEs.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

For the discussion of the financial condition and results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017, refer to "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and "—Liquidity and Capital Resources" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 13, 2019, which discussion is incorporated herein by reference.

Overview

Our Business

Hilton is one of the largest and fastest growing hospitality companies in the world, with 6,110 properties comprising 971,780 rooms in 119 countries and territories as of December 31, 2019. Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, LXR Hotels & Resorts, Conrad Hotels & Resorts and Canopy by Hilton; our full service hotel brands, Signia by Hilton, Hilton Hotels & Resorts, Curio Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton and Embassy Suites by Hilton; our focused service hotel brands, Motto by Hilton, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. As of December 31, 2019, we had more than 103 million members in our award-winning guest loyalty program, Hilton Honors, a 21 percent increase from December 31, 2018.

In January 2020, we launched our newest brand, Tempo by Hilton, an approachable lifestyle hotel brand dedicated to exceeding the expectations of an emerging, and discerning, class of traveler: the modern achiever. Pioneering a new hospitality category, Tempo by Hilton offers accommodations thoughtfully designed to help guests relax and recharge.

Segments and Regions

We analyze our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments that are based on similar products or services: (i) management and franchise and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our brands. This segment generates its revenue from: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from HGV and strategic partnerships for the right to use certain Hilton marks and IP; and (iii) fees for managing our owned and leased hotels. As a manager of hotels, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services. The ownership segment primarily derives earnings from providing nightly hotel room sales, food and beverage sales and other services at our owned and leased hotels.

Geographically, we conduct business through three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S. is included in the Americas, it represented 72 percent of our system-wide hotel rooms as of December 31, 2019; therefore, the U.S. is often analyzed separately and apart from the Americas geographic region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

System Growth and Development Pipeline

Our strategic objectives include the continued expansion of our global footprint and fee-based business. As we enter into new management and franchise contracts, we expand our business with minimal or no capital investment by us as the manager or franchisor, since the capital required to build and maintain hotels is typically provided by the third-party owner of the hotel with whom we contract to provide management services or license our brand names and IP. Prior to approving the addition of new properties to our management and franchise development pipeline, we evaluate the economic viability of the property based on its geographic location, the credit quality of the third-party owner and other factors. By increasing the number of management and franchise contracts with third-party owners, we expect to increase overall return on invested capital and cash available for return to stockholders.

As of December 31, 2019, we had more than 2,570 hotels in our development pipeline that we expect to add as open hotels in our system, representing over 387,000 rooms under construction or approved for development throughout 116 countries and territories, including 35 countries and territories where we do not currently have any open hotels. All of the rooms in the development pipeline are within our management and franchise segment. Additionally, of the rooms in the development pipeline, 215,000 rooms were located outside the U.S., and 193,000 rooms were under construction. We do not consider any individual development project to be material to us.

Brexit

In June 2016, the U.K held a referendum in which voters approved an exit from the E.U. (commonly referred to as "Brexit"), which occurred on January 31, 2020. The effects of Brexit will depend on the final terms on which the U.K. will leave the E.U., including the terms of any trade agreements that will dictate the U.K.’s access to E.U. markets either during the transitional period, which has a deadline of December 31, 2020, or more permanently. While our results for the year ended December 31, 2019 were not materially affected by Brexit, the final outcomes are not yet certain. Brexit measures could potentially disrupt the markets we serve and cause tax and foreign currency volatility, which could have adverse effects on our business. We will continue to monitor the potential impact of Brexit on our business as the transitional period deadline approaches and the final terms of the U.K.'s exit are determined.

Other Developments

As of the date of this Annual Report on Form 10-K, it appears the reported coronavirus outbreak has largely been concentrated in China, although cases have been confirmed in other countries. The extent to which our future results are affected by the coronavirus will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among other.

Principal Components and Factors Affecting our Results of Operations

Revenues

Principal Components

We primarily derive our revenues from the following sources:

•Franchise and licensing fees. Represents fees earned in connection with the licensing of one of our brands. Under our franchise contracts, franchisees typically pay us franchise fees that include: (i) monthly royalty fees, generally based on a percentage of the hotel's monthly gross room revenue, and, in some cases, a percentage of gross food and beverage revenues and other revenues, as applicable; and (ii) application, initiation and other fees for when new hotels enter the system, when there is a change of ownership of a hotel or when contracts with properties already in our system are extended. We also earn licensing fees from a license agreement with HGV and strategic partnerships for the use of certain Hilton marks and IP. Consideration to incentivize hotel owners to enter into franchise contracts with us is amortized over the life of the applicable contract as a reduction to franchise and licensing fees.

•Base and incentive management fees. Represents fees earned in connection with the management of hotels. Terms of our management contracts vary, but our fees generally consist of a base fee, which is typically based on a percentage of the hotel's monthly gross revenue and, when applicable, an incentive fee, which is typically based on the hotel's operating profits and may be subject to a stated return threshold to the owner, normally over a one-calendar year period. Outside of the U.S., our fees are often more dependent on hotel profitability measures, either through a single management fee structure where the entire fee is based on a profitability measure, or because our two-tier fee structure is more heavily weighted toward the incentive fee than the base fee. Consideration to incentivize hotel owners to enter into management contracts with us is amortized over the life of the applicable contract as a reduction to base and other management fees.

•Owned and leased hotels. Represents revenues derived from hotel operations, including nightly hotel room sales, accommodations sold in conjunction with other services, food and beverage sales and other ancillary goods and services. These revenues are primarily derived from two categories of customers: transient and group. Transient guests are individual travelers who are traveling for business or leisure. Group guests are traveling for group events that reserve rooms for meetings, conferences or social functions sponsored by corporate, social, military, educational, religious or other organizations or associations. Group business usually includes a block of room accommodations, as well as other ancillary services, such as meeting facilities and catering and banquet services. A majority of our food and beverage sales and other ancillary services are provided to customers who are also occupying rooms at our hotels. As a result, occupancy affects all components of our owned and leased hotel revenues.

•Other revenues. Represents revenues generated by the incidental support of hotel operations for owned, leased, managed and franchised hotels, including our purchasing operations, and other operating income.

•Other revenues from managed and franchised properties. Represents amounts that are contractually reimbursed to us by property owners, either directly as we incur costs or indirectly through program fees billed and collected each month that are associated with certain costs and expenses supporting the operations of the related properties. The direct reimbursements by property owners are for payroll and related costs if the property employees are legally our responsibility, and certain other operating costs of the managed and franchised properties' operations. We have no legal responsibility for the employees or the liabilities associated with operating franchised properties. Revenues and expenses for these direct reimbursements have no net effect on operating income (loss) or net income (loss). The monthly program fee that hotel franchisees and property owners of hotels we manage pay is based on the underlying hotel's sales or usage and covers the costs of: (i) advertising, marketing and customer loyalty programs; (ii) internet, technology and reservation systems; and (iii) quality assurance programs. We are contractually required to use these fees solely for these programs.

Factors Affecting our Revenues

The following factors affect the revenues we derive from our operations:

•Consumer demand and global economic conditions. Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Among other factors, declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and adverse political conditions can lower the amount of management and franchise fee revenues we are able to generate and/or lower the revenues and profitability of our owned and leased operations. Further, competition for hotel guests and the supply of hotel services affect our ability to sustain or increase rates charged to customers at our hotels. Also, declines in hotel profitability during an economic downturn directly affect the incentive portion of our management fees, which is based on hotel profitability measures. As a result, changes in consumer demand and general business cycles have historically subjected and could in the future subject our revenues to significant volatility.

•Contracts with third-party owners and franchisees and relationships with developers. We depend on our long-term management and franchise contracts with third-party owners and franchisees for a significant portion of our management and franchise fee revenues. The success and sustainability of our management and franchise business depends on our ability to perform under our management and franchise contracts and maintain good relationships with third-party owners and franchisees. Our relationships with these third parties also generate new incremental opportunities for property development that can support our growth. Growth and maintenance of our hotel system and earning fees related to hotels in development are dependent on the ability of developers and owners to access capital for the development, maintenance and renovation of properties. We believe that we have good relationships with our third-party owners, franchisees and developers and are committed to the continued growth and development of these relationships. These relationships exist with a diverse group of owners, franchisees and developers and are not significantly concentrated with any one particular third party.

Expenses

Principal Components

We primarily incur the following expenses:

•Owned and leased hotels. Reflects the operating expenses of our consolidated owned and leased hotels, including room expense, food and beverage costs, other support costs and property expenses. Room expense includes compensation costs for housekeeping, laundry and front desk staff, as well as supply costs for guest room amenities and laundry. Food and beverage costs include costs for wait and kitchen staff and food and beverage inventory. Other support expenses consist of costs associated with property-level management; utilities; sales and marketing; operating hotel spas, telephones, parking and other guest recreation; entertainment; and other services. Property expenses include property taxes, repairs and maintenance, rent and insurance.
•Depreciation and amortization. These are non-cash expenses that primarily consist of: (i) amortization of intangible assets that were recorded at their fair value at the time of the October 24, 2007 transaction whereby we became a wholly owned subsidiary of affiliates of The Blackstone Group Inc. (formerly known as The Blackstone Group L.P.) ("Blackstone"), which include management and franchise contracts, leases and our Hilton Honors guest loyalty program intangible; (ii) amortization of capitalized software costs; and (iii) depreciation of property and equipment, such as buildings and furniture and equipment that are used in corporate operations or at our consolidated owned and leased hotels.

•General and administrative. Consists primarily of compensation expense for our corporate staff and personnel supporting our business segments; professional fees, including consulting, audit and legal fees; travel and entertainment expenses; bad debt expenses for uncollected management, franchise and other fees; and administrative and related expenses.

•Other expenses. Consists of expenses incurred by our purchasing operations and other ancillary businesses, along with other operating expenses of the business.

•Other expenses from managed and franchised properties. Represents certain costs and expenses that are contractually reimbursed to us by property owners for payroll and related costs for properties that we manage where the property employees are legally our responsibility, or paid from program fees collected from properties for certain other operating costs of the managed and franchised properties' operations, including those related to our brand and shared service programs. We are contractually required to use these fees solely for these programs. We have no legal responsibility for the employees or the liabilities associated with operating franchised properties or certain of our foreign managed properties.

Factors Affecting our Costs and Expenses

The following are principal factors that affect the costs and expenses we incur in the course of our operations:

•Fixed expenses. Many of the expenses associated with owning and leasing hotels are relatively fixed. These expenses include personnel costs, rent, property taxes, insurance and utilities. If we are unable to decrease these costs significantly or rapidly when demand for our hotels and other properties decreases, the resulting decline in our revenues can have an adverse effect on our net cash flows, margins and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results of our ownership segment more significantly than the results of our management and franchise segment due to the high fixed costs associated with operating an owned or leased hotel. Employees at some of our owned and leased hotels are parties to collective bargaining agreements that may also limit our ability to make timely staffing or labor changes in response to declining revenues. In addition, any efforts to reduce costs, including the deferral or cancellation of capital improvements, could adversely affect the economic value of our hotels and brands. Additionally, the general and administrative expenses of operating a global business also include fixed personnel costs, rent, property taxes, insurance and utilities. The effectiveness of any cost-cutting efforts related to owning and leasing hotels or corporate operations is limited by the amount of inherent fixed costs. However, we have taken steps to reduce our fixed costs to levels we believe are appropriate to maximize profitability and respond to market conditions, while continuing to optimize our customers' experience and the value of our hotels and brands.

•Changes in depreciation and amortization expense. We capitalize costs associated with certain software development projects and, as those projects are completed and placed into service, amortization expense will increase. Additionally, changes in depreciation expense may be driven by renovations of existing hotels, acquisition or development of new hotels, the disposition of existing hotels through sale or closure or changes in estimates of the useful lives of our assets. As we place new assets into service, we will be required to recognize additional depreciation expense on those assets.

Other Items

Effect of foreign currency exchange rate fluctuations

Significant portions of our operations are conducted in functional currencies other than our reporting currency, which is USD, and we have assets and liabilities, including those that are payable or receivable by consolidated subsidiaries, denominated in a variety of foreign currencies. As a result, we are required to translate the results of those operations, assets and liabilities from the functional currency into USD at market-based foreign currency exchange rates for each reporting period. When comparing our results of operations between periods, there may be material portions of the changes in our revenues or expenses that are derived from fluctuations in foreign currency exchange rates experienced between those periods. We hedge foreign exchange-based cash flow variability in certain of our fees using forward contracts designated as hedging instruments. We also hold short-term forward contracts to offset exposure to fluctuations in certain of our foreign currency denominated cash balances, primarily related to our intercompany financing arrangements and we elected not to designate these forward contracts as hedging instruments.

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

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. Of the 6,055 hotels in our system as of December 31, 2019, 4,556 hotels were classified as comparable hotels. Our 1,499 non-comparable hotels included 255 hotels, or approximately four percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were not available.

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

References to RevPAR, ADR and occupancy are presented on a comparable basis, and references to RevPAR and ADR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the years ended December 31, 2019 and 2018 use the exchange rates for the year ended December 31, 2019.

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

Results of Operations
The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Year Ended	Variance
	December 31, 2019	2019 vs. 2018
U.S.
Occupancy	76.2%	0.3%	pts.
ADR	$148.70	0.3%
RevPAR	$113.36	0.7%

Americas (excluding U.S.)
Occupancy	70.5%	0.3%	pts.
ADR	$122.13	0.6%
RevPAR	$86.15	1.0%

Europe
Occupancy	77.5%	1.2%	pts.
ADR	$139.97	1.4%
RevPAR	$108.46	3.0%

MEA
Occupancy	73.8%	1.9%	pts.
ADR	$144.66	(5.5)%
RevPAR	$106.70	(3.0)%

Asia Pacific
Occupancy	72.4%	0.6%	pts.
ADR	$123.72	(1.8)%
RevPAR	$89.58	(0.9)%

System-wide
Occupancy	75.7%	0.5%	pts.
ADR	$144.79	0.1%
RevPAR	$109.65	0.8%

For the year ended December 31, 2019, we experienced modest system-wide RevPAR growth, largely driven by occupancy growth. Continued strength in Europe resulted primarily from ADR and occupancy growth in southern Europe, particularly Italy and Turkey, which was partially offset by rate declines in Russia. In the Americas (excluding U.S.), results were attributable to both ADR and occupancy growth in Colombia and Brazil, offset by decreases in RevPAR in Canada and Mexico. RevPAR growth in the U.S. was primarily a result of group performance. Asia Pacific results were primarily driven by declining RevPAR in China resulting from the continued economic slowdown, international trade challenges and the protests in Hong Kong. Also contributing to Asia Pacific results was declining RevPAR in Australia, which was offset by RevPAR growth in Japan, Malaysia and India. MEA experienced a decline in RevPAR resulting from decreased ADR in United Arab Emirates, partially offset by improved results in Egypt and Saudi Arabia.

The table below provides a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2019	2018
	(in millions)
Net income	$886	$769
Interest expense	414	371
Income tax expense	358	309
Depreciation and amortization	346	325
EBITDA	2,004	1,774
Gain on sale of assets, net	(81)	—
Loss on foreign currency transactions	2	11
FF&E replacement reserves	59	50
Share-based compensation expense	154	127
Amortization of contract acquisition costs	29	27
Net other expenses from managed and franchised properties	77	85
Other adjustment items(1)	64	27
Adjusted EBITDA	$2,308	$2,101
____________
(1)For the year ended December 31, 2019 includes impairment losses and, for all periods, includes expenses recognized in connection with the refinancings and repayments of the senior secured credit facilities, severance and other items.

Revenues

	Year Ended December 31,		Percent Change
	2019	2018	2019 vs. 2018
	(in millions)
Franchise and licensing fees	$1,681	$1,530	9.9

Base and other management fees	$332	$321	3.4
Incentive management fees	230	235	(2.1)
Total management fees	$562	$556	1.1

Our franchise and licensing fees and management fees increased primarily as a result of the addition of new properties to our management and franchise segment. Including new development and ownership type transfers, from January 1, 2018 to December 31, 2019, we added 827 managed and franchised properties on a net basis, providing an additional 116,499 rooms to our management and franchise segment. As new hotels stabilize in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods.

Franchise fees from our comparable franchised properties increased as a result of increased RevPAR of 0.6 percent due to increases in both ADR and occupancy. Licensing and other fees increased $69 million, which included an increase in termination fees of $17 million, primarily related to the redevelopment of a franchised hotel.

Management fees increased despite unfavorable foreign currency exchange rates, which decreased revenues by $8 million. On a currency neutral basis, base and other management fees increased as a result of an increase in RevPAR at our comparable managed hotels of 0.8 percent and termination fees that were recognized in 2019, while incentive management fees remained flat.

	Year Ended December 31,		Percent Change
	2019	2018	2019 vs. 2018
	(in millions)
Owned and leased hotels	$1,422	$1,484	(4.2)

Owned and leased hotel revenues decreased primarily as a result of unfavorable fluctuations in foreign currency exchange rates, which decreased revenues by $54 million. On a currency neutral basis, revenues at our comparable owned and leased hotels increased $31 million due to an increase in RevPAR of 3.5 percent, driven by increases in both ADR and occupancy. On a currency neutral basis, revenues at our non-comparable owned and leased hotels decreased by $39 million on a net basis primarily due to leased hotels converting to managed or franchised hotels and the sale of the Hilton Odawara Resort & Spa ("Hilton Odawara"), which subsequently became a managed hotel, during the year, as well as hotels that were under renovation during 2019, partially offset by increases in revenues from hotels that were under renovation in 2018.

	Year Ended December 31,		Percent Change
	2019	2018	2019 vs. 2018
	(in millions)
Other revenues	$101	$98	3.1

Other revenues increased primarily due to an increase in revenues from our purchasing operations.

Operating Expenses

	Year Ended December 31,		Percent Change
	2019	2018	2019 vs. 2018
	(in millions)
Owned and leased hotels	$1,254	$1,332	(5.9)

Owned and leased hotel expenses decreased primarily as a result of fluctuations in foreign currency exchange rates, which decreased expenses by $54 million. On a currency neutral basis, owned and leased hotel expenses decreased due to a $27 million decrease in expenses at our non-comparable hotels resulting from leased hotels converting to managed or franchised hotels and the sale of the Hilton Odawara, partially offset by increases in expenses from hotels that were under renovation in 2018. The decrease in expenses at our non-comparable hotels was partially offset by a slight increase in expenses at our comparable hotels due to increased occupancy.

	Year Ended December 31,		Percent Change
	2019	2018	2019 vs. 2018
	(in millions)
Depreciation and amortization	$346	$325	6.5
General and administrative	441	443	(0.5)
Other expenses	72	51	41.2

The increase in depreciation and amortization expense was primarily due to an increase in amortization expense, as a result of capitalized software costs that were placed into service from January 1, 2018 to December 31, 2019.

General and administrative expenses decreased primarily as a result of a decrease in general corporate expenses partially offset by an increase in share-based compensation costs driven by Company performance.

Other expenses increased as a result of impairment losses recognized in 2019 and an increase in expenses from our purchasing operations.

Gain on sale of assets, net

	Year Ended December 31,		Percent Change
	2019	2018	2019 vs. 2018
	(in millions)
Gain on sale of assets, net	$81	$—	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

In September 2019, we recognized a gain upon completion of the sale of the Hilton Odawara. See Note 3: "Disposal" in our consolidated financial statements for additional information.

Non-operating Income and Expenses

	Year Ended December 31,		Percent Change
	2019	2018	2019 vs. 2018
	(in millions)
Interest expense	$(414)	$(371)	11.6
Loss on foreign currency transactions	(2)	(11)	(81.8)
Other non-operating income, net	3	28	(89.3)
Income tax expense	(358)	(309)	15.9

The increase in interest expense was primarily due to the issuances of the $1.0 billion 4.875% Senior Notes due 2030 (the "2030 Senior Notes") in June 2019 and the $1.5 billion 5.125% Senior Notes due 2026 (the "2026 Senior Notes") in April 2018. The increased interest expense due to debt issuances was partially offset by decreased interest expense related to our senior secured term loan facility (the "Term Loans"), as a result of the reduction of the interest rate in December 2018 and principal repayments of $500 million and $800 million during 2019 and 2018, respectively. See Note 9: "Debt" in our consolidated financial statements for additional information on our indebtedness.

The losses on foreign currency transactions primarily resulted from certain intercompany financing arrangements, including short-term cross-currency intercompany loans, with the Australian dollar ("AUD") and the euro ("EUR") having the most significant effect during the year ended December 31, 2019. For the year ended December 31, 2018, the changes were related to AUD, EUR and the British pound.

Other non-operating income, net decreased primarily due to a loss that was recognized during the year ended December 31, 2019 on the disposal of an unconsolidated real estate investment and a gain that was recognized during the year ended December 31, 2018 on the refinancing of a loan we issued to finance the construction of a hotel that we manage. Additionally, other non-operating income, net during the years ended December 31, 2019 and 2018 included expenses recognized in connection with the refinancings and repayments of our senior secured credit facilities.

The increase in income tax expense was primarily attributable to an increase in income before income taxes and the sale of the Hilton Odawara, which were partially offset by: (i) the adjustments to provisional amounts related to the Tax Cuts and Jobs Act of 2017 and (ii) the tax effect of a stock distribution of one of our subsidiaries, which were recognized in 2018. See Note 13: "Income Taxes" in our consolidated financial statements for additional information.

Segment Results

Refer to Note 18: "Business Segments" in our consolidated financial statements for reconciliations of revenues for our reportable segments to consolidated amounts and of segment operating income to income before income taxes. We evaluate our business segment operating performance using operating income, without allocating other revenues and expenses or general and administrative expenses.

Refer to "—Revenues" for further discussion of the increases in revenues from our managed and franchised properties, which is correlated to our management and franchise segment revenues and segment operating income. Refer to "—Revenues"

and "—Operating Expenses" for further discussion of the changes in revenues and operating expenses at our owned and leased hotels, which is correlated with our ownership segment revenues and operating income.

Liquidity and Capital Resources

Overview

As of December 31, 2019, we had total cash and cash equivalents of $630 million, including $92 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance related to cash collateral on our self-insurance programs and cash held for FF&E reserves.

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

We have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases. Within the framework of our investment policy, we finance our business activities primarily with existing cash and cash generated from our operations. We believe that this cash and, from time-to-time, the use of our senior secured revolving credit facility (the "Revolving Credit Facility"), will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments for the foreseeable future. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs.

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

During the year ended December 31, 2019, we returned over $1.7 billion to shareholders by repurchasing 16.9 million shares of our common stock for $1.5 billion and paying dividends of $172 million, which were both funded principally with borrowings and available cash. As of December 31, 2019, approximately $515 million remained available for share repurchases under our $3.5 billion stock repurchase program.

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Year Ended December 31,		Percent Change
	2019	2018	2019 vs. 2018
	(in millions)
Net cash provided by operating activities	$1,384	$1,255	10.3
Net cash used in investing activities	(123)	(131)	(6.1)
Net cash used in financing activities	(1,113)	(1,300)	(14.4)

Operating Activities

Cash flows from operating activities were primarily generated from management and franchise fee revenue and operating income from our owned and leased hotels.

The $129 million increase in net cash provided by operating activities was primarily the result of improved operating results from our management and franchise business, including net property additions and an increase in licensing and other fees. The increase was partially offset by increases in cash paid for interest and income taxes.

Investing Activities

For the years ended December 31, 2019 and 2018, net cash used in investing activities consisted primarily of capital expenditures for property and equipment and capitalized software costs. Our capital expenditures for property and equipment primarily consisted of expenditures related to our corporate facilities and the renovation of hotels in our ownership segment. Our capitalized software costs related to various systems initiatives, for the benefit of both our hotel owners and our overall corporate operations. Additionally, cash used for investing activities during the year ended December 31, 2019 was offset by the proceeds from the sale of the Hilton Odawara and, during the year ended December 31, 2018, by the repayment of a loan we issued that financed the construction of a hotel that we manage.

Financing Activities

The decrease in net cash used in financing activities was primarily attributable to a decrease in repurchases of common stock due to the 2018 repurchases of shares from HNA Tourism Group Co., Ltd and certain affiliates of Blackstone as part of the full divestiture of their respective investments in Hilton, as well as a decrease in repayments on the Term Loans of $300 million. The decrease in net cash used was partially offset by a $500 million decrease in proceeds received from the $1.0 billion senior notes issuance in June 2019 when compared to the $1.5 billion senior notes issuance in April 2018. Additionally, the year ended December 31, 2019 included net proceeds of $195 million from borrowings under the Revolving Credit Facility.

Debt and Borrowing Capacity

As of December 31, 2019, our total indebtedness, excluding unamortized deferred financing costs and discount, was approximately $8.1 billion. For additional information on our total indebtedness, availability under our Revolving Credit Facility and guarantees on our debt, refer to Note 9: "Debt" and Note 22: "Condensed Consolidating Guarantor Financial Information" in our consolidated financial statements.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Long-term debt(1)	$10,107	$343	$686	$1,862	$7,216
Finance leases(2)	319	51	75	59	134
Operating leases(3)	1,518	178	315	235	790
Other commitments	257	59	133	43	22
Total contractual obligations	$12,201	$631	$1,209	$2,199	$8,162
____________
(1)Includes principal, as well as estimated interest payments, and excludes finance lease liabilities. For our variable-rate debt, we have assumed a weighted average constant 30-day LIBOR rate of 1.79 percent as of December 31, 2019.
(2)Includes estimated interest payments using a weighted average interest rate of 5.83 percent as of December 31, 2019.
(3)Includes imputed interest using a weighted average interest rate of 3.76 percent as of December 31, 2019.

The total amount of unrecognized tax benefits as of December 31, 2019 was $395 million. This amount is excluded from the table above because these unrecognized tax benefits are uncertain and subject to the findings of the taxing authorities in the jurisdictions where we are subject to taxation. It is possible that the amount of the liability for unrecognized tax benefits could change. Refer to Note 13: "Income Taxes" in our consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of December 31, 2019 included letters of credit of $60 million and guarantees with possible cash outlays of approximately $20 million for estimated probable exposure. Additionally, we enter into purchase commitments in the normal course of business for which we are reimbursed by the owners of our managed and franchised hotels to operate our marketing, sales and brand programs. These obligations have minimal or no net effect on our future cash flows. See Note 19: "Commitments and Contingencies" in our consolidated financial statements for additional information.

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

Impairment of Certain Finite-Lived Assets

If we determine there are indicators of impairment, we evaluate the carrying value of our specifically identifiable lease intangible assets, ROU assets and property and equipment for potential impairment, as an asset group, if we determine there are indicators of impairment by comparing the expected undiscounted future cash flows to the net carrying value of the assets.

As part of the process described above, we exercise judgment to:

•determine if there are indicators of impairment present. Factors we consider when making this determination include assessing the overall effect of trends in the hospitality industry and the general economy, regional performance and expectations, historical experience, capital costs and other asset-specific information;

•determine the projected undiscounted future cash flows when indicators of impairment are present. Judgment is required when developing projections of future revenues and expenses based on estimated growth rates over the expected useful life of the asset group. Forward-looking growth rate estimates are based on historical operating results, as well as various internal projections and external sources; and

•determine the asset group fair value when required. In determining the fair value, we often use internally-developed discounted cash flow models, as well as appraisals, recent similar transactions in the market and, if appropriate and available, current estimated net sales proceeds from pending offers. Assumptions used in the discounted cash flow models include estimating cash flows, which may require us to adjust for specific market conditions, as well as capitalization rates, which are based on location, property or asset type, market-specific dynamics and overall economic performance. The discount rate applied to forward-looking projections takes into account our weighted average cost of capital according to our capital structure and other market specific considerations.

As of December 31, 2019, we had $114 million, $867 million and $380 million of other lease intangible assets net, operating lease right-of-use assets and property and equipment, net, respectively. Changes in estimates and assumptions used in our impairment testing could result in future impairment losses, which could be material.

Leases

We record lease liabilities as the present value of the future minimum lease payments using a discount rate that is either the rate implicit in the lease, if available, or our incremental borrowing rate, adjusted for collateral. The collateralized incremental borrowing rate is estimated on a portfolio basis and reflects factors such as the term of the lease and the currency in which the lease payments will be made. The determination of the estimate of lease liabilities utilizes various assumptions that require judgment, including our adjustment for collateral, economic factors, including currency data, and our credit risk. The ROU asset is measured at the amount of the lease liability, with applicable adjustments. Refer to Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our consolidated financial statements for additional information.

As of December 31, 2019, we had $1.4 billion of lease liabilities. If circumstances arise, such as a modification of an existing lease, that require the reassessment of the collateralized incremental borrowing rate, changes in the estimates previously used for such a modified arrangement could result in material changes to our lease liabilities.

Hilton Honors

Hilton Honors records a point redemption liability for amounts received from participating hotels and program partners in an amount equal to the estimated cost per point of the future redemption obligation. We engage outside actuaries to assist in determining the fair value of the future award redemption obligation using statistical formulas that project future point redemptions based on factors that require judgment, including an estimate of "breakage" (points that will never be redeemed), an estimate of the points that will eventually be redeemed and the cost of the points to be redeemed. The cost of the points to be redeemed includes further estimates of available room nights, occupancy rates, room rates and any devaluation or appreciation of points based on changes in reward prices or changes in points earned per stay. Any amounts received from participating hotels and program partners in excess of the actuarial determined cost per point are recorded as deferred revenue and recognized as revenue upon point redemption.

In addition to the Hilton Honors fees we receive from hotel owners to operate the program, we earn fees from co-brand credit card arrangements for the use of our IP license and the issuance of Hilton Honors points. The allocation of the overall fees from the co-brand credit card arrangements between the IP license and the Hilton Honors points is based on their estimated standalone selling prices. The estimated standalone selling price of the IP license is determined using a relief-from-royalty valuation method using statistical formulas based on factors that require significant judgment, including estimates of credit card usage, an appropriate royalty rate and a discount rate to be applied to the projected cash flows. The estimated standalone selling price of the future reward redemptions of Hilton Honors points under the co-brand credit card arrangements is calculated using a discounted cash flow analysis with the same assumptions as the point redemption liability discussed above, adjusted for an appropriate margin.

As of December 31, 2019, we had a $1,859 million liability for guest loyalty program, including $799 million reflected as a current liability, and deferred revenues related to Hilton Honors of $396 million, including $161 million reflected as a current liability. Changes in the estimates used in developing our breakage rate or other expected future program operations could result in material changes to our liability for guest loyalty program and deferred revenues.

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

We use a prescribed more-likely-than-not recognition threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return if there is uncertainty in income taxes recognized in the consolidated financial statements. When determining the amount of tax benefit to be recognized, we assume, among other items, the position will be examined, the examiner will have all relevant information and the evaluation of the position should be based on its technical merits. Further, estimates based on a tax position’s technical merits and amounts we would ultimately accept in a negotiated settlement with the tax authorities are used to measure the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Changes to these assumptions and estimates can lead to an additional income tax benefit (expense), which could materially affect our consolidated financial statements.

Legal Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. An estimated loss from a loss contingency will be accrued as a charge to income if it is probable and the amount of the loss can be reasonably estimated. Significant judgment is required when we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially affect our consolidated financial statements.

Consolidation

We use judgment when evaluating whether we have a controlling financial interest in an entity, including the assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests in an entity that are not controllable through voting interests. If an entity in which we hold an interest is considered to be a VIE, we use judgment evaluating whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interests in the entity. Changes to judgments used in evaluating our partnerships and other investments could materially affect our consolidated financial statements.

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

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate debt. We are most vulnerable to changes in one-month LIBOR, as the interest rate on our variable-rate debt is based on this index. We use interest rate swaps in order to maintain an appropriate level of exposure to interest rate variability. As of December 31, 2019, we held interest rate swaps through which we receive one-month LIBOR and pay a fixed rate on a portion of the Term Loans. We elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

The following table sets forth the contractual maturities and the total fair values as of December 31, 2019 for our financial instruments that are materially affected by interest rate risk, including long-term debt and an interest rate swap. For long-term debt, the table presents contractual maturities and related weighted average interest rates. For the interest rate swap, the table presents the notional amount and weighted average interest rate by contractual maturity date. Fixed rates are the weighted average actual rates, and variable rates are the weighted average market rates prevailing as of December 31, 2019:

	Maturities by Period
	2020	2021	2022	2023	2024	Thereafter	Carrying Value	Fair Value
	(in millions, excluding interest rates)
Long-term debt:
Fixed-rate long-term debt(1)(2)	$—	$—	$—	$—	$988	$3,953	$4,941	$5,230
Weighted average interest rate							4.78%
Variable-rate long-term debt(2)	$—	$—	$—	$—	$195	$2,595	$2,790	$2,834
Weighted average interest rate							3.50%
Interest rate swap:
Variable to fixed(3)(4)	$—	$—	$1,600	$—	$—	$—	$1,600	$15
Variable interest rate payable(5)							1.79%
Fixed interest rate receivable(6)							1.98%
____________
(1)Excludes finance lease liabilities with a carrying value of $245 million and debt of consolidated VIEs with a carrying value of $17 million as of December 31, 2019.
(2)Carrying value includes unamortized deferred financing costs and discount.
(3)The carrying value balance reflects the notional amount. We measure our derivative instruments at fair value and, as of December 31, 2019, this interest rate swap was in a liability position.
(4)Excludes an interest rate swap agreement with a notional amount of $1.6 billion, which swaps one-month LIBOR on the Term Loans to a fixed rate of 3.03 percent, with a term for the period from March 2022 to March 2023. The interest rate swap had a liability fair value of $22 million as of December 31, 2019.
(5)Represents the estimated interest rate payable.
(6)Represents the estimated interest rate receivable.

Refer to Note 11: "Fair Value Measurements" in our consolidated financial statements for additional information on the fair value measurements of our derivatives and financial assets and liabilities.

Foreign Currency Exchange Rate Risk

We conduct business in various currencies and are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. Our principal exposure results from management and franchise fees earned in foreign currencies and revenues from our international leased hotels, partially offset by foreign operating expenses. The value of these revenues and expenses could change materially in reference to the functional currencies of the exposed entities and to our reporting currency, USD. We also have exposure from our international financial assets and liabilities, including certain intercompany loans not deemed to be permanently invested, the value of which could change materially in reference to the functional currencies of the exposed entities. As of December 31, 2019, our largest net exposures were to AUD and EUR.

We use forward contracts designated as cash flow hedges to offset exposure from foreign currency exchange rate risks associated with our management and franchise fees denominated in certain foreign currencies. We use forward contracts not designated as hedging instruments to offset exposure to foreign currency exchange rate fluctuations in certain cash and intercompany loan balances. We do not consider the fair value of earnings effect of these forward contracts to be material to our consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data

Management's Report on Internal Control Over Financial Reporting

Management of Hilton Worldwide Holdings Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles ("GAAP"). The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the Company that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.

Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2019. The report is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Hilton Worldwide Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hilton Worldwide Holdings Inc.'s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hilton Worldwide Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Hilton Worldwide Holdings Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity, for each of the three years in the period ended December 31, 2019 of the Company and the related notes, and our report dated February 11, 2020 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP

Tysons, Virginia
February 11, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Hilton Worldwide Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hilton Worldwide Holdings Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2020 expressed an unqualified opinion thereon.

Adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842)

As discussed in Note 2 to the financial statements, the Company changed its method for accounting for leases due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the amendments in ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, on January 1, 2019 using a modified-retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for the Loyalty Program
Description of the Matter
The Company recognized $239 million of revenues during the year ended December 31, 2019 and had deferred revenue of $396 million as of December 31, 2019 associated with the Hilton Honors guest loyalty and marketing program (the “Loyalty Program”). As discussed in Note 4 to the consolidated financial statements, the Company has a performance obligation to provide or arrange for the provision of goods or services for free or at a discount to Hilton Honors members in exchange for the redemption of points earned based on their spending at participating properties and through participation in affiliated partner programs. The consideration for the Loyalty Program is received from hotel properties or other program partners at the time points are earned by Hilton Honors members. Such amounts are recognized as revenue when points are redeemed and the related performance obligation is met based upon the estimated standalone selling price per point.

Auditing Loyalty Program results is complex due to: (1) the complexity of models and high volume of data used to monitor and account for the Loyalty Program results, and (2) the complexity of estimating the standalone selling price per Loyalty Program point, including the estimated breakage rate of Loyalty Program points. Such estimates are complex given the significant estimation associated with redemption activity.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of accounting for the Hilton Honors during the year. For example, we tested controls over management’s review of the assumptions and data inputs utilized by outside actuaries in assisting the Company with estimating the ultimate estimated redemption cost and breakage rate of Loyalty Program points and management's review of monthly activity and data inputs to their accounting model.

To test the recognition of revenues and costs associated with the Loyalty Program, we involved specialists on our team and performed audit procedures that included, among others, testing the clerical accuracy and consistency with US GAAP of the accounting model developed by the Company to recognize revenue and costs associated with the Loyalty Program, and testing significant inputs into the accounting model, including the estimated standalone selling price and recognition of points earned and redeemed during the period whereby we involved our actuarial professionals to assist in our testing procedures. We evaluated management’s methodology for estimating the breakage of Loyalty Program points, as well as tested underlying data and actuarial assumptions used in estimating the breakage rate.

Accounting for Income Taxes
Description of the Matter
The Company recognized income tax expense of $358 million during the year ended December 31, 2019, and unrecognized tax benefits of $395 million as of December 31, 2019. As discussed in Note 13 to the consolidated financial statements, the Company’s unrecognized tax benefits relate to, among others, uncertainty regarding affirmative refund claims submitted to the Internal Revenue Service during 2019, calculations of certain tax deductions claimed, and the valuation of certain tax assets in the United States and the United Kingdom. Further, as discussed in Note 13 to the consolidated financial statements, the Company has recognized tax positions of $817 million as of December 31, 2019 for which the Internal Revenue Service has made proposed adjustments through the issuance of a Revenue Agents Report, for which the Company has reserved $58 million.

Auditing the accounting for income taxes is complex as a result of: (1) operations in multiple foreign tax jurisdictions and international restructuring transactions, (2) the judgment and estimation associated with both the identification and measurement of the Company's unrecognized tax benefits, including its evaluation of the technical merits related to matters for which no reserves or partial reserves have been recorded, and (3) the significant estimation associated with the measurement of unrecognized tax benefits outstanding as of the balance sheet date.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of accounting for income taxes, including unrecognized tax benefits, during the year. For example, we tested management’s controls over the review of tax positions taken by the Company to determine whether they met the threshold for recognition within the consolidated financial statements.

To test the recognition of the Company’s unrecognized tax benefits and measurement of unrecognized tax benefits, we involved tax professionals with specialized skills and knowledge to assess the technical merits of the Company’s tax positions and performed audit procedures that included, among others, evaluation of communications with relevant taxing authorities, evaluation of whether management appropriately considered new information that could significantly change the recognition, measurement or disclosure of the unrecognized tax benefits, and testing the assumptions used by management in estimating the valuation of any associated liability.

Accounting for Other Expenses from Managed and Franchised Properties and General and Administrative Expenses
Description of the Matter	The Company recognized Other expenses from managed and franchised properties of $5,763 million and General and administrative expenses of $441 million during the year ended December 31, 2019. As discussed in Note 2 to the consolidated financial statements, the Company incurs certain direct and indirect expenses that are for the benefit of, and contractually reimbursable from, hotel owners. Such amounts (“Cost Reimbursements”) are recorded in the period in which the expense is incurred as Other expenses from managed and franchised properties and the accounting for indirect cost reimbursements includes judgment with respect to the allocation of certain costs between reimbursable and non-reimbursable.

Auditing the classification of indirect reimbursements recognized within Other expenses from managed and franchised properties and General and administrative expenses is complex as a result of: (1) judgment associated with testing management’s conclusions regarding the allocation of costs between reimbursable and non-reimbursable expenses, presented as Other expenses from managed and franchised properties and General and administrative expenses, respectively, (2) the complexity associated with allocating indirect expenses due to the high volume of data utilized by management in establishing and maintaining allocations for indirect expenses, and (3) incentives for management to limit the growth in General and administrative expenses due to the impact on publicly disclosed earnings metrics.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of accounting for Cost Reimbursements, General and administrative expenses, and the process for allocating indirect reimbursement expenses during the year. For example, we tested management’s controls over the review of the allocation of certain indirect costs to determine if they were appropriately classified.
To test the recognition of Cost Reimbursements for appropriate classification, we performed audit procedures that included, among others: testing a sample of transactions that were classified within Other expenses from managed and franchised properties in order to evaluate the appropriate accounting treatment and reasonableness of classification; comparing budgeted amounts to prior allocations and evaluating the reasonableness of any resulting material changes to allocations of indirect expenses; performing analytic procedures over Other expenses from managed and franchised properties and General and administrative expenses in order to identify indicators of material errors in the classification of expenses based on established trends and expectations; and testing material manual journal entries made to Other expenses from managed and franchised properties and General and administrative expenses.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.

Tysons, Virginia
February 11, 2020

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$538	$403
Restricted cash and cash equivalents	92	81
Accounts receivable, net of allowance for doubtful accounts of $44 and $42	1,261	1,150
Prepaid expenses	130	160
Other	72	189
Total current assets (variable interest entities – $100 and $90)	2,093	1,983
Intangibles and Other Assets:
Goodwill	5,159	5,160
Brands	4,877	4,869
Management and franchise contracts, net	780	872
Other intangible assets, net	421	415
Operating lease right-of-use assets	867	—
Property and equipment, net	380	367
Deferred income tax assets	100	90
Other	280	239
Total intangibles and other assets (variable interest entities – $179 and $178)	12,864	12,012
TOTAL ASSETS	$14,957	$13,995
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$1,703	$1,549
Current maturities of long-term debt	37	16
Current portion of deferred revenues	332	350
Current portion of liability for guest loyalty program	799	700
Total current liabilities (variable interest entities – $64 and $56)	2,871	2,615
Long-term debt	7,956	7,266
Operating lease liabilities	1,037	—
Deferred revenues	827	826
Deferred income tax liabilities	795	898
Liability for guest loyalty program	1,060	969
Other	883	863
Total liabilities (variable interest entities – $260 and $263)	15,429	13,437
Commitments and contingencies – see Note 19
Equity (Deficit):
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 333,159,770 issued and 278,985,125 outstanding as of December 31, 2019 and 332,105,163 issued and 294,815,890 outstanding as of December 31, 2018	3	3
Treasury stock, at cost; 54,174,645 shares as of December 31, 2019 and 37,289,273 shares as of December 31, 2018	(4,169)	(2,625)
Additional paid-in capital	10,489	10,372
Accumulated deficit	(5,965)	(6,417)
Accumulated other comprehensive loss	(840)	(782)
Total Hilton stockholders' equity (deficit)	(482)	551
Noncontrolling interests	10	7
Total equity (deficit)	(472)	558
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$14,957	$13,995

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Franchise and licensing fees	$1,681	$1,530	$1,321
Base and other management fees	332	321	324
Incentive management fees	230	235	222
Owned and leased hotels	1,422	1,484	1,432
Other revenues	101	98	105
	3,766	3,668	3,404
Other revenues from managed and franchised properties	5,686	5,238	4,727
Total revenues	9,452	8,906	8,131

Expenses
Owned and leased hotels	1,254	1,332	1,269
Depreciation and amortization	346	325	336
General and administrative	441	443	439
Other expenses	72	51	56
	2,113	2,151	2,100
Other expenses from managed and franchised properties	5,763	5,323	4,899
Total expenses	7,876	7,474	6,999

Gain on sale of assets, net	81	—	—

Operating income	1,657	1,432	1,132

Interest expense	(414)	(371)	(351)
Gain (loss) on foreign currency transactions	(2)	(11)	3
Loss on debt extinguishment	—	—	(60)
Other non-operating income, net	3	28	29

Income before income taxes	1,244	1,078	753

Income tax benefit (expense)	(358)	(309)	336

Net income	886	769	1,089
Net income attributable to noncontrolling interests	(5)	(5)	(5)
Net income attributable to Hilton stockholders	$881	$764	$1,084

Earnings per share:
Basic	$3.07	$2.53	$3.34
Diluted	$3.04	$2.50	$3.32

Cash dividends declared per share	$0.60	$0.60	$0.60

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$886	$769	$1,089
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $(8), $6 and $32	(4)	(70)	162
Pension liability adjustment, net of tax of $3, $3 and $(8)	(9)	(9)	22
Cash flow hedge adjustment, net of tax of $15, $(8) and $(7)	(45)	22	13
Total other comprehensive income (loss)	(58)	(57)	197

Comprehensive income	828	712	1,286
Comprehensive income attributable to noncontrolling interests	(5)	(5)	(5)
Comprehensive income attributable to Hilton stockholders	$823	$707	$1,281

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2019	2018	2017
Operating Activities:
Net income	$886	$769	$1,089
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of contract acquisition costs	29	27	17
Depreciation and amortization	346	325	336
Gain on sale of assets, net	(81)	—	—
Loss (gain) on foreign currency transactions	2	11	(3)
Loss on debt extinguishment	—	—	60
Share-based compensation	154	127	121
Amortization of deferred financing costs and other	16	16	15
Distributions from unconsolidated affiliates	2	4	1
Deferred income taxes	(20)	(14)	(729)
Contract acquisition costs	(90)	(103)	(75)
Changes in operating assets and liabilities:
Accounts receivable, net	(105)	(161)	(204)
Prepaid expenses	6	(39)	(11)
Other current assets	15	13	(24)
Accounts payable, accrued expenses and other	99	148	(17)
Change in operating lease right-of-use assets	43	—	—
Change in operating lease liabilities	(80)	—	—
Change in deferred revenues	(17)	(18)	334
Change in liability for guest loyalty program	191	207	29
Change in other liabilities	(14)	(53)	(95)
Other	2	(4)	5
Net cash provided by operating activities	1,384	1,255	849
Investing Activities:
Capital expenditures for property and equipment	(81)	(72)	(58)
Payments received on other financing receivables	3	50	7
Proceeds from asset disposition	120	—	—
Capitalized software costs	(124)	(87)	(75)
Other	(41)	(22)	(21)
Net cash used in investing activities	(123)	(131)	(147)
Financing Activities:
Borrowings	2,200	1,676	1,824
Repayment of debt	(1,547)	(1,005)	(1,860)
Debt issuance costs and redemption premium	(29)	(21)	(69)
Dividends paid	(172)	(181)	(195)
Cash transferred in spin-offs	—	—	(501)
Repurchases of common stock	(1,538)	(1,721)	(891)
Share-based compensation tax withholdings and other	(27)	(44)	(31)
Other	—	(4)	(1)
Net cash used in financing activities	(1,113)	(1,300)	(1,724)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(2)	(10)	8
Net increase (decrease) in cash, restricted cash and cash equivalents	146	(186)	(1,014)
Cash, restricted cash and cash equivalents, beginning of period	484	670	1,684
Cash, restricted cash and cash equivalents, end of period	$630	$484	$670
See notes to consolidated financial statements. For supplemental disclosures, see Note 21: "Supplemental Disclosures of Cash Flow Information."

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in millions)

	Equity (Deficit) Attributable to Hilton Stockholders
				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Common Stock		Treasury Stock		Accumulated Deficit		Noncontrolling Interests	Total
	Shares	Amount
Balance as of December 31, 2016	329	$3	$—	$10,220	$(3,545)	$(1,001)	$(50)	$5,627
Net income	—	—	—	—	1,084	—	5	1,089
Other comprehensive income, net of taxes:
Currency translation adjustment	—	—	—	—	—	162	—	162
Pension liability adjustment	—	—	—	—	—	22	—	22
Cash flow hedge adjustment	—	—	—	—	—	13	—	13
Other comprehensive income	—	—	—	—	—	197	—	197
Dividends	—	—	—	—	(196)	—	—	(196)
Repurchases of common stock	(14)	—	(891)	—	—	—	—	(891)
Share-based compensation	2	—	—	77	—	—	—	77
Distributions	—	—	—	—	—	—	(1)	(1)
Spin-offs of Park and HGV	—	—	—	—	(4,323)	63	49	(4,211)
Cumulative effect of the adoption of ASU 2016-09	—	—	—	1	(1)	—	—	—
Balance as of December 31, 2017	317	3	(891)	10,298	(6,981)	(741)	3	1,691
Net income	—	—	—	—	764	—	5	769
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	—	—	—	—	—	(70)	—	(70)
Pension liability adjustment	—	—	—	—	—	(9)	—	(9)
Cash flow hedge adjustment	—	—	—	—	—	22	—	22
Other comprehensive loss	—	—	—	—	—	(57)	—	(57)
Dividends	—	—	—	—	(184)	—	—	(184)
Repurchases of common stock	(23)	—	(1,721)	—	—	—	—	(1,721)
Share-based compensation	1	—	(13)	77	—	—	—	64
Distributions	—	—	—	—	—	—	(1)	(1)
Acquisition of noncontrolling interest	—	—	—	(3)	—	—	—	(3)
Cumulative effect of the adoption of ASU 2018-02	—	—	—	—	(16)	16	—	—
Balance as of December 31, 2018	295	3	(2,625)	10,372	(6,417)	(782)	7	558
Net income	—	—	—	—	881	—	5	886
Other comprehensive loss, net of taxes:
Currency translation adjustment	—	—	—	—	—	(4)	—	(4)
Pension liability adjustment	—	—	—	—	—	(9)	—	(9)
Cash flow hedge adjustment	—	—	—	—	—	(45)	—	(45)
Other comprehensive loss	—	—	—	—	—	(58)	—	(58)
Dividends	—	—	—	—	(173)	—	—	(173)
Repurchases of common stock	(17)	—	(1,544)	—	—	—	—	(1,544)
Share-based compensation	1	—	—	117	—	—	—	117
Cumulative effect of the adoption of ASU 2016-02	—	—	—	—	(256)	—	—	(256)
Deconsolidation of a variable interest entity	—	—	—	—	—	—	(2)	(2)
Balance as of December 31, 2019	279	$3	$(4,169)	$10,489	$(5,965)	$(840)	$10	$(472)

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the
"Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts and licensing its brands and intellectual property ("IP"). As of December 31, 2019, we managed, franchised, owned or leased 6,110 hotels and resorts, including timeshare properties, totaling 971,780 rooms in 119 countries and territories.
Spin-offs

On January 3, 2017, we completed the spin-offs of a portfolio of hotels and resorts, as well as our timeshare business, into two independent, publicly traded companies: Park Hotels & Resorts Inc. ("Park") and Hilton Grand Vacations Inc. ("HGV"), respectively, (the "spin-offs").

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements present the consolidated financial position of Hilton as of December 31, 2019 and December 31, 2018 and results of operations for the years ended December 31, 2019, 2018 and 2017.

Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries and entities in which we have a controlling financial interest, including variable interest entities ("VIEs") for which we are the primary beneficiary. Entities in which we have a controlling financial interest generally comprise majority owned real estate ownership enterprises.

The determination of a controlling financial interest is based upon the terms of the governing agreements of the respective entities, including the evaluation of rights held by other ownership interests. If the entity is considered to be a VIE, we evaluate whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interests in the entity. We consolidate entities other than VIEs when we own more than 50 percent of the voting shares of a company or otherwise have a controlling financial interest.

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

Summary of Significant Accounting Policies

On January 1, 2019, we adopted the requirements of Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02") using a modified-retrospective approach. The presentation of financial information for periods prior to January 1, 2019 remains unchanged and in accordance with Leases (Topic 840). See "Leases" and "Recently Issued Accounting Pronouncements" below for additional information.

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

Management and franchise revenues

We identified the following performance obligations in connection with our management and franchise contracts:

•IP licenses grant the right to access our hotel system IP, including brand IP, reservations systems and property management systems.

•Hotel management services include providing day-to-day management services of the hotels for the property owners.

•Development services include providing consultative services (e.g., design assistance and contractor selection) to the property owner to assist with the construction of the hotel prior to the hotel opening.

•Pre-opening services include providing services (e.g., advertising, budgeting, e-commerce strategies and food and beverage testing) to the property owner to assist in preparing for the hotel opening.

•Substantive rights for free or discounted goods or services to hotel guests are satisfied at the earlier point in time of either when the substantive right expires or the underlying free or discounted good or service is provided to the hotel guest.

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

Franchise and licensing fees represent fees earned in connection with the licensing of one of our brands, usually under long-term contracts with the property owner, and may also include fees from a licensing agreement for the use of certain Hilton marks and IP, and include the following:

•Royalty fees are generally based on a percentage of the hotel's monthly gross room revenue and, in some cases, may also include a percentage of gross food and beverage revenues and other revenues, as applicable. These fees are typically billed and collected monthly, and revenue is generally recognized as services are provided.

•Application, initiation and other fees are charged when: (i) new hotels enter our system; (ii) there is a change of ownership of a hotel; or (iii) contracts with properties already in our system are extended. These fees are typically fixed and collected upfront and are recognized as revenue over the term of the franchise contract. We do not consider this advance consideration to include a significant financing component, since it is used to protect us from the property owner failing to adequately complete some or all of its obligations under the contract.

•Licensing fees are earned from: (i) a license agreement with HGV to use certain Hilton marks and IP in its timeshare business, which are typically billed and collected monthly, and revenue is generally recognized at the same time the fees are billed and (ii) co-brand credit card arrangements, which are recognized as revenue when points for our guest loyalty program, Hilton Honors, are issued, generally as spend on the co-branded credit card occurs; see further discussion below under "Hilton Honors."

Consideration paid or anticipated to be paid to incentivize hotel owners to enter into franchise contracts with us is amortized over the life of the applicable contract as a reduction to franchise and licensing fees.

Management fees represent fees earned from hotels that we manage, usually under long-term contracts with the property owner, and include the following:

•Base management fees are generally based on a percentage of the hotel's monthly gross revenue. Base fees are typically billed and collected monthly, and revenue is generally recognized as services are provided.

•Incentive management fees are generally based on a percentage of the hotel's operating profits and, in some cases, may be subject to a stated return threshold to the property owner, normally over a one-calendar year period (the "incentive period"). Incentive fee revenue is recognized on a monthly basis, but only to the extent the cumulative fee earned does not exceed the probable fee for the incentive period. Incentive fee payment terms vary, but they are generally billed and collected monthly or annually upon completion of the incentive period.

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

Other revenues from managed and franchised properties represent amounts that are contractually reimbursed to us by property owners, either directly as costs are incurred or indirectly through fees billed and collected in advance related to certain costs and expenses of the related properties, and include the following:

•Direct reimbursements include payroll and related costs and certain other operating costs of the managed and franchised properties' operations, which are contractually reimbursed to us by the property owners as expenses are incurred. Revenue is recognized based on the amount of expenses incurred by Hilton, which are presented as other expenses from managed and franchised properties in our consolidated statements of operations, that are then reimbursed to us by the property owner typically on a monthly basis, which results in no net effect on operating income (loss) or net income (loss).

•Indirect reimbursements include marketing expenses and other expenses associated with our brand programs and shared services, which are paid from program fees collected by Hilton from the managed and franchised properties. Indirect reimbursements are typically billed and collected monthly, based on the underlying hotel's sales or usage (such as gross room revenue and number of reservations processed), and revenue is generally recognized as services are provided. System implementation fees charged to property owners are deferred and recognized as revenue over the term of the management or franchise contract. The corresponding expenses are expensed as incurred and are presented as other expenses from managed and franchised properties in our consolidated statements of operations and are expected to equal the revenues earned from indirect reimbursements over time.

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

Owned and leased hotel revenues

We identified the following performance obligations in connection with our owned and leased hotel revenues, for which revenue is recognized as the respective performance obligations are satisfied, which results in recognizing the amount we expect to be entitled to for providing the goods or services:

•Cancellable room reservations or ancillary services are typically satisfied as the good or service is transferred to the hotel guest, which is generally when the room stay occurs.

•Noncancellable room reservations and banquet or conference reservations represent a series of distinct goods or services provided over time and satisfied as each distinct good or service is provided, which is reflected by the duration of the reservation.

•Substantive rights for free or discounted goods or services are satisfied at the earlier of when: (i) the substantive right expires or (ii) the underlying free or discounted good or service is provided to the hotel guest.

•Other ancillary goods and services are purchased independently of the room reservation at standalone selling prices and are considered separate performance obligations, which are satisfied when the related good or service is provided to the hotel guest.

•Components of package reservations for which each component could be sold separately to other hotel guests are considered separate performance obligations and are satisfied as set forth above.

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

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. In connection with the October 24, 2007 transaction whereby we became a wholly owned subsidiary of affiliates of The Blackstone Group Inc. (formerly known as The Blackstone Group L.P.) ("Blackstone") (the "Merger"), we recorded goodwill representing the excess purchase price over the fair value of the other identified assets and liabilities.

We do not amortize goodwill, but rather evaluate goodwill for potential impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below the carrying value. We evaluate goodwill for potential impairment by comparing the carrying values of our reporting units to their fair values. Our reporting units are the same as our operating segments as described in Note 18: "Business Segments." In any year we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we cannot determine qualitatively that the fair value is not more likely than not less than its carrying value, or if we decide to bypass the qualitative assessment, we perform a quantitative analysis. The quantitative analysis is used to identify both the existence of impairment and the amount of the impairment loss by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. The estimated fair value is based on internal projections of expected future cash flows and operating plans, as well as market conditions relative to the operations of our reporting units. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired; otherwise, an impairment loss would be recognized in other expenses in our consolidated statements of operations in an amount equal to the excess of the carrying value over the fair value, limited to the total amount of goodwill allocated to that reporting unit.

Brands

We manage, franchise, own and lease hotels under our portfolio of brands. There are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of these brands and, accordingly, the useful lives of these brands are considered to be indefinite. At the time of the Merger, our portfolio consisted of Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts, Hilton Hotels & Resorts, DoubleTree by Hilton, Embassy Suites by Hilton, Hilton Garden Inn, Hampton by Hilton, Homewood Suites by Hilton and our timeshare brand, Hilton Grand Vacations. As a result of the Merger, these brands were assigned a fair value using the relief from royalty valuation approach or the excess earnings method, depending on the contract type. All brands that were launched post-Merger, including LXR Hotels & Resorts, Canopy by Hilton, Signia by Hilton, Curio by Hilton, Tapestry Collection by Hilton, Motto by Hilton, Tru by Hilton, Home2 Suites by Hilton and, our newest brand, Tempo by Hilton, were not assigned fair values and we do not have any intangible assets for these brands recorded in our consolidated balances sheets. We evaluate our indefinite lived brands intangible assets for impairment on an annual basis or at other times during the year if indicators of impairment exist. In any year we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the brand intangible asset is less than its carrying value. If we cannot determine qualitatively that the fair value is not more likely than not less than its carrying value, or if we decide to bypass the qualitative assessment, we perform a quantitative analysis. The estimated fair value is based on internal projections of expected future cash flows. If a brand intangible asset’s estimated current fair value is less than its respective carrying value, the excess of the carrying value over the estimated fair value is recognized in other expenses in our consolidated statements of operations as an impairment loss.

Intangible Assets with Finite Useful Lives

We have certain finite-lived intangible assets that were initially recorded at their fair value at the time of the Merger. These intangible assets consist of management contracts, franchise contracts, leases, certain proprietary technologies and our Hilton Honors guest loyalty program. Additionally, we capitalize consideration paid to incentivize hotel owners to enter into management and franchise contracts with us as contract acquisition costs and the incremental costs to obtain or fulfill the contracts as development commissions and other, both of which are generally fixed. We also capitalize costs incurred to develop internal-use computer software and costs to acquire software licenses, as well as internal and external costs incurred in connection with the development of upgrades or enhancements that result in additional information technology functionality.

Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives, which for contract acquisition costs and development commissions is the contract term, including any renewal periods that are at our sole option. These estimated useful lives are generally as follows: management contracts recorded at the Merger (13 to 16 years); management contract acquisition costs and development commissions (20 to 30 years); franchise contracts recorded at the Merger (12 to 13 years); franchise contract acquisition costs and development commissions (10 to 20 years); leases (12 to 35 years); Hilton Honors (16 years); and capitalized software costs (3 years). In our consolidated statements of operations, the amortization of these intangible assets, excluding contract acquisition costs, is included in depreciation and amortization expense, and the amortization of contract acquisition costs is recognized as a reduction to franchise and licensing fees and base and other management fees, depending on the contract type. Costs incurred prior to the acquisition of a contract, such as external legal costs, are expensed as incurred and included in general and administrative expenses in our consolidated statements of operations. Cash flows for contract acquisition costs and development commissions are included as operating activities in our consolidated statements of cash flows, and cash flows for capitalized software costs are included as investing activities.

We review all finite-lived intangible assets for impairment when indicators of impairment exist. We perform an analysis to determine the recoverability of the asset group carrying value by comparing the expected undiscounted future cash flows to the net carrying value of the asset group. If the carrying value of the asset group is not recoverable, we recognize an impairment loss for the excess carrying value over the estimated fair value in other expenses our consolidated statements of operations.

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

We evaluate the carrying value of our property and equipment if there are indicators of impairment. We perform an analysis to determine the recoverability of the asset group carrying value by comparing the expected undiscounted future cash flows to the net carrying value of the asset group. If it is determined that the expected undiscounted future cash flows are less than the net carrying value of the asset group, the excess of the net carrying value over the estimated fair value is recognized as an impairment loss in other expenses in our consolidated statements of operations.

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

The ROU asset is measured at the amount of the lease liability with adjustments, if applicable, for lease prepayments made prior to or at lease commencement, initial direct costs incurred by us, deferred rent and lease incentives. We evaluate the carrying value of ROU assets if there are indicators of impairment and review the recoverability of the related asset group. If the carrying value of the asset group is determined to not be recoverable and is in excess of the estimated fair value, we record an impairment loss in other expenses in our consolidated statements of operations. ROU assets of operating leases are included in operating lease right-of-use assets and ROU assets of finance leases are included in property and equipment, net in our consolidated balance sheets.

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

Contract Liabilities

Contract liabilities relate to: (i) advance consideration received from hotel owners at contract inception for services considered to be part of the contract's performance obligations, such as application, initiation and other fees; (ii) advance consideration received for certain indirect reimbursements, such as system implementation fees; and (iii) amounts received when points are issued under Hilton Honors, but for which revenue is not yet recognized, since the related points are not yet redeemed. Contract liabilities related to advance consideration received for fees and certain indirect reimbursements are recognized as revenue over the term of the related contract. Contract liabilities related to amounts received for Hilton Honors are recognized as revenue when the points are redeemed for a free good or service by the Hilton Honors member, which, on average, occurs within two years of points issuance. Contract liabilities are included in deferred revenues in our consolidated balance sheets.

Hilton Honors

Hilton Honors is our guest loyalty program provided to our hotel and resort properties. Nearly all of our managed, franchised, owned and leased properties participate in the Hilton Honors program. Hilton Honors members earn points based on their spending at our participating properties and through participation in affiliated partner programs. When points are earned by Hilton Honors members, they are provided with a substantive right to free or discounted goods or services in the future upon accumulation of the required level of Hilton Honors points. Points may be redeemed for the right to stay at participating properties, as well as for other goods and services from third parties, including, but not limited to, airlines, car rentals, cruises, vacation packages, shopping and dining.

As points are issued to a Hilton Honors member, the property or program partner pays Hilton Honors based on an estimated cost per point for the costs of operating the program, which include marketing, promotion, communication and administrative expenses, as well as the estimated cost of award redemptions. When these payments are received we record amounts equal to the estimated cost per point of the future redemption obligation within liability for guest loyalty program and any amounts received in excess of the estimated cost per point within deferred revenues in our consolidated balance sheets. For the Hilton Honors fees that are charged to the participating properties, we allocate such fees to the substantive right created by the Hilton Honors points that are issued using the variable consideration allocation guidance, since the fees are directly related to the issuance of Hilton Honors points to the Hilton Honors member and Hilton's efforts to satisfy the future redemption of those Hilton Honors points. We engage outside actuaries to assist in determining the fair value of the future redemption obligation using statistical formulas that project future point redemptions based on factors that include historical experience, an estimate of points that will eventually be redeemed, which includes an estimate of "breakage" for points that will never be redeemed, and the cost of reimbursing properties and other third parties with respect to other redemption opportunities available to Hilton Honors members. When points are issued as a result of a stay at an owned or leased hotel, we recognize a reduction in owned and leased hotel revenues, since we are also the program sponsor.

The transaction prices for the Hilton Honors points issued are reduced by the expected payments to the third parties that will provide the free or discounted room or service using the actuarial projection of the cost per point. The remaining transaction price is then further allocated to the points that are expected to be redeemed, adjusting the points that are issued for estimated breakage, and recognized when those points are redeemed. While the points are outstanding, both the estimate of the expected payments to third parties (cost per point) and the estimated breakage are reevaluated, and the combined estimate that yields the amount of revenue recognized when each point is ultimately redeemed is adjusted so that the final amount allocated to the substantive right of the customer to use the point is reflective of the amount retained by Hilton Honors for providing the free or discounted goods and services, net of the payments to third parties and points not redeemed.

We also earn licensing fees from co-brand credit card arrangements (see "Management and franchise revenues" within the "Revenue Recognition" section above). The co-brand license fee is allocated between two performance obligations based on their estimated standalone selling prices: (i) an IP license using the relief-from-royalty valuation method and (ii) substantive rights for free or discounted goods or services to the credit card customers using a cost plus method based on an evaluation of other third-party administrators.

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

Fair Value Measurements – Valuation Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (i.e., an exit price). We use the three-level valuation hierarchy for classification of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our own assumptions about the data market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized below:

•Level 1 – Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.

•Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

•Level 3 – Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

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

We do not elect the fair value measurement option for any of our financial assets or liabilities.

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

We record all derivatives at fair value. On the date the derivative contract is entered into, we may designate the derivative as one of the following: (i) a hedge of a forecasted transaction or the variability of cash flows to be paid ("cash flow hedge"); (ii) a hedge of the fair value of a recognized asset or liability ("fair value hedge") or (iii) a hedge of our investment in a foreign operation ("net investment hedge"). Changes in the fair value of a derivative that is qualified and designated as a cash flow hedge or net investment hedge are recorded in other comprehensive income (loss) in our consolidated statements of comprehensive income until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified and designated as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. If we do not specifically designate a derivative as one of the above, changes in the fair value of the undesignated derivative instrument are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the consolidated statements of cash flows, while cash flows from undesignated derivative financial instruments are included as an investing activity.

If we determine that we qualify for and will designate a derivative as a hedging instrument, we formally document all relationships between hedging activities, including the risk management objective and strategy for undertaking various hedge transactions. This process includes matching all derivatives that are designated as cash flow hedges to specific forecasted transactions, linking all derivatives designated as fair value hedges to specific assets and liabilities in the consolidated balance sheets and determining the foreign currency exposure of the net investment of the foreign operation for a net investment hedge.

We perform an initial prospective assessment of hedge effectiveness on a quantitative basis between the inception date and the earlier of the first quarterly hedge effectiveness date or the issuance of the financial statements that include the hedged transaction. On a quarterly basis, we assess the effectiveness of our designated hedges in offsetting the variability in the cash flows or fair values of the hedged assets or obligations using the Hypothetical Derivative Method. This method compares the cumulative change in fair value of each hedging instrument to the cumulative change in fair value of a hypothetical hedging instrument, which has terms that identically match the critical terms of the respective hedged transactions. Thus, the hypothetical hedging instrument is presumed to perfectly offset the hedged cash flows. Ineffectiveness results when the cumulative change in the fair value of the hedging instrument exceeds the cumulative change in the fair value of the hypothetical hedging instrument. We discontinue hedge accounting prospectively when the derivative is no longer highly effective as a hedge, the underlying hedged transaction is no longer probable or the hedging instrument expires, is sold, terminated or exercised.

Currency Translation

The U.S. dollar ("USD") is our reporting currency and is the functional currency of our entities operating in the U.S. The functional currency for our entities operating outside of the U.S. is the currency of the primary economic environment in which the respective entity operates. Assets and liabilities measured in foreign currencies are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive income (loss) in our consolidated balance sheets. Income and expense accounts are translated at the average foreign currency exchange rate for the period. Gains and losses from foreign currency exchange rate changes related to transactions denominated in a currency other than an entity's functional currency or intercompany receivables and payables denominated in a currency other than an entity’s functional currency that are not of a long-term investment nature are recognized within gain (loss) on foreign currency transactions in our consolidated statements of operations. Where certain specific evidence indicates intercompany receivables and payables will not be settled in the foreseeable future and are of a long-term nature, gains and losses from foreign currency exchange rate changes are recognized within other comprehensive income (loss) in our consolidated statements of comprehensive income.

Insurance

We are self-insured for losses up to our third-party insurance deductibles for general liability, auto liability and workers' compensation at our owned, leased and managed properties that participate in our insurance programs. We purchase insurance coverage for claim amounts that exceed our deductible obligations. In addition, through our captive insurance subsidiary, we participate in reinsurance arrangements that provide coverage for a certain portion of our deductibles and/or acts as a financial intermediary for claim payments on our self-insurance program, along with property and casualty insurance for certain international hotels that are reinsured by other third parties. These obligations and reinsurance arrangements can cause timing differences in the recognition of assets, liabilities, gains and losses between reporting periods, although we expect these amounts to ultimately offset when the related claims are settled. Our insurance reserves are accrued based on our deductibles related to the estimated ultimate cost of claims that occurred during the covered period, which includes claims incurred but not reported, for which we will be responsible. These estimates are prepared with the assistance of outside actuaries and consultants. The ultimate cost of claims for a covered period may differ from our original estimates.

Share-based Compensation

As part of the Hilton 2017 Omnibus Incentive Plan, we award time-vesting restricted stock units and restricted stock (collectively, "RSUs"), nonqualified stock options ("options") and performance-vesting RSUs ("performance shares") to our eligible employees:

•RSUs generally vest in equal annual installments over two or three years from the date of grant. Vested RSUs generally will be settled for the Company's common stock, with the exception of certain awards that will be settled in cash. The grant date fair value per share is equal to the closing stock price on the date of grant.

•Options vest over three years from the date of grant in equal annual installments and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances. The exercise price is equal to the closing stock price on the date of grant. The grant date fair value per share is estimated using the Black-Scholes-Merton option-pricing model.

•Performance shares are settled at the end of a three-year performance period with: (i) 50 percent of the awards subject to achievement based on the compound annual growth rate ("CAGR") of the Company's earnings before interest expense, a provision for income taxes and depreciation and amortization ("EBITDA"), adjusted to exclude certain items ("Adjusted EBITDA"), referred to as EBITDA CAGR, and (ii) 50 percent of the awards subject to achievement based on the Company’s free cash flow ("FCF") per share CAGR, referred to as FCF CAGR. The total number of performance shares that vest related to each performance measure is based on an achievement factor that ranges from a zero percent to 200 percent payout, with 100 percent being the target. The grant date fair value per share is equal to the closing stock price on the date of grant.

We recognize these share-based payment transactions when services from the employees are received and recognize either a corresponding increase in additional paid-in capital or accounts payable, accrued expenses and other in our consolidated balance sheets, depending on whether the instruments granted satisfy the equity or liability classification criteria, respectively. The measurement objective for these equity awards is the estimated fair value at the date of grant of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The compensation expense for an award classified as an equity instrument is recognized ratably over the requisite service period, which is the period during which an employee is required to provide service in exchange for an award. Liability awards are measured based on the award’s fair value and the fair value is remeasured at each reporting date until the date of settlement. Compensation expense for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered as of the reporting date) in the fair value of the instrument for each reporting period for such liability awards. Compensation expense for awards with performance conditions is recognized over the requisite service period if it is probable that the performance condition will be satisfied. If such performance conditions are not considered probable until they occur, no compensation expense for these awards is recognized. Additionally, we have a retirement provision whereby we recognize total compensation expense of the awards for eligible participants through the date their awards are fully vested. We recognize share-based compensation expense in owned and leased hotel expenses, general and administrative expenses or other expenses from managed and franchised properties in our consolidated statements of operations.

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

In December 2017, H.R.1, known as the Tax Cuts and Jobs Act of 2017 (the "TCJ Act"), was signed into law and included widespread changes to the Internal Revenue Code including, among other items, the creation of new taxes on certain foreign earnings. The TCJ Act subjects a U.S. stockholder to current tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. In addition, the TCJ Act provides for foreign derived intangible income ("FDII") to be taxed at a lower effective rate than the statutory rate by allowing a tax deduction against the income. Interpretive guidance on the accounting for GILTI states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to recognize the current tax on GILTI as an expense in the period the tax is incurred. We include the current tax impact of both GILTI and the FDII deduction in our effective tax rate. See Note 13: "Income Taxes" for additional information on the effects of the TCJ Act on our consolidated financial statements.

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

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13 ("ASU 2016-13"), Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The provisions of this ASU, and subsequent ASUs that were issued to clarify its application, are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and are to be applied using a prospective approach with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will adopt ASU 2016-13 on January 1, 2020. The presentation of credit losses for periods prior to January 1, 2020 will remain unchanged and in accordance with Receivables (Topic 310). We do not expect the adoption of this ASU or its application in future periods to have a material effect on our consolidated financial statements.

Note 3: Disposal

In September 2019, we completed the sale of the Hilton Odawara Resort & Spa for a price of 13 billion Japanese yen (equivalent to $122 million as of the closing date) and subsequently entered into a 30-year management contract with the purchaser of the hotel. As a result of the sale, we recognized a pre-tax gain of $81 million included in gain on sale of assets, net in our consolidated statement of operations for the year ended December 31, 2019.

Note 4: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities during the year ended December 31, 2019:

(in millions)
Balance as of December 31, 2018	$1,060
Cash received in advance and not recognized as revenue(1)	413
Revenue recognized(1)	(288)
Other(2)	(144)
Balance as of December 31, 2019	$1,041
____________
(1)Includes $239 million related to Hilton Honors.
(2)Primarily the result of changes in estimated transaction prices for our performance obligations related to points issued under Hilton Honors, which had no effect on revenues.

We recognized revenues that were previously deferred as contract liabilities of $229 million and $132 million during the years ended December 31, 2018 and 2017, respectively.

Performance Obligations

As of December 31, 2019, we had $396 million of deferred revenues related to unsatisfied performance obligations related to Hilton Honors that will be recognized as revenues when the points are redeemed, which we estimate will occur over the next two years. Additionally, we had $645 million of deferred revenues related to application, initiation and licensing fees, which are expected to be recognized as revenues in future periods over the terms of the related contracts.

Note 5: Consolidated Variable Interest Entities

As of December 31, 2019 and 2018, we consolidated two VIEs that lease hotel properties and, as of December 31, 2018, we also consolidated one VIE that was a management company. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities.

In June 2019, the VIE that was a management company sold its assets. As a result of the sale, we deconsolidated $7 million of assets and $3 million of liabilities, as we no longer had the power to direct the activities that most significantly affect the VIE's economic performance. See our consolidated statements of stockholders' equity (deficit) for additional information.

Our consolidated balance sheets included the assets and liabilities of the VIEs that we consolidated as of the respective periods, which primarily comprised the following:

	December 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$81	$71
Accounts receivable, net	15	15
Property and equipment, net	69	68
Deferred income tax assets	48	53
Other non-current assets	61	58
Accounts payable, accrued expenses and other	49	41
Long-term debt(1)	194	205
Other long-term liabilities	17	15
____________
(1)Includes finance lease liabilities of $177 million and $187 million as of December 31, 2019 and 2018, respectively.

We did not provide any financial or other support to any consolidated VIEs that we were not previously contractually required to provide during the years ended December 31, 2019, 2018 and 2017.

Note 6: Goodwill and Intangible Assets

Goodwill

Our goodwill balances, by reporting unit, were as follows:

	Ownership(1)	Management and Franchise(2)	Total
	(in millions)
Balance as of December 31, 2017	$104	$5,086	$5,190
Foreign currency translation	(5)	(25)	(30)
Balance as of December 31, 2018	99	5,061	5,160
Foreign currency translation	(1)	—	(1)
Balance as of December 31, 2019	$98	$5,061	$5,159
____________
(1)Amounts for the ownership reporting unit include gross carrying values of $438 million, $439 million and $444 million as of December 31, 2019, 2018 and 2017, respectively, and accumulated impairment losses of $340 million as of December 31, 2019, 2018 and 2017.
(2)There were no accumulated impairment losses for the management and franchise reporting unit as of December 31, 2019, 2018 and 2017.

Intangible Assets

Changes to our brands intangible assets from December 31, 2018 to December 31, 2019 were due to foreign currency translations.

Finite-lived intangible assets were as follows:

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,163	$(1,974)	$189
Contract acquisition costs	604	(121)	483
Development commissions and other	127	(19)	108
	$2,894	$(2,114)	$780

Other intangible assets:
Leases(1)	$290	$(176)	$114
Capitalized software costs	625	(399)	226
Hilton Honors(1)	338	(257)	81
Other(1)	34	(34)	—
	$1,287	$(866)	$421

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,228	$(1,873)	$355
Contract acquisition costs	525	(101)	424
Development commissions and other	108	(15)	93
	$2,861	$(1,989)	$872

Other intangible assets:
Leases(1)	$288	$(161)	$127
Capitalized software costs	503	(321)	182
Hilton Honors(1)	338	(236)	102
Other(1)	38	(34)	4
	$1,167	$(752)	$415
____________
(1)Represents intangible assets that were initially recorded at fair value as part of the Merger.

Amortization of our finite-lived intangible assets was as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Recognized in depreciation and amortization expense(1)	$286	$271	$277
Recognized as a reduction of franchise and licensing fees and base and other management fees	29	27	17
____________
(1)Includes amortization expense of $202 million, $204 million and $206 million for the years ended December 31, 2019, 2018 and 2017, respectively, associated with assets that were initially recorded at their fair value at the time of the Merger.

We estimate future amortization of our finite-lived intangible assets as of December 31, 2019 to be as follows:

	Recognized in Depreciation and Amortization Expense	Recognized as a Reduction of Franchise and Licensing Fees and Base and Other Management Fees
Year	(in millions)
2020	$276	$30
2021	126	28
2022	103	26
2023	62	25
2024	19	25
Thereafter	132	349
	$718	$483

Note 7: Property and Equipment

Property and equipment were as follows:

	December 31,
	2019	2018
	(in millions)
Land	$11	$12
Buildings and leasehold improvements	382	391
Furniture and equipment	356	356
Construction-in-progress	20	24
Finance lease right-of-use assets	120	65
	889	848
Accumulated depreciation	(509)	(481)
	$380	$367

Depreciation expense on property and equipment was $60 million, $54 million and $59 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Note 8: Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other were as follows:

	December 31,
	2019	2018
	(in millions)
Accrued employee compensation and benefits	$554	$532
Accounts payable	303	283
Insurance reserves, current	95	199
Operating lease ROU liabilities	133	—
Other liabilities and accrued expenses(1)	618	535
	$1,703	$1,549
____________
(1)Includes deposit liabilities related to hotel operations and application fees, promotional liabilities and income taxes payable, as well as accrued expenses related to taxes, interest and other.

Note 9: Debt

Long-term Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of December 31, 2019, were as follows:

	December 31,
	2019	2018
	(in millions)
Senior secured revolving credit facility with a weighted average rate of 2.98%, due 2024	$195	$—
Senior secured term loan facility with a rate of 3.54%, due 2026	2,619	3,119
Senior notes with a rate of 4.250%, due 2024	1,000	1,000
Senior notes with a rate of 4.625%, due 2025	900	900
Senior notes with a rate of 5.125%, due 2026	1,500	1,500
Senior notes with a rate of 4.875%, due 2027	600	600
Senior notes with a rate of 4.875%, due 2030	1,000	—
Finance lease liabilities with a weighted average rate of 5.83%, due 2020 to 2030	245	225
Other debt with a rate of 3.08%, due 2026	17	17
	8,076	7,361
Less: unamortized deferred financing costs and discount	(83)	(79)
Less: current maturities of long-term debt(1)	(37)	(16)
	$7,956	$7,266
____________
(1)Represents current maturities of finance lease liabilities.

Senior Notes

In June 2019, we issued $1.0 billion aggregate principal amount of 4.875% Senior Notes due 2030 (the "2030 Senior Notes") and incurred $15 million of debt issuance costs. Interest on the 2030 Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 2020. We used a portion of the net proceeds from the issuance to repay $500 million outstanding on our senior secured term loan facility (the "Term Loans") and to repay $225 million outstanding under our senior secured revolving credit facility (the "Revolving Credit Facility"). See "Senior Secured Credit Facilities" below for additional information.

In April 2018, we issued $1.5 billion aggregate principal amount of 5.125% Senior Notes due 2026 (the "2026 Senior Notes") and used the net proceeds, together with borrowings under our Revolving Credit Facility and available cash, to repurchase $1,171 million of shares of our common stock from HNA Tourism Group Co., Ltd and repay $500 million outstanding on our Term Loans. See "Senior Secured Credit Facilities" below for additional information.

In March 2017, we used the proceeds from the issuances of the 4.625% Senior Notes due 2025 (the "2025 Senior Notes") and the 4.875% Senior Notes due 2027 (the "2027 Senior Notes"), to redeem in full $1.5 billion of Senior Notes due 2021. In connection with the repayment, we paid a redemption premium of $42 million and accelerated the recognition of $18 million of unamortized deferred financing costs, which were included in loss on debt extinguishment in our consolidated statement of operations for the year ended December 31, 2017.

The 4.250% Senior Notes due 2024 (the "2024 Senior Notes"), 2025 Senior Notes, 2026 Senior Notes, 2027 Senior Notes and 2030 Senior Notes are collectively referred to as the Senior Notes and are guaranteed jointly and severally on a senior unsecured basis by the Parent and substantially all of its direct and indirect wholly owned domestic restricted subsidiaries. See Note 22: "Condensed Consolidating Guarantor Financial Information" for additional information.

Senior Secured Credit Facilities

Our senior secured credit facilities consist of the Revolving Credit Facility and Term Loans. The obligations of our senior secured credit facilities are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries.

In June 2019, we amended the Revolving Credit Facility to increase the borrowing capacity to $1.75 billion, $250 million of which is available in the form of letters of credit, and extended the maturity date to June 2024. In connection with this amendment, we incurred $7 million of debt issuance costs, which were included in other non-current assets in our consolidated balance sheet as of December 31, 2019. As of December 31, 2019, in addition to the $195 million outstanding under the Revolving Credit Facility, we had $60 million of outstanding letters of credit, resulting in an available borrowing capacity under the Revolving Credit Facility of $1.50 billion. We are required to pay a commitment fee of 0.125 percent per annum under the Revolving Credit Facility in respect of the unused commitments thereunder.

In June 2019, we also amended the Term Loans to extend the maturity date to June 2026 with a discount of 0.25 percent. In connection with the amendment and the 2019 repayment of the Term Loans, we recognized $10 million of fees and unamortized deferred financing costs and discount, which were included in other non-operating income, net in our consolidated statement of operations for the year ended December 31, 2019.

In December 2018, we repaid an additional $300 million outstanding under our Term Loans and reduced the interest rate on the remaining balance by 25 basis points to LIBOR plus 175 basis points. In connection with the 2018 repayments, we accelerated $8 million of unamortized deferred financing costs and discount, which were included in other non-operating income, net in our consolidated statement of operations for the year ended December 31, 2018.

Debt Maturities

The contractual maturities of our long-term debt as of December 31, 2019 were as follows:

Year	(in millions)
2020	$37
2021	30
2022	22
2023	20
2024	1,217
Thereafter	6,750
$8,076

Note 10: Other Liabilities

Other long-term liabilities were as follows:

	December 31,
	2019	2018
	(in millions)
Pension obligations	$134	$145
Other long-term tax liabilities	369	395
Deferred employee compensation and benefits	118	113
Insurance reserves(1)	178	146
Other	84	64
	$883	$863
____________
(1)Obligations related to insurance claims are expected to be satisfied, on average, over the next three years.

Note 11: Fair Value Measurements

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	December 31, 2019
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$117	$—	$117	$—
Restricted cash equivalents	32	—	32	—
Liabilities:
Long-term debt(1)	7,731	5,230	—	2,834
Interest rate swaps	37	—	37	—

	December 31, 2018
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$87	$—	$87	$—
Restricted cash equivalents	18	—	18	—
Interest rate swaps	16	—	16	—
Liabilities:
Long-term debt(1)	7,040	3,809	—	3,039
____________
(1)The carrying values include unamortized deferred financing costs and discount. The carrying values and fair values exclude finance lease liabilities and other debt.

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of December 31, 2019 and 2018. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

We measure our interest rate swaps at fair value, which were estimated using a discounted cash flow analysis that reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs of similar instruments, including interest rate curves, as applicable. Our interest rate swaps are included in other non-current assets or other long-term liabilities in our consolidated balance sheets depending on their value to us as of the balance sheet date.

Note 12: Leases

We lease hotel properties, land, corporate office space and equipment used at hotels and corporate offices, with our most significant lease liabilities related to hotel properties. As of December 31, 2019, we leased 52 hotels under operating leases and six hotels under finance leases, two of which were the liabilities of consolidated VIEs and were non-recourse to us. Our hotel leases expire at various dates, with varying renewal and termination options.

Supplemental balance sheet information related to leases as of December 31, 2019 was as follows:

(dollars in millions)
Operating leases:
Operating lease right-of-use assets	$867
Accounts payable, accrued expenses and other	133
Operating lease liabilities	1,037

Finance leases:
Property and equipment, net	$52
Current maturities of long-term debt	37
Long-term debt	208

Weighted average remaining lease term:
Operating leases	12.8 years
Finance leases	8.6 years

Weighted average discount rate:
Operating leases	3.76%
Finance leases	5.83%

The components of lease expense for the year ended December 31, 2019 were as follows:

(in millions)

Operating lease expense for fixed payments	$144
Finance lease expense:
Amortization of ROU assets	30
Interest on lease liabilities	14
Variable lease expense(1)	168
____________
(1)Includes amounts related to operating leases and interest payments on finance leases.

Lease expense for our operating leases for the years ended December 31, 2018 and 2017 included $225 million and $183 million, respectively, of fixed lease expense and $142 million and $101 million, respectively, of variable lease expense.

Supplemental cash flow information related to leases for the year ended December 31, 2019 was as follows:

(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$187
Financing cash flows from finance leases	42
ROU assets obtained in exchange for lease liabilities in non-cash transactions:
Operating leases	48
Finance leases	61

Our future minimum lease payments as of December 31, 2019 were as follows:

	Operating Leases	Finance Leases
Year	(in millions)
2020	$178	$51
2021	172	42
2022	143	33
2023	128	30
2024	107	29
Thereafter	790	134
Total minimum lease payments	1,518	319
Less: imputed interest	(348)	(74)
Total lease liabilities	$1,170	$245

Note 13: Income Taxes

Income Tax Provision

Our tax provision includes federal, state and foreign income taxes payable. The domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
U.S. income before tax	$867	$881	$632
Foreign income before tax	377	197	121
Income before income taxes	$1,244	$1,078	$753

The components of our provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Current:
Federal	$190	$210	$239
State	60	53	59
Foreign	128	60	95
Total current	378	323	393
Deferred:
Federal	(61)	(52)	(667)
State	(5)	(14)	(35)
Foreign	46	52	(27)
Total deferred	(20)	(14)	(729)
Total provision (benefit) for income taxes	$358	$309	$(336)

Reconciliations of our tax provision at the U.S. statutory rate to the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Statutory U.S. federal income tax provision	$261	$226	$264
State income taxes, net of U.S. federal income tax benefit	47	37	19
Impact of foreign operations	31	26	4
Effects of the TCJ Act	—	13	(600)
Corporate restructuring	—	9	—
Changes in deferred tax asset valuation allowances	13	(6)	(48)
Provision for uncertain tax positions	16	16	38
Other, net	(10)	(12)	(13)
Provision (benefit) for income taxes	$358	$309	$(336)

Restructuring

During the year ended December 31, 2018, our controlled foreign corporations ("CFC") distributed the stock of certain subsidiaries (the "Distributions"). Subsequent to the Distributions, the distributed subsidiaries were included in our U.S. federal and state income tax filings. As a result of the Distributions, we incurred deferred income tax expense of $9 million for the year ended December 31, 2018, including: (i) recording U.S. deferred tax liabilities related to the distributed subsidiaries of $12 million and (ii) remeasuring our existing deferred tax assets and liabilities and other tax liabilities at the effective tax rates at which they will reverse in future periods, resulting in a reduction of liabilities of $3 million.

Tax Cuts and Jobs Act of 2017

We recognized a provisional benefit as of December 31, 2017 of $600 million, of which $569 million was the result of the remeasurement of U.S. deferred tax assets and liabilities and other tax liabilities. As of December 31, 2018, we made adjustments to the provisional amounts recorded as of December 31, 2017, as described below.

•Deferred tax assets and liabilities and other tax liabilities. We remeasured deferred tax assets and liabilities and other tax liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. The provisional amounts recorded as of December 31, 2017 related to the remeasurement of our deferred tax assets and liabilities, uncertain tax position reserves and other tax liabilities were income tax benefits of $452 million, $33 million and $84 million, respectively. However, this remeasurement was based on estimates as of the enactment date of the TCJ Act and our existing analysis of the numerous complex tax law changes in the TCJ Act. Upon completing our analysis of the TCJ Act and associated regulations, we adjusted our provisional amount by recording an additional tax benefit of $10 million during the year ended December 31, 2018, which was included in income tax expense in our consolidated statement of operations.

•Foreign taxation changes. A one-time transition tax was applied to foreign earnings previously not subjected to U.S. tax, based on our total post-1986 earnings and profits ("E&P") that were previously deferred from U.S. income taxes, but assessed at a lower tax rate than the federal corporate tax rate of 35 percent. We recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries based on estimates, as of the enactment date of the TCJ Act, for our controlled foreign subsidiaries and estimates of the total post-1986 E&P for noncontrolled foreign subsidiaries. We previously recorded a federal deferred tax liability for our deferred earnings at the statutory 35 percent rate, and the application of the transition tax results in these earnings being subjected to a lower rate, resulting in a provisional income tax benefit as of December 31, 2017 of $15 million. As a result of additional guidance issued by the U.S. Treasury Department, we refined our calculations and recorded an additional tax benefit of $2 million during the year ended December 31, 2018. Additionally, we had not recorded certain deferred tax assets, primarily related to E&P deficits, for some foreign subsidiaries based upon an expectation that no tax benefit from such assets would be realized within the foreseeable future. The recognition of tax benefits from the deferred tax assets previously not recorded resulted in an income tax benefit of $16 million during the year ended December 31, 2017.

•Outside basis differences. With the changes made to the U.S. taxation of foreign entities, including the change to a territorial system of taxation, the introduction of a dividend participation exemption and the changes to the current taxation of GILTI, we determined our current method of calculating CFC outside basis should be revised to incorporate the TCJ Act changes. As a result, we recorded additional deferred tax liabilities of $31 million during the year ended December 31, 2018 within income tax expense (benefit) in our consolidated statement of operations.

Our accounting for the effects of the TCJ Act was complete as of December 31, 2018.

Deferred Income Taxes

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The tax effects of the temporary differences and carryforwards that give rise to our net deferred taxes were as follows:

	December 31,
	2019	2018
	(in millions)
Deferred tax assets:
Foreign net operating loss carryforwards	$386	$389
Compensation	138	118
Reserves	33	18
Operating and finance lease liabilities	404	75
Deferred income	260	258
Foreign tax credit carryforwards	49	—
Other	51	42
Total gross deferred tax assets	1,321	900
Less: valuation allowance	(501)	(399)
Deferred tax assets	820	501
Deferred tax liabilities:
Brands	(1,133)	(1,123)
Finite-lived intangible assets	(140)	(157)
Investment in foreign subsidiaries	(32)	(29)
Operating and finance lease ROU assets	(210)	—
Deferred tax liabilities	(1,515)	(1,309)
Net deferred taxes	$(695)	$(808)

As of December 31, 2019, we had foreign net operating loss carryforwards of $1.6 billion, which resulted in deferred tax assets of $386 million for foreign jurisdictions. Approximately $16 million of our deferred tax assets as of December 31, 2019 related to net operating loss carryforwards that will expire between 2020 and 2039 with less than $1 million of that amount expiring in 2020. Approximately $370 million of our deferred tax assets as of December 31, 2019 resulted from net operating loss carryforwards that are not subject to expiration. We believe that it is more likely than not that the benefit from certain foreign net operating loss carryforwards will not be realized. In recognition of this assessment, we provided a valuation allowance of $376 million as of December 31, 2019 on the deferred tax assets relating to the foreign net operating loss carryforwards.

During the year ended December 31, 2019, we provided a valuation allowance of $18 million on certain foreign deferred tax assets generated during the current year and released valuation allowances of $5 million on foreign deferred tax assets in other jurisdictions. In both cases, management determined whether we were more likely than not to realize the benefit of these assets by considering all available positive and negative evidence to determine whether sufficient future taxable income will be generated to permit use of the deferred tax assets. Additionally, total valuation allowances increased by another $89 million due to three current year changes that resulted in no net income tax expense or benefit: (i) the adoption of ASU 2016-02; (ii) the generation of deferred tax assets for U.S. foreign tax credit carryforwards; and (iii) revaluations of certain existing deferred tax assets. In connection with the adoption of ASU 2016-02, additional U.S. and foreign deferred tax assets relating to operating and finance lease liabilities were recorded. We do not believe that it is more likely than not that we will be able to realize the benefit of these foreign deferred tax assets in certain foreign entities, primarily due to limitations on the tax deductibility of losses, and have provided a valuation allowance of $51 million on these deferred tax assets. Both the deferred tax assets related to lease liabilities and their associated valuation allowances were recorded through a cumulative adjustment to accumulated deficit upon adoption of the standard. We generated $49 million of deferred tax assets for U.S. foreign tax credit carryforwards during the current year, but we believe that it is unlikely that we will be able to realize the benefit of these deferred tax assets due to foreign source income limitations. We provided a valuation allowance of $49 million on these deferred tax assets, resulting in no net tax benefit being recognized in the current year for these carryforwards. Revaluations of certain existing deferred tax assets and their associated valuation allowances due to tax rate changes and foreign exchange rate changes resulted in no net income tax expense in the current year but decreased total valuation allowances by $11 million. Overall, our total valuation allowance increased by $102 million during the year ended December 31, 2019.

Tax Uncertainties

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign tax jurisdictions. We are under regular and recurring audit by the Internal Revenue Service ("IRS") and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in federal, state, local and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. As of December 31, 2019, we remain subject to federal and state examinations of our income tax returns for tax years from 2005 through 2018 and foreign examinations of our income tax returns for tax years from 1996 through 2018.

Reconciliations of the beginning and ending amounts of unrecognized tax benefits were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Balance at beginning of year	$318	$283	$174
Additions for tax positions related to prior years	67	37	3
Additions for tax positions related to the current year	13	16	126
Reductions for tax positions related to prior years	(3)	(15)	(10)
Settlements	1	—	(9)
Lapse of statute of limitations	(2)	(3)	(2)
Currency translation adjustment	1	—	1
Balance at end of year	$395	$318	$283

The changes to our unrecognized tax benefits during the year ended December 31, 2019 were primarily related to uncertainty regarding affirmative refund claims submitted to the IRS during 2019, as well as the addition of reserves related to our Hilton Honors guest loyalty program. The changes to our unrecognized tax benefits during the year ended December 31, 2018 were primarily related to uncertainty regarding the calculations of tax deductions claimed in tax returns filed during the year, as well as the addition of reserves related to our Hilton Honors guest loyalty program. The changes to our unrecognized tax benefits during the year ended December 31, 2017 were primarily related to uncertainty regarding the valuation of certain tax assets in the U.S. and the United Kingdom. We recognize interest and penalties accrued related to uncertain tax positions in income tax expense (benefit) in our consolidated statements of operations. During the years ended December 31, 2019, 2018 and 2017, we recognized income tax expense related to interest and penalties of $12 million, $6 million and $3 million, respectively, in our consolidated statements of operations. As of December 31, 2019 and 2018, we had accrued approximately $52 million and $40 million, respectively, for interest and penalties related to our unrecognized tax benefits in our consolidated balance sheets. Included in the balances of unrecognized tax benefits as of December 31, 2019 and 2018 were $380 million and $310 million, respectively, associated with positions that, if favorably resolved, would provide a benefit to our effective income tax rate.

In April 2014, we received 30-day Letters from the IRS and the Revenue Agents Report ("RAR") for the 2006 and October 2007 tax years. We disagreed with several of the proposed adjustments in the RAR and filed a formal appeals protest with the IRS. The issues being protested in appeals relate to assertions by the IRS that: (i) certain foreign currency denominated intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries; (ii) in calculating the amount of U.S. taxable income resulting from our Hilton Honors guest loyalty program, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed; and (iii) certain foreign currency denominated loans issued by one of our Luxembourg subsidiaries whose functional currency is USD, should instead be treated as issued by one of our Belgian subsidiaries whose functional currency is the euro, and thus foreign currency gains and losses with respect to such loans should have been measured in euros, instead of USD. In January 2016, we received a 30-day Letter from the IRS and the RAR for the December 2007 through 2010 tax years, which included proposed adjustments that reflect the carryover effect of the three protested issues from 2006 through October 2007. These proposed adjustments are also being protested in appeals, and formal appeals protests have been submitted. In April 2016, we requested a Technical Advice Memorandum ("TAM") from the IRS with respect to the treatment of the foreign currency gains and losses on loans issued by our Luxembourg subsidiary. We received a taxpayer favorable TAM in October

2018, and this issue is no longer being pursued by IRS Appeals for any of the open tax years. In September 2018, we received a 30-day Letter from the IRS and the RAR for the 2011 through 2013 tax years, which reflects proposed adjustments for the carryover effect of the two remaining protested issues from 2006 through October 2007. The adjustments for tax years 2011 through 2013 will also be protested in appeals, and formal protests have been submitted. After receipt of the TAM relating to the Luxembourg subsidiary, in total, the two remaining proposed adjustments sought by the IRS for the tax years with open audits would result in additional U.S. federal tax owed of approximately $817 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to Hilton Honors would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. However, based on continuing appeals process discussions with the IRS, we believe that it is more likely than not that we will not recognize the full benefit related to certain of the issues being appealed. Accordingly, as of December 31, 2019, we had recorded $58 million of unrecognized tax benefits related to these issues.

Note 14: Employee Benefit Plans

We sponsor multiple domestic and international employee benefit plans (the "pension plans"), and the benefits are based upon years of service and compensation.

The employee benefit plan in the U.S. (the "Domestic Plan") covers certain employees not earning union benefits. This plan was frozen for participant benefit accruals in 1996; therefore, the projected benefit obligation is equal to the accumulated benefit obligation. The plan assets will be used to pay benefits due to employees for service through December 31, 1996. Since employees have not accrued additional benefits from that time, we do not utilize salary or pension inflation assumptions in calculating our benefit obligation for the Domestic Plan. The annual measurement date for the Domestic Plan is December 31.

The employee benefit plans covering many of our international employees include: (i) a plan that covers workers in the United Kingdom (the "U.K. Plan"), which was frozen to further service accruals on November 30, 2013 and (ii) a number of smaller plans that cover workers in various countries around the world (the "International Plans"). The annual measurement date for all of these plans is December 31.

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

The following table presents the projected benefit obligation, fair value of plan assets, funded status and accumulated benefit obligation for the Domestic Plan, the U.K. Plan and the International Plans:

	Domestic Plan		U.K. Plan		International Plans
	2019	2018	2019	2018	2019	2018
	(in millions)
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$357	$384	$375	$443	$83	$86
Service cost	—	—	2	3	1	2
Interest cost	14	12	10	9	2	2
Prior service cost (credit)(1)	—	—	(3)	4	—	—
Actuarial loss (gain)	37	(14)	62	(39)	6	—
Settlements and curtailments	(2)	(2)	—	—	(1)	(1)
Effect of foreign currency exchange rates	—	—	13	(25)	—	(1)
Benefits paid	(24)	(23)	(14)	(20)	(4)	(5)
Benefit obligation at end of year	$382	$357	$445	$375	$87	$83

Change in Plan Assets:
Fair value of plan assets at beginning of year	$274	$306	$340	$386	$63	$65
Actual return on plan assets, net of expenses	53	(23)	57	(14)	6	(1)
Employer contributions	17	16	9	10	4	4
Settlements	(2)	(2)	—	—	(1)	—
Effect of foreign currency exchange rates	—	—	12	(22)	—	—
Benefits paid	(24)	(23)	(14)	(20)	(4)	(5)
Fair value of plan assets at end of year	318	274	404	340	68	63
Funded status at end of year (underfunded)	(64)	(83)	(41)	(35)	(19)	(20)
Accumulated benefit obligation	$382	$357	$445	$375	$87	$83
____________
(1)Relates to U.K. pension equalization requirements.

Amounts recognized in the consolidated balance sheets consisted of the following:

	Domestic Plan		U.K. Plan		International Plans
	2019	2018	2019	2018	2019	2018
	(in millions)
Other non-current assets	$—	$—	$—	$—	$10	$7
Other liabilities	(64)	(83)	(41)	(35)	(29)	(27)
Net amount recognized	$(64)	$(83)	$(41)	$(35)	$(19)	$(20)

Amounts recognized in accumulated other comprehensive loss consisted of the following:

	Domestic Plan			U.K. Plan			International Plans
	2019	2018	2017	2019	2018	2017	2019	2018	2017
	(in millions)
Net actuarial loss (gain)	$(3)	$22	$(15)	$29	$(14)	$13	$3	$3	$—
Prior service cost (credit)	(4)	(4)	(3)	(3)	4	—	—	—	—
Amortization of net loss	(3)	(3)	(3)	(3)	(4)	(4)	(1)	(1)	—
Net amount recognized	$(10)	$15	$(21)	$23	$(14)	$9	$2	$2	$—

The estimated unrecognized prior service cost and net loss that will be amortized into net periodic pension cost (credit) during the year ended December 31, 2020 are as follows:

	Domestic Plan	U.K. Plan	International Plans
	(in millions)
Unrecognized prior service cost(1)	$4	$—	$—
Unrecognized net loss	4	4	1
Amount unrecognized	$8	$4	$1
____________
(1)Unrecognized prior service cost amounts for the U.K. Plan and International Plans are less than $1 million.

The net periodic pension cost (credit) was as follows:

	Domestic Plan			U.K. Plan			International Plans
	2019	2018	2017	2019	2018	2017	2019	2018	2017
	(in millions)
Service cost	$6	$6	$8	$2	$3	$2	$2	$2	$2
Interest cost	14	12	12	10	9	10	2	2	2
Expected return on plan assets	(19)	(19)	(19)	(19)	(21)	(19)	(3)	(3)	(3)
Amortization of prior service cost	4	3	3	—	—	—	—	—	—
Amortization of net loss	3	3	3	3	4	4	1	1	—
Net periodic pension cost (credit)	$8	$5	$7	$(4)	$(5)	$(3)	$2	$2	$1

The weighted-average assumptions used to determine benefit obligations were as follows:

	Domestic Plan		U.K. Plan		International Plans
	2019	2018	2019	2018	2019	2018
Discount rate	3.2%	4.3%	2.1%	3.1%	2.2%	3.3%
Salary inflation	N/A	N/A	1.6	1.8	2.2	2.2
Pension inflation	N/A	N/A	2.8	3.0	1.9	1.8

The weighted-average assumptions used to determine net periodic pension cost (credit) were as follows:

	Domestic Plan			U.K. Plan			International Plans
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate	4.3%	3.6%	4.0%	3.1%	2.6%	2.8%	3.1%	2.9%	3.0%
Expected return on plan assets	7.0	7.0	7.0	5.5	5.5	5.5	4.3	4.6	4.3
Salary inflation	N/A	N/A	N/A	1.8	1.8	1.9	2.2	2.2	2.1
Pension inflation	N/A	N/A	N/A	3.0	3.0	3.1	1.8	1.8	1.7

The investment objectives for the various plans are preservation of capital, current income and long-term growth of capital. All plan assets are managed by outside investment managers and do not include investments in Hilton stock. Asset allocations are reviewed periodically by the investment managers.

Expected long-term returns on plan assets are determined using historical performance for debt and equity securities held by our plans, actual performance of plan assets and current and expected market conditions. Expected returns are formulated based on the target asset allocation. The target asset allocation for the Domestic Plan, as a percentage of total plan assets, as of December 31, 2019 and 2018, was 80 percent in funds that invest in equity securities and 20 percent in funds that invest in debt securities. The target asset allocation for the U.K. Plan and the International Plans, as a percentage of total plan assets, as of December 31, 2019 and 2018, was 75 percent in funds that invest in equity and debt securities and 25 percent in bond funds.

The following tables present the fair value hierarchy of total plan assets measured at fair value by asset category:

	December 31, 2019
	Domestic Plan	U.K. Plan	International Plans
	(in millions)
Level 1
Cash and cash equivalents	$—	$25	$12
Equity funds	—	61	2
Bond funds	2	40	—
Alternative investments	—	169	—
Level 2
Equity funds	—	—	4
Bond funds	—	—	6
Net asset value(1)
Bond funds	—	54	—
Common collective trusts	316	—	44
Other	—	55	—
	$318	$404	$68

	December 31, 2018
	Domestic Plan	U.K. Plan	International Plans
	(in millions)
Level 1
Cash and cash equivalents	$—	$34	$11
Equity funds	—	33	2
Bond funds	—	39	—
Alternative investments	—	140	—
Level 2
Equity funds	—	—	4
Bond funds	—	—	6
Net asset value(1)
Bond funds	—	44	—
Common collective trusts	274	—	40
Other	—	50	—
	$274	$340	$63
____________
(1)Certain investments are measured at net asset value per share as a practical expedient and, therefore, have not been classified in the fair value hierarchy.

We expect to contribute approximately $13 million, $10 million and $4 million to the Domestic Plan, the U.K. Plan and the International Plans, respectively, in 2020.

As of December 31, 2019, the benefits expected to be paid in the next five years and in the aggregate for the five years thereafter were as follows:

	Domestic Plan	U.K. Plan	International Plans
Year	(in millions)
2020	$33	$15	$12
2021	27	15	5
2022	27	15	5
2023	26	16	5
2024	26	16	6
2025-2029	119	83	23
	$258	$160	$56

In January 2007, the Domestic Plan and plans maintained for certain domestic hotels currently or formerly managed by us were merged into a multiple employer plan. As of December 31, 2019 and 2018, the multiple employer plan had combined plan assets of $345 million and $297 million, respectively, and a projected benefit obligation of $407 million and $380 million, respectively.

We also have various employee defined contribution investment plans whereby we contribute matching percentages of employee contributions. The aggregate expense under these plans totaled $17 million, $16 million and $15 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 15: Share-Based Compensation

We recognized share-based compensation expense of $154 million, $127 million and $121 million during the years ended December 31, 2019, 2018 and 2017, respectively, which included amounts reimbursed by hotel owners. The total tax benefit recognized related to share-based compensation expense was $41 million, $42 million and $49 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, we accrued $16 million and $15 million, respectively, in accounts payable, accrued expenses and other in our consolidated balance sheets for certain awards settled in cash.

As of December 31, 2019, unrecognized compensation costs for unvested awards were approximately $122 million, which are expected to be recognized over a weighted-average period of 1.6 years on a straight-line basis. As of December 31, 2019, there were 14.2 million shares of common stock available for future issuance under the Hilton 2017 Omnibus Incentive Plan, plus any shares subject to awards outstanding under the 2013 Omnibus Incentive Plan, which will become available for issuance under the Hilton 2017 Omnibus Incentive Plan if such outstanding awards expire or are terminated or are canceled or forfeited.

RSUs

The following table provides information about our RSU grants for the last three fiscal years:

	Year Ended December 31,
	2019	2018	2017
	(in millions, except per share data)
Number of shares granted	1.0	0.9	1.5
Weighted average grant date fair value per share	$83.47	$79.31	$58.80
Aggregate intrinsic value of shares vested	$92	$123	$78

The following table summarizes the activity of our RSUs during the year ended December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in millions)
Outstanding as of December 31, 2018	2.0	$64.88
Granted	1.0	83.47
Vested	(1.1)	59.90
Forfeited	(0.1)	76.01
Outstanding as of December 31, 2019	1.8	77.35

Options

The following table provides information about our option grants for the last three fiscal years:

	Year Ended December 31,
	2019	2018	2017
	(in millions, except per share data)
Number of options granted	0.8	0.6	0.7
Weighted average exercise price per share	$83.11	$79.36	$58.40
Weighted average grant date fair value per share	$21.08	$23.72	$13.96

The weighted average grant date fair value per share of each of these option grants was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected volatility(1)	23.51%	27.91%	24.00%
Dividend yield(2)	0.81%	0.74%	0.92% - 1.03%
Risk-free rate(3)	2.47%	2.73%	1.93% - 2.03%
Expected term (in years)(4)	6.0	6.0	6.0
____________
(1)Estimated using historical movement of Hilton's stock price.
(2)For the years ended December 31, 2019 and 2018, estimated based on the quarterly dividend and the three-month average stock price at the date of grant; for the year ended December 31, 2017, estimated based on the expected annualized dividend payment at the date of grant.
(3)Based on the yields of U.S. Department of Treasury instruments with similar expected lives.
(4)Estimated using the average of the vesting periods and the contractual terms of the options.

The following table summarizes the activity of our options during the year ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price per Share
	(in millions)
Outstanding as of December 31, 2018	2.4	$58.50
Granted	0.8	83.11
Exercised	(0.4)	52.37
Outstanding as of December 31, 2019(1)	2.8	65.72
Exercisable as of December 31, 2019(2)	1.4	53.93
____________
(1)The aggregate intrinsic value was $129 million and the weighted average remaining contractual term was 7 years.
(2)The aggregate intrinsic value was $83 million and the weighted average remaining contractual term was 6 years.

Performance Shares

The following table provides information about our performance share grants for the last three fiscal years:

	Year Ended December 31,
	2019	2018	2017
	(in millions, except per share data)
EBITDA CAGR:
Number of shares granted	0.2	0.2	0.2
Weighted average grant date fair value per share	$83.11	$79.36	$58.40

FCF CAGR:
Number of shares granted	0.2	0.2	0.2
Weighted average grant date fair value per share	$83.11	$79.36	$58.40

There were no performance shares vested for the year ended December 31, 2019. The aggregate intrinsic value of performance shares vested for the years ended December 31, 2018 and 2017 was less than $1 million.

The following table summarizes the activity of our performance shares during the year ended December 31, 2019:

	EBITDA CAGR		FCF CAGR
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in millions)		(in millions)
Outstanding as of December 31, 2018	0.4	$69.53	0.4	$69.53
Granted	0.2	83.11	0.2	83.11
Outstanding as of December 31, 2019	0.6	74.46	0.6	74.46

As of December 31, 2019, we determined that the performance conditions for the 2017, 2018 and 2019 performance shares are probable of achievement, and we recognized compensation expense, for both our outstanding EBITDA CAGR and FCF CAGR performance shares, at the maximum achievement percentage for the 2017 and 2018 performance shares and at target for the 2019 performance shares.
In connection with the spin-offs, we converted previously outstanding performance shares to time-vesting RSUs and recognized incremental expense of $2.3 million and $3.3 million during the years ended December 31, 2018 and 2017, respectively.

Note 16: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Year Ended December 31,
	2019	2018	2017
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$881	$764	$1,084
Denominator:
Weighted average shares outstanding	287	302	324
Basic EPS	$3.07	$2.53	$3.34

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$881	$764	$1,084
Denominator:
Weighted average shares outstanding	290	305	327
Diluted EPS	$3.04	$2.50	$3.32

Approximately 1 million shares related to share-based compensation were excluded from the computation of diluted EPS for the years ended December 31, 2019, 2018 and 2017, because their effect would have been anti-dilutive under the treasury stock method.

Note 17: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment	Cash Flow Hedge Adjustment	Total
	(in millions)
Balance as of December 31, 2016	$(738)	$(251)	$(12)	$(1,001)
Other comprehensive income (loss) before reclassifications	161	15	(4)	172
Amounts reclassified from accumulated other comprehensive loss	1	7	17	25
Net current period other comprehensive income	162	22	13	197
Spin-offs of Park and HGV	63	—	—	63
Balance as of December 31, 2017	(513)	(229)	1	(741)
Other comprehensive income (loss) before reclassifications	(70)	(18)	17	(71)
Amounts reclassified from accumulated other comprehensive loss	—	9	5	14
Net current period other comprehensive income (loss)	(70)	(9)	22	(57)
Cumulative effect of the adoption of ASU 2018-02	38	(22)	—	16
Balance as of December 31, 2018	(545)	(260)	23	(782)
Other comprehensive loss before reclassifications	(5)	(17)	(35)	(57)
Amounts reclassified from accumulated other comprehensive loss	1	8	(10)	(1)
Net current period other comprehensive loss	(4)	(9)	(45)	(58)
Balance as of December 31, 2019	$(549)	$(269)	$(22)	$(840)
____________
(1)Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature.

The following table presents additional information about reclassifications out of accumulated other comprehensive loss; amounts in parentheses indicate losses in our consolidated statements of operations:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Currency translation adjustment:
Liquidation of investments in foreign entities(1)	$(1)	$—	$(1)
Total currency translation adjustment reclassifications for the period, net of taxes	(1)	—	(1)

Pension liability adjustment:
Amortization of prior service cost(2)	(4)	(3)	(3)
Amortization of net loss(2)	(7)	(8)	(7)
Tax benefit(3)	3	2	3
Total pension liability adjustment reclassifications for the period, net of taxes	(8)	(9)	(7)

Cash flow hedge adjustment:
Interest rate swaps(4)	10	(6)	(26)
Forward contracts(5)	2	—	—
Tax benefit (expense)(3)	(2)	1	9
Total cash flow hedge adjustment reclassifications for the period, net of taxes	10	(5)	(17)
Total reclassifications for the period, net of taxes	$1	$(14)	$(25)
____________
(1)Amounts are net of gains on the related net investment hedges and were reclassified to gain (loss) on foreign currency transactions in our consolidated statements of operations upon liquidation of the related entities for the years ended December 31, 2019 and 2017. The related tax benefits reclassified to income tax benefit (expense) in our consolidated statements of operations for the years ended December 31, 2019 and 2017 were less than $1 million.
(2)Reclassified to other non-operating income, net in our consolidated statements of operations.
(3)Reclassified to income tax benefit (expense) in our consolidated statements of operations.
(4)Reclassified to interest expense in our consolidated statements of operations.
(5)Reclassified to franchise and licensing fees, base and other management fees and other revenues from managed and franchised properties in our consolidated statements of operations. The amounts for the years ended December 31, 2018 and 2017 were less than $1 million.

Note 18: Business Segments

We are a hospitality company with operations organized in two distinct operating segments: (i) management and franchise and (ii) ownership. These segments are managed and reported separately because of their distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us. As of December 31, 2019, this segment included 703 managed hotels and 5,287 franchised hotels consisting of 942,307 total rooms. This segment also earns licensing fees from HGV and strategic partnerships for the right to use certain Hilton marks and IP, as well as fees for managing properties in our ownership segment.

As of December 31, 2019, the ownership segment included 65 properties totaling 20,557 rooms, comprising 57 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, two hotels leased by consolidated VIEs and five hotels owned or leased by unconsolidated affiliates.

The performance of our operating segments is evaluated primarily on operating income, without allocating other revenues and expenses or general and administrative expenses.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Franchise and licensing fees	$1,691	$1,537	$1,326
Base and other management fees(1)	394	385	379
Incentive management fees	230	235	222
Management and franchise	2,315	2,157	1,927
Ownership	1,422	1,484	1,432
Segment revenues	3,737	3,641	3,359
Amortization of contract acquisition costs	(29)	(27)	(17)
Other revenues	101	98	105
Direct reimbursements from managed and franchised properties(2)	3,110	2,881	2,572
Indirect reimbursements from managed and franchised properties(2)	2,576	2,357	2,155
Intersegment fees elimination(1)	(43)	(44)	(43)
Total revenues	$9,452	$8,906	$8,131
____________
(1)Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our consolidated statements of operations.
(2)Included in other revenues from managed and franchised properties in our consolidated statements of operations.

The following table presents operating income for our reportable segments, reconciled to consolidated income before income taxes:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Management and franchise(1)	$2,315	$2,157	$1,927
Ownership(1)	125	108	120
Segment operating income	2,440	2,265	2,047
Amortization of contract acquisition costs	(29)	(27)	(17)
Other revenues, less other expenses	29	47	49
Net other expenses from managed and franchised properties	(77)	(85)	(172)
Depreciation and amortization	(346)	(325)	(336)
General and administrative	(441)	(443)	(439)
Gain on sale of assets, net	81	—	—
Operating income	1,657	1,432	1,132
Interest expense	(414)	(371)	(351)
Gain (loss) on foreign currency transactions	(2)	(11)	3
Loss on debt extinguishment	—	—	(60)
Other non-operating income, net	3	28	29
Income before income taxes	$1,244	$1,078	$753
____________
(1)Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our consolidated statements of operations.

The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	December 31,
	2019	2018
	(in millions)
Management and franchise	$11,455	$11,362
Ownership	1,610	927
Corporate and other	1,892	1,706
	$14,957	$13,995

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Ownership	$38	$42	$32
Corporate and other	43	30	26
	$81	$72	$58

Total revenues by country were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
U.S.	$7,423	$6,848	$6,046
All other	2,029	2,058	2,085
	$9,452	$8,906	$8,131

Other than the U.S., there were no countries that individually represented more than 10 percent of total revenues for the years ended December 31, 2019, 2018 and 2017.

Property and equipment, net by country was as follows:

	December 31,
	2019	2018
	(in millions)
U.S.	$145	$109
United Kingdom	84	75
Japan	71	106
Germany	38	40
All other	42	37
	$380	$367

Other than the countries included above, there were no countries that individually represented more than 10 percent of total property and equipment, net as of December 31, 2019 and 2018.

Note 19: Commitments and Contingencies

We provide performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified operating performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls. As of December 31, 2019, we had four performance guarantees, with expirations ranging from 2023 to 2039, and possible cash outlays totaling approximately $20 million. Our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee. As of December 31, 2019 and 2018, we accrued current liabilities of $3 million and $12 million, respectively, for one performance guarantee related to a hotel owned by a VIE for which we were not the primary beneficiary. The performance guarantee period for the contract for which amounts have been accrued ended on December 31, 2019. We may enter into new contracts containing performance guarantees in the future, which could increase our possible cash outlays. We do not have any letters of credit pledged as collateral against our performance guarantees.

As of December 31, 2019, we guaranteed two loans for three hotels that we franchise or will franchise for a total of $30 million. One of the loans has an initial maturity date in 2022 with two one-year extension options and the other loan will mature in 2023. Although we believe it is unlikely that material payments will be required under these guarantees, there can be no assurance that this will be the case. We do not have any letters of credit pledged as collateral against these guarantees.

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

We have entered into agreements with owners of certain hotels that we currently manage or will franchise to finance capital expenditures at the hotels. As of December 31, 2019, we had remaining possible cash outlays of approximately $13 million, which we expect to fund in 2020.

We receive fees from managed and franchised properties to operate our marketing, sales and brand programs on behalf of hotel owners. As of December 31, 2019 and 2018, we had collected an aggregate of $350 million and $375 million in excess of amounts expended, respectively, across all programs.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of December 31, 2019 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 20: Related Party Transactions

Equity Investments

We hold unconsolidated equity investments in entities that own or lease properties that we manage. Amounts included in our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 related to these management contracts primarily included: (i) management and franchise fees of $9 million, $10 million and $10 million, respectively; (ii) other revenues from managed and franchised properties of $12 million, $22 million and $22 million, respectively; and (iii) other expenses from managed and franchised properties of $12 million, $22 million and $22 million, respectively. Our consolidated balance sheet as of December 31, 2018 primarily included $19 million, of management and franchise contracts, net, related to one of the management contracts.

Blackstone

Blackstone directly and indirectly owns or controls hotels that we manage or franchise and for which we receive fees in connection with the related management and franchise contracts. As a result of their sales of Hilton common stock, Blackstone was no longer considered a related party of Hilton as of October 1, 2017. For the year ended December 31, 2017, amounts included in our consolidated statement of operations related to these management and franchise contracts, for the period of time Blackstone was considered a related party, included: (i) management and franchise fees of $24 million; (ii) other revenues from managed and franchised properties of $113 million; and (iii) other expenses from managed and franchised properties of $113 million. Additionally, our consolidated statements of cash flows included $11 million of contract acquisition costs related to these management and franchise contracts for the year ended December 31, 2017.

Note 21: Supplemental Disclosures of Cash Flow Information

Interest paid during the years ended December 31, 2019, 2018 and 2017 was $360 million, $330 million and $314 million, respectively.

Income taxes, net of refunds, paid during the years ended December 31, 2019, 2018 and 2017 were $363 million, $288 million and $526 million, respectively.

In 2017, non-cash financing activities of $25 million in connection with the spin-offs were excluded from our consolidated statements of cash flows.

Refer to Note 12: "Leases" for supplemental disclosures of cash flow information related to operating and finance leases.

Note 22: Condensed Consolidating Guarantor Financial Information

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

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by the Parent, HWP and substantially all of the Parent's direct and indirect wholly owned domestic restricted subsidiaries that are themselves not issuers of the applicable series of Senior Notes (together, the "Guarantors''). The indentures that govern the Senior Notes provide that any subsidiary of the Company that provides a guarantee of our senior secured credit facilities will guarantee the Senior Notes. Additionally, the HWF Issuers are guarantors of the 2024 Senior Notes, the 2026 Senior Notes and the 2030 Senior Notes, and HOC is a guarantor of the 2025 Senior Notes and the 2027 Senior Notes. As of December 31, 2019, none of our foreign subsidiaries or U.S. subsidiaries owned by foreign subsidiaries or conducting foreign operations or our non-wholly owned subsidiaries guaranteed the Senior Notes (collectively, the "Non-Guarantors").

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

Subsequent to December 31, 2019, we intend to merge the HWF Issuers with and into HOC, with HOC as the surviving entity.

The following tables present the condensed consolidating financial information as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017, for the Parent, HWF Issuers, HOC, Guarantors and Non-Guarantors. The condensed consolidating financial information presents the financial information for all periods based on the composition of the Guarantors as of December 31, 2019.

	December 31, 2019
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$1	$10	$527	$—	$538
Restricted cash and cash equivalents	—	—	36	21	35	—	92
Accounts receivable, net	—	—	26	897	338	—	1,261
Intercompany receivables	—	—	—	—	40	(40)	—
Prepaid expenses	—	—	43	40	52	(5)	130
Other	—	1	1	39	54	(23)	72
Total current assets	—	1	107	1,007	1,046	(68)	2,093
Intangibles and Other Assets:
Investments in subsidiaries	(468)	3,846	7,645	(468)	—	(10,555)	—
Goodwill	—	—	—	3,824	1,335	—	5,159
Brands	—	—	—	4,405	472	—	4,877
Management and franchise contracts, net	—	—	1	448	331	—	780
Other intangible assets, net	—	—	—	306	115	—	421
Operating lease right-of-use assets	—	—	31	8	828	—	867
Property and equipment, net	—	—	62	68	250	—	380
Deferred income tax assets	3	7	96	—	129	(135)	100
Other	—	11	38	49	182	—	280
Total intangibles and other assets	(465)	3,864	7,873	8,640	3,642	(10,690)	12,864
TOTAL ASSETS	$(465)	$3,865	$7,980	$9,647	$4,688	$(10,758)	$14,957
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$17	$21	$277	$695	$715	$(22)	$1,703
Current maturities of long-term debt	—	—	19	—	18	—	37
Current portion of deferred revenues	—	—	107	218	13	(6)	332
Intercompany payables	—	—	40	—	—	(40)	—
Current portion of liability for guest loyalty program	—	—	—	799	—	—	799
Total current liabilities	17	21	443	1,712	746	(68)	2,871
Long-term debt	—	4,274	3,472	—	210	—	7,956
Operating lease liabilities	—	—	37	5	995	—	1,037
Deferred revenues	—	—	—	755	72	—	827
Deferred income tax liabilities	—	—	—	930	—	(135)	795
Liability for guest loyalty program	—	—	—	1,060	—	—	1,060
Other	—	38	182	82	581	—	883
Total liabilities	17	4,333	4,134	4,544	2,604	(203)	15,429
Equity (Deficit):
Total Hilton stockholders' equity (deficit)	(482)	(468)	3,846	5,103	2,074	(10,555)	(482)
Noncontrolling interests	—	—	—	—	10	—	10
Total equity (deficit)	(482)	(468)	3,846	5,103	2,084	(10,555)	(472)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(465)	$3,865	$7,980	$9,647	$4,688	$(10,758)	$14,957

	December 31, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$3	$17	$383	$—	$403
Restricted cash and cash equivalents	—	—	34	15	32	—	81
Accounts receivable, net	—	—	10	735	405	—	1,150
Intercompany receivables	—	—	—	—	40	(40)	—
Prepaid expenses	—	—	52	37	80	(9)	160
Other	—	1	1	36	154	(3)	189
Total current assets	—	1	100	840	1,094	(52)	1,983
Intangibles and Other Assets:
Investments in subsidiaries	557	5,131	7,930	557	—	(14,175)	—
Goodwill	—	—	—	3,824	1,336	—	5,160
Brands	—	—	—	4,404	465	—	4,869
Management and franchise contracts, net	—	—	—	556	316	—	872
Other intangible assets, net	—	—	—	287	128	—	415
Property and equipment, net	—	—	27	65	275	—	367
Deferred income tax assets	4	—	94	—	90	(98)	90
Other	—	23	33	22	161	—	239
Total intangibles and other assets	561	5,154	8,084	9,715	2,771	(14,273)	12,012
TOTAL ASSETS	$561	$5,155	$8,184	$10,555	$3,865	$(14,325)	$13,995
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other	$10	$19	$229	$529	$765	$(3)	$1,549
Current maturities of long-term debt	—	—	—	—	16	—	16
Current portion of deferred revenues	—	—	106	239	14	(9)	350
Intercompany payables	—	—	40	—	—	(40)	—
Current portion of liability for guest loyalty program	—	—	—	700	—	—	700
Total current liabilities	10	19	375	1,468	795	(52)	2,615
Long-term debt	—	4,573	2,467	—	226	—	7,266
Deferred revenues	—	—	—	762	64	—	826
Deferred income tax liabilities	—	6	—	962	28	(98)	898
Liability for guest loyalty program	—	—	—	969	—	—	969
Other	—	—	211	93	559	—	863
Total liabilities	10	4,598	3,053	4,254	1,672	(150)	13,437
Equity:
Total Hilton stockholders' equity	551	557	5,131	6,301	2,186	(14,175)	551
Noncontrolling interests	—	—	—	—	7	—	7
Total equity	551	557	5,131	6,301	2,193	(14,175)	558
TOTAL LIABILITIES AND EQUITY	$561	$5,155	$8,184	$10,555	$3,865	$(14,325)	$13,995

	Year Ended December 31, 2019
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise and licensing fees	$—	$—	$275	$1,268	$156	$(18)	$1,681
Base and other management fees	—	—	1	207	124	—	332
Incentive management fees	—	—	—	77	153	—	230
Owned and leased hotels	—	—	—	—	1,422	—	1,422
Other revenues	—	—	3	82	16	—	101
	—	—	279	1,634	1,871	(18)	3,766
Other revenues from managed and franchised properties	—	—	320	4,768	598	—	5,686
Total revenues	—	—	599	6,402	2,469	(18)	9,452

Expenses
Owned and leased hotels	—	—	—	—	1,254	—	1,254
Depreciation and amortization	—	—	7	255	84	—	346
General and administrative	—	—	339	—	132	(30)	441
Other expenses	—	—	8	11	41	12	72
	—	—	354	266	1,511	(18)	2,113
Other expenses from managed and franchised properties	—	—	324	4,835	604	—	5,763
Total expenses	—	—	678	5,101	2,115	(18)	7,876

Gain on sale of assets, net	—	—	—	—	81	—	81

Operating income (loss)	—	—	(79)	1,301	435	—	1,657

Interest expense	—	(192)	(166)	(1)	(55)	—	(414)
Gain (loss) on foreign currency transactions	—	—	3	(24)	19	—	(2)
Other non-operating income (loss), net	—	(11)	7	(6)	13	—	3

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(203)	(235)	1,270	412	—	1,244

Income tax benefit (expense)	—	49	51	(313)	(145)	—	(358)

Income (loss) before equity in earnings from subsidiaries	—	(154)	(184)	957	267	—	886

Equity in earnings from subsidiaries	881	1,035	1,219	881	—	(4,016)	—

Net income	881	881	1,035	1,838	267	(4,016)	886
Net income attributable to noncontrolling interests	—	—	—	—	(5)	—	(5)
Net income attributable to Hilton stockholders	$881	$881	$1,035	$1,838	$262	$(4,016)	$881

Comprehensive income	$823	$838	$1,042	$1,838	$245	$(3,958)	$828
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(5)	—	(5)
Comprehensive income attributable to Hilton stockholders	$823	$838	$1,042	$1,838	$240	$(3,958)	$823

	Year Ended December 31, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise and licensing fees	$—	$—	$227	$1,182	$139	$(18)	$1,530
Base and other management fees	—	—	1	205	115	—	321
Incentive management fees	—	—	—	78	157	—	235
Owned and leased hotels	—	—	—	—	1,484	—	1,484
Other revenues	—	—	6	78	14	—	98
	—	—	234	1,543	1,909	(18)	3,668
Other revenues from managed and franchised properties	—	—	245	4,376	617	—	5,238
Total revenues	—	—	479	5,919	2,526	(18)	8,906

Expenses
Owned and leased hotels	—	—	—	—	1,332	—	1,332
Depreciation and amortization	—	—	6	237	82	—	325
General and administrative	—	—	323	—	130	(10)	443
Other expenses	—	—	7	21	31	(8)	51
	—	—	336	258	1,575	(18)	2,151
Other expenses from managed and franchised properties	—	—	236	4,466	621	—	5,323
Total expenses	—	—	572	4,724	2,196	(18)	7,474

Operating income (loss)	—	—	(93)	1,195	330	—	1,432

Interest expense	—	(227)	(106)	—	(38)	—	(371)
Gain (loss) on foreign currency transactions	—	—	4	(99)	84	—	(11)
Other non-operating income (loss), net	—	(9)	3	16	18	—	28

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(236)	(192)	1,112	394	—	1,078

Income tax benefit (expense)	—	57	39	(263)	(142)	—	(309)

Income (loss) before equity in earnings from subsidiaries	—	(179)	(153)	849	252	—	769

Equity in earnings from subsidiaries	764	943	1,096	764	—	(3,567)	—

Net income	764	764	943	1,613	252	(3,567)	769
Net income attributable to noncontrolling interests	—	—	—	—	(5)	—	(5)
Net income attributable to Hilton stockholders	$764	$764	$943	$1,613	$247	$(3,567)	$764

Comprehensive income	$707	$784	$932	$1,612	$187	$(3,510)	$712
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(5)	—	(5)
Comprehensive income attributable to Hilton stockholders	$707	$784	$932	$1,612	$182	$(3,510)	$707

	Year Ended December 31, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Revenues
Franchise and licensing fees	$—	$—	$143	$1,077	$118	$(17)	$1,321
Base and other management fees	—	—	1	195	128	—	324
Incentive management fees	—	—	—	76	146	—	222
Owned and leased hotels	—	—	—	—	1,432	—	1,432
Other revenues	—	—	31	70	11	(7)	105
	—	—	175	1,418	1,835	(24)	3,404
Other revenues from managed and franchised properties	—	—	159	3,986	582	—	4,727
Total revenues	—	—	334	5,404	2,417	(24)	8,131

Expenses
Owned and leased hotels	—	—	—	—	1,269	—	1,269
Depreciation and amortization	—	—	5	242	89	—	336
General and administrative	—	—	327	—	118	(6)	439
Other expenses	—	—	17	29	27	(17)	56
	—	—	349	271	1,503	(23)	2,100
Other expenses from managed and franchised properties	—	—	147	4,147	605	—	4,899
Total expenses	—	—	496	4,418	2,108	(23)	6,999

Gain (loss) on sale of assets, net	—	—	—	(1)	1	—	—

Operating income (loss)	—	—	(162)	985	310	(1)	1,132

Interest expense	—	(244)	(61)	—	(47)	1	(351)
Gain (loss) on foreign currency transactions	—	—	10	124	(131)	—	3
Loss on debt extinguishment	—	(60)	—	—	—	—	(60)
Other non-operating income (loss), net	—	(3)	4	7	21	—	29

Income (loss) before income taxes and equity in earnings from subsidiaries	—	(307)	(209)	1,116	153	—	753

Income tax benefit (expense)	(3)	122	26	89	102	—	336

Income (loss) before equity in earnings from subsidiaries	(3)	(185)	(183)	1,205	255	—	1,089

Equity in earnings from subsidiaries	1,087	1,272	1,455	1,087	—	(4,901)	—

Net income	1,084	1,087	1,272	2,292	255	(4,901)	1,089
Net income attributable to noncontrolling interests	—	—	—	—	(5)	—	(5)
Net income attributable to Hilton stockholders	$1,084	$1,087	$1,272	$2,292	$250	$(4,901)	$1,084

Comprehensive income	$1,281	$1,101	$1,288	$2,295	$419	$(5,098)	$1,286
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(5)	—	(5)
Comprehensive income attributable to Hilton stockholders	$1,281	$1,101	$1,288	$2,295	$414	$(5,098)	$1,281

	Year Ended December 31, 2019
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(153)	$(30)	$1,494	$213	$(140)	$1,384
Investing Activities:
Capital expenditures for property and equipment	—	—	(14)	(7)	(60)	—	(81)
Payments received on other financing receivables	—	—	—	3	—	—	3
Proceeds from asset disposition	—	—	—	—	120	—	120
Capitalized software costs	—	—	—	(124)	—	—	(124)
Other	—	—	—	(30)	(11)	—	(41)
Net cash provided by (used in) investing activities	—	—	(14)	(158)	49	—	(123)
Financing Activities:
Borrowings	—	1,200	1,000	—	—	—	2,200
Repayment of debt	—	(1,505)	(25)	—	(17)	—	(1,547)
Debt issuance costs	—	(13)	(16)	—	—	—	(29)
Intercompany transfers	1,710	471	(888)	(1,337)	44	—	—
Dividends paid	(172)	—	—	—	—	—	(172)
Repurchases of common stock	(1,538)	—	—	—	—	—	(1,538)
Intercompany dividends	—	—	—	—	(140)	140	—
Share-based compensation tax withholdings and other	—	—	(27)	—	—	—	(27)
Net cash provided by (used in) financing activities	—	153	44	(1,337)	(113)	140	(1,113)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	(2)	—	(2)
Net increase (decrease) in cash, restricted cash and cash equivalents	—	—	—	(1)	147	—	146
Cash, restricted cash and cash equivalents, beginning of period	—	—	37	32	415	—	484
Cash, restricted cash and cash equivalents, end of period	$—	$—	$37	$31	$562	$—	$630

	Year Ended December 31, 2018
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(185)	$(8)	$1,128	$320	$—	$1,255
Investing Activities:
Capital expenditures for property and equipment	—	—	(9)	(7)	(56)	—	(72)
Payments received on other financing receivables	—	—	—	49	1	—	50
Capitalized software costs	—	—	—	(87)	—	—	(87)
Other	—	—	—	(6)	(16)	—	(22)
Net cash used in investing activities	—	—	(9)	(51)	(71)	—	(131)
Financing Activities:
Borrowings	—	175	1,500	—	1	—	1,676
Repayment of debt	—	(985)	—	—	(20)	—	(1,005)
Debt issuance costs	—	—	(21)	—	—	—	(21)
Intercompany transfers	1,902	995	(1,444)	(1,070)	(383)	—	—
Dividends paid	(181)	—	—	—	—	—	(181)
Repurchases of common stock	(1,721)	—	—	—	—	—	(1,721)
Share-based compensation tax withholdings and other	—	—	(44)	—	—	—	(44)
Other	—	—	—	(3)	(1)	—	(4)
Net cash provided by (used in) financing activities	—	185	(9)	(1,073)	(403)	—	(1,300)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	(10)	—	(10)
Net increase (decrease) in cash, restricted cash and cash equivalents	—	—	(26)	4	(164)	—	(186)
Cash, restricted cash and cash equivalents, beginning of period	—	—	63	28	579	—	670
Cash, restricted cash and cash equivalents, end of period	$—	$—	$37	$32	$415	$—	$484

	Year Ended December 31, 2017
	Parent	HWF Issuers	HOC	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating Activities:
Net cash provided by (used in) operating activities	$—	$(113)	$(103)	$950	$285	$(170)	$849
Investing Activities:
Capital expenditures for property and equipment	—	—	(12)	(12)	(34)	—	(58)
Payments received on other financing receivables	—	—	—	7	—	—	7
Capitalized software costs	—	—	—	(75)	—	—	(75)
Other	—	(13)	—	(8)	3	(3)	(21)
Net cash used in investing activities	—	(13)	(12)	(88)	(31)	(3)	(147)
Financing Activities:
Borrowings	—	1,822	—	—	2	—	1,824
Repayment of debt	—	(1,852)	—	—	(8)	—	(1,860)
Debt issuance costs and redemption premium	—	(69)	—	—	—	—	(69)
Repayment of intercompany borrowings	—	—	(3)	—	—	3	—
Intercompany transfers	1,086	225	122	(865)	(568)	—	—
Dividends paid	(195)	—	—	—	—	—	(195)
Repurchases of common stock	(891)	—	—	—	—	—	(891)
Intercompany dividends	—	—	—	—	(170)	170	—
Cash transferred in spin-offs	—	—	—	—	(501)	—	(501)
Share-based compensation tax withholdings and other	—	—	(31)	—	—	—	(31)
Other	—	—	—	—	(1)	—	(1)
Net cash provided by (used in) financing activities	—	126	88	(865)	(1,246)	173	(1,724)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	—	—	—	8	—	8
Net decrease in cash, restricted cash and cash equivalents	—	—	(27)	(3)	(984)	—	(1,014)
Cash, restricted cash and cash equivalents, beginning of period	—	—	90	31	1,563	—	1,684
Cash, restricted cash and cash equivalents, end of period	$—	$—	$63	$28	$579	$—	$670

Note 23: Selected Quarterly Financial Information

The following table sets forth the historical unaudited quarterly financial data for the periods indicated. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments, including normal recurring items, considered necessary for a fair presentation of our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period.

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions, except per share data)
Revenues	$2,204	$2,484	$2,395	$2,369	$9,452
Operating income	312	478	519	348	1,657
Net income	159	261	290	176	886
Net income attributable to Hilton stockholders	158	260	288	175	881
Basic earnings per share(1)	$0.54	$0.90	$1.01	$0.62	$3.07
Diluted earnings per share(1)	$0.54	$0.89	$1.00	$0.61	$3.04

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions, except per share data)
Revenues	$2,074	$2,291	$2,253	$2,288	$8,906
Operating income	279	406	385	362	1,432
Net income	163	217	164	225	769
Net income attributable to Hilton stockholders	161	217	162	224	764
Basic earnings per share(1)	$0.51	$0.72	$0.55	$0.76	$2.53
Diluted earnings per share(1)	$0.51	$0.71	$0.54	$0.75	$2.50
____________
(1)The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares outstanding in interim periods.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information about common stock that may be issued under our existing equity compensation plans. The only plan pursuant to which the Company may grant new equity-based awards is the Hilton 2017 Omnibus Incentive Plan, which replaced the Company's 2013 Omnibus Incentive Plan. The number of securities to be issued upon exercise of outstanding options, warrants and rights reflected in the table below includes shares underlying equity-based awards granted, and that remained outstanding as of December 31, 2019 under the equity incentive plans.

	As of December 31, 2019
	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	6,733,680	$65.72	14,227,015
____________
(1)Includes shares issuable upon exercise of stock options and 3,931,599 shares that may be issued upon the vesting of certain share-based compensation awards. The number of shares to be issued in respect of performance shares has been calculated based on the assumption that the maximum levels of performance applicable to the performance shares will be achieved. The RSUs and performance shares cannot be exercised for consideration.

The remaining information required by this item is incorporated by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)Financial Statements
We include this portion of Item 15 under Item 8 of this Annual Report on Form 10-K.

(b)Financial Statement Schedules
All schedules are omitted as the required information is either not present, not present in material amounts or presented within the consolidated financial statements or related notes.

(c)Exhibits:

Exhibit Number	Exhibit Description
2.1
Distribution Agreement, dated January 2, 2017, among Hilton Worldwide Holdings Inc., Hilton Domestic Operating Company Inc., Park Hotels & Resorts Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 4, 2017).

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

3.3	Amended and Restated By-Laws of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 2, 2019).
4.1
Indenture with respect to the 4.625% Senior Notes due 2025 (the "2025 Notes") and the 4.875% Senior Notes due 2027 (the "2027 Notes"), dated as of March 16, 2017, by and among Hilton Worldwide Finance LLC, Hilton Worldwide Finance Corp., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 22, 2017).

4.2	Form of 4.625% Senior Note due 2025 (included in Exhibit 4.1).
4.3	Form of 4.875% Senior Note due 2027 (included in Exhibit 4.1).
4.4
Indenture with respect to the 4.250% Senior Notes due 2024 (the "2024 Notes"), dated as of August 18, 2016, by and among Hilton Domestic Operating Company Inc., Hilton Worldwide Holdings Inc., Hilton Worldwide Finance LLC, the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 18, 2016).

4.5	Form of 4.250% Senior Note due 2024 (included in Exhibit 4.4).
4.6
First Supplemental Indenture with respect to the 2025 Notes and the 2027 Notes, dated as of December 6, 2017, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

4.7
First Supplemental Indenture with respect to the 2024 Notes, dated as of September 22, 2016, among Hilton Escrow Issuer LLC, Hilton Escrow Issuer Corp., Hilton Domestic Operating Company Inc., Hilton Worldwide Holdings Inc., Hilton Worldwide Finance LLC, the subsidiary guarantors party thereto, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

4.8
Second Supplemental Indenture with respect to the 2024 Notes, dated as of September 22, 2016, among Hilton Domestic Operating Company Inc., Hilton Worldwide Parent LLC, and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

4.9
Third Supplemental Indenture with respect to the 2024 Notes, dated as of October 20, 2016, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016).

4.10
Fourth Supplemental Indenture with respect to the 2024 Notes, dated as of December 12, 2016, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016).

4.11
Fifth Supplemental Indenture with respect to the 2024 Notes, dated as of December 6, 2017, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

4.12
Indenture with respect to the 5.125% Senior Notes due 2026, dated as of April 13, 2018, by and among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 13, 2018).

4.13	Form of 5.125% Senior Note due 2026 (included in Exhibit 4.12).
4.14
Sixth Supplemental Indenture with respect to the 2024 Notes, dated as of March 8, 2019, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

Exhibit Number	Exhibit Description
4.15
Second Supplemental Indenture with respect to the 2025 Notes and the 2027 Notes, dated as of March 8, 2019, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

4.16
First Supplemental Indenture with respect to the 5.125% Senior Notes due 2026, dated as of March 8, 2019, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

4.17
Indenture, dated as of June 20, 2019, with respect to the 4.875% Senior Notes due 2030, by and among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 24, 2019).

4.18	Form of 4.875% Senior Note due 2030 (included in Exhibit 4.17).
4.19
First Supplemental Indenture with respect to the 4.875% Senior Notes due 2030, dated as of September 12, 2019, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.20 to the Company's Registration Statement on Form S-4 filed on September 20, 2019).

4.20	Description of Securities.
10.1
Credit Agreement, dated as of October 25, 2013, among Hilton Worldwide Holdings Inc., as parent, Hilton Worldwide Finance LLC, as borrower, the other guarantors from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, collateral agent, swing line lender and L/C issuer, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on November 8, 2013).

10.2
Amendment No. 1, dated as of August 18, 2016, to the Credit Agreement, dated as of October 25, 2013, by and among Hilton Worldwide Holdings Inc., Hilton Worldwide Finance LLC, the other guarantors party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent, collateral agent, swing line lender and L/C issuer and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 18, 2016).

10.3
Amendment No. 2, dated as of November 21, 2016, to the Credit Agreement, dated as of October 25, 2013 (as amended), by and among Hilton Worldwide Holdings Inc., Hilton Worldwide Finance LLC, the other guarantors party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent, collateral agent, swing line lender and L/C issuer and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 23, 2016).

10.4
Amendment No. 3, dated as of March 16, 2017, to the Credit Agreement, dated as of October 25, 2013 (as amended), by and among Hilton Worldwide Holdings Inc., Hilton Worldwide Parent LLC, Hilton Worldwide Finance LLC, the other guarantors party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent, collateral agent, swing line lender and L/C issuer and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2017).

10.5
Amendment No. 4, dated as of April 19, 2018, to the Credit Agreement, dated as of October 25, 2013 (as amended), by and among Hilton Worldwide Holdings Inc., Hilton Worldwide Parent LLC, Hilton Worldwide Finance LLC, the other guarantors party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent, collateral agent, swing line lender and L/C issuer and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 19, 2018).

10.6
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

Exhibit Number	Exhibit Description
10.7
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

10.8
Security Agreement, dated as of October 25, 2013, among the grantors identified therein and Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on November 8, 2013).

10.9
Loan Agreement, dated as of October 25, 2013, among the subsidiaries party thereto, collectively, as borrower and JPMorgan Chase Bank, National Association, German American Capital Corporation, Bank of America, N.A., GS Commercial Real Estate LP and Morgan Stanley Mortgage Capital Holdings LLC, collectively, as lender (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on November 8, 2013).

10.10
Guaranty Agreement, dated as of October 25, 2013, among the guarantors named therein and JPMorgan Chase Bank, National Association, German American Capital Corporation, Bank of America, N.A., GS Commercial Real Estate LP and Morgan Stanley Mortgage Capital Holdings LLC, collectively, as lender (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on November 8, 2013).

10.11	Hilton Worldwide Holdings Inc. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on November 8, 2013).*
10.12	Hilton Worldwide Holdings Inc. 2019 Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).*
10.13	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed on November 27, 2013).*
10.14
2005 Executive Deferred Compensation Plan (as Amended and Restated Effective as of January 1, 2018) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).*

10.15	Form of 2014 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*
10.16	Form of 2015 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*
10.17	Form of Deferred Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*
10.18	Form of 2017 Performance Share Agreement (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*
10.19	Form of 2017 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*
10.20	Form of 2017 Restricted Stock Unit Agreement for Special Awards (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*
10.21	Hilton 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 26, 2017).*
10.22	Form of Deferred Share Unit Agreement for independent directors (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*
10.23	Form of 2018 Performance Share Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*
10.24	Form of 2018 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*
10.25	Form of 2018 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*
10.26
Letter Agreement relating to certain tax matters, dated as of October 24, 2016, by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc., and certain of Hilton Worldwide Holdings Inc.’s stockholders (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on October 24, 2016).

Exhibit Number	Exhibit Description
10.27
Letter Agreement relating to tax stockholders agreement, dated as of October 24, 2016, by and among Hilton Worldwide Holdings Inc., Hilton Grand Vacations Inc. and certain of Hilton Worldwide Holdings Inc.’s stockholders (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on October 24, 2016).

10.28
Amended and Restated Registration Rights Agreement, dated as of October 24, 2016, by and among Hilton Worldwide Holdings Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 24, 2016).

10.29
Employee Matters Agreement, dated January 2, 2017, among Hilton Worldwide Holdings Inc., Hilton Domestic Operating Company Inc., Park Hotels & Resorts Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 4, 2017).

10.30
Tax Matters Agreement, dated January 2, 2017, among Hilton Worldwide Holdings Inc., Hilton Domestic Operating Company Inc., Park Hotels & Resorts Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 4, 2017).

10.31
Transition Services Agreement, dated January 2, 2017, among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 4, 2017).

10.32
License Agreement, dated January 2, 2017, by and between Hilton Worldwide Holdings Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on January 4, 2017).

10.33
Tax Stockholders Agreement, dated January 2, 2017, among Hilton Worldwide Holdings Inc., Hilton Grand Vacations Inc. and the other parties thereto (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on January 4, 2017).

10.36	Restricted Stock Unit Agreement with Jonathan Witter (Four-Year Vesting) (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).*
10.37	Amendment One to the 2005 Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018).*
10.38
Form of 2019 Performance Award Agreement (EBITDA CAGR Performance Condition) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).*

10.39
Form of 2019 Performance Award Agreement (Free Cash Flow Per Share CAGR Performance Condition) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).*

10.40	Form of 2019 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).*
10.42	Form of 2019 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).*
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101.INS	Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

Exhibit Number	Exhibit Description
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
____________
*This document has been identified as a management contract or compensatory plan or arrangement.

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

Item 16.  Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in McLean, Virginia, on the 11th day of February 2020.

HILTON WORLDWIDE HOLDINGS INC.

By:	/s/ Christopher J. Nassetta
Name:	Christopher J. Nassetta
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 11th day of February 2020.

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