Form 10-Q
period 2020-03-31
Hilton Worldwide Holdings Inc.
filed 2020-05-07
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of April 30, 2020 was 277,261,486.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,734	$538
Restricted cash and cash equivalents	71	92
Accounts receivable, net of allowance for credit losses of $55 and $44	1,111	1,261
Prepaid expenses	138	130
Other	95	72
Total current assets (variable interest entities – $75 and $100)	3,149	2,093
Intangibles and Other Assets:
Goodwill	5,146	5,159
Brands	4,867	4,877
Management and franchise contracts, net	734	780
Other intangible assets, net	353	421
Operating lease right-of-use assets	770	867
Property and equipment, net	356	380
Deferred income tax assets	116	100
Other	297	280
Total intangibles and other assets (variable interest entities – $185 and $179)	12,639	12,864
TOTAL ASSETS	$15,788	$14,957
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$1,460	$1,703
Current maturities of long-term debt	41	37
Current portion of deferred revenues	242	332
Current portion of liability for guest loyalty program	477	799
Total current liabilities (variable interest entities – $48 and $64)	2,220	2,871
Long-term debt	9,455	7,956
Operating lease liabilities	966	1,037
Deferred revenues	929	827
Deferred income tax liabilities	750	795
Liability for guest loyalty program	1,437	1,060
Other	935	883
Total liabilities (variable interest entities – $243 and $260)	16,692	15,429
Commitments and contingencies – see Note 14
Equity (Deficit):
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 334,072,979 issued and 277,152,629 outstanding as of March 31, 2020 and 333,159,770 issued and 278,985,125 outstanding as of December 31, 2019	3	3
Treasury stock, at cost; 56,920,350 shares as of March 31, 2020 and 54,174,645 shares as of December 31, 2019	(4,462)	(4,169)
Additional paid-in capital	10,443	10,489
Accumulated deficit	(5,999)	(5,965)
Accumulated other comprehensive loss	(899)	(840)
Total Hilton stockholders' deficit	(914)	(482)
Noncontrolling interests	10	10
Total deficit	(904)	(472)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$15,788	$14,957

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues
Franchise and licensing fees	$339	$382
Base and other management fees	60	80
Incentive management fees	23	55
Owned and leased hotels	210	312
Other revenues	23	26
	655	855
Other revenues from managed and franchised properties	1,265	1,349
Total revenues	1,920	2,204

Expenses
Owned and leased hotels	239	298
Depreciation and amortization	91	84
General and administrative	60	107
Impairment losses	112	—
Other expenses	14	20
	516	509
Other expenses from managed and franchised properties	1,336	1,383
Total expenses	1,852	1,892

Operating income	68	312

Interest expense	(94)	(98)
Gain on foreign currency transactions	9	—
Other non-operating income, net	—	4

Income (loss) before income taxes	(17)	218

Income tax benefit (expense)	35	(59)

Net income	18	159
Net income attributable to noncontrolling interests	—	(1)
Net income attributable to Hilton stockholders	$18	$158

Earnings per share:
Basic	$0.06	$0.54
Diluted	$0.06	$0.54

Cash dividends declared per share	$0.15	$0.15

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income	$18	$159
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $8 and $(8)	(24)	(3)
Pension liability adjustment, net of tax of $— and $(1)	1	2
Cash flow hedge adjustment, net of tax of $13 and $5	(36)	(15)
Total other comprehensive loss	(59)	(16)

Comprehensive income (loss)	(41)	143
Comprehensive income attributable to noncontrolling interests	—	(1)
Comprehensive income (loss) attributable to Hilton stockholders	$(41)	$142

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating Activities:
Net income	$18	$159
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of contract acquisition costs	8	7
Depreciation and amortization	91	84
Impairment losses	112	—
Gain on foreign currency transactions	(9)	—
Share-based compensation	(12)	34
Deferred income taxes	(37)	(26)
Contract acquisition costs	(11)	(15)
Working capital changes and other	(31)	121
Net cash provided by operating activities	129	364
Investing Activities:
Capital expenditures for property and equipment	(12)	(23)
Capitalized software costs	(17)	(19)
Other	(18)	(2)
Net cash used in investing activities	(47)	(44)
Financing Activities:
Borrowings	1,690	375
Repayment of debt	(205)	(336)
Dividends paid	(42)	(44)
Repurchases of common stock	(296)	(296)
Share-based compensation tax withholdings and other	(47)	(42)
Net cash provided by (used in) financing activities	1,100	(343)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(7)	—
Net increase (decrease) in cash, restricted cash and cash equivalents	1,175	(23)
Cash, restricted cash and cash equivalents, beginning of period	630	484
Cash, restricted cash and cash equivalents, end of period	$1,805	$461

Supplemental Disclosures:
Cash paid during the year:
Interest	$94	$71
Income taxes, net of refunds	50	13

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts, and licensing its brands and intellectual property ("IP"). As of March 31, 2020, we managed, franchised, owned or leased 6,162 hotels and resorts, including timeshare properties, totaling 977,939 rooms in 118 countries and territories.

Basis of Presentation

The accompanying condensed consolidated financial statements for the three months ended March 31, 2020 and 2019 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Additionally, interim results are not necessarily indicative of full year performance. In particular, the crisis related to the novel coronavirus ("COVID-19") had a material adverse impact on our results for the three months ended March 31, 2020, and we expect it to continue to have a material adverse impact on our results. As such, this interim period, as well as upcoming periods, are unlikely to be comparable to past performance or indicative of future performance. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. All material intercompany transactions have been eliminated in consolidation.

Note 2: Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2016-13 ("ASU 2016-13"), Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. On January 1, 2020, we adopted ASU 2016-13 and subsequent ASUs issued to clarify its application, on a prospective basis, and recognized a $10 million cumulative adjustment, net of taxes, to accumulated deficit. As a result of the adoption, we consider forecasted business conditions, in addition to current business conditions and historical collection activity, in calculating our allowance for credit losses on accounts receivable. The cumulative adjustment to accumulated deficit that we recognized upon adoption of this ASU did not include the impact of the COVID-19 crisis as a forecasted business condition. By applying ASU 2016-13 at the adoption date, the presentation of credit losses for periods prior to January 1, 2020 remains unchanged and in accordance with Receivables (Topic 310).

Note 3: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as a component of current and long-term deferred revenues, during the three months ended March 31, 2020:

(in millions)
Balance as of December 31, 2019	$1,041
Cash received in advance and not recognized as revenue(1)	106
Revenue recognized(1)	(54)
Other(2)	(10)
Balance as of March 31, 2020	$1,083
____________
(1)Primarily related to Hilton Honors, our guest loyalty program, which included $40 million for revenue recognized.
(2)Primarily the result of changes in estimated transaction prices for our performance obligations related to points issued under Hilton Honors, which had no effect on revenues.

We recognized revenues that were previously deferred as contract liabilities of $57 million during the three months ended March 31, 2019.

Performance Obligations

As of March 31, 2020, we had $423 million of deferred revenues for unsatisfied performance obligations related to Hilton Honors that will be recognized as revenues when the points are redeemed, which we estimate will occur over approximately the next two to three years. Additionally, we had $660 million of deferred revenues for unsatisfied performance obligations related to application, initiation and licensing fees, which are expected to be recognized as revenues in future periods over the terms of the related contracts.

Note 4: Consolidated Variable Interest Entities

As of March 31, 2020 and December 31, 2019, we consolidated two variable interest entities ("VIEs") that lease hotel properties. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities. Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised the following:

	March 31,	December 31,
	2020	2019
	(in millions)
Cash and cash equivalents	$62	$81
Property and equipment, net	71	69
Deferred income tax assets	51	48
Other non-current assets	62	61
Accounts payable, accrued expenses and other	32	49
Long-term debt(1)	193	194
Other long-term liabilities	17	17
____________
(1)Includes finance lease liabilities of $175 million and $177 million as of March 31, 2020 and December 31, 2019, respectively.

We did not provide any financial or other support to any consolidated VIEs that we were not previously contractually required to provide during the three months ended March 31, 2020 and 2019, and we are not aware of any future obligations to do so.

Note 5: Finite-Lived Intangible Assets

Finite-lived intangible assets were as follows:

	March 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,156	$(2,009)	$147
Contract acquisition costs	602	(126)	476
Development commissions and other	131	(20)	111
	$2,889	$(2,155)	$734

Other intangible assets:
Leases(1)(2)	$144	$(83)	$61
Capitalized software costs	642	(425)	217
Hilton Honors(1)	337	(262)	75
	$1,123	$(770)	$353

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,163	$(1,974)	$189
Contract acquisition costs	604	(121)	483
Development commissions and other	127	(19)	108
	$2,894	$(2,114)	$780

Other intangible assets:
Leases(1)	$290	$(176)	$114
Capitalized software costs	625	(399)	226
Hilton Honors(1)	338	(257)	81
Other(1)	34	(34)	—
	$1,287	$(866)	$421
____________
(1)Represents intangible assets that were initially recorded at their fair value as part of the October 24, 2007 transaction whereby we became a wholly owned subsidiary of affiliates of The Blackstone Group Inc. (the "Merger").
(2)We recognized impairment losses during the three months ended March 31, 2020 that reduced the gross carrying value of our leases intangible asset by $138 million, the accumulated amortization by $92 million and the net carrying value by $46 million. See Note 7: "Fair Value Measurements" for additional information.

Amortization of our finite-lived intangible assets was as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Recognized in depreciation and amortization expense(1)	$77	$70
Recognized as a reduction of franchise and licensing fees and base and other management fees	8	7
____________
(1)Includes amortization expense of $49 million and $51 million for the three months ended March 31, 2020 and 2019, respectively, associated with assets that were initially recorded at their fair value at the time of the Merger.

We estimate future amortization of our finite-lived intangible assets as of March 31, 2020 to be as follows:

	Recognized in Depreciation and Amortization Expense	Recognized as a Reduction of Franchise and Licensing Fees and Base and Other Management Fees
Year	(in millions)
2020 (remaining)	$197	$21
2021	126	28
2022	97	26
2023	58	25
2024	12	25
Thereafter	121	351
	$611	$476

Note 6: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of March 31, 2020, were as follows:

	March 31,	December 31,
	2020	2019
	(in millions)
Senior secured revolving credit facility with a weighted average rate of 2.06%, due 2024	$1,690	$195
Senior secured term loan facility with a rate of 2.70%, due 2026	2,619	2,619
Senior notes with a rate of 4.250%, due 2024	1,000	1,000
Senior notes with a rate of 4.625%, due 2025	900	900
Senior notes with a rate of 5.125%, due 2026	1,500	1,500
Senior notes with a rate of 4.875%, due 2027	600	600
Senior notes with a rate of 4.875%, due 2030	1,000	1,000
Finance lease liabilities with a weighted average rate of 5.74%, due 2020 to 2030	249	245
Other debt with a rate of 3.08% due 2026	18	17
	9,576	8,076
Less: unamortized deferred financing costs and discount	(80)	(83)
Less: current maturities of long-term debt(1)	(41)	(37)
	$9,455	$7,956
____________
(1)Represents current maturities of finance lease liabilities.

In April 2020, we issued $1.0 billion aggregate principal amount of senior notes, which are outstanding as of the date of this report, in addition to the other long-term debt balances above. See Note 15: "Subsequent Events" for additional information.

Our senior secured credit facilities consist of a $1.75 billion senior secured revolving credit facility (the "Revolving Credit Facility") and a senior secured term loan facility (the "Term Loans"). The obligations of our senior secured credit facilities are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries.

As a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic, we fully drew down on our Revolving Credit Facility during the three months ended March 31, 2020, and, as of March 31, 2020, had outstanding borrowings of $1.69 billion, after giving effect to $60 million letters of credit outstanding.

The 4.250% Senior Notes due 2024 (the "2024 Senior Notes"), the 4.625% Senior Notes due 2025 (the "2025 Senior Notes"), the 5.125% Senior Notes due 2026 (the "2026 Senior Notes"), the 4.875% Senior Notes due 2027 (the "2027 Senior Notes") and the 4.875% Senior Notes due 2030 ("2030 Senior Notes") are collectively referred to as the Senior Notes and are jointly and severally guaranteed on a senior unsecured basis by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries that are themselves not an issuer of the applicable series of senior notes.

The contractual maturities of our long-term debt as of March 31, 2020 were as follows:

Year	(in millions)
2020 (remaining)	$41
2021	33
2022	23
2023	21
2024	2,712
Thereafter	6,746
$9,576

Note 7: Fair Value Measurements

Estimates of the fair values of our financial instruments and nonfinancial assets were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	March 31, 2020
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$1,385	$—	$1,385	$—
Restricted cash equivalents	10	—	10	—
Liabilities:
Long-term debt(1)	9,229	4,671	—	4,134
Interest rate swaps	92	—	92	—

	December 31, 2019
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$117	$—	$117	$—
Restricted cash equivalents	32	—	32	—
Liabilities:
Long-term debt(1)	7,731	5,230	—	2,834
Interest rate swaps	37	—	37	—
____________
(1)The carrying values include unamortized deferred financing costs and discount. The carrying values and fair values exclude finance lease liabilities and other debt.

We measure our interest rate swaps at fair value, which was estimated using a discounted cash flow analysis that reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs of similar instruments, including interest rate curves, as applicable. Our interest rate swaps are included in other long-term liabilities in our condensed consolidated balance sheets.

The estimated fair values of our nonfinancial assets that were measured at fair value on a non-recurring basis during the three months ended March 31, 2020 were as follows:

	Carrying Value	Impairment Losses	Fair Value(1)
	(in millions)
Other intangible assets, net(2)	$46	$(46)	$—
Operating lease right-of-use assets(2)	86	(45)	41
Property and equipment, net(2)	29	(21)	8
____________
(1)Fair value measurements using significant Level 3 unobservable inputs.
(2)Related to certain hotel properties under operating and finance leases in our ownership segment.

We assessed recoverability of the assets included in the table above using estimates of undiscounted net cash flows, and concluded that the carrying values of the assets were not fully recoverable. We then estimated the fair value of these assets using discounted cash flow analyses, which included an estimate of the impact of the COVID-19 pandemic on each leased property based on the expected recovery term. Estimated stabilized growth rates after the recovery period ranged from 1.7 percent to 4.8 percent, and discount rates ranged from 7.0 percent to 12.0 percent, with the weighted average, based on relative impairment losses, for both inputs being at the lower end of each of the ranges. The stabilized growth rates after recovery and discount rates used for the fair value of the assets reflect the risk profile of the underlying cash flows and the individual markets where the assets are located, and are not necessarily indicative of our hotel portfolio as a whole.

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of March 31, 2020 and December 31, 2019.

Note 8: Leases

We lease hotel properties, land, corporate office space and equipment used at hotels and corporate offices, with our most significant lease liabilities related to hotel properties. As of March 31, 2020, we leased 52 hotels under operating leases and six hotels under finance leases, two of which were the liabilities of consolidated VIEs and were non-recourse to us. Our hotel leases expire at various dates, with varying renewal and termination options. During the three months ended March 31, 2020, we recognized $45 million and $2 million of impairment losses related to certain operating and finance lease right-of-use ("ROU") assets, respectively, included in impairment losses in our condensed consolidated statement of operations; see Note 7: "Fair Value Measurements" for additional information.
Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2020	2019
	(dollars in millions)
Operating leases:
Operating lease right-of-use assets	$770	$867
Accounts payable, accrued expenses and other	146	133
Operating lease liabilities	966	1,037

Finance leases:
Property and equipment, net	$52	$52
Current maturities of long-term debt	41	37
Long-term debt	208	208

Weighted average remaining lease term:
Operating leases	12.7 years	12.8 years
Finance leases	8.2 years	8.6 years

Weighted average discount rate:
Operating leases	3.77%	3.76%
Finance leases	5.74%	5.83%

The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Operating lease expense for fixed payments	$35	$37
Finance lease expense:
Amortization of ROU assets	7	8
Interest on lease liabilities	4	4
Variable lease expense(1)	9	19
____________
(1)Includes amounts related to operating leases and interest payments on finance leases.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29	$48
Financing cash flows from finance leases	10	11
ROU assets obtained in exchange for lease liabilities in non-cash transactions:
Operating leases(1)	6	—
Finance leases	11	42
____________
(1)Amount was less than $1 million for the three months ended March 31, 2019.

Our future minimum lease payments as of March 31, 2020 were as follows:

	Operating Leases	Finance Leases
Year	(in millions)
2020 (remaining)	$142	$44
2021	169	45
2022	139	36
2023	124	30
2024	103	30
Thereafter	758	135
Total minimum lease payments	1,435	320
Less: imputed interest	(323)	(71)
Total lease liabilities	$1,112	$249

Note 9: Income Taxes

At the end of each quarter, we estimate the effective income tax rate expected to be applied for the full year to ordinary income, which excludes discrete items. Discrete items that were recognized during the three months ended March 31, 2020 included impairment losses and the vesting of certain share-based compensation awards, which provided us with tax benefits. The effective income tax rate for the full year is determined by the level and composition of income (loss) before income taxes, excluding discrete items as discussed above, which is subject to federal, state, local and foreign income taxes. The Company's forecast includes losses for the full year in many foreign jurisdictions. For certain foreign jurisdictions, we expect to have net operating losses ("NOLs"), which we expect to be utilized in future periods. However, as future utilization of NOLs reduces foreign taxes paid, we expect U.S. foreign tax credits to be reduced, thereby reducing or eliminating the tax benefit of the NOLs on a global basis. Because of the reduced global tax benefit of NOLs in these specific jurisdictions, our effective income tax rate estimate is lower than the combined U.S. statutory rate. Due to forecasted losses before income taxes for the full year, the Company is forecasting an overall tax benefit.

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign tax jurisdictions. We are under regular and recurring audit by the Internal Revenue Service ("IRS") and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in federal, state, local and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. As of March 31, 2020, we remain subject to federal and state examinations of our income tax returns for tax years from 2005 through 2018 and foreign examinations of our income tax returns for tax years from 1996 through 2019.

Our total unrecognized tax benefits as of March 31, 2020 and December 31, 2019 were $394 million and $395 million, respectively. As of March 31, 2020 and December 31, 2019, we had accrued approximately $55 million and $52 million, respectively, for interest and penalties related to our unrecognized tax benefits. Included in the balances of unrecognized tax benefits as of March 31, 2020 and December 31, 2019 was $380 million associated with positions that, if favorably resolved, would provide a benefit to our effective income tax rate.

In prior periods, we received 30-day Letters from the IRS and the Revenue Agents Reports ("RARs") for the 2006 through the 2013 tax years. We disagreed with several of the proposed adjustments in the RARs and filed formal appeals protests with the IRS. The unsettled proposed adjustments sought by the IRS for the tax years with open audits would result in additional U.S. federal tax owed of approximately $817 million, excluding interest and penalties and potential state income taxes. We disagree with the IRS's position on each of their assertions and intend to vigorously contest them. However, based on continuing appeals process discussions with the IRS, we believe that it is more likely than not that we will not recognize the full benefit related to certain of the issues being appealed. Accordingly, as of March 31, 2020, we had recorded $58 million of unrecognized tax benefits related to these issues.

Note 10: Share-Based Compensation

We recognized a benefit related to share-based compensation of $12 million during the three months ended March 31, 2020 and expense of $34 million during the three months ended March 31, 2019, which included amounts reimbursed by hotel owners. The benefit recognized during the three months ended March 31, 2020 was primarily due to the reversal of expense recognized in prior periods, as a result of the determination that the performance conditions of certain share-based compensation awards were no longer probable of achievement.

As part of the Hilton 2017 Omnibus Incentive Plan (the "2017 Plan"), we award time-vesting restricted stock units and restricted stock (collectively, "RSUs"), nonqualified stock options ("options") and performance-vesting RSUs ("performance shares") to our eligible employees. As of March 31, 2020, unrecognized compensation costs for unvested awards under the 2017 Plan were approximately $210 million, which are expected to be recognized over a weighted-average period of 2.0 years on a straight-line basis. As of March 31, 2020, there were 12.5 million shares of common stock available for future issuance under the 2017 Plan, plus any shares subject to awards outstanding under the 2013 Omnibus Incentive Plan, which will become available for issuance under the 2017 Plan if such outstanding awards expire or are terminated or are canceled or forfeited.

RSUs

During the three months ended March 31, 2020, we granted 0.91 million RSUs with a weighted average grant date fair value per share of $93.43, which generally vest in equal annual installments over two or three years from the date of grant.

Options

During the three months ended March 31, 2020, we granted 0.75 million options with a weighted average exercise price per share of $93.33, which vest over three years from the date of grant in equal annual installments and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The weighted average grant date fair value per share of the options granted during the three months ended March 31, 2020 was $21.47, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility(1)	23.69%
Dividend yield(2)	0.55%
Risk-free rate(3)	0.96%
Expected term (in years)(4)	6.0
____________
(1)Estimated using historical movement of Hilton's stock price.
(2)Estimated based on the quarterly dividend and the three-month average stock price at the date of grant.
(3)Based on the yields of U.S. Department of Treasury instruments with similar expected lives.
(4)Estimated using the average of the vesting periods and the contractual term of the options.

As of March 31, 2020, 2.0 million options were exercisable.

Performance Shares

During the three months ended March 31, 2020, we granted 0.35 million performance shares with a weighted average grant date fair value per share of $93.33. The performance shares are settled at the end of the three-year performance period with: (i) 50 percent of the awards subject to achievement based on the compound annual growth rate ("CAGR") of the Company's earnings before interest expense, income tax expense (benefit) and depreciation and amortization ("EBITDA"), adjusted to exclude certain items ("Adjusted EBITDA") and (ii) 50 percent of the awards subject to achievement based on the Company’s free cash flow per share CAGR. The total number of performance shares that vest related to each performance measure is based on an achievement factor, which is estimated each reporting period, that ranges from a zero percent to 200 percent payout, with 100 percent being the target. As of March 31, 2020, we determined that the performance conditions for the outstanding 2018 performance shares were not probable of achievement, and that the performance conditions for the outstanding 2019 and 2020 performance shares were probable of achievement, for which we recognized compensation expense at the target achievement percentage.

Note 11: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
	March 31,
	2020	2019
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$18	$158
Denominator:
Weighted average shares outstanding	277	293
Basic EPS	$0.06	$0.54

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$18	$158
Denominator:
Weighted average shares outstanding	280	295
Diluted EPS	$0.06	$0.54

Approximately 1 million share-based compensation awards were excluded from the computation of diluted EPS for the three months ended March 31, 2020 and 2019 because their effect would have been anti-dilutive under the treasury stock method.

Note 12: Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss

The following tables present the changes in the components of stockholders' equity (deficit):

	Three Months Ended March 31, 2020
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2019	279	$3	$(4,169)	$10,489	$(5,965)	$(840)	$10	$(472)
Net income	—	—	—	—	18	—	—	18
Other comprehensive loss	—	—	—	—	—	(59)	—	(59)
Dividends	—	—	—	—	(42)	—	—	(42)
Repurchases of common stock	(3)	—	(279)	—	—	—	—	(279)
Share-based compensation	1	—	(14)	(46)	—	—	—	(60)
Cumulative effect of the adoption of ASU 2016-13	—	—	—	—	(10)	—	—	(10)
Balance as of March 31, 2020	277	$3	$(4,462)	$10,443	$(5,999)	$(899)	$10	$(904)

	Three Months Ended March 31, 2019
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2018	295	$3	$(2,625)	$10,372	$(6,417)	$(782)	$7	$558
Net income	—	—	—	—	158	—	1	159
Other comprehensive loss	—	—	—	—	—	(16)	—	(16)
Dividends	—	—	—	—	(43)	—	—	(43)
Repurchases of common stock	(4)	—	(296)	—	—	—	—	(296)
Share-based compensation	1	—	—	2	—	—	—	2
Cumulative effect of the adoption of ASU 2016-02	—	—	—	—	(256)	—	—	(256)
Balance as of March 31, 2019	292	$3	$(2,921)	$10,374	$(6,558)	$(798)	$8	$108

In March 2020, our board of directors authorized the repurchase of an additional $2.0 billion under our existing stock repurchase program, bringing total authorizations under the program to $5.5 billion. Subsequent to the additional authorization, on March 26, 2020, we announced the suspension of share repurchases, with no share repurchases made after March 5, 2020, as well as the payment of dividends, other than those that were already declared, which is expected to be temporary. The stock repurchase program remains authorized by the board of directors, and we may resume share repurchases in the future at any time, depending on market conditions, our capital needs and other factors. As of March 31, 2020, approximately $2.2 billion remained available for share repurchases under the program.

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2019	$(549)	$(269)	$(22)	$(840)
Other comprehensive loss before reclassifications	(25)	(1)	(34)	(60)
Amounts reclassified from accumulated other comprehensive loss	1	2	(2)	1
Net current period other comprehensive income (loss)	(24)	1	(36)	(59)
Balance as of March 31, 2020	$(573)	$(268)	$(58)	$(899)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2018	$(545)	$(260)	$23	$(782)
Other comprehensive loss before reclassifications	(3)	—	(13)	(16)
Amounts reclassified from accumulated other comprehensive loss	—	2	(2)	—
Net current period other comprehensive income (loss)	(3)	2	(15)	(16)
Balance as of March 31, 2019	$(548)	$(258)	$8	$(798)
____________
(1)Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature. Amount reclassified for the three months ended March 31, 2020 related to the liquidation of an investment in a foreign entity and was recognized net of taxes in gain on foreign currency transactions in our condensed consolidated statement of operations.
(2)Amounts reclassified related to the amortization of prior service cost and amortization of net loss and were recognized net of taxes in other non-operating income, net in our condensed consolidated statements of operations.
(3)Amounts reclassified related to interest rate swaps and forward contracts that hedge our foreign currency denominated fees and were recognized net of taxes in interest expense and franchise and licensing fees, base and other management fees and other revenues from managed and franchised properties, respectively, in our condensed consolidated statements of operations.

Note 13: Business Segments

We are a hospitality company with operations organized in two distinct operating segments: (i) management and franchise and (ii) ownership. These segments are managed and reported separately because of their distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels operated or managed by someone other than us. This segment also earns licensing fees from Hilton Grand Vacations Inc. ("HGV") and strategic partnerships for the right to use certain Hilton marks and IP, as well as fees for managing properties in our ownership segment. As of March 31, 2020, this segment included 694 managed hotels and 5,348 franchised hotels consisting of 948,433 total rooms, of which approximately 695 hotels had temporarily suspended operations at some point in time during the three months ended March 31, 2020 as a result of the COVID-19 pandemic.

As of March 31, 2020, the ownership segment included 65 properties totaling 20,562 rooms, of which approximately 35 hotels had temporarily suspended operations at some point in time during the three months ended March 31, 2020 as a result of the COVID-19 pandemic. The segment comprised 57 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, two hotels leased by consolidated VIEs and five hotels owned or leased by unconsolidated affiliates.

The performance of our operating segments is evaluated primarily on operating income, without allocating other revenues and expenses or general and administrative expenses.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Franchise and licensing fees	$342	$385
Base and other management fees(1)	66	92
Incentive management fees	23	55
Management and franchise	431	532
Ownership	210	312
Segment revenues	641	844
Amortization of contract acquisition costs	(8)	(7)
Other revenues	23	26
Direct reimbursements from managed and franchised properties(2)	745	775
Indirect reimbursements from managed and franchised properties(2)	520	574
Intersegment fees elimination(1)	(1)	(8)
Total revenues	$1,920	$2,204
____________
(1)Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.
(2)Included in other revenues from managed and franchised properties in our condensed consolidated statements of operations.

The following table presents operating income for our reportable segments, reconciled to consolidated income (loss) before income taxes:

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Management and franchise(1)	$431	$532
Ownership(1)	(30)	6
Segment operating income	401	538
Amortization of contract acquisition costs	(8)	(7)
Other revenues, less other expenses	9	6
Net other expenses from managed and franchised properties	(71)	(34)
Depreciation and amortization	(91)	(84)
General and administrative expenses	(60)	(107)
Impairment losses	(112)	—
Operating income	68	312
Interest expense	(94)	(98)
Gain on foreign currency transactions	9	—
Other non-operating income, net	—	4
Income (loss) before income taxes	$(17)	$218
____________
(1)Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	March 31,	December 31,
	2020	2019
	(in millions)
Management and franchise	$11,218	$11,455
Ownership	1,396	1,610
Corporate and other	3,174	1,892
	$15,788	$14,957

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Ownership	$6	$11
Corporate and other	6	12
	$12	$23

Note 14: Commitments and Contingencies

We provide performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified operating performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls, creating variable interests in the ownership entities of the hotels, of which we are not the primary beneficiary. As of March 31, 2020, we had four performance guarantees, with expirations ranging from 2023 to 2039, and possible cash outlays totaling approximately $19 million. Our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee. As of March 31, 2020 and December 31, 2019, we accrued current liabilities of $6 million and $3 million, respectively, for our performance guarantees. We may enter into new contracts containing performance guarantees in the future, which could increase our possible cash outlays. We do not have any letters of credit pledged as collateral against our performance guarantees.

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

As of March 31, 2020, we guaranteed two loans for three hotels that we franchise or will franchise for a total of $30 million. One of the loans has an initial maturity date in 2022 with two one-year extension options and the other loan will mature in 2023. Although we believe it is unlikely that material payments will be required under these guarantees, there can be no assurance that this will be the case. We do not have any letters of credit pledged as collateral against these guarantees.

We have entered into an agreement with the owners of a hotel that we manage to finance capital expenditures at the hotel. As of March 31, 2020, we had remaining possible cash outlays related to this agreement of approximately $10 million, which we currently expect to fund in 2020, but timing may be delayed as the plans for the renovations at the hotel may be postponed.

We receive fees from managed and franchised properties to operate our marketing, sales and brand programs on behalf of hotel owners. As of March 31, 2020 and December 31, 2019, we had collected an aggregate of $292 million and $350 million in excess of amounts expended, respectively, across all programs.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2020 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 15: Subsequent Events

Senior Notes Offering

In April 2020, Hilton Domestic Operating Company Inc. ("HOC"), an indirect, wholly owned subsidiary of the Parent, issued $500 million aggregate principal amount of 5.375% Senior Notes due 2025 and $500 million aggregate principal amount of 5.750% Senior Notes due 2028, which are jointly and severally guaranteed on a senior unsecured basis by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries, other than HOC, the issuer. We will use the proceeds for general corporate purposes.

Honors Points Pre-Sale

In April 2020, we pre-sold Hilton Honors points to American Express for $1.0 billion in cash, of which a portion is recorded in liability for guest loyalty program and the remaining in deferred revenues in our condensed consolidated balance sheet. American Express and their respective designees may use the points in connection with Hilton Honors co-branded credit cards and for promotions, rewards and incentive programs or certain other activities as they may establish or engage in from time to time. We will recognize revenue from licensing fees related to these points when American Express issues the points to customers and other revenues from managed and franchised properties when customers redeem the Hilton Honors points. We will use the proceeds of the Hilton Honors points sale for working capital, general corporate and other purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the impact of the COVID-19 pandemic, the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry, macroeconomic factors beyond our control, risks related to the impact of the COVID-19 pandemic, competition for hotel guests and management and franchise contracts, risks related to doing business with third-party hotel owners, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the U.S. and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and "Part II. Other Information—Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

COVID-19 Pandemic

During the three months ended March 31, 2020, the COVID-19 pandemic significantly impacted the global economy and strained the hospitality industry due to travel restrictions and stay-at-home directives resulting in cancellations and significantly reduced travel around the world. The reduction in travel has resulted in complete and partial suspensions of hotel operations in many of the locations in which our hotels are located for an indeterminate duration, which included approximately 12 percent of our global hotel properties for some portion of the reporting period. As such, it had a material negative impact on our results for the three months ended March 31, 2020, and we expect it to continue to have a material negative impact on our results in future periods, as described below under "—Results of Operations."

As of May 4, 2020, we were experiencing suspensions of hotel operations at approximately 950 hotels, or approximately 16 percent of our global hotel properties, and have re-opened approximately 210 hotels that had previously suspended operations at some point in time as a result of the COVID-19 pandemic.

In response to this global crisis, we have taken actions to prioritize the safety and security of our guests, employees and owners, and support our communities, which have included: (i) finding alternative uses for our hotel properties, such as providing housing for first responders and healthcare workers; (ii) pledging financial assistance to organizations helping those affected by COVID-19 through our Hilton Effect Foundation; and (iii) providing the option for our Hilton Honors members to donate Hilton Honors points to select foundations aiding those impacted by COVID-19. Additionally, we took steps to help ensure our business can withstand this uncertain time, as detailed in "—Liquidity."

Overview

Our Business

Hilton is one of the largest hospitality companies in the world, with 6,162 properties comprising 977,939 rooms in 118 countries and territories as of March 31, 2020. Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, LXR Hotels & Resorts, Conrad Hotels & Resorts, Canopy by Hilton, Tempo by Hilton and Motto by Hilton; our full service hotel brands, Signia by Hilton, Hilton Hotels & Resorts, Curio Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton and Embassy Suites by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. As of March 31, 2020, we had over 106 million members in our award-winning guest loyalty program, Hilton Honors, a 19 percent increase from March 31, 2019.

Segments and Regions

We analyze our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments that are based on similar products or services: (i) management and franchise and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our brands and IP. This segment generates its revenue from: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from HGV and strategic partnerships for the right to use certain Hilton marks and IP; and (iii) fees for managing our owned and leased hotels. As a manager of hotels, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services. The ownership segment primarily derives earnings from providing nightly hotel room sales, food and beverage sales and other services at our owned and leased hotels.

Geographically, we conduct business through three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S. is included in the Americas, it represented 72 percent of our system-wide hotel rooms as of March 31, 2020; therefore, the U.S. is often analyzed separately and apart from the Americas region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

System Growth and Development Pipeline

Our strategic objectives include the continued expansion of our global footprint and fee-based business. As we enter into new management and franchise contracts, we expand our business with minimal or no capital investment by us as the manager or franchisor, since the capital required to build and maintain hotels is typically provided by the third-party owner of the hotel with whom we contract to provide management services or license our brand names and IP. Prior to approving the addition of new properties to our management and franchise development pipeline, we evaluate the economic viability of the property based on its geographic location, the credit quality of the third-party owner and other factors. By increasing the number of management and franchise contracts with third-party owners, we expect to increase overall return on invested capital and cash available to support our business needs. While these objectives have not changed as a result of the COVID-19 pandemic, the current economic environment has posed certain challenges to the execution of our strategy, which may in some cases include delays in openings and new development. See further discussion on our cash management policy, as detailed in "—Liquidity."

As of March 31, 2020, we had nearly 2,670 hotels in our development pipeline that we expect to add as open hotels in our system, representing more than 405,000 rooms under construction or approved for development throughout 120 countries and territories, including 35 countries and territories where we do not currently have any open hotels. All of the rooms in the development pipeline are within our management and franchise segment. Additionally, of the rooms in the development pipeline, 223,000 rooms were located outside the U.S., and 213,000 rooms were under construction. We do not consider any individual development project to be material to us.

Brexit

In June 2016, the United Kingdom ("U.K.") held a referendum in which voters approved an exit from the European Union ("E.U.") (commonly referred to as "Brexit"). The U.K.'s withdrawal from the E.U. occurred on January 31, 2020, beginning the implementation period, which is set to end on December 31, 2020 and can be extended up to two years. The effects of Brexit will depend on the final terms that will be negotiated during the implementation period, including the terms of any trade agreements that will dictate the U.K.’s access to E.U. markets. While our results as of and for the three months ended March 31, 2020 were not materially affected by Brexit, the final outcomes are not yet certain. Brexit measures could potentially disrupt the markets we serve and cause tax and foreign currency volatility, which could have adverse effects on our business. We will continue to monitor the potential impact of Brexit on our business during the implementation period.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results were not available. Of the 6,107 hotels in our system as of March 31, 2020, 5,036 hotels were classified as comparable hotels. Our 1,071 non-comparable hotels included 235 hotels, or approximately four percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were not available.

When considering business interruption in the context of our definition of comparable hotels, any hotel that had completely or partially suspended operations on a temporary basis at any point during the three months ended March 31, 2020, as a result of the COVID-19 pandemic, was considered to be part of the definition of comparable hotels. Despite these temporary suspensions of hotel operations, we believe that including these hotels within occupancy, average daily rate and revenue per available room, reflects the underlying results of our business for the three months ended March 31, 2020.

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

References to RevPAR, ADR and occupancy are presented on a comparable basis, and references to RevPAR and ADR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three months ended March 31, 2020 and 2019 use the exchange rates for the three months ended March 31, 2020.

EBITDA and Adjusted EBITDA

EBITDA reflects net income (loss), excluding interest expense, income tax expense (benefit) and depreciation and amortization.

Adjusted EBITDA is calculated as EBITDA, as previously defined, further adjusted to exclude certain items, including gains, losses, revenues and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated equity investments; (ii) foreign currency transactions; (iii) debt restructurings and retirements; (iv) furniture, fixtures and equipment ("FF&E") replacement reserves required under certain lease agreements; (v) reorganization costs; (vi) share-based compensation expense (benefit); (vii) non-cash impairment losses; (viii) severance, relocation and other expenses; (ix) amortization of contract acquisition costs; (x) the net effect of reimbursable costs included in other revenues and other expenses from managed and franchised properties; and (xi) other items.

We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) these measures are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions and (ii) these measures are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry. Additionally, these measures exclude certain items that can vary widely across different industries and among competitors within our industry. For instance, interest expense and income taxes are dependent on company specifics, including, among other things, capital structure and operating jurisdictions, respectively, and, therefore, could vary significantly across companies. Depreciation and amortization, as well as amortization of contract acquisition costs, are dependent upon company policies, including the method of acquiring and depreciating assets and the useful lives that are used. For Adjusted EBITDA, we also exclude items such as: (i) FF&E replacement reserves for leased hotels to be consistent with the treatment of FF&E for owned hotels, where it is capitalized and depreciated over the life of the FF&E; (ii) share-based compensation expense (benefit), as this could vary widely among companies due to the different plans in place and the usage of them; (iii) the net effect of our cost reimbursement revenues and reimbursed expenses, as we contractually do not operate the related programs to generate a profit over the terms of the respective contracts; and (iv) other items that are not core to our operations and are not reflective of our operating performance.

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

•EBITDA and Adjusted EBITDA do not reflect income tax expenses or benefits or the cash requirements to pay our taxes;

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

Results of Operations
The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance
	March 31, 2020	2020 vs. 2019
U.S.
Occupancy	58.5%	(13.1)%	pts.
ADR	$140.50	(3.4)%
RevPAR	$82.19	(21.1)%

Americas (excluding U.S.)
Occupancy	53.8%	(11.5)%	pts.
ADR	$115.94	(3.0)%
RevPAR	$62.43	(20.1)%

Europe
Occupancy	52.5%	(14.2)%	pts.
ADR	$118.94	(2.6)%
RevPAR	$62.42	(23.4)%

MEA
Occupancy	61.7%	(9.6)%	pts.
ADR	$135.19	(1.6)%
RevPAR	$83.36	(14.8)%

Asia Pacific
Occupancy	38.1%	(27.6)%	pts.
ADR	$116.02	(3.7)%
RevPAR	$44.26	(44.1)%

System-wide
Occupancy	56.0%	(14.3)%	pts.
ADR	$135.90	(3.0)%
RevPAR	$76.16	(22.6)%

During the three months ended March 31, 2020, we experienced significant declines in RevPAR in all regions, due primarily to occupancy decreases resulting from the COVID-19 pandemic. Our Asia Pacific region experienced the effects of the pandemic in January, which continued into February and March, with suspensions of hotel operations beginning in late January. However, pronounced negative results in the U.S., Americas (excluding the U.S.), Europe and MEA regions only began in March after having occupancy rates that were roughly flat through February, when compared to the prior year, with hotel suspensions beginning in mid-March. Of the approximately 730 properties that had suspended hotel operations as of March 31, 2020, approximately 49 percent were in the U.S., 9 percent were in the Americas (excluding U.S.), 32 percent were in Europe, 5 percent were in MEA and 5 percent were in Asia Pacific.

However, we have seen early signs of recovery in the Asia Pacific region, particularly in China, with occupancy as of May 4, 2020 of approximately 40 percent, up from approximately 9 percent in early February, and with the reopening of nearly all of the approximately 150 hotels in China that had previously suspended operations.

The table below provides a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Net income	$18	$159
Interest expense	94	98
Income tax expense (benefit)	(35)	59
Depreciation and amortization	91	84
EBITDA	168	400
Gain on foreign currency transactions	(9)	—
FF&E replacement reserves	14	14
Share-based compensation expense (benefit)	(12)	34
Impairment losses	112	—
Amortization of contract acquisition costs	8	7
Net other expenses from managed and franchised properties	71	34
Other adjustment items(1)	11	10
Adjusted EBITDA	$363	$499
____________
(1)Includes adjustments for severance and other items.

Revenues

	Three Months Ended		Percent
	March 31,		Change
	2020	2019	2020 vs. 2019
	(in millions)
Franchise and licensing fees	$339	$382	(11.3)

Base and other management fees	$60	$80	(25.0)
Incentive management fees	23	55	(58.2)
Total management fees	$83	$135	(38.5)

Our franchise and licensing fees and management fees decreased primarily as a result of occupancy decreases due to the COVID-19 pandemic and the related reduction in global travel and tourism, which required the complete or partial suspensions of hotel operations at many of our managed and franchised properties. The COVID-19 pandemic had the most significant impact to our franchise and licensing fees and management fees beginning in March 2020. For the three months ended March 31, 2020, the reduced occupancy of 12.8 percentage points at our comparable franchised properties and 18.8 percentage points at our comparable managed properties led to decreases in RevPAR of 20.8 percent and 26.7 percent, respectively, which resulted in decreased franchise fees and management fees from our comparable properties.

On a non-comparable basis, the decreases were partially offset by the addition of new properties to our management and franchise segment. Including new development and ownership type transfers, from January 1, 2019 to March 31, 2020, we added 479 managed and franchised properties on a net basis, providing an additional 65,560 rooms to our management and franchise segment. As new hotels stabilize in our system, we expect the fees received from such hotels to increase as they are part of our system for full periods. Additionally, licensing and other fees decreased during the period, primarily due to a $10 million decrease in termination fees, attributable to a termination fee that was recognized during the three months ended March 31, 2019 for the redevelopment of a franchised hotel.

	Three Months Ended		Percent
	March 31,		Change
	2020	2019	2020 vs. 2019
	(in millions)
Owned and leased hotels	$210	$312	(32.7)

Owned and leased hotel revenues decreased primarily as a result of occupancy decreases due to the COVID-19 pandemic and the related reduction in global travel and tourism, which required the complete and partial suspensions of hotel operations at approximately 35 of our owned and leased properties at some point in the period. The pandemic most significantly impacted owned and leased hotel revenues in March 2020, and, for the three months ended March 31, 2020, the 17.6 percentage point reduction in occupancy at our comparable owned and leased hotels led to a decrease in RevPAR of 30.6 percent for the period. Additionally, owned and leased hotel revenues decreased $16 million related to properties that were transferred to our managed and franchised segment during 2019.

	Three Months Ended		Percent
	March 31,		Change
	2020	2019	2020 vs. 2019
	(in millions)
Other revenues	$23	$26	(11.5)

The decrease in other revenues during the three months ended March 31, 2020 was primarily due to a decrease in revenues from our purchasing operations related to delayed hotel improvement projects and lower volume purchasing based on reduced hotel demand primarily beginning in March 2020, as a result of the COVID-19 pandemic.

Operating Expenses

	Three Months Ended		Percent
	March 31,		Change
	2020	2019	2020 vs. 2019
	(in millions)
Owned and leased hotels	$239	$298	(19.8)

Owned and leased hotel expenses decreased primarily due to decreases in occupancy as a result of the COVID-19 pandemic, which also reduced variable rent expense at certain leased hotels attributable to declining performance. However, certain fixed costs could not be reduced at the same rate as the hotel revenue decreases during the three months ended March 31, 2020. Additionally, the effect of properties that we transferred to our managed and franchised segment during 2019 decreased expenses by $15 million during the three months ended March 31, 2020.

	Three Months Ended		Percent
	March 31,		Change
	2020	2019	2020 vs. 2019
	(in millions)
Depreciation and amortization	$91	$84	8.3
General and administrative	60	107	(43.9)
Impairment losses	112	—	NM(1)
Other expenses	14	20	(30.0)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The increase in depreciation and amortization expense was primarily due to additions to capitalized software costs in the period and during 2019.

General and administrative expenses decreased primarily as a result of a decrease in share-based compensation expense due to the determination that the performance conditions of our 2018 performance shares were no longer probable of achievement resulting in a reversal of previously recognized expense; see Note 10: "Share-Based Compensation" in our unaudited condensed consolidated financial statements for additional information. In addition, in March 2020, the Company took specific actions to reduce or eliminate certain corporate costs, which resulted in lower costs in the current period and is expected to reduce costs in future periods.

During the three months ended March 31, 2020, we recognized impairment losses related to certain hotel properties under operating and finance leases, totaling $46 million of other intangible assets, net, $45 million of operating lease right-of-use assets and $21 million of property and equipment, net. These impairment losses were due to a decline in results and expected future performance at the related hotels as a result of the COVID-19 pandemic.

Other expenses decreased primarily as a result of a decrease in expenses from our purchasing operations, resulting from reduced demand.

Non-operating Income and Expenses

	Three Months Ended		Percent
	March 31,		Change
	2020	2019	2020 vs. 2019
	(in millions)
Interest expense	$(94)	$(98)	(4.1)
Gain on foreign currency transactions	9	—	NM(1)
Other non-operating income, net	—	4	(100.0)
Income tax benefit (expense)	35	(59)	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The decrease in interest expense was primarily due to a principal repayment on our Term Loans of $500 million in June 2019 and decreased variable interest expense of certain hotels under finance leases that resulted from a decline in performance. The decrease was partially offset by an increase in interest expense due to the issuance of the 2030 Senior Notes in June 2019 and the full draw down on the Revolving Credit Facility in March 2020.

The effect of foreign currency transactions primarily related to changes in foreign currency exchange rates on certain intercompany financing arrangements, including short-term cross-currency intercompany loans. For the three months ended March 31, 2020 and 2019, the changes were predominantly related to the Australian dollar and, for the three months ended March 31, 2019, also the EUR.

The change in the income tax provision was primarily attributable to a decrease in income before income taxes and the discrete deferred income tax benefit associated with the impairment losses that were recognized during the three months ended March 31, 2020. For additional information, see Note 9: "Income Taxes" in our unaudited condensed consolidated financial statements.

Segment Results

Refer to Note 13: "Business Segments" in our unaudited condensed consolidated financial statements for reconciliations of revenues for our reportable segments to consolidated amounts and of segment operating income to income (loss) before income taxes. We evaluate our business segment operating performance using operating income, without allocating other revenues and expenses or general and administrative expenses.

Refer to "—Revenues" for further discussion of the decrease in revenues from our managed and franchised properties, which is correlated to our management and franchise segment revenues and segment operating income. Refer to "—Revenues" and "—Operating Expenses" for further discussion of the decreases in revenues and operating expenses at our owned and leased hotels, which is correlated with our ownership segment revenues and segment operating income.
Liquidity and Capital Resources

Overview

As of March 31, 2020, we had total cash and cash equivalents of $1,805 million, including $71 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance related to cash collateral on our self-insurance programs and cash held for FF&E reserves.

We cannot presently estimate the financial impact of the unprecedented COVID-19 pandemic, which is highly dependent on the severity and duration of the pandemic, but we expect it will continue to have a significant adverse impact on our results of operations. As such, due to the uncertainties associated with the COVID-19 pandemic and the indeterminate length of time it will affect the hospitality industry, we have taken certain proactive measures to secure our liquidity position to be able to meet our obligations for the foreseeable future, which have included: (i) fully drawing down on our $1.75 billion Revolving Credit Facility in March 2020; (ii) temporarily suspending dividend payments and share repurchases; (iii) implementing strict cost management measures, such as temporarily halting marketing programs, temporarily eliminating non-essential expenses, including capital expenditures, and reducing payroll and related costs through furloughs and salary reductions; (iv) consummating the Hilton Honors points pre-sale in April 2020; and (v) issuing $1.0 billion aggregate principal amount of senior notes in April 2020. Refer to Note 15: "Subsequent Events" in our unaudited condensed consolidated financial statements for additional discussion on the Hilton Honors points pre-sale and senior notes issuance. After giving effect to the Hilton Honors points pre-sale and senior notes issuance, as of March 31, 2020, we would have had approximately $3.8 billion of cash, restricted cash and cash equivalents.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including costs associated with the management and franchising of hotels, corporate expenses, payroll and compensation costs, taxes and compliance costs, interest payments on our outstanding indebtedness, contract acquisition costs and capital expenditures for renovations and maintenance at the hotels within our ownership segment. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements to the hotels within our ownership segment, commitments to owners in our management and franchise segment and corporate capital and information technology expenditures. We have currently suspended dividend payments and share repurchases, but expect these activities will result in uses of liquidity in future periods.

We have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases. However, the COVID-19 pandemic has caused us to temporarily change our cash management strategy, which includes suspending share repurchases and dividend payments. But, within the framework of our long-term investment policy, we will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations.

After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position, after giving effect to the transactions discussed above, will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments for an estimated period of up to 24 months, even if current levels of very low occupancy were to persist. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs.

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

We formally suspended share repurchases as of March 26, 2020 given the current economic environment and our efforts to preserve cash, and no share repurchases were made after March 5, 2020 through the date of this report. Prior to that, during the three months ended March 31, 2020, we repurchased 2.6 million shares of our common stock under our stock repurchase program for $279 million, which we funded principally with available cash. Prior to the suspension of share repurchases, in March 2020, our board of directors authorized an additional $2.0 billion for share repurchases, bringing total authorizations under the program to $5.5 billion. The stock repurchase program remains authorized by the board of directors, and we may resume share repurchases in the future at any time, depending on market conditions, our capital needs and other factors. As of March 31, 2020, approximately $2.2 billion remained available for share repurchases under the program.

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Three Months Ended		Percent
	March 31,		Change
	2020	2019	2020 vs. 2019
	(in millions)
Net cash provided by operating activities	$129	$364	(64.6)
Net cash used in investing activities	(47)	(44)	6.8
Net cash provided by (used in) financing activities	1,100	(343)	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

Operating Activities

The $235 million decrease in net cash provided by operating activities was primarily the result of decreases in cash inflows generated from our management and franchise properties, as well as from our owned and leased hotels. The decreases were largely the result of decreases in system-wide occupancy due to the COVID-19 pandemic, as further discussed in "—Revenues." Additionally, cash paid for taxes increased $37 million during the three months ended March 31, 2020, primarily resulting from taxable income that was earned during 2019.

Investing Activities

Net cash used in investing activities primarily related to capital expenditures for property and equipment and capitalized software costs. Beginning in March 2020, we took steps to temporarily eliminate non-essential expenses, including capital expenditures, in response to the COVID-19 pandemic. While we do not expect to be able to fully eliminate such expenditures, we expect to materially reduce our spending on an annual basis, when compared to the prior year. Our capital expenditures for property and equipment primarily consisted of expenditures related to our corporate facilities and the renovation of hotels in our ownership segment, and our capitalized software costs related to various systems initiatives, for the benefit of both our hotel owners and our overall corporate operations.

Financing Activities

The increase in net cash provided by financing activities during the three months ended March 31, 2020 was primarily attributable to a $1.4 billion increase in net borrowings and repayments under our Revolving Credit Facility, after borrowing the full capacity during the three months ended March 31, 2020.

Debt and Borrowing Capacity

As of March 31, 2020, our total indebtedness, excluding unamortized deferred financing costs and discount, was approximately $9.6 billion. For additional information on our total indebtedness, including fully drawing down our Revolving Credit Facility and guarantees on our debt, refer to Note 6: "Debt" in our unaudited condensed consolidated financial statements. For information on our issuance of $1.0 billion aggregate principal amount of senior notes in April 2020, refer to Note 15: "Subsequent Events" in our unaudited condensed consolidated financial statements.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or issue additional equity securities. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hospitality industry that may be beyond our control. While the COVID-19 pandemic has negatively impacted our cash flows from operations during the three months ended March 31, 2020, and will continue to do so for an indeterminate period of time, we have taken precautions to secure our cash position, as discussed above, and expect to be able to meet our current obligations. Furthermore, we do not have any material indebtedness outstanding that matures prior to June 2024.

Contractual Obligations

As described above, as of March 31, 2020, we had $1.69 billion of borrowings outstanding under our Revolving Credit Facility, after giving effect to the letters of credit outstanding, which mature in 2024 and are repayable by us at any time. Further, in April 2020, we issued $1.0 billion aggregate principal amount of senior notes. Other than these borrowings, there were no material changes to our contractual obligations from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Off-Balance Sheet Arrangements

See Note 14: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for a discussion of our off-balance sheet arrangements.

Summarized Guarantor Financial Information

Our indirect wholly owned subsidiaries, Hilton Worldwide Finance LLC ("HWF") and Hilton Worldwide Finance Corp. issued the 2025 Senior Notes and the 2027 Senior Notes. HOC, also our indirect wholly owned subsidiary, assumed the 2024 Senior Notes, originally issued by escrow issuers, and issued the 2026 Senior Notes and the 2030 Senior Notes. In February 2020, we merged HWF with and into HOC (the "merger"), with HOC as the surviving entity (hereinafter collectively referred to as "HOC"), with HOC being 100 percent owned by Hilton Worldwide Parent LLC ("HWP"), which, in turn, is 100 percent owned by the Parent. As such, HOC assumed the 2025 Senior Notes and the 2027 Senior Notes.

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by the Parent, HWP and substantially all of the Parent's direct and indirect wholly owned domestic restricted subsidiaries, except for HOC, after the merger, which is considered to be the issuer of all of the Senior Notes (together, the "Guarantors"). The indentures that govern the Senior Notes provide that any subsidiary of the Company that provides a guarantee of our senior secured credit facilities will guarantee the Senior Notes. As of March 31, 2020, none of our foreign subsidiaries or domestic subsidiaries owned by foreign subsidiaries or conducting foreign operations or our non-wholly owned subsidiaries guaranteed the Senior Notes.

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

HOC nor any of the Guarantors have any reporting obligation under the Exchange Act in respect of the Senior Notes, however, we are supplementally providing the information set forth below. The following tables present summarized financial information for the Parent, HOC and Guarantors on a combined basis:

As of March 31, 2020
(in millions)
ASSETS
Total current assets	$1,009
Intangible assets, net	8,930
Total intangibles and other assets	9,213
TOTAL ASSETS	10,222

LIABILITIES AND DEFICIT
Total current liabilities	1,603
Long-term debt	9,286
Total liabilities	14,398
Total Hilton stockholders' deficit	(4,176)
TOTAL LIABILITIES AND DEFICIT	10,222

Three Months Ended March 31, 2020
(in millions)
Revenues
Revenues	$380
Other revenues from managed and franchised properties	1,141
Total revenues	$1,521

Expenses
Expenses	$113
Other expenses from managed and franchised properties	1,211
Total expenses	$1,324

Operating income	$197
Interest expense	(90)
Income tax expense	(6)
Net income	51
Net income attributable to Hilton stockholders	51

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

As a result of the impact of the COVID-19 pandemic on our business, we have had to reevaluate certain estimates and assumptions that affect our reported amounts. In particular, we extended the expected redemption rate of our Hilton Honors points over the next year, which resulted in reclassifications of the liabilities for guest loyalty program and deferred revenues from current to long-term of $221 million and $50 million, respectively, as of March 31, 2020. Additionally, we recognized impairment losses of $112 million during the three months ended March 31, 2020, which required the use of significant judgments and estimates. See Note 7: "Fair Value Measurements" in our unaudited condensed consolidated financial statements for additional information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates, which may affect future income, cash flows and the fair value of the Company, depending on changes to interest rates or foreign currency exchange rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into derivative financial instruments intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial instruments to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019; however, given the impact that the COVID-19 pandemic has had on the global market, we continue to monitor our exposure to market risk and have adjusted, and will continue to adjust, our hedge portfolios accordingly.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factor below and the risk factors previously disclosed in response to "Part I —Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Supplemental Risk Factor

The ongoing COVID-19 pandemic has negatively affected and will likely continue to negatively affect our business, financial condition and results of operations.

The COVID-19 pandemic has significantly affected the global economy and strained the hospitality industry due to travel restrictions and stay-at-home directives that have resulted in cancellations and reduced travel around the world, as well as complete and partial suspensions of certain hotel operations for an indeterminate duration. Currently, there are no fully effective vaccines or treatments for COVID-19 and the timing and efficacy of any future vaccines and treatments are uncertain. As such, COVID-19 has had a material negative impact on our results for the three months ended March 31, 2020, and we expect it to continue to negatively affect future results. The current and uncertain future impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel and use our hotel properties for lodging, food and beverage and other services, is expected to continue to negatively affect our results, operations, outlook, plans, growth, cash flows and liquidity.

The U.S. and other national and local governments have restricted travel and could expand such restrictions, and a number of our hotels have fully or partially suspended operations. We have been and expect to continue to be negatively affected by additional governmental regulations and travel advisories to fight the pandemic, including recommendations by the U.S. Department of State, the Centers for Disease Control and Prevention and the World Health Organization.

We cannot predict when any of our hotels that have completely or partially suspended operations will be able to fully reopen, the conditions upon which a full reopening may occur or the effects of any such conditions. Moreover, even once travel advisories and restrictions are lifted, travel demand may remain weak for a significant length of time and we cannot predict if or when our properties will return to pre-pandemic demand or pricing. Adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19, will negatively affect travel demand.

The steps we have taken to reduce operating costs, including furloughing a substantial number of our team members, and further steps we may take in the future to reduce costs for us or our third-party hotel owners, may negatively affect our brand reputation and ability to attract and retain team members. If our furloughed team members do not return to work with us when the COVID-19 pandemic subsides, including because they find new jobs during the furlough, we may experience operational challenges that could negatively affect hotel results, guest experience and loyalty. We also may face demands or requests from labor unions that represent team members at our hotels for additional compensation, healthcare benefits or other terms, including making payments to underfunded multi-employer pension plans for covered union employees, as a result of COVID-19 that could increase costs, and we could experience labor issues as we continue to implement our COVID-19 mitigation plans. In addition, depending on the length of the furloughs, we may need to make severance payments to some of our furloughed team members, even if we intend to have the team members return to work in the future. Even after the COVID-19 pandemic subsides, we could still experience long-term impacts on our operating costs as a result of attempts to counteract future outbreaks of COVID-19 or other viruses through, for example, enhanced health and hygiene requirements or other such measures in one or more regions.

We cannot predict the impact that COVID-19 will have on our partners, such as third-party owners of our properties, third-party service providers, travel agencies, suppliers and other vendors. In particular, if third-party owners of our hotels are unable to maintain their hotels and service indebtedness secured by their hotels, our results of operations and reputation could suffer. Financing difficulties and significant declines in revenues for most hotels make it more likely that third-party owners of our hotels could declare bankruptcy or face other difficulties with their lenders. Bankruptcies, sales or foreclosures involving our hotels could, in some cases, result in the termination of our management or franchise contracts and eliminate our anticipated income and cash flows, which would negatively affect our results of operations. Hotel owners with financial difficulties may be unable or unwilling to pay us amounts that we are entitled to on a timely basis or at all. Current and ongoing economic conditions also could affect our ability to enter into management and franchise contracts with potential third-party owners of our hotels, who may be unable to obtain financing or face other delays in developing hotel projects. As a result, some properties in our development pipeline may not enter our system when we anticipated, or at all, and new hotels may enter our pipeline at a slower rate than in the past, thereby negatively affecting our overall growth. Likewise, if we or our hotel owners or franchisees are unable to access capital to make physical improvements to our hotels, the quality of our hotels may suffer, which may negatively impact our reputation and guest loyalty, and our market share may suffer as a result.

We may be required to raise additional capital in the future and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. Certain of our credit ratings have been downgraded or placed on credit watch, and if our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry or us, our access to capital and the cost of any debt financing would be negatively affected. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations. There is no guarantee that debt financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations. In addition, because of reduced travel demand, certain of our leased properties will not generate revenue sufficient to meet operating expenses. If or when we determine the value of our leased properties has significantly declined, we have recognized and in the future could have to recognize significant non-cash impairment charges to our results of operations.

The COVID-19 pandemic has significantly increased economic and demand uncertainty and could cause a global recession, which would have a further adverse impact on our financial condition and operations. A significant increase in unemployment in the U.S. and other regions due to the adoption of social distancing and other policies to slow the spread of COVID-19 is likely to have a sustained negative impact on travel demand once our operations resume for an indefinite period of time. The extent of the effects of COVID-19 on our business and the travel industry at large is highly uncertain and will ultimately depend on future developments, including, but not limited to, the duration and severity of the outbreak, the timing and availability of vaccinations and other treatments to combat COVID-19, and the length of time it takes for demand and pricing to stabilize and normal economic and operating conditions to resume. Given the uncertainty as to the extent and timing of the potential future spread or mitigation of COVID-19 and the imposition or relaxation of protective measures, we are presently unable to estimate the full impact to our future results of operations, cash flows or financial condition.

Additionally, COVID-19 could negatively affect our internal controls over financial reporting as we have placed many of our team members on temporary furlough and our remaining team members are required to work from home and, therefore, new processes, procedures and controls could be required to respond to changes in our business environment. Further, should any key team members become ill from COVID-19 and unable to work, the attention of our management team could be diverted.

The potential effects of COVID-19 also could intensify or otherwise affect many of our other risk factors that are included in "Part I —Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, including, but not limited to, risks inherent to the hospitality industry, macroeconomic factors beyond our control, competition for hotel guests and management and franchise contracts, risks related to doing business with third-party hotel owners, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the U.S. and risks related to our indebtedness. Because the COVID-19 situation is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 are uncertain.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

On March 26, 2020, as a result of our efforts to preserve capital and maintain liquidity, we announced the temporary suspension of share repurchases, and no share repurchases were made after March 5, 2020 through the date of this report. The stock repurchase program remains authorized by our board of directors, and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors. The following table sets forth information regarding our purchases of shares of our common stock during the three months ended March 31, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
January 1, 2020 to January 31, 2020	1,313,936	$109.16	1,313,936	$372
February 1, 2020 to February 29, 2020	1,064,772	107.64	1,064,772	257
March 1, 2020 to March 31, 2020	225,507	94.38	225,507	2,236
Total	2,604,215	107.26	2,604,215
____________
(1)This price includes per share commissions paid.
(2)In March 2020, prior to the suspension of share repurchases, our board of directors authorized the repurchase of an additional $2.0 billion of our common stock under our existing stock repurchase program, which was initially announced in February 2017 and subsequently increased in November 2017 and February 2019. Under this publicly announced program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

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

3.3	Amended and Restated By-Laws of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 2, 2019).

Exhibit Number	Exhibit Description
4.1
Second Supplemental Indenture with respect to the 4.875% Senior Notes due 2030, dated as of February 25, 2020, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

4.2
Third Supplemental Indenture with respect to the 4.875% Senior Notes due 2030, dated as of February 29, 2020, among the issuer, the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

4.3
Second Supplemental Indenture with respect to the 5.125% Senior Notes due 2026, dated as of February 25, 2020, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

4.4
Third Supplemental Indenture with respect to the 5.125% Senior Notes due 2026, dated as of February 29, 2020, among the issuer, the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

4.5
Third Supplemental Indenture with respect to the 4.625% Senior Notes due 2025 and the 4.875% Senior Notes due 2027, dated as of February 25, 2020, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

4.6
Fourth Supplemental Indenture with respect to the 4.625% Senior Notes due 2025 and the 4.875% Senior Notes due 2027, dated as of February 29, 2020, among the issuer, the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

4.7
Seventh Supplemental Indenture with respect to the 4.250% Senior Notes due 2024, dated as of February 25, 2020, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

4.8
Eighth Supplemental Indenture with respect to the 4.250% Senior Notes due 2024, dated as of February 29, 2020, among the issuer, the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

10.1	Form of 2020 Performance Award Agreement (EBITDA CAGR Performance Condition).*
10.2	Form of 2020 Performance Award Agreement (Free Cash Flow Per Share CAGR Performance Condition).*
10.3	Form of 2020 Restricted Stock Unit Agreement.*
10.4	Form of 2020 Nonqualified Stock Option Agreement.*
10.5	Release Agreement, dated March 5, 2020, between Jonathan Witter and Hilton Employer Inc.*
10.6	Executive Severance Plan.*
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: May 7, 2020