Form 10-Q
period 2020-09-30
Hilton Worldwide Holdings Inc.
filed 2020-11-04
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of October 29, 2020 was 277,446,309.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,405	$538
Restricted cash and cash equivalents	63	92
Accounts receivable, net of allowance for credit losses of $100 and $44	890	1,261
Prepaid expenses	113	130
Other	113	72
Total current assets (variable interest entities – $55 and $100)	4,584	2,093
Intangibles and Other Assets:
Goodwill	5,169	5,159
Brands	4,884	4,877
Management and franchise contracts, net	652	780
Other intangible assets, net	287	421
Operating lease right-of-use assets	769	867
Property and equipment, net	349	380
Deferred income tax assets	120	100
Other	315	280
Total intangibles and other assets (variable interest entities – $193 and $179)	12,545	12,864
TOTAL ASSETS	$17,129	$14,957
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$1,387	$1,703
Current maturities of long-term debt	51	37
Current portion of deferred revenues	245	332
Current portion of liability for guest loyalty program	616	799
Total current liabilities (variable interest entities – $55 and $64)	2,299	2,871
Long-term debt	10,439	7,956
Operating lease liabilities	954	1,037
Deferred revenues	1,410	827
Deferred income tax liabilities	658	795
Liability for guest loyalty program	1,657	1,060
Other	1,031	883
Total liabilities (variable interest entities – $245 and $260)	18,448	15,429
Commitments and contingencies – see Note 15
Equity (Deficit):
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 330,350,372 issued and 277,430,022 outstanding as of September 30, 2020 and 333,159,770 issued and 278,985,125 outstanding as of December 31, 2019	3	3
Treasury stock, at cost; 52,920,350 shares as of September 30, 2020 and 54,174,645 shares as of December 31, 2019	(4,457)	(4,169)
Additional paid-in capital	10,491	10,489
Accumulated deficit	(6,508)	(5,965)
Accumulated other comprehensive loss	(853)	(840)
Total Hilton stockholders' deficit	(1,324)	(482)
Noncontrolling interests	5	10
Total deficit	(1,319)	(472)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$17,129	$14,957

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Franchise and licensing fees	$241	$443	$712	$1,269
Base and other management fees	24	80	92	249
Incentive management fees	7	54	25	167
Owned and leased hotels	94	361	335	1,060
Other revenues	19	23	52	75
	385	961	1,216	2,820
Other revenues from managed and franchised properties	548	1,434	2,201	4,263
Total revenues	933	2,395	3,417	7,083

Expenses
Owned and leased hotels	144	310	478	942
Depreciation and amortization	90	86	269	256
General and administrative	66	107	189	327
Reorganization costs	—	—	38	—
Impairment losses	9	—	136	—
Other expenses	21	11	48	46
	330	514	1,158	1,571
Other expenses from managed and franchised properties	592	1,443	2,482	4,284
Total expenses	922	1,957	3,640	5,855

Gain on sale of assets, net	—	81	—	81

Operating income (loss)	11	519	(223)	1,309

Interest expense	(116)	(105)	(316)	(304)
Gain (loss) on foreign currency transactions	(12)	7	(16)	4
Other non-operating income (loss), net	3	—	(20)	(8)

Income (loss) before income taxes	(114)	421	(575)	1,001

Income tax benefit (expense)	33	(131)	80	(291)

Net income (loss)	(81)	290	(495)	710
Net loss (income) attributable to noncontrolling interests	2	(2)	4	(4)
Net income (loss) attributable to Hilton stockholders	$(79)	$288	$(491)	$706

Earnings (loss) per share:
Basic	$(0.29)	$1.01	$(1.77)	$2.44
Diluted	$(0.28)	$1.00	$(1.76)	$2.42

Cash dividends declared per share	$—	$0.15	$0.15	$0.45

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$(81)	$290	$(495)	$710
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $(11), $7, $(2) and $8	25	(35)	21	(23)
Pension liability adjustment, net of tax of $(1), $—, $(2) and $(1)	2	1	5	5
Cash flow hedge adjustment, net of tax of $(1), $3, $13 and $16	1	(8)	(39)	(48)
Total other comprehensive income (loss)	28	(42)	(13)	(66)

Comprehensive income (loss)	(53)	248	(508)	644
Comprehensive loss (income) attributable to noncontrolling interests	2	(2)	4	(4)
Comprehensive income (loss) attributable to Hilton stockholders	$(51)	$246	$(504)	$640

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating Activities:
Net income (loss)	$(495)	$710
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of contract acquisition costs	22	21
Depreciation and amortization	269	256
Impairment losses	136	—
Gain on sale of assets, net	—	(81)
Loss (gain) on foreign currency transactions	16	(4)
Share-based compensation	37	123
Deferred income taxes	(142)	22
Contract acquisition costs	(37)	(49)
Change in deferred revenues	496	(52)
Change in liability for guest loyalty program	413	124
Working capital changes and other	131	112
Net cash provided by operating activities	846	1,182
Investing Activities:
Capital expenditures for property and equipment	(38)	(66)
Proceeds from asset disposition	—	120
Capitalized software costs	(38)	(79)
Other	(13)	(22)
Net cash used in investing activities	(89)	(47)
Financing Activities:
Borrowings	2,690	1,795
Repayment of debt	(214)	(1,327)
Debt issuance costs	(14)	(29)
Dividends paid	(42)	(130)
Repurchases of common stock	(296)	(1,086)
Share-based compensation tax withholdings and other	(36)	(31)
Other	(1)	—
Net cash provided by (used in) financing activities	2,087	(808)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(6)	(2)
Net increase in cash, restricted cash and cash equivalents	2,838	325
Cash, restricted cash and cash equivalents, beginning of period	630	484
Cash, restricted cash and cash equivalents, end of period	$3,468	$809

Supplemental Disclosures:
Cash paid during the year:
Interest	$276	$248
Income taxes, net of refunds	67	238

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts, and licensing its brands and intellectual property ("IP"). As of September 30, 2020, we managed, franchised, owned or leased 6,333 hotels and resorts, including timeshare properties, totaling 998,282 rooms in 118 countries and territories.

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Additionally, interim results are not necessarily indicative of full year performance. In particular, the novel coronavirus ("COVID-19") pandemic had a material adverse impact on our results for the three and nine months ended September 30, 2020, and we expect it to continue to have a material adverse impact on our results for an indeterminate length of time. Management is making estimates and judgments in light of these circumstances, and this interim period, as well as upcoming periods, are unlikely to be comparable to past performance or indicative of future performance. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. All material intercompany transactions have been eliminated in consolidation.

Reorganization

We recognized $38 million of reorganization costs in our condensed consolidated statement of operations during the nine months ended September 30, 2020 related to organizational changes, including reductions in our workforce and the associated costs, as part of our efforts to reduce future costs for our corporate operations in response to the COVID-19 pandemic. As of September 30, 2020, $15 million of such reorganization costs were included in accounts payable, accrued expenses and other in our condensed consolidated balance sheet.

Note 2: Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2016-13 ("ASU 2016-13"), Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. On January 1, 2020, we adopted ASU 2016-13, and subsequent ASUs issued to clarify its application, on a prospective basis, and recognized a $10 million cumulative adjustment, net of taxes, in accumulated deficit. By applying ASU 2016-13 at the adoption date, the presentation of credit losses for periods prior to January 1, 2020 remains unchanged and in accordance with Receivables (Topic 310).

As a result of the adoption, we consider forecasted business conditions, in addition to current business conditions and historical collection activity, in calculating our allowance for credit losses on our financial instruments. The cumulative adjustment to accumulated deficit that we recognized upon adoption of this ASU did not include the impact of the COVID-19 pandemic as a forecasted business condition. However, during the nine months ended September 30, 2020, we revised our expected credit loss rates from those used at adoption, primarily for our accounts receivable balances, in light of business conditions in the current environment. In particular, we considered the expected impact on our hotel owners' and customers'

ability to ultimately settle receivables that are or will be due to us and recorded provisions for credit losses of $30 million and $45 million during the three and nine months ended September 30, 2020, respectively.

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

Note 4: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as a component of current and long-term deferred revenues, during the nine months ended September 30, 2020:

(in millions)
Balance as of December 31, 2019	$1,041
Cash received in advance and not recognized as revenue(1)(2)	741
Revenue recognized(1)(3)	(164)
Other(4)	(12)
Balance as of September 30, 2020	$1,606
____________
(1)Primarily related to Hilton Honors, our guest loyalty program, which included revenue recognized of $65 million.
(2)As a result of the Hilton Honors points pre-sale to American Express, we recorded $636 million of deferred revenues; see below for additional information.
(3)During the three months ended September 30, 2020 and 2019, revenue recognized was $54 million and $62 million, respectively, and during the nine months ended September 30, 2019, revenue recognized was $197 million.
(4)Represents changes in estimated transaction prices for our performance obligations related to points issued under Hilton Honors, which had no effect on revenues.

In April 2020, we pre-sold Hilton Honors points to American Express for $1.0 billion in cash (the "Honors Points Pre-Sale"), of which $636 million was recorded in deferred revenues and the remainder was recorded in liability for guest loyalty program in our condensed consolidated balance sheet. American Express and their respective designees may use the points in connection with Hilton Honors co-branded credit cards and for promotions, rewards and incentive programs or certain other activities as they may establish or engage in from time to time. We recognize revenue from licensing fees related to these Hilton Honors points when American Express issues the points to customers and other revenues from managed and franchised properties when customers redeem the Hilton Honors points.

Performance Obligations

As of September 30, 2020, we had deferred revenues for unsatisfied performance obligations consisting of: (i) $444 million related to Hilton Honors that will be recognized as revenues when the points are redeemed, which we estimate will occur over approximately the next two to three years; (ii) $504 million related to the Honors Points Pre-Sale of which a portion will be recognized as revenue when points are awarded, with the remaining portion recognized as revenues when the points are redeemed; and (iii) $658 million related to application, initiation and licensing fees that is expected to be recognized as revenues over the terms of the related contracts.

Note 5: Consolidated Variable Interest Entities

As of September 30, 2020 and December 31, 2019, we consolidated two variable interest entities ("VIEs") that lease hotel properties. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities. Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised the following:

	September 30,	December 31,
	2020	2019
	(in millions)
Cash and cash equivalents	$39	$81
Property and equipment, net	76	69
Deferred income tax assets	53	48
Other non-current assets	64	61
Accounts payable, accrued expenses and other	30	49
Long-term debt(1)	199	194
Other long-term liabilities	16	17
____________
(1)Includes finance lease liabilities of $181 million and $177 million as of September 30, 2020 and December 31, 2019, respectively.

To provide financial flexibility in response to the business disruption caused by the COVID-19 pandemic, each of our consolidated VIEs entered into revolving credit facilities during the nine months ended September 30, 2020. These revolving credit facilities have borrowing capacities totaling 2.75 billion Japanese yen and 2 billion Japanese yen (equivalent to $26 million and $19 million, respectively, as of September 30, 2020), and mature in June 2021 and August 2021, respectively. As of September 30, 2020, no amounts have been drawn under these revolving credit facilities.

We did not provide any financial or other support to any consolidated VIEs that we were not previously contractually required to provide during the nine months ended September 30, 2020 and 2019, and we are not aware of any future obligations to do so.

Note 6: Finite-Lived Intangible Assets

Finite-lived intangible assets were as follows:

	September 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,164	$(2,096)	$68
Contract acquisition costs(2)	613	(137)	476
Development commissions and other	130	(22)	108
	$2,907	$(2,255)	$652

Other intangible assets:
Leases(1)(3)	$150	$(90)	$60
Capitalized software costs	640	(478)	162
Hilton Honors(1)	339	(274)	65
	$1,129	$(842)	$287

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,163	$(1,974)	$189
Contract acquisition costs	604	(121)	483
Development commissions and other	127	(19)	108
	$2,894	$(2,114)	$780

Other intangible assets:
Leases(1)	$290	$(176)	$114
Capitalized software costs	625	(399)	226
Hilton Honors(1)	338	(257)	81
Other(1)	34	(34)	—
	$1,287	$(866)	$421
____________
(1)Represents intangible assets that were initially recorded at their fair value as part of the October 24, 2007 transaction whereby we became a wholly owned subsidiary of affiliates of The Blackstone Group Inc. (the "Merger").
(2)During the three and nine months ended September 30, 2020, we recognized impairment losses of $6 million and $15 million, respectively, which in total reduced the gross carrying value and accumulated amortization of contract acquisition costs by $18 million and $3 million, respectively.
(3)During the nine months ended September 30, 2020, we recognized impairment losses of $46 million, which in total reduced the gross carrying value and accumulated amortization of our leases intangible assets by $138 million and $92 million, respectively. See Note 8: "Fair Value Measurements" for additional information.

Amortization of our finite-lived intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in millions)
Recognized in depreciation and amortization expense(1)	$76	$71	$227	$212
Recognized as a reduction of franchise and licensing fees and base and other management fees	7	7	22	21
____________
(1)Includes amortization expense of $47 million and $50 million for the three months ended September 30, 2020 and 2019, respectively, and $143 million and $152 million for the nine months ended September 30, 2020 and 2019, respectively, associated with assets that were initially recorded at their fair value at the time of the Merger.

We estimate future amortization of our finite-lived intangible assets as of September 30, 2020 to be as follows:

	Recognized in Depreciation and Amortization Expense	Recognized as a Reduction of Franchise and Licensing Fees and Base and Other Management Fees
Year	(in millions)
2020 (remaining)	$48	$7
2021	127	28
2022	92	26
2023	58	26
2024	9	25
Thereafter	129	364
	$463	$476

Note 7: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of September 30, 2020, were as follows:

	September 30,	December 31,
	2020	2019
	(in millions)
Senior secured revolving credit facility with a weighted average rate of 1.15%, due 2024	$1,690	$195
Senior secured term loan facility with a rate of 1.90%, due 2026	2,619	2,619
Senior notes with a rate of 4.250%, due 2024	1,000	1,000
Senior notes with a rate of 4.625%, due 2025	900	900
Senior notes with a rate of 5.375%, due 2025	500	—
Senior notes with a rate of 5.125%, due 2026	1,500	1,500
Senior notes with a rate of 4.875%, due 2027	600	600
Senior notes with a rate of 5.750%, due 2028	500	—
Senior notes with a rate of 4.875%, due 2030	1,000	1,000
Finance lease liabilities with a weighted average rate of 5.81%, due 2020 to 2030	250	245
Other debt with a rate of 3.08%, due 2026	18	17
	10,577	8,076
Less: unamortized deferred financing costs and discount	(87)	(83)
Less: current maturities of long-term debt(1)	(51)	(37)
	$10,439	$7,956
____________
(1)Represents current maturities of finance lease liabilities.

Our senior secured credit facilities consist of a $1.75 billion senior secured revolving credit facility (the "Revolving Credit Facility") and a senior secured term loan facility (the "Term Loans"). The obligations of our senior secured credit facilities are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries. In March 2020, as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic, we fully drew down on our Revolving Credit Facility. As of September 30, 2020, in addition to our outstanding debt balance of $1.69 billion under our Revolving Credit Facility, we also had $60 million of letters of credit outstanding under the Revolving Credit Facility.

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

The 4.250% Senior Notes due 2024, the 4.625% Senior Notes due 2025, the 5.375% 2025 Senior Notes, the 5.125% Senior Notes due 2026, the 4.875% Senior Notes due 2027, the 2028 Senior Notes and the 4.875% Senior Notes due 2030 are collectively referred to as the Senior Notes and are jointly and severally guaranteed on a senior unsecured basis by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries, other than Hilton Domestic Operating Company Inc. ("HOC"), a wholly owned subsidiary of the Parent, which is the issuer of each of the series of Senior Notes.

The contractual maturities of our long-term debt as of September 30, 2020 were as follows:

Year	(in millions)
2020 (remaining)	$10
2021	49
2022	28
2023	22
2024	2,713
Thereafter	7,755
$10,577

Note 8: Fair Value Measurements

Estimates of the fair values of our financial instruments and nonfinancial assets were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	September 30, 2020
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$2,848	$—	$2,848	$—
Restricted cash equivalents	9	—	9	—
Liabilities:
Long-term debt(1)	10,222	6,156	—	4,224
Interest rate swaps	88	—	88	—

	December 31, 2019
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$117	$—	$117	$—
Restricted cash equivalents	32	—	32	—
Liabilities:
Long-term debt(1)	7,731	5,230	—	2,834
Interest rate swaps	37	—	37	—
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

Our nonfinancial assets that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2020, and for which we recorded impairment losses, were related to certain hotel properties under operating and finance leases in our ownership segment. See Note 6: "Finite-Lived Intangible Assets" and Note 9: "Leases" for additional information on the impairment losses related to our leased properties. The fair values, which were determined using significant Level 3 unobservable inputs, were as follows:

(in millions)
Other intangible assets, net(1)	$—
Operating lease right-of-use assets(1)	34
Property and equipment, net(1)	4
____________
(1)Amounts were measured at March 31, 2020, except for $10 million of operating lease right-of-use ("ROU") assets, which were remeasured at June 30, 2020. Additionally, certain of these assets were fully impaired at March 31, 2020, June 30, 2020 and September 30, 2020.

We recognized impairment losses during the six months ended June 30, 2020 related to certain hotel properties under operating and finance leases. During the three months ended September 30, 2020, the short-term expected results for certain leased hotels declined from estimates used in the assessment of recoverability at June 30, 2020, generally due to extensions of government restrictions and additional visibility into expected hotel customer engagement at such properties. As a result, further analysis of the recoverability of the carrying value of the assets related to leased hotel properties was necessary at September 30, 2020.

We assessed recoverability of the assets included in the table above using estimates of undiscounted net cash flows, and concluded that the carrying values of the assets were not fully recoverable. We then estimated the fair value of these assets using discounted cash flow analyses, which included an estimate of the impact of the COVID-19 pandemic on each leased property based on the expected recovery term. The stabilized growth rates after recovery and discount rates used for the fair value of the assets reflect the risk profile of the underlying cash flows and the individual markets where the assets are located, and are not necessarily indicative of our hotel portfolio as a whole. Estimations of stabilized growth rates after the recovery period ranged from 1.7 percent to 4.8 percent, and discount rates ranged from 7.0 percent to 12.0 percent, with the weighted average, based on relative impairment losses, for both inputs being at the lower end of each of the ranges. As a result of these non-recurring fair value measurements, we recognized impairment losses of $3 million and $121 million during the three and nine months ended September 30, 2020, respectively.

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of September 30, 2020 and December 31, 2019.

Note 9: Leases

We lease hotel properties, land, corporate office space and equipment used at hotels and corporate offices, with our most significant lease liabilities related to hotel properties. As of September 30, 2020, we leased 49 hotels under operating leases and six hotels under finance leases, two of which were the liabilities of consolidated VIEs and were non-recourse to us. Our hotel leases expire at various dates, with varying renewal and termination options.

During the nine months ended September 30, 2020, we recognized $51 million of impairment losses related to certain operating lease ROU assets, and during the three and nine months ended September 30, 2020, we recognized $3 million and $24 million of impairment losses related to property and equipment, respectively, including $2 million and $4 million of finance lease ROU assets, respectively. All of these impairment losses were included in impairment losses in our condensed consolidated statements of operations; see Note 8: "Fair Value Measurements" for additional information.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2020	2019
	(in millions)
ROU assets obtained in exchange for lease liabilities in non-cash transactions:
Operating leases	$32	$21
Finance leases	16	59

Our future minimum lease payments as of September 30, 2020 were as follows:

	Operating Leases	Finance Leases
Year	(in millions)
2020 (remaining)	$76	$23
2021	174	51
2022	148	40
2023	133	32
2024	112	31
Thereafter	796	139
Total minimum lease payments	1,439	316
Less: imputed interest	(316)	(66)
Total lease liabilities	$1,123	$250

Note 10: Income Taxes

At the end of each quarter, we estimate the effective income tax rate expected to be applied for the full year to ordinary income, which excludes discrete items. Discrete items that were recognized during the nine months ended September 30, 2020 included impairment losses and the vesting of certain share-based compensation awards, which provided us with tax benefits. The effective income tax rate for the full year is determined by the level and composition of income (loss) before income taxes, excluding discrete items as discussed above, which is subject to federal, state, local and foreign income taxes. The Company's forecast includes losses for the full year in many foreign jurisdictions. For certain foreign jurisdictions, we expect to have net operating losses ("NOLs"), which we expect to be utilized in future periods. However, as future utilization of NOLs reduces foreign taxes paid, we expect U.S. foreign tax credits to be reduced, thereby reducing or eliminating the tax benefit of the NOLs on a global basis. Because of the reduced global tax benefit of NOLs in these specific jurisdictions, our effective income tax rate estimate is lower than the combined U.S. statutory rate. Due to forecasted losses before income taxes for the full year, the Company is forecasting an overall tax benefit.

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign tax jurisdictions. We are under regular and recurring audit by the Internal Revenue Service ("IRS") and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in federal, state, local and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. As of September 30, 2020, we remain subject to federal and state examinations of our income tax returns for tax years from 2005 through 2019 and foreign examinations of our income tax returns for tax years from 1996 through 2019.

Our total unrecognized tax benefits as of September 30, 2020 and December 31, 2019 were $432 million and $395 million, respectively. As of September 30, 2020 and December 31, 2019, we had accrued approximately $64 million and $52 million, respectively, for interest and penalties related to these unrecognized tax benefits. Included in the balances of unrecognized tax benefits as of September 30, 2020 and December 31, 2019 were $393 million and $380 million, respectively, associated with positions that, if favorably resolved, would provide a benefit to our effective income tax rate.

In prior periods, we received 30-day Letters from the IRS and the Revenue Agents Reports ("RARs") for the 2006 through the 2013 tax years. We disagreed with several of the proposed adjustments in the RARs and filed formal appeals protests with the IRS. The unsettled proposed adjustments sought by the IRS for the tax years with open audits would result in additional U.S. federal taxes owed of approximately $817 million, excluding interest and penalties and potential state income taxes. We disagree with the IRS's position on each of their assertions and intend to vigorously contest them. However, based on continuing appeals process discussions with the IRS, we believe that it is more likely than not that we will not recognize the full benefit related to certain of the issues being appealed. Accordingly, as of September 30, 2020, we had recorded $76 million of unrecognized tax benefits related to these issues.

Note 11: Share-Based Compensation

As part of the Hilton 2017 Omnibus Incentive Plan (the "2017 Plan"), we award time-vesting restricted stock units and restricted stock (collectively, "RSUs"), nonqualified stock options ("options") and performance-vesting RSUs ("performance shares") to our eligible employees. We recognized share-based compensation expense of $25 million and $42 million during the three months ended September 30, 2020 and 2019, respectively, and $37 million and $123 million during the nine months ended September 30, 2020 and 2019, respectively, which included amounts reimbursed by hotel owners in all periods. The expenses recognized during the three and nine months ended September 30, 2020 were net of the reversal of expenses recognized in prior periods, as a result of the determination that the performance conditions of certain share-based compensation awards were no longer probable of achievement, as described in further detail below.

As of September 30, 2020, unrecognized compensation costs for unvested awards under the 2017 Plan were approximately $87 million, which are expected to be recognized over a weighted-average period of 1.9 years on a straight-line basis. As of September 30, 2020, there were 12,980,000 shares of common stock available for future issuance under the 2017 Plan, plus any shares subject to awards outstanding under the 2013 Omnibus Incentive Plan, which will become available for issuance under the 2017 Plan if such outstanding awards expire or are terminated or are canceled or forfeited.

RSUs

During the nine months ended September 30, 2020, we granted 907,000 RSUs with a weighted average grant date fair value per share of $93.43, which generally vest in equal annual installments over two or three years from the date of grant.

Options

During the nine months ended September 30, 2020, we granted 755,000 options with a weighted average exercise price per share of $93.33, which vest over three years from the date of grant in equal annual installments and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The weighted average grant date fair value per share of the options granted during the nine months ended September 30, 2020 was $21.47, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

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

As of September 30, 2020, 1,889,000 options were exercisable.

Performance Shares

During the nine months ended September 30, 2020, we granted 347,000 performance shares with a weighted average grant date fair value per share of $93.33. The performance shares are settled at the end of the three-year performance period with: (i) 50 percent of the awards subject to achievement based on the compound annual growth rate ("CAGR") of the Company's earnings before interest expense, income tax benefit (expense) and depreciation and amortization ("EBITDA"), adjusted to exclude certain items ("Adjusted EBITDA") and (ii) 50 percent of the awards subject to achievement based on the Company’s free cash flow per share CAGR. The total number of performance shares that vest related to each performance measure is based on an achievement factor, which is estimated each reporting period, that ranges from a zero percent to 200 percent payout, with 100 percent being the target. As of September 30, 2020, we determined that the performance conditions for the outstanding 2018, 2019 and 2020 performance shares were not probable of achievement, which resulted in the reversal of prior expense recognized for the outstanding 2020 performance awards during the three months ended September 30, 2020 and the reversal of prior expense recognized for all outstanding performance awards during the nine months ended September 30, 2020.

Note 12: Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share ("EPS"):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income (loss) attributable to Hilton stockholders	$(79)	$288	$(491)	$706
Denominator:
Weighted average shares outstanding	277	285	277	289
Basic EPS	$(0.29)	$1.01	$(1.77)	$2.44

Diluted EPS:
Numerator:
Net income (loss) attributable to Hilton stockholders	$(79)	$288	$(491)	$706
Denominator:
Weighted average shares outstanding(1)	279	288	279	292
Diluted EPS	$(0.28)	$1.00	$(1.76)	$2.42
____________
(1)Approximately 1 million share-based compensation awards were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2020 and 2019 because their effect would have been anti-dilutive under the treasury stock method.

Note 13: Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss

The following tables present the changes in the components of stockholders' equity (deficit):

	Three Months Ended September 30, 2020
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of June 30, 2020	277	$3	$(4,457)	$10,465	$(6,429)	$(881)	$8	$(1,291)
Net loss	—	—	—	—	(79)	—	(2)	(81)
Other comprehensive income	—	—	—	—	—	28	—	28
Share-based compensation	—	—	—	26	—	—	—	26
Distributions	—	—	—	—	—	—	(1)	(1)
Balance as of September 30, 2020	277	$3	$(4,457)	$10,491	$(6,508)	$(853)	$5	$(1,319)

	Three Months Ended September 30, 2019
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of June 30, 2019	288	$3	$(3,304)	$10,419	$(6,342)	$(806)	$7	$(23)
Net income	—	—	—	—	288	—	2	290
Other comprehensive loss	—	—	—	—	—	(42)	—	(42)
Dividends	—	—	—	—	(43)	—	—	(43)
Repurchases of common stock	(5)	—	(422)	—	—	—	—	(422)
Share-based compensation	—	—	—	41	—	—	—	41
Balance as of September 30, 2019	283	$3	$(3,726)	$10,460	$(6,097)	$(848)	$9	$(199)

	Nine Months Ended September 30, 2020
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2019	279	$3	$(4,169)	$10,489	$(5,965)	$(840)	$10	$(472)
Net loss	—	—	—	—	(491)	—	(4)	(495)
Other comprehensive loss	—	—	—	—	—	(13)	—	(13)
Dividends	—	—	—	—	(42)	—	—	(42)
Repurchases of common stock	(3)	—	(279)	—	—	—	—	(279)
Share-based compensation	1	—	(9)	2	—	—	—	(7)
Distributions	—	—	—	—	—	—	(1)	(1)
Cumulative effect of the adoption of ASU 2016-13	—	—	—	—	(10)	—	—	(10)
Balance as of September 30, 2020	277	$3	$(4,457)	$10,491	$(6,508)	$(853)	$5	$(1,319)

	Nine Months Ended September 30, 2019
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2018	295	$3	$(2,625)	$10,372	$(6,417)	$(782)	$7	$558
Net income	—	—	—	—	706	—	4	710
Other comprehensive loss	—	—	—	—	—	(66)	—	(66)
Dividends	—	—	—	—	(130)	—	—	(130)
Repurchases of common stock	(13)	—	(1,101)	—	—	—	—	(1,101)
Share-based compensation	1	—	—	88	—	—	—	88
Cumulative effect of the adoption of ASU 2016-02	—	—	—	—	(256)	—	—	(256)
Deconsolidation of a VIE	—	—	—	—	—	—	(2)	(2)
Balance as of September 30, 2019	283	$3	$(3,726)	$10,460	$(6,097)	$(848)	$9	$(199)

In March 2020, we suspended share repurchases and the payment of dividends. The stock repurchase program remains authorized by the board of directors, and we may resume share repurchases in the future at any time, depending on market conditions, our capital needs and other factors.

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2019	$(549)	$(269)	$(22)	$(840)
Other comprehensive income (loss) before reclassifications	16	(3)	(35)	(22)
Amounts reclassified from accumulated other comprehensive loss	5	8	(4)	9
Net current period other comprehensive income (loss)	21	5	(39)	(13)
Balance as of September 30, 2020	$(528)	$(264)	$(61)	$(853)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2018	$(545)	$(260)	$23	$(782)
Other comprehensive loss before reclassifications	(24)	(1)	(40)	(65)
Amounts reclassified from accumulated other comprehensive loss	1	6	(8)	(1)
Net current period other comprehensive income (loss)	(23)	5	(48)	(66)
Balance as of September 30, 2019	$(568)	$(255)	$(25)	$(848)
____________
(1)Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature. Amounts reclassified related to the liquidation of investments in foreign entities and were recognized net of taxes in gain (loss) on foreign currency transactions in our condensed consolidated statements of operations.
(2)Amounts reclassified related to the amortization of prior service cost and amortization of net loss and were recognized net of taxes in other non-operating income (loss), net in our condensed consolidated statements of operations.
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

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels that use our brands, but are operated or managed by someone other than us. This segment also earns licensing fees from Hilton Grand Vacations Inc. ("HGV") and strategic partnerships for the right to use certain Hilton marks and IP, as well as fees for managing properties in our ownership segment. As of September 30, 2020, this segment included 700 managed hotels and 5,516 franchised hotels consisting of 969,546 total rooms. As a result of the COVID-19 pandemic, approximately 1,235 hotels in our management and franchise segment had temporarily suspended operations at some point in time during the nine months ended September 30, 2020, largely beginning in mid-March. Of these hotels, all but approximately 200 had reopened as of September 30, 2020.

As of September 30, 2020, our ownership segment included 62 properties totaling 19,780 rooms. As a result of the COVID-19 pandemic, approximately 35 hotels in our ownership segment had temporarily suspended operations at some point in time during the nine months ended September 30, 2020, largely beginning in mid-March, of which all had reopened as of September 30, 2020. The segment comprised 54 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, two hotels leased by consolidated VIEs and five hotels owned or leased by unconsolidated affiliates.

The performance of our operating segments is evaluated primarily on operating income (loss), without allocating other revenues and expenses or general and administrative expenses.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in millions)
Franchise and licensing fees	$244	$447	$720	$1,277
Base and other management fees(1)	30	95	108	293
Incentive management fees	7	54	25	167
Management and franchise	281	596	853	1,737
Ownership	94	361	335	1,060
Segment revenues	375	957	1,188	2,797
Amortization of contract acquisition costs	(7)	(7)	(22)	(21)
Other revenues	19	23	52	75
Direct reimbursements from managed and franchised properties(2)	244	770	1,185	2,334
Indirect reimbursements from managed and franchised properties(2)	304	664	1,016	1,929
Intersegment fees elimination(1)	(2)	(12)	(2)	(31)
Total revenues	$933	$2,395	$3,417	$7,083
____________
(1)Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.
(2)Included in other revenues from managed and franchised properties in our condensed consolidated statements of operations.

The following table presents operating income (loss) for our reportable segments, reconciled to consolidated income (loss) before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in millions)
Management and franchise(1)	$281	$596	$853	$1,737
Ownership(1)	(52)	39	(145)	87
Segment operating income	229	635	708	1,824
Amortization of contract acquisition costs	(7)	(7)	(22)	(21)
Other revenues, less other expenses	(2)	12	4	29
Net other expenses from managed and franchised properties	(44)	(9)	(281)	(21)
Depreciation and amortization	(90)	(86)	(269)	(256)
General and administrative expenses	(66)	(107)	(189)	(327)
Reorganization costs	—	—	(38)	—
Impairment losses	(9)	—	(136)	—
Gain on sale of assets, net	—	81	—	81
Operating income (loss)	11	519	(223)	1,309
Interest expense	(116)	(105)	(316)	(304)
Gain (loss) on foreign currency transactions	(12)	7	(16)	4
Other non-operating income (loss), net	3	—	(20)	(8)
Income (loss) before income taxes	$(114)	$421	$(575)	$1,001
____________
(1)Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	September 30,	December 31,
	2020	2019
	(in millions)
Management and franchise	$11,088	$11,455
Ownership	1,359	1,610
Corporate and other	4,682	1,892
	$17,129	$14,957

Note 15: Commitments and Contingencies

We provide performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract, rather than fund shortfalls, if specified operating performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls, creating variable interests in the ownership entities of the hotels, of which we are not the primary beneficiary. As of September 30, 2020, we had four performance guarantees, with expirations ranging from 2023 to 2039, and possible cash outlays totaling approximately $18 million. Our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee. We have included the impact of the COVID-19 pandemic on these hotels in our expectations of their future operating performance and, as of September 30, 2020 and December 31, 2019, we accrued current liabilities of $7 million and $3 million, respectively, for our performance guarantees. We may enter into new contracts containing performance guarantees in the future, which could increase our possible cash outlays.

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

As of September 30, 2020, we guaranteed one loan for two hotels that we will franchise for $10 million. Additionally, we have entered into an agreement with the owner of a hotel that we manage to finance capital expenditures at the hotel. As of September 30, 2020, we had remaining possible cash outlays related to this agreement of approximately $10 million; however, we cannot currently estimate the timing of the payments or if they will be made at all.

We receive fees from managed and franchised properties to operate our marketing, sales and brand programs on behalf of hotel owners. As of September 30, 2020 and December 31, 2019, we had collected an aggregate of $113 million and $350 million in excess of amounts expended, respectively, across all programs.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2020 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the impact of the COVID-19 pandemic, the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry, macroeconomic factors beyond our control, risks related to the impact of the COVID-19 pandemic, competition for hotel guests and management and franchise contracts, risks related to doing business with third-party hotel owners, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the U.S. and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as updated under "Part II. Other Information—Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

COVID-19 Pandemic

During the nine months ended September 30, 2020, the COVID-19 pandemic significantly impacted the global economy and strained the hospitality industry due to travel restrictions and stay-at-home directives in place at various times during the period, resulting in cancellations and significantly reduced travel around the world. The reduction in travel has resulted in complete and partial suspensions of hotel operations in many of the locations, where our hotels are located, for an indeterminate duration, which, outside of China, largely began in mid-March, and included approximately 20 percent of our global hotel properties for some portion of the reporting period. As such, it had a material adverse impact on our results for the three and nine months ended September 30, 2020 and, based on the potential impact of further restrictions and health and safety concerns, we expect it to continue to have a material adverse impact on our results in future periods, as described below under "—Results of Operations."

As of November 2, 2020, 97 percent of our global hotel properties were open, while approximately 190 hotels had temporarily suspended operations. However, in late October, certain geographic areas have re-imposed additional travel restrictions, which may result in further adverse impacts to our hotel operations. Hotels that have reopened generally have experienced significantly lower occupancy as compared with periods before the onset of the pandemic.

In response to this global crisis, we have taken actions to prioritize the safety and security of our guests, employees and owners and support our communities. During the summer, we launched Hilton CleanStay to deliver a new standard of cleanliness and disinfection to our properties worldwide and Hilton EventReady, which focuses on cleanliness and customer service specific to meetings and events. We also found alternative uses for certain of our hotel properties, including providing housing for first responders and healthcare workers, and provided financial assistance to organizations helping those affected by COVID-19 through our Hilton Effect Foundation. Additionally, we have taken several steps to help our business withstand this uncertain time, as detailed in "—Liquidity and Capital Resources."

Overview

Our Business

Hilton is one of the largest hospitality companies in the world, with 6,333 properties comprising 998,282 rooms in 118 countries and territories as of September 30, 2020. Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, LXR Hotels & Resorts, Conrad Hotels & Resorts, Canopy by Hilton, Tempo by Hilton and Motto by Hilton; our full service hotel brands, Signia by Hilton, Hilton Hotels & Resorts, Curio Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton and Embassy Suites by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. As of September 30, 2020, we had 110 million members in our award-winning guest loyalty program, Hilton Honors.

Segments and Regions

We analyze our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments that are based on similar products or services: (i) management and franchise and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our brands and IP. This segment generates its revenue from: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from HGV and strategic partnerships for the right to use certain Hilton marks and IP; and (iii) fees for managing our owned and leased hotels. As a manager of hotels, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services, while a third party manages or operates such franchised hotels. The ownership segment primarily derives earnings from providing nightly hotel room sales, food and beverage sales and other services at our owned and leased hotels.

Geographically, we conduct business through three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S. is included in the Americas, it represents a significant portion of our system-wide hotel rooms, 72 percent as of September 30, 2020; therefore, the U.S. is often analyzed separately and apart from the Americas region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

System Growth and Development Pipeline

Our strategic objectives include the continued expansion of our global footprint and fee-based business. As we enter into new management and franchise contracts, we expand our business with minimal or no capital investment by us as the manager or franchisor, since the capital required to build and maintain hotels is typically provided by the third-party owner of the hotel with whom we contract to provide management services or license our brand names and IP. Prior to approving the addition of new properties to our management and franchise development pipeline, we evaluate the economic viability of the property based on its geographic location, the credit quality of the third-party owner and other factors. By increasing the number of management and franchise contracts with third-party owners, over time we expect to increase revenues, overall return on invested capital and cash available to support our business needs. While these objectives have not changed as a result of the COVID-19 pandemic, the current economic environment has posed certain challenges to the execution of our strategy, which have included and may continue to include delays in openings and new development. See further discussion on our cash management policy, as detailed in "—Liquidity and Capital Resources."

As of September 30, 2020, we had approximately 2,640 hotels in our development pipeline that we expect to add as open hotels in our system, representing more than 408,000 rooms under construction or approved for development throughout 120 countries and territories, including 33 countries and territories where we do not currently have any open hotels. Despite the adverse effects of the COVID-19 pandemic, we added nearly 70 hotels, on a net basis, to our development pipeline during the nine months ended September 30, 2020. Nearly all of the rooms in the development pipeline are within our management and franchise segment. Additionally, of the rooms in the development pipeline, 237,000 rooms were located outside the U.S., and 217,000 rooms were under construction. We do not consider any individual development project to be material to us.

Brexit

In June 2016, the United Kingdom ("U.K.") held a referendum in which voters approved an exit from the European Union ("E.U.") (commonly referred to as "Brexit"). The U.K.'s withdrawal from the E.U. occurred on January 31, 2020, beginning the implementation period, which is set to end on December 31, 2020. The effects of Brexit will depend on the final terms that will be negotiated during the implementation period, including the terms of any trade agreements that will dictate the U.K.’s access to E.U. markets. While our results as of and for the nine months ended September 30, 2020 were not materially affected by Brexit, the final outcomes are not yet certain. Brexit measures could potentially disrupt the markets we serve and cause tax and foreign currency volatility, which could have adverse effects on our business. We will continue to monitor the potential impact of Brexit on our business in future periods.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results were not available. Of the 6,278 hotels in our system as of September 30, 2020, 4,996 hotels were classified as comparable hotels. Our 1,282 non-comparable hotels included 152 hotels, or approximately two percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were otherwise not available.

When considering business interruption in the context of our definition of comparable hotels, any hotel that had completely or partially suspended operations on a temporary basis at any point during the nine months ended September 30, 2020 as a result of the COVID-19 pandemic was considered to be part of the definition of comparable hotels. Despite these temporary suspensions of hotel operations, we believe that including these hotels within occupancy, average daily rate and revenue per available room reflects the underlying results of our business for the three and nine months ended September 30, 2020.

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

References to RevPAR, ADR and occupancy are presented on a comparable basis, and references to RevPAR and ADR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three and nine months ended September 30, 2020 and 2019 use the exchange rates for the three and nine months ended September 30, 2020, respectively.

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

We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) these measures are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions and (ii) these measures are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry. Additionally, these measures exclude certain items that can vary widely across different industries and among competitors within our industry. For instance, interest expense and income taxes are dependent on company specifics, including, among other things, capital structure and operating jurisdictions, respectively, and, therefore, could vary significantly across companies. Depreciation and amortization, as well as amortization of contract acquisition costs, are dependent upon company policies, including the method of acquiring and depreciating assets and the useful lives that are used. For Adjusted EBITDA, we also exclude items such as: (i) FF&E replacement reserves for leased hotels to be consistent with the treatment of FF&E for owned hotels, where it is capitalized and depreciated over the life of the FF&E; (ii) share-based compensation expense (benefit), as this could vary widely among companies due to the different plans in place and the usage of them; (iii) the net effect of our cost reimbursement revenues and reimbursed expenses, as we contractually do not operate the related programs to generate a profit over the terms of the respective contracts; and (iv) other items, including reorganization and related severance costs, that are not core to our operations and are not reflective of our operating performance.

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

Results of Operations

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Variance		Nine Months Ended	Variance
	September 30, 2020	2020 vs. 2019		September 30, 2020	2020 vs. 2019
U.S.
Occupancy	44.3%	(34.8)%	pts.	42.5%	(34.6)%	pts.
ADR	$109.45	(26.0)%		$122.07	(17.6)%
RevPAR	$48.47	(58.6)%		$51.88	(54.6)%

Americas (excluding U.S.)
Occupancy	24.8%	(48.4)%	pts.	29.9%	(40.1)%	pts.
ADR	$85.84	(27.1)%		$102.91	(12.0)%
RevPAR	$21.25	(75.3)%		$30.74	(62.4)%

Europe
Occupancy	31.6%	(51.5)%	pts.	30.6%	(46.0)%	pts.
ADR	$103.45	(28.0)%		$111.79	(18.4)%
RevPAR	$32.71	(72.6)%		$34.22	(67.4)%

MEA
Occupancy	25.2%	(42.8)%	pts.	34.1%	(34.0)%	pts.
ADR	$117.71	(12.5)%		$126.52	(9.5)%
RevPAR	$29.65	(67.6)%		$43.20	(54.7)%

Asia Pacific
Occupancy	53.1%	(21.0)%	pts.	40.0%	(29.8)%	pts.
ADR	$85.45	(25.2)%		$92.61	(19.6)%
RevPAR	$45.35	(46.4)%		$37.02	(54.0)%

System-wide
Occupancy	42.5%	(36.0)%	pts.	40.4%	(35.4)%	pts.
ADR	$105.87	(26.0)%		$118.23	(17.3)%
RevPAR	$44.95	(59.9)%		$47.74	(55.9)%

During the three and nine months ended September 30, 2020, we experienced significant declines in RevPAR in all regions compared to the same periods in 2019, due to both occupancy and ADR decreases resulting from the COVID-19 pandemic. Our Asia Pacific region experienced the effects of the pandemic early in 2020, with suspensions of hotel operations beginning in late January. Pronounced negative results in the Americas and EMEA regions lagged the Asia Pacific region, with hotel suspensions in those regions beginning in mid-March. Of the approximately 1,270 properties that had suspended hotel operations at some point during the nine months ended September 30, 2020, approximately 44 percent were in the U.S., 9 percent were in the Americas (excluding U.S.), 26 percent were in Europe, 5 percent were in MEA and 16 percent were in Asia Pacific. As of November 2, 2020, the operations at approximately 190 hotels, primarily located in the U.S., were temporarily suspended. However, properties that have reopened have experienced significantly lower occupancy compared with periods prior to the onset of the pandemic as business and transient demand remains lower and travel restrictions and stay-at-home directives are still in place in many areas.

On a global level, the pervasiveness of the COVID-19 impact began in late March, with its most significant adverse impact on occupancy and RevPAR seen in April. Since April, system-wide occupancy has increased month over month, with the most notable recoveries in Asia Pacific, the U.S. and Europe, with comparable hotel occupancy levels up approximately 32 percentage points, 32 percentage points and 31 percentage points, respectively, from April to September.

The table below provides a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in millions)
Net income (loss)	$(81)	$290	$(495)	$710
Interest expense	116	105	316	304
Income tax expense (benefit)	(33)	131	(80)	291
Depreciation and amortization	90	86	269	256
EBITDA	92	612	10	1,561
Gain on sale of assets, net	—	(81)	—	(81)
Loss (gain) on foreign currency transactions	12	(7)	16	(4)
FF&E replacement reserves	18	13	39	42
Share-based compensation expense	25	42	37	123
Reorganization costs	—	—	38	—
Impairment losses	9	—	136	—
Amortization of contract acquisition costs	7	7	22	21
Net other expenses from managed and franchised properties	44	9	281	21
Other adjustment items(1)	17	10	59	39
Adjusted EBITDA	$224	$605	$638	$1,722
____________
(1)Includes severance not related to the reorganization and other items. The three and nine months ended September 30, 2020 also include costs recognized for the settlement of a dispute with an owner of a managed hotel. Additionally, the nine months ended September 30, 2020 includes losses related to the disposal of an investment and a loan guarantee for a franchised hotel. The three and nine months ended September 30, 2019 also include expenses recognized in connection with the refinancings and repayments of our senior secured credit facilities.

Revenues

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(in millions)			(in millions)
Franchise and licensing fees	$241	$443	(45.6)	$712	$1,269	(43.9)

Base and other management fees	$24	$80	(70.0)	$92	$249	(63.1)
Incentive management fees	7	54	(87.0)	25	167	(85.0)
Total management fees	$31	$134	(76.9)	$117	$416	(71.9)

The COVID-19 pandemic and the related reduction in global travel and tourism resulted in the complete or partial suspensions of hotel operations at approximately 1,235 of our managed and franchised properties at some point during the nine months ended September 30, 2020. Of these hotels, all but approximately 200 had reopened as of September 30, 2020.

On a comparable basis, decreases in occupancy and ADR led to reduced RevPAR, resulting in decreases in franchise fees and management fees from our comparable managed and franchised properties. For the three months ended September 30, 2020, RevPAR decreased 55.1 percent at our comparable franchised properties and 72.0 percent at our comparable managed properties, resulting from reduced occupancy of 32.8 percentage points and 44.8 percentage points, respectively, and reduced ADR of 23.1 percent and 33.2 percent, respectively. For the nine months ended September 30, 2020, RevPAR decreased 52.8 percent at our comparable franchised properties and 63.1 percent at our comparable managed properties, resulting from reduced occupancy of 33.3 percentage points and 41.1 percentage points, respectively, and reduced ADR of 16.1 percent and 17.7 percent, respectively.

Incentive fees decreased during the periods as they are based on hotels' operating profits, which have declined compared with prior year results as a result of the COVID-19 pandemic.

Additionally, licensing and other fees decreased $22 million and $75 million during the three and nine months ended September 30, 2020, respectively, primarily due to decreased licensing fees from both our strategic partnerships and HGV as a result of the COVID-19 pandemic.

Including new development and ownership type transfers, from January 1, 2019 to September 30, 2020, we added 653 managed and franchised properties on a net basis, providing an additional 86,673 rooms to our management and franchise segment. While we have historically experienced increases to management and franchise fees as new hotels are a part of our system for full periods, the impact of the COVID-19 pandemic has outweighed the impact of these property additions in 2020.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(in millions)			(in millions)
Owned and leased hotels	$94	$361	(74.0)	$335	$1,060	(68.4)

Owned and leased hotel revenues decreased primarily due to the COVID-19 pandemic and the related reduction in global travel and tourism. As a result of the COVID-19 pandemic, approximately 35 hotels in our ownership segment had temporarily suspended operations at some point in time during the nine months ended September 30, 2020. All of these hotels have reopened as of September 30, 2020. On a comparable basis, decreases in occupancy and ADR led to reduced RevPAR, resulting in decreases in revenues from our comparable owned and leased hotels. For the three and nine months ended September 30, 2020, RevPAR decreased 78.8 percent and 72.2 percent, respectively, resulting from reduced occupancy of 58.2 percentage points and 49.8 percentage points, respectively, and reduced ADR of 28.1 percent and 20.1 percent, respectively. Additionally, owned and leased hotel revenues decreased $8 million and $36 million during the three and nine months ended September 30, 2020, respectively, due to properties being sold or lease agreements terminated and the hotels being transferred to our managed and franchised segment during 2019.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(in millions)			(in millions)
Other revenues	$19	$23	(17.4)	$52	$75	(30.7)

The decreases in other revenues during the three and nine months ended September 30, 2020 were primarily due to decreases in revenues from our purchasing operations related to delayed hotel improvement projects and lower volume purchasing based on reduced hotel demand as a result of the COVID-19 pandemic.

Operating Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(in millions)			(in millions)
Owned and leased hotels	$144	$310	(53.5)	$478	$942	(49.3)

Owned and leased hotel expenses decreased primarily due to decreases in occupancy resulting from the COVID-19 pandemic and approximately 35 hotels temporarily suspending operations at some point in time during the nine months ended September 30, 2020. Further, as a result of declining performance, variable rent expense was reduced at most leased hotels with a variable rent structure. However, certain fixed costs of maintaining these hotels, such as fixed rent and certain minimum maintenance and utility costs, even while temporarily closed or operating with very low occupancy, could not be reduced at the same rate as the hotel revenue decreases during the periods. Additionally, owned and leased hotel expenses decreased $10 million and $35 million during the three and nine months ended September 30, 2020, respectively, related to properties being sold or lease agreements terminated and the hotels being transferred to our managed and franchised segment during 2019.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(in millions)			(in millions)
Depreciation and amortization	$90	$86	4.7	$269	$256	5.1
General and administrative	66	107	(38.3)	189	327	(42.2)
Reorganization costs	—	—	NM(1)	38	—	NM(1)
Impairment losses	9	—	NM(1)	136	—	NM(1)
Other expenses	21	11	90.9	48	46	4.3
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The increases in depreciation and amortization expense were primarily due to increases in amortization expense resulting from additions to capitalized software costs during 2020 and 2019, partially offset by reduced amortization expense due primarily to impairment losses on other intangible assets related to our leased properties that were recognized during the nine months ended September 30, 2020.

General and administrative expenses decreased primarily as a result of actions taken by the Company during the nine months ended September 30, 2020 to reduce or eliminate certain corporate costs in response to the COVID-19 pandemic, which included workforce reductions, temporary furloughs and salary reductions of corporate employees; refer to "—Liquidity and Capital Resources" for additional information. These actions are expected to also reduce costs in future periods. In addition, share-based compensation expense decreased due to the determination that the performance conditions of our outstanding performance shares were no longer probable of achievement, resulting in a reversal of previously recognized expense for the outstanding 2020 performance awards during the three months ended September 30, 2020 and for all outstanding performance awards during the nine months ended September 30, 2020; see Note 11: "Share-Based Compensation" in our unaudited condensed consolidated financial statements for additional information.

During the nine months ended September 30, 2020, we recognized reorganization costs related to activities undertaken in response to the COVID-19 pandemic, primarily relating to reductions in our workforce and associated costs.

During the three months ended September 30, 2020, we recognized impairment losses of $3 million and $6 million on property and equipment related to our leased properties and management contract acquisition costs, respectively. During the nine months ended September 30, 2020, we recognized impairment losses of $51 million, $24 million, $15 million and $46 million on hotel operating lease ROU assets, property and equipment related to our leased properties, management contract acquisition costs and other intangible assets related to our leased hotel properties, respectively. These impairment losses were due to a decline in results and expected future performance at the related hotels as a result of the COVID-19 pandemic, as well as actual and expected early terminations of management contracts.

Other expenses increased primarily as a result of costs recognized for the settlement of a dispute with an owner of a managed hotel and increases in amounts accrued related to our performance guarantees during the three and nine months ended September 30, 2020, partially offset by decreases in expenses from our purchasing operations, resulting from reduced demand.

Gain on Sale of Assets, Net

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(in millions)			(in millions)
Gain on sale of assets, net	$—	$81	(100.0)	$—	$81	(100.0)

In September 2019, we recognized a gain upon completion of the sale of the Hilton Odawara. See Note 3: "Disposal" in our unaudited condensed consolidated financial statements for additional information.

Non-operating Income and Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(in millions)			(in millions)
Interest expense	$(116)	$(105)	10.5	$(316)	$(304)	3.9
Gain (loss) on foreign currency transactions	(12)	7	NM(1)	(16)	4	NM(1)
Other non-operating income (loss), net	3	—	NM(1)	(20)	(8)	NM(1)
Income tax benefit (expense)	33	(131)	NM(1)	80	(291)	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The increases in interest expense for the three and nine months ended September 30, 2020 were primarily due to the full draw down on the Revolving Credit Facility in March 2020, the issuances of the 5.375% 2025 Senior Notes and the 2028 Senior Notes in April 2020 and, for the nine months ended September 30, 2020, the issuance of the 4.875% Senior Notes due 2030 in June 2019. The increases were partially offset by a decrease in interest expense on our Term Loans due to a 2019 principal repayment of $500 million and a decline in variable interest rate, as well as decreased variable interest expense of certain finance leases for our hotels that resulted from a decline in operating performance.

The gains and losses on foreign currency transactions included changes in foreign currency exchange rates on certain intercompany financing arrangements, including short-term cross-currency intercompany loans. The changes were the result of various currencies, but primarily in the euro and the Australian dollar. Additionally, during the three and nine months ended September 30, 2020, we recognized losses related to the liquidation of investments in foreign entities that were reclassified out of accumulated other comprehensive loss.

Other non-operating loss, net for the nine months ended September 30, 2020 primarily included losses related to a loan guarantee for a franchised hotel and the disposal of an investment. Other non-operating loss, net for the nine months ended September 30, 2019 primarily included a loss on the disposal of an unconsolidated real estate investment and expenses recognized in connection with the refinancings and repayments of our senior secured credit facilities.

The changes in the income tax provisions were primarily attributable to decreases in income before income taxes, offset by reductions in the tax benefits recognized for the expected NOLs generated in 2020 in certain foreign jurisdictions. For additional information, see Note 10: "Income Taxes" in our unaudited condensed consolidated financial statements.

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

Liquidity and Capital Resources

Overview

As of September 30, 2020, we had total cash and cash equivalents of $3,468 million, including $63 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance related to cash collateral on our self-insurance programs and cash held for FF&E reserves.

Although we cannot presently estimate the ultimate and total financial impact of the unprecedented COVID-19 pandemic, which is highly dependent on the severity and duration of the pandemic, we expect it will continue to have a significant adverse impact on our results of operations in future periods. As such, due to the uncertainties associated with the COVID-19 pandemic and the indeterminate length of time it will affect the hospitality industry, we have taken certain proactive measures to secure our liquidity position to be able to meet our obligations for the foreseeable future, which have included: (i) fully drawing down on our $1.75 billion Revolving Credit Facility; (ii) suspending dividend payments and share repurchases; (iii) implementing strict cost management measures, such as temporarily halting certain marketing programs, temporarily eliminating non-essential expenses, including capital expenditures, and reducing payroll and related costs through workforce reductions, furloughs and temporary salary reductions; (iv) consummating the Honors Points Pre-Sale; and (v) issuing $1.0 billion aggregate principal amount of senior notes.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including costs associated with the management and franchising of hotels, corporate expenses, payroll and compensation costs, taxes and compliance costs, interest payments on our outstanding indebtedness, contract acquisition costs and capital expenditures for renovations and maintenance at the hotels within our ownership segment. While our accounts receivable balance as of September 30, 2020 is less than periods prior to the start of the pandemic, we are generally experiencing slower payment of certain fees due to us. As such, we have considered the implications of these delayed payment trends in developing our estimates of expected future credit losses.

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

We have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases. However, the COVID-19 pandemic has caused us to temporarily change our cash management strategy as described above. Within the framework of our long-term investment policy, we currently intend to continue to finance our business activities primarily with cash on our balance sheet as of September 30, 2020 and cash generated from our operations.

After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments for the foreseeable future based on current conditions. The objectives of our cash management policy are to maintain the availability of liquidity while minimizing operational costs.

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

We formally suspended share repurchases given the current economic environment and our efforts to preserve cash, and no share repurchases have been made since March 5, 2020. The stock repurchase program remains authorized by the board of directors, and we may resume share repurchases in the future at any time, depending on market conditions, our capital needs and other factors. Prior to the suspension, during the nine months ended September 30, 2020, we repurchased 2.6 million shares of our common stock under our stock repurchase program for $279 million, which we funded principally with available cash. As of September 30, 2020, approximately $2.2 billion remained available for share repurchases under the program.

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Nine Months Ended		Percent
	September 30,		Change
	2020	2019	2020 vs. 2019
	(in millions)
Net cash provided by operating activities	$846	$1,182	(28.4)
Net cash used in investing activities	(89)	(47)	89.4
Net cash provided by (used in) financing activities	2,087	(808)	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

Operating Activities

The decrease in net cash provided by operating activities was primarily the result of decreases in cash inflows generated from our management and franchise properties and our owned and leased hotels, largely as a result of decreases in system-wide RevPAR due to the COVID-19 pandemic, as further discussed in "—Revenues." The decrease in net cash provided by operating activities was partially offset by $1.0 billion of cash received in connection with the Honors Points Pre-Sale and a decrease in cash paid for taxes of $171 million, primarily resulting from decreases in income before income taxes, as well as NOLs that were generated in 2020 in many foreign tax jurisdictions that had taxable income in 2019.

Investing Activities

Net cash used in investing activities primarily related to capital expenditures for property and equipment and capitalized software costs. Beginning in March 2020, we took steps to temporarily eliminate non-essential expenses, including capital expenditures, in response to the COVID-19 pandemic. While we do not expect to be able to fully eliminate such expenditures, we expect to materially reduce our spending on an annual basis, when compared to the prior year. Our capital expenditures for property and equipment primarily consisted of expenditures related to our corporate facilities and the renovation of hotels in our ownership segment, and our capitalized software costs related to various systems initiatives, for the benefit of both our hotel owners and our overall corporate operations. During the nine months ended September 30, 2019, we received cash proceeds of $120 million relating to the sale of the Hilton Odawara that partially offset capital expenditures for property and equipment, capitalized software costs and other uses of cash for investing activities.

Financing Activities

The change in cash flows related to financing activities was primarily attributable to a $1.5 billion increase in cash inflows from net borrowings and repayments under our Revolving Credit Facility, a $500 million decrease in cash outflows from net borrowings and repayments under our Term Loans and an $878 million decrease in share repurchases and dividend payments.

Debt and Borrowing Capacity

As of September 30, 2020, our total indebtedness, excluding unamortized deferred financing costs and discount, was approximately $10.6 billion. For additional information on our total indebtedness, including fully drawing down our Revolving Credit Facility, our issuance of $1.0 billion aggregate principal amount of senior notes and guarantees on our debt, refer to Note 7: "Debt" in our unaudited condensed consolidated financial statements.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or issue additional equity securities. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hospitality industry that may be beyond our control. The COVID-19 pandemic negatively impacted our cash flows from operations during the period, and will continue to do so for an indeterminate period of time. Although our operating activities provided cash during the nine months ended September 30, 2020, it was primarily a result of the Honors Points Pre-Sale. We have taken precautions to secure our cash position, as discussed above, and expect to be able to meet our current obligations. Furthermore, we do not have any material indebtedness outstanding that matures prior to June 2024.

Contractual Obligations

During the nine months ended September 30, 2020, we fully drew down $1.69 billion under our Revolving Credit Facility, after giving effect to the letters of credit outstanding, which matures in 2024 and is repayable by us at any time. Further, we issued $500 million aggregate principal amount of senior notes due 2025 and $500 million aggregate principal amount of senior notes due 2028. Other than these borrowings, there were no material changes to our contractual obligations from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Off-Balance Sheet Arrangements

See Note 15: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for a discussion of our off-balance sheet arrangements.

Summarized Guarantor Financial Information

HOC is the issuer of the Senior Notes and is 100 percent owned by Hilton Worldwide Parent LLC ("HWP"), which, in turn, is 100 percent owned directly by the Parent. The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by the Parent, HWP and substantially all of the Parent's direct and indirect wholly owned domestic restricted subsidiaries, except for HOC, the issuer (together, the "Guarantors"). The indentures that govern the Senior Notes provide that any subsidiary of the Company that provides a guarantee of our senior secured credit facilities will guarantee the Senior Notes. As of September 30, 2020, none of our foreign subsidiaries or domestic subsidiaries owned by foreign subsidiaries or conducting foreign operations or our non-wholly owned subsidiaries guaranteed the Senior Notes.

The guarantees are full and unconditional, subject to certain customary release provisions. The indentures that govern the Senior Notes provide that any Guarantor may be released from its guarantee so long as: (i) the subsidiary is sold or sells all of its assets; (ii) the subsidiary is released from its guarantee under our senior secured credit facilities; (iii) the subsidiary is declared "unrestricted" for covenant purposes; or (iv) the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied, in each case in compliance with applicable provisions of the indentures.

Neither HOC nor any of the Guarantors has any reporting obligation under the Exchange Act in respect of the Senior Notes; however, we are supplementally providing the information set forth below. The following tables present summarized financial information for HOC, along with the Parent and all other Guarantors, on a combined basis:

As of September 30, 2020
(in millions)
ASSETS
Total current assets	$840
Intangible assets, net	8,788
Total intangibles and other assets	9,297
TOTAL ASSETS	10,137

LIABILITIES AND DEFICIT
Total current liabilities	1,759
Long-term debt	10,266
Total liabilities	16,170
Total Hilton stockholders' deficit	(6,033)
TOTAL LIABILITIES AND DEFICIT	10,137

Nine Months Ended September 30, 2020
(in millions)
Revenues
Revenues	$762
Other revenues from managed and franchised properties	1,966
Total revenues	$2,728

Expenses
Expenses	$368
Other expenses from managed and franchised properties	2,201
Total expenses	$2,569

Operating income	$159
Interest expense	(304)
Income tax benefit	35
Net loss	(108)
Net loss attributable to Hilton stockholders	(108)

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

As a result of the impact of the COVID-19 pandemic on our business, we have had to reevaluate certain estimates and assumptions that affect our reported amounts. In particular, we extended the expected redemption rate of our Hilton Honors points over the next year, which, due to the re-evaluation at March 31, 2020, resulted in reclassifications of the liabilities for guest loyalty program and deferred revenues from current to long-term of $221 million and $50 million, respectively. We continued to use the revised methodology subsequent to March 31, 2020. Changes to the Hilton Honors program may affect the estimated cost per point for our future redemption obligation and the expected redemption pattern, which may result in changes to the amounts recorded for the liabilities for guest loyalty program and deferred revenues and the classification of such liabilities between current and long-term. Additionally, we recognized impairment losses of $9 million and $136 million during the three and nine months ended September 30, 2020, respectively, which required the use of significant judgments and estimates. See Note 8: "Fair Value Measurements" and Note 6: "Finite-Lived Intangible Assets" in our unaudited condensed consolidated financial statements for additional information on the impairment losses.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums, including proceedings involving tort and other general liability claims, employee claims, consumer protection claims and claims related to our management of certain hotel properties. In addition, we recently settled a matter with the SEC in regard to certain historical perquisites disclosures. We recognize a liability when we believe the loss is probable and can be reasonably estimated. Most occurrences involving liability, claims of negligence and employees are covered by insurance with solvent insurance carriers. The ultimate results of claims and litigation cannot be predicted with certainty. We believe we have adequate reserves against such matters. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factor below and the risk factors previously disclosed under Part I—Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as updated by the information disclosed under Part II—Item 1A. of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.

Supplemental Risk Factor

The ongoing global COVID-19 pandemic has negatively affected and will continue to negatively affect our business, financial condition and results of operations.

The COVID-19 pandemic has significantly affected the global economy and strained the hospitality industry due to travel restrictions and stay-at-home directives that have resulted in cancellations and reduced travel around the world, as well as complete and partial suspensions of certain hotel operations for an indeterminate duration. Currently, there are no fully effective vaccines or treatments for COVID-19 and the timing and efficacy of any future vaccines and treatments are uncertain. As such, the COVID-19 pandemic has had a material negative impact on our results for the three and nine months ended September 30, 2020, and will continue to negatively affect future results. The current and uncertain future impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel and use our hotel properties for lodging, food and beverage and other services, is expected to continue to negatively affect our results, operations, outlook, plans, growth, cash flows and liquidity.

During the pandemic, the U.S. and other national and local governments have imposed travel restrictions at various times and, in some countries and U.S. states, re-imposed such restrictions, and a number of our hotels have fully or partially suspended operations. We have been and expect to continue to be negatively affected by additional governmental regulations and travel advisories to fight the pandemic, including recommendations by the U.S. Department of State, the Centers for Disease Control and Prevention and the World Health Organization.

We cannot predict when any of our hotels that have completely or partially suspended operations will be able to fully reopen, the conditions upon which a full reopening may occur or the effects of any such conditions. We also cannot predict if any of our hotels that are currently operational will have to completely or partially suspend operations in the future. Moreover, even where travel advisories and restrictions have been lifted, travel demand has been and is likely to remain weak for a significant length of time and we cannot predict if or when our properties will return to pre-pandemic demand or pricing. Adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of the COVID-19 pandemic, will negatively affect travel demand.

The steps we have taken to reduce operating costs, including temporarily reducing compensation, reducing our workforce and furloughing a substantial number of our employees, and further steps we may take in the future to reduce costs for us or our third-party hotel owners, may negatively affect our brand reputation and ability to attract and retain employees. If our furloughed employees do not return to work with us when the COVID-19 pandemic subsides, including because they find new jobs during the furlough, we may face operational challenges that could negatively affect hotel results, guest experience and loyalty. We also may face demands or requests from labor unions that represent employees at our hotels for additional compensation, healthcare benefits or other terms, including making payments to underfunded multi-employer pension plans for covered union employees, as a result of the pandemic that could increase costs, and we could experience labor issues as we implement our mitigation plans. Even after the COVID-19 pandemic subsides, we could still experience long-term impacts on our operating costs as a result of attempts to counteract future outbreaks of COVID-19 or other viruses through, for example, enhanced health and hygiene requirements or other such measures in one or more regions.

We cannot predict the full impact that the COVID-19 pandemic will have on our partners, such as third-party owners of our properties, third-party service providers, travel agencies, suppliers and other vendors. In particular, if third-party owners of our hotels are unable to maintain their hotels and service indebtedness secured by their hotels, our results of operations and reputation could suffer. Third-party owners of our hotels have experienced financing difficulties and significant declines in revenues, thereby making it more likely that they could declare bankruptcy or face other difficulties with their lenders. Bankruptcies, sales or foreclosures involving our hotels could, in some cases, result in the termination of our management or franchise contracts and eliminate our anticipated income and cash flows, which would negatively affect our results of operations. Hotel owners with financial difficulties have been and may continue to be unable or unwilling to pay us amounts that we are entitled to under our existing contracts on a timely basis or at all. Current and ongoing economic conditions also could affect our ability to enter into management and franchise contracts with potential third-party owners of our hotels, who may be unable to obtain financing or face other delays in developing hotel projects. As a result, some properties in our development pipeline may not enter our system when we anticipated, or at all, and new hotels may enter our pipeline at a slower rate than in the past, thereby negatively affecting our overall growth. Likewise, if we or our hotel owners or franchisees are unable to access capital to make physical improvements to our hotels, the quality of our hotels may suffer, which may negatively impact our reputation and guest loyalty, and our market share may suffer as a result.

We may be required to raise additional capital in the future, and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. Certain of our credit ratings have been downgraded or placed on credit watch, and if our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry or us, our access to capital and the cost of any debt financing would be negatively affected. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations. There is no guarantee that debt financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations. In addition, because of reduced travel demand, certain of our leased properties will not generate revenue sufficient to meet operating expenses. If or when we determine the value of our leased properties has significantly declined, we have recognized and in the future could have to recognize significant non-cash impairment charges to our results of operations. Further, to the extent the COVID-19 pandemic significantly impacts spending patterns of Hilton Honors co-branded credit cardholders or the acquisition of new cardholders, we will receive lower license fees under our co-branded credit card arrangements.

The COVID-19 pandemic has significantly increased economic and demand uncertainty and could cause a global recession, which would have a further adverse impact on our financial condition and operations. The significant increase in unemployment in the U.S. and other regions due to the adoption of social distancing and other policies to slow the spread of COVID-19 continues to have a sustained negative impact on travel demand. The extent of the effects of the COVID-19 pandemic on our business and the travel industry at large remains highly uncertain and will ultimately depend on future developments, including, but not limited to, the duration and severity of the outbreak, the timing and availability of vaccinations and other treatments to combat COVID-19, and the length of time it takes for demand and pricing to stabilize and normal economic and operating conditions to resume. Given the uncertainty as to the extent and timing of the potential future spread or mitigation of COVID-19 and the imposition or relaxation of protective measures, we are presently unable to estimate the full impact to our future results of operations, cash flows or financial condition.

Additionally, the COVID-19 pandemic could negatively affect our internal controls over financial reporting as we have reduced our workforce and placed many of our employees on temporary furlough. Our remaining employees have been required to work from home and, therefore, new processes, procedures and controls could be required to respond to changes in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, the attention of our management team could be diverted.

The potential effects of the COVID-19 pandemic also could intensify or otherwise affect many of our other risk factors that are included in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, including, but not limited to, risks inherent to the hospitality industry, macroeconomic factors beyond our control, competition for hotel guests and management and franchise contracts, risks related to doing business with third-party hotel owners, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the U.S. and risks related to our indebtedness. Because the COVID-19 situation is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 are uncertain.

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

Date: November 4, 2020