Form 10-K
period 2020-12-31
Hilton Worldwide Holdings Inc.
filed 2021-02-17
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $19,902 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange). The number of shares of common stock outstanding on February 10, 2021 was 277,607,799.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant's definitive proxy statement relating to its 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-K TABLE OF CONTENTS
YEAR ENDED DECEMBER 31, 2020

PART I
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the impact of the novel coronavirus ("COVID-19") pandemic, the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements, including, among others, those described under "Part I—Item 1A. Risk Factors" and under "Summary of Risk Factors" below. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Summary of Risk Factors

In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our company and our business. A summary of the principal factors that create risk in investing in our securities and might cause actual results to differ is set forth below:

•The ongoing global COVID-19 pandemic has negatively affected and will continue to negatively affect our business, financial condition and results of operations;

•We are subject to the business, financial and operating risks inherent to the hospitality industry, any of which could reduce our revenues and limit opportunities for growth;

•Macroeconomic and other factors beyond our control can adversely affect and reduce demand for our products and services;

•Because we operate in a highly competitive industry, our revenues or profits could be harmed if we are unable to compete effectively;

•Our business is subject to risks related to doing business with third-party property owners that could adversely affect our reputation, operational results or prospects for growth;

•Failures in, material damage to or interruptions in our information technology systems, software or websites and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations;

•The growth of internet reservation channels could adversely affect our business and profitability;

•Because we derive a portion of our revenues from operations outside the U.S. the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business; and

•Our substantial indebtedness and other contractual obligations could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts, and could divert our cash flow from operations for debt payments.

These risk factors do not identify all risks that we face, and our business, financial condition and results of operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present material risks.

Terms Used and Basis of Presentation in this Annual Report on Form 10-K

Except where the context requires otherwise, references in this Annual Report on Form 10-K to "Hilton," "the Company," "we," "us" and "our" refer to Hilton Worldwide Holdings Inc., together with all of its consolidated subsidiaries. Except where the context requires otherwise, references to our "properties" refer to the hotels, resorts and timeshare properties that are managed, franchised, owned or leased by us, while references to "hotels" exclude timeshare properties.

On January 3, 2017, we completed the spin-offs of a portfolio of hotels and resorts, as well as our timeshare business, into two independent, publicly traded companies: Park Hotels & Resorts Inc. ("Park") and Hilton Grand Vacations Inc. ("HGV"), respectively, (the "spin-offs"). Hilton did not retain any interest in Park or HGV, but did enter into long-term management and franchise contracts with Park for the portfolio of hotels and resorts that it held at the time of the spin-offs and a 100-year license agreement with HGV for the timeshare business.

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

COVID-19 Pandemic

During the year ended December 31, 2020, the COVID-19 pandemic significantly impacted the global economy and strained the hospitality industry due to travel restrictions and stay-at-home directives in place at various times during the period, resulting in cancellations and significantly reduced travel around the world. The reduction in travel resulted in the complete and partial suspensions of hotel operations in many of the areas where our hotels are located. As such, it had a material adverse impact on our results for the year ended December 31, 2020. See "Part I—Item 1A. Risk Factors—Risks Related to the COVID-19 Pandemic" and "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

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

Item 1.        Business

Overview

Hilton is one of the largest hospitality companies in the world, with 6,478 properties comprising 1,019,287 rooms in 119 countries and territories as of December 31, 2020. Founded in 1919, Hilton has been an innovator in the industry for more than 100 years, driven by the vision of our founder Conrad Hilton, "to fill the earth with the light and warmth of hospitality." Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, LXR Hotels & Resorts, Conrad Hotels & Resorts, Canopy by Hilton, Tempo by Hilton and Motto by Hilton; our full service hotel brands, Signia by Hilton, Hilton Hotels & Resorts, Curio Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton and Embassy Suites by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. As of December 31, 2020, we had more than 112 million members in our award-winning guest loyalty program, Hilton Honors.

We operate our business through: (i) a management and franchise segment and (ii) an ownership segment, each of which is managed separately because of its distinct economic characteristics. The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels that license our brands and where we provide other prescribed services to third-party owners, but the day-to-day services of the hotels are operated or managed by someone other than us. The management and franchise segment generates its revenue from: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from HGV's 56 resorts, consisting of 9,030 rooms, and strategic partnerships, including co-branded credit card arrangements, for the right to use certain Hilton marks and intellectual property ("IP"); and (iii) fees for managing our owned and leased hotels. As of December 31, 2020, this segment included 715 managed hotels and 5,646 franchised hotels consisting of 990,857 total rooms. As of December 31, 2020, the ownership segment included 61 hotels totaling 19,400 rooms, comprising 53 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, two hotels leased by consolidated variable interest entities ("VIEs") and five hotels owned or leased by unconsolidated affiliates. For more information regarding our segments, see "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results" and Note 18: "Business Segments" in "Part II—Item 8. Financial Statements and Supplementary Data."

In addition to our current hotel portfolio, we are focused on the growth of our business by expanding our share in the global hospitality industry through our development pipeline, and despite the adverse effects of the COVID-19 pandemic, we continued to open new hotels and expand our development pipeline in 2020. During the year ended December 31, 2020, we opened over 410 hotels consisting of nearly 56,000 rooms, contributing to over 47,000 net additional rooms in our system, reflecting a net unit growth of 5.1 percent from December 31, 2019. Additionally, during the year ended December 31, 2020, nearly 530 hotels, consisting of more than 83,000 new rooms, were approved and added to our development pipeline. As of December 31, 2020, we had nearly 2,570 hotels in our development pipeline that we expect to add to our system in the future, representing over 397,000 rooms under construction or approved for development throughout 116 countries and territories, including 31 countries and territories where we do not currently have any open hotels. Nearly all of the rooms in the development pipeline are within our management and franchise segment. Additionally, of the rooms in the development pipeline, 233,000 rooms were located outside the U.S., and 204,000 rooms were under construction. We do not consider any individual development project to be material to us.

In 2020, the COVID-19 pandemic significantly impacted the global economy and strained the hospitality industry due to travel restrictions and stay-at-home directives in place at various times during the period, resulting in cancellations and significantly reduced travel around the world. The reduction in travel resulted in the complete and partial suspensions of hotel operations in many of the areas where our hotels are located at some point in time during 2020, having a material adverse impact on our results for the year ended December 31, 2020. As of February 10, 2021, 97 percent of our global hotel properties were open, while approximately 220 hotels had temporarily suspended operations. In response to this global crisis, we took actions to prioritize the safety and security of our guests, employees and owners and support our communities. During the summer, we launched Hilton CleanStay and Hilton EventReady, which deliver a new standard of cleanliness and customer service to our properties worldwide, including for meetings and events. We also found alternative uses for certain of our hotel properties, including partnering with American Express to donate up to one million hotel room nights for frontline medical professionals, and provided financial assistance to organizations helping those affected by COVID-19, through our Hilton Effect Foundation. Additionally, we took certain proactive measures to secure our liquidity position to help our business withstand this uncertain time.

Despite the challenges associated with the COVID-19 pandemic, we maintain our belief that our experience in the hospitality industry, which spans more than a century of customer service and entrepreneurship, and continues to evolve for the tastes, preferences and demands of our hotel guests; our strong, well-defined brands that operate throughout the hospitality industry chain scales; our diverse, inclusive workforce, built to focus on providing exceptional customer experiences; and our commercial service offerings will continue to drive customer loyalty, including participation in our Hilton Honors guest loyalty program. We believe that satisfied customers will continue to provide strong overall hotel performance for us and our hotel owners and encourage further development of additional hotels under our brands with both existing and new hotel owners, which further supports our growth and future financial performance. We believe that our existing portfolio and development pipeline, which will require minimal capital investment from us, positions us to further improve our business, allocate capital effectively and meet our customers' demands and preferences in the future.

Our Brand Portfolio

The goal of each of our brands is to deliver exceptional customer experiences and superior operating performance.

		December 31, 2020
Brand(1)	Chain Scale	Countries/ Territories	Properties	Rooms	Percentage of Total Rooms	Selected Competitors(1)
	Luxury	15	33	10,018	1.0%	Four Seasons, Mandarin Oriental, Peninsula, Ritz Carlton, Rosewood Hotels & Resorts, St. Regis
	Luxury	4	4	693	0.1%	Leading Hotels of the World, Legend Preferred Hotels & Resorts, Small Luxury Hotels of The World, The Luxury Collection
	Luxury	21	39	13,057	1.3%	Fairmont, Intercontinental, JW Marriott, Park Hyatt, Sofitel
	Upper Upscale	6	27	4,489	0.4%	25hours Hotels, Hyatt Centric, Joie de Vivre, Kimpton, Le Meridien, Renaissance
	Upper Upscale	—	—	—	—%	Grand Hyatt, JW Marriott
	Upper Upscale	93	580	214,788	21.1%	Hyatt, Hyatt Regency, Marriott, Sheraton, Westin
	Upper Upscale	27	96	17,518	1.7%	Autograph Collection, Design Hotels, Destination Hotels, The Unbound Collection
	Upscale	48	616	141,364	13.9%	Courtyard by Marriott, Crowne Plaza, Delta, Holiday Inn, Radisson, Sheraton, Wyndham
	Upscale	4	46	5,757	0.6%	Joie de Vivre, Tribute Portfolio
	Upper Upscale	5	258	59,795	5.9%	Hyatt Regency, Marriott, Sheraton, Westin
	Upscale	—	—	—	—%	AC Hotels, Aloft, Cambria, Hotel Indigo
	Upper Midscale	1	1	245	0.0%	CitizenM, Freehand, Generator, Hoxton, Moxy, tommie, Yotel
	Upscale	50	899	131,574	12.9%	Aloft, Courtyard by Marriott, Four Points, Holiday Inn, Hyatt Place
	Upper Midscale	31	2,661	282,646	27.7%	Comfort Suites, Courtyard by Marriott, Fairfield Inn, Holiday Inn Express, Springhill Suites
	Midscale	2	178	17,403	1.7%	Avid, Best Western, Comfort Inn & Suites, La Quinta, Quality Inn, Sleep Inn, Wingate by Wyndham
	Upscale	4	511	58,228	5.7%	Element, Hyatt House, Residence Inn, Staybridge Suites
	Upper Midscale	2	463	48,757	4.8%	Candlewood Suites, Comfort Suites, TownePlace Suites
	Timeshare(2)	6	56	9,030	0.9%	Bluegreen Vacations, Diamond Resorts, Disney Vacation Club, Holiday Inn Club Vacations, Marriott Vacations, Wyndham Destinations
____________
(1)The table above excludes 10 unbranded properties with 3,925 rooms, representing approximately 0.3 percent of total rooms, and also excludes lesser-known regional competitors.
(2)HGV has the exclusive right to use our Hilton Grand Vacations brand, subject to the terms of a license agreement with us.

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

LXR Hotels & Resorts: Found in some of the world's most alluring destinations, LXR Hotels & Resorts connect legendary properties into an exclusive network of hotels that are set apart by an unrivaled commitment to personalized service and elegant, yet locally immersive experiences for their guests.

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

Signia by Hilton: Signia by Hilton is our premier meetings-and-events brand positioned at the top of the upper upscale category. It provides guests with best-in-class experiences in top urban and resort destinations around the world. Signia by Hilton has been developed to attract highly sought-after larger convention group and transient business customers who are looking for a hotel focused on modern design, technology and premium culinary and wellness offerings that are associated with a prestigious global brand.

Hilton Hotels & Resorts: For more than 100 years, Hilton Hotels & Resorts, Hilton’s flagship brand and one of the most globally recognized hotel brands, has set the benchmark for hospitality around the world, providing new product innovations and services to meet guests' evolving needs. With hotels on six continents, Hilton Hotels & Resorts properties are located in the world’s most sought-after destinations for guests who know that where they stay matters. The brand primarily serves business and leisure upper upscale travelers and meeting groups. Hilton Hotels & Resorts are full service properties that offer advanced meeting and event spaces and services; trend-forward restaurants, lobby bars and grab-and-go options; mindful fitness/wellness facilities; and other services.

Curio Collection by Hilton: Curio Collection by Hilton is a global portfolio of one-of-a-kind hotels and resorts. These properties offer travelers authentic, curated experiences through distinctly local offerings and elevated amenities, while providing the many benefits of Hilton.

DoubleTree by Hilton: DoubleTree by Hilton is a fast-growing, global portfolio of upscale hotels. For more than 50 years, DoubleTree is the unpretentious brand that indulges you with a double dose of comfortable — through spaces and human moments that just make you feel good, including welcoming guests with its signature, warm DoubleTree cookie. Thanks to the dedication of its employees, DoubleTree by Hilton invites business and leisure travelers in key economic centers and tourist spots to experience the brand’s comfortable and contemporary accommodations and amenities, including unique food and beverage experiences, state-of-the-art fitness offerings and meetings and event spaces.

Tapestry Collection by Hilton: Tapestry Collection by Hilton is a portfolio of original hotels that offers guests unique style and vibrant personality and encourages guests to explore the local destination. Every property is united by the reliability that comes with the Hilton name.

Embassy Suites by Hilton: Embassy Suites by Hilton is the upper upscale all-suites hotel brand that delivers inclusive value. All guests are welcomed with spacious two-room suites with separate areas to work and play, plus free made-to-order breakfast daily and complimentary drinks and snacks every night.

Tempo by Hilton: Tempo by Hilton is a new, approachable lifestyle hotel brand dedicated to exceeding the expectations of an emerging, and discerning, class of traveler: the modern achiever. Pioneering a new hospitality category, Tempo by Hilton offers accommodations thoughtfully designed to help guests relax and recharge; inspiring public spaces, including an open lobby concept with dedicated spaces to relax, work and dine; and elevated, yet approachable, culinary options, including the brand’s signature coffee & tea fuel bar, a casual breakfast café and an inviting evening bar experience with small plates and cocktails. Additional amenities include state-of-the-art fitness facilities and programs and flexible meeting and working spaces. As of December 31, 2020, Tempo by Hilton had eight hotels in the pipeline.

Motto by Hilton: Motto by Hilton is a micro-hotel with an urban vibe in prime global locations. Motto caters to travelers looking for value and one-of-a-kind experiences by bringing together the best elements of a lifestyle hotel—efficient guest rooms, activated social spaces, centrally located destinations and locally inspired design and food & beverage. At its core, Motto delivers a flexible and innovative hospitality experience through elements like first-of-its-kind linking rooms for group travel and vibrant communal spaces for work and social use by guests and locals alike. As of December 31, 2020, Motto by Hilton had one open hotel and 14 hotels in the pipeline.

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

Hampton by Hilton: Hampton by Hilton is our largest brand, with both Hampton Inn and Hampton Inn & Suites hotels located on four continents. Recognized as the leading upper midscale brand in the lodging industry, Hampton has been ranked the #1 lodging brand to franchise by Entrepreneur for 12 consecutive years. Hampton by Hilton hotels around the world provide guests high-quality and thoughtfully designed accommodations, friendly and authentic service and value-added amenities—like complimentary hot breakfast with healthy options and free Wi-Fi—all backed by the 100% Hampton Guarantee.

Tru by Hilton: Tru by Hilton is a game-changing hotel brand where guests don't have to compromise between a consistent, fun and affordable hotel stay. Spirited, simplified and grounded in value, Tru by Hilton is designed for cross-generational appeal, with a large, reimagined public space where guests can work, play, lounge and eat. Efficiently designed modern guestrooms feature a rolling desk, oversized windows for natural light and bright, spacious bathrooms. Guests can enjoy complimentary amenities, including a build-your-own "Top It" hot breakfast with both healthy and indulgent items and more than 35 toppings, a multifunctional fitness center and fast Wi-Fi. Premium snacks, light meal options and single-serve wine and beer are available for purchase at the 24/7 Eat. & Sip. market. Tru by Hilton only launched in 2016 and, in addition to the properties that are already opened as December 31, 2020, had 277 hotels in the pipeline.

Homewood Suites by Hilton: Homewood Suites by Hilton is the upscale extended-stay hotel brand that delivers the comforts of home. Every room is a spacious suite featuring a fully equipped kitchen—suitable for stays of any length. A free, full hot breakfast is served daily, along with complimentary drinks and bites in the evenings.

Home2 Suites by Hilton: Home2 Suites by Hilton is a dynamic and savvy brand designed to make guests feel at home regardless of their length of stay, while enabling them to have a positive impact on the world. Our forward-thinking design strikes the perfect balance of being modern and playful, while at the same time remaining functional and comfortable. Our flexible spaces empower guests to maintain their lifestyle with just the right benefits of home and stylish nods to their spirit of adventure. We are committed to empowering our guests by supporting sustainable communities. By packaging amenities and services that enable wellness and environmental health, we create value where it matters for our guests, our communities and our planet.

Hilton Grand Vacations: Hilton Grand Vacations is a timeshare brand that provides members with the ownership of a deeded real estate interest, as well as club membership points that provide a lifetime of vacation advantages. Hilton Grand Vacations provides the comfort and convenience of residential-style resort accommodations in select, renowned vacation destinations. Each of the Hilton Grand Vacations properties provides a distinctive setting, while signature elements remain consistent, such as high-quality guest service, spacious units and extensive on-property amenities.

Our Guest Loyalty Program

Hilton Honors is our award-winning guest loyalty program that supports our portfolio of brands at our managed, franchised, owned and leased hotel and resort properties. The program generates significant repeat business by rewarding guests with points for each stay at our properties, which are then redeemable for free nights and other goods and services. Members can also use points earned to transact with nearly 70 partners, including airlines, rail and car rental companies, credit card providers, Amazon.com, Lyft and others. The program provides targeted marketing, promotions and customized guest experiences to more than 112 million members. Affiliation with our loyalty programs encourages members to allocate more of their travel spending to our hotels. The percentage of travel spending we capture from loyalty members increases as they move up the tiers of our program. The program is funded by contributions from eligible revenues generated by Hilton Honors members and collected by us from hotels and resorts in our system. These funds are applied to reimburse hotels and partners for Hilton Honors points redemptions by loyalty members and to pay for administrative expenses and marketing initiatives that support the program.

Our Business

As of December 31, 2020, our system included the following properties and rooms, by type, brand and region:

	Owned / Leased(1)		Managed		Franchised		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
Waldorf Astoria Hotels & Resorts
U.S.	—	—	12	4,866	2	1,047	14	5,913
Americas (excluding U.S.)	—	—	2	261	—	—	2	261
Europe	2	463	4	898	—	—	6	1,361
Middle East and Africa	—	—	5	1,224	—	—	5	1,224
Asia Pacific	—	—	6	1,259	—	—	6	1,259
LXR Hotels & Resorts
Americas (excluding U.S.)	—	—	—	—	1	76	1	76
Europe	—	—	2	383	—	—	2	383
Middle East and Africa	—	—	—	—	1	234	1	234
Conrad Hotels & Resorts
U.S.	—	—	6	2,211	1	223	7	2,434
Americas (excluding U.S.)	—	—	1	324	—	—	1	324
Europe	—	—	4	1,155	—	—	4	1,155
Middle East and Africa	1	614	3	1,569	—	—	4	2,183
Asia Pacific	1	164	21	6,138	1	659	23	6,961
Canopy by Hilton
U.S.	—	—	—	—	20	3,363	20	3,363
Americas (excluding U.S.)	—	—	1	174	—	—	1	174
Europe	—	—	—	—	2	263	2	263
Middle East and Africa	—	—	1	200	—	—	1	200
Asia Pacific	—	—	3	489	—	—	3	489
Hilton Hotels & Resorts
U.S.	—	—	62	46,081	177	54,300	239	100,381
Americas (excluding U.S.)	1	405	25	9,323	23	7,371	49	17,099
Europe	46	12,757	46	15,495	39	10,694	131	38,946
Middle East and Africa	5	1,998	40	13,082	2	1,415	47	16,495
Asia Pacific	5	2,999	103	36,691	6	2,177	114	41,867
Curio Collection by Hilton
U.S.	—	—	6	2,485	47	9,329	53	11,814
Americas (excluding U.S.)	—	—	2	99	10	1,177	12	1,276
Europe	—	—	5	520	15	1,846	20	2,366
Middle East and Africa	—	—	4	685	1	356	5	1,041
Asia Pacific	—	—	4	773	2	248	6	1,021
DoubleTree by Hilton
U.S.	—	—	32	10,877	339	77,814	371	88,691
Americas (excluding U.S.)	—	—	3	587	36	7,047	39	7,634
Europe	—	—	14	3,524	101	17,458	115	20,982
Middle East and Africa	—	—	14	3,854	5	567	19	4,421
Asia Pacific	—	—	68	18,303	4	1,333	72	19,636
Tapestry Collection by Hilton
U.S.	—	—	—	—	43	5,392	43	5,392
Americas (excluding U.S.)	—	—	—	—	2	190	2	190
Asia Pacific	—	—	—	—	1	175	1	175
Embassy Suites by Hilton
U.S.	—	—	41	10,923	209	46,869	250	57,792
Americas (excluding U.S.)	—	—	3	667	5	1,336	8	2,003
Motto by Hilton
U.S.	—	—	—	—	1	245	1	245
Hilton Garden Inn
U.S.	—	—	4	425	706	97,462	710	97,887
Americas (excluding U.S.)	—	—	12	1,723	46	7,042	58	8,765
Europe	—	—	20	3,763	55	9,124	75	12,887
Middle East and Africa	—	—	16	3,475	2	271	18	3,746
Asia Pacific	—	—	38	8,289	—	—	38	8,289
Hampton by Hilton
U.S.	—	—	27	3,396	2,255	222,231	2,282	225,627
Americas (excluding U.S.)	—	—	14	1,786	105	12,694	119	14,480
Europe	—	—	17	2,808	80	12,387	97	15,195
Middle East and Africa	—	—	3	723	—	—	3	723
Asia Pacific	—	—	—	—	160	26,621	160	26,621
Tru by Hilton
U.S.	—	—	—	—	177	17,313	177	17,313
Americas (excluding U.S.)	—	—	—	—	1	90	1	90
Homewood Suites by Hilton
U.S.	—	—	10	1,148	476	54,217	486	55,365
Americas (excluding U.S.)	—	—	3	406	22	2,457	25	2,863
Home2 Suites by Hilton
U.S.	—	—	3	313	453	47,691	456	48,004
Americas (excluding U.S.)	—	—	—	—	7	753	7	753
Other	—	—	5	2,530	5	1,395	10	3,925
Hotels	61	19,400	715	225,905	5,646	764,952	6,422	1,010,257
Hilton Grand Vacations	—	—	—	—	56	9,030	56	9,030
Total	61	19,400	715	225,905	5,702	773,982	6,478	1,019,287
________
(1)Includes hotels owned or leased by entities in which we own a noncontrolling financial interest.

Management and Franchise

We manage hotels and license our brands through our management and franchise segment. This segment generates its revenue primarily from fees charged to hotel owners under management and franchise contracts, as well as from fees associated with license agreements. We grow our management and franchise business by attracting owners to become a part of our system and participate in our commercial services to support their properties. These contracts require little or no capital investment to initiate on our part and provide significant return on investment for us as fees are earned.

Hotel Management

Our core management services consist of operating hotels under management contracts for the benefit of third parties who either own or lease the hotels and the associated personal property. Terms of our management contracts vary, but our fees generally consist of a base management fee, which is typically based on a percentage of the hotel’s monthly gross revenue, and, when applicable, an incentive management fee, which is typically based on a percentage of the hotel's operating profits and may be subject to a stated return threshold to the owner, normally over a one-calendar year period. In general, the owner pays all operating and other expenses and reimburses our out-of-pocket expenses. In turn, our managerial discretion typically is subject to approval by the owner in certain major areas, including the approval of annual operating and capital expenditure budgets and the appointment of certain key personnel. Additionally, the owners generally pay a monthly program fee based on the underlying hotel's sales or usage, as reimbursement for the costs related to our: (i) advertising and marketing programs; (ii) internet, technology and reservation systems; and (iii) quality assurance programs. Owners are also responsible for various other fees and charges, including payments for participation in our Hilton Honors guest loyalty program, training, consultation and procurement of certain goods and services. As of December 31, 2020, we managed 715 hotels with 225,905 rooms, excluding hotels included in our ownership segment.

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

Franchising

We license our brand names, trademarks and service marks and operating systems to hotel owners under franchise contracts. We do not own, manage or operate franchised properties and do not employ the individuals working at these locations. We conduct periodic inspections to ensure that brand standards that we establish are maintained. For newly franchised hotels, including both new construction and conversions of existing hotels outside of our system, we approve the location, as well as the plans for the facilities to ensure the hotels meet our brand standards. For existing franchised hotels, we provide franchisees with property improvement plans that must be completed to keep the hotels in compliance with our brand standards, so that they can remain in our hotel system. We also earn license fees from a license agreement with HGV and co-branded credit card arrangements for the use of certain Hilton marks and IP.

Each franchisee pays us an application, initiation or other fee in conjunction with the inception of a franchise contract. Franchisees also pay a royalty fee, generally based on a percentage of the hotel’s monthly gross room revenue and, in some cases, a percentage of gross food and beverage revenues and other revenues, as applicable. Additionally, the franchisees generally pay a monthly program fee based on the underlying hotel's sales or usage, which covers the costs of: (i) advertising and marketing programs; (ii) internet, technology and reservation systems; and (iii) quality assurance programs. Franchisees are also responsible for various other fees and charges, including payments for participation in our Hilton Honors guest loyalty program, training, consultation and procurement of certain goods and services. As of December 31, 2020, we franchised 5,702 hotels and resorts, including timeshare properties, with 773,982 rooms.

Our franchise contracts typically have initial terms of approximately 20 years for new hotels and approximately 10 to 20 years for hotels converting from hotels outside of our system. At the expiration of the initial term, we may have a contractual right or obligation to relicense the hotel to the franchisee for an additional term generally ranging from 10 to 15 years. We have the right to terminate a franchise contract upon specified events of default, including nonpayment of fees or noncompliance with brand standards. If a franchise contract is terminated by us because of a franchisee’s default, the franchisee is contractually required to pay us liquidated damages. We have no legal responsibility for the employees or the liabilities associated with operating franchised properties.

Ownership

As a hotel owner and lessee, we focus on maximizing cost efficiency and profitability of the portfolio by, among other things, maximizing hotel revenues, implementing new labor management practices and systems and reducing fixed costs. Through our disciplined approach to hotel and asset management, we develop and execute on strategic plans for each of our hotels to enhance their competitive position and, at many of our hotels, we invest in renovating guest rooms and public spaces and adding or enhancing meeting and retail space to improve profitability. As of December 31, 2020, our ownership segment consisted of 61 hotels with 19,400 rooms that we owned or leased or that are owned or leased by entities in which we own a noncontrolling financial interest.

Environmental, Social and Governance ("ESG")

The components of our ESG platform include corporate responsibility, human capital management and ethics and regulatory compliance.

Corporate Responsibility ("CR")

As one of the world’s largest hotel companies, we recognize Hilton has a responsibility to protect our communities and our planet so the destinations we serve can remain vibrant and resilient for generations of travelers to come. Despite the challenges presented by the COVID-19 pandemic, we remain committed to our efforts to drive responsible travel and tourism globally. We believe that as the world recovers from this crisis, the need for corporate responsibility leadership is greater than ever.

Hilton drives positive social and environmental change across our operations, our supply chain and our communities through our CR strategy, Travel with Purpose. In 2018, we established our 2030 Goals to double our investment in social impact and cut our environmental impact in half by 2030. Our 2030 Goals, which align with the global Sustainable Development Goals ("SDGs") adopted by the United Nations in 2015, are guided by our evaluation of the social and environmental issues that are critical to our business and our long-term success. We engage with stakeholders on an ongoing basis to continuously refine and enhance our strategy, and, in 2020, we initiated a full materiality assessment to review our ESG priorities to ensure alignment with the priorities of our internal and external stakeholders. The results of this assessment will inform our strategy for 2021 and beyond as we work towards our 2030 Goals and continue to contribute to achievement of the SDGs.

Hilton recognizes the material impact that our environmental and social efforts have on our business. Among these, we consider environmental sustainability and climate change to be a critical business risk, and we are committed to reducing our carbon emissions in line with climate science. We were the first hospitality brand to set science-based carbon reduction targets, which were verified by the Science Based Targets initiative, a partnership of several worldwide environmental organizations, in May 2018. We also evaluate our climate change risks and have begun to align our external ESG reporting in accordance with the recommendations of the Task Force on Climate-related Financial Disclosures ("TCFD"). We use LightStay, our proprietary and award-winning CR performance management platform, to measure our environmental and social impact, including, but not limited to, carbon emissions, energy, water, waste, volunteer hours, in-kind donations and local partnerships. Use of LightStay is a global brand standard required across Hilton’s entire system of hotels and corporate offices.

Launched in 2019, the Hilton Effect Foundation (the "Foundation") is our primary global philanthropic arm, supporting efforts that help us meet our 2030 Goals. The Foundation is a nonprofit established in the U.S. and is registered as a 501(c)(3) charitable organization. See "Social Impact" below for discussion of the Foundation's activities in 2020.

We recognize that achieving meaningful progress on our 2030 Goals and the SDGs requires deep collaboration across a wide range of partners and stakeholders. In 2020, we supported the re-launch of the Sustainable Hospitality Alliance, harnessing the collective action of the hotel industry to drive positive impact at scale. We also joined the Travel Foundation's Coalition for the Future of Tourism, and we joined more than 200 businesses and investors in calling on the European Union's ("E.U.") leaders to raise E.U. 2030 greenhouse gas emissions targets and endorse the ambition set out in the European Green Deal.

In 2020, Hilton was named the global industry leader on the Dow Jones Sustainability Indices ("DJSI") for the second consecutive year, demonstrating industry leadership across economic, social and environmental pillars. This marks the fourth consecutive year Hilton has been recognized for sustainability leadership through inclusion on the DJSI. Also, in 2020, Hilton was recognized by Newsweek as one of the Top 50 U.S. Businesses that "Stood Out During the Pandemic" for our efforts to support our communities’ recovery from the crisis.

Environmental Impact

We are committed to cutting our environmental footprint in half by 2030, through energy and carbon management, water stewardship, waste reduction and responsible sourcing. In 2020, we experienced a significant decrease in utility consumption across our global portfolio, primarily as a result of reduced occupancy and the complete and partial suspensions of hotel operations during the year. Hotel building systems cannot simply be turned off without risking damage to the asset, but we trained our hotel teams to adopt operational best practices, such as partial building shut downs, variable plant load operation and implementation of enhanced building controls, to further improve efficiencies and minimize utility costs during times of reduced occupancy and financial strain. We also maintained our portfolio-wide certification to ISO 9001 (Quality Management), ISO 14001 (Environmental Management) and ISO 50001 (Energy Management) standards, one of the largest ISO certified portfolios of buildings in the world.

In 2020, in alignment with our science-based targets, we took several steps to increase our sourcing of renewable energy at our hotels around the world. The majority of our managed hotels in the U.K., as well as our Watford and Glasgow corporate offices, began procuring 100 percent renewable electricity during the year ended December 31, 2020, and we also added a renewable energy option for our managed hotels in the U.S. Further, we continued our focus on our food waste reduction and food donation initiatives, with all of our managed hotels in the U.S. and Canada required to have food donation programs in place during 2020. We also operate the industry’s largest soap recycling program, with over 5,300 of our hotels working globally with soap recycling partners to donate new soap bars to those in need. We continued to work with our environmental partner, World Wildlife Fund, to evolve our environmental strategy and implement our programs globally.

We have achieved the following reductions in environmental impact since 2008:

Percent Reduction Achieved Since 2008(1)
Reduction in water consumption per square meter(2)	47%
Reduction in landfilled waste per square meter(2)	73
Reduction in carbon dioxide emissions per square meter(2)	56
Energy consumption per square meter(2)	47
____________
(1)Reflects data as of December 31, 2020 that has been certified by an independent third party. Improvement in these measures during the year ended December 31, 2020 is primarily attributable to the reduction in system-wide occupancy as a result of the COVID-19 pandemic, which included the complete or partial suspensions of hotel operations at approximately 380 of our managed, owned and leased hotels at some point during the period. The decrease in occupancy resulted in reduced consumption of energy, water and waste at hotels around the world.
(2)Reflects performance across Hilton's managed, owned and leased hotels, which totaled approximately 24.9 million square meters as of December 31, 2020.

The following table reflects the key sustainability metrics for our managed, owned and leased properties, as well as recommendations of the Sustainability Accounting Standards Board ("SASB") within their Hotel & Lodging and Restaurant Standards:

	Year Ended December 31,
Metric	2020(1)	2019	2018
Energy Management
Total energy consumed, in gigajoules per square meter(2)	0.72	1.03	1.06
Percent total energy from grid electricity	56.3%	53.8%	54.0%
Carbon Emissions
Total emissions (Scope 1 and 2), in metric tons CO2e per square meter(2)(3)	0.069	0.101	0.104
Water Management
Amount withdrawn, in cubic meters per square meter(2)	1.55	2.35	2.42
Amount consumed, in cubic meters per square meter(2)	0.388	0.586	0.605
Percent in regions with high or extremely high baseline water stress(4)	37%	32%	33%
Waste Management(5)
Amount generated, in metric tons per square meter(2)	0.0039	0.0080	0.0084
Percent diverted from landfills	33.9%	34.8%	33.4%
____________
(1)Reflects data as of December 31, 2020 that has been certified by an independent third party. Improvement in these measures during the year ended December 31, 2020 is primarily attributable to the reduction in system-wide occupancy as a result of the COVID-19 pandemic, which included the complete or partial suspensions of hotel operations at approximately 380 of our managed, owned and leased hotels at some point during the period. The decrease in occupancy resulted in reduced consumption of energy, water and waste at hotels around the world.
(2)Absolute consumption presented in the following table decreased during the year ended December 31, 2020 due to the impacts on occupancy as described above. Absolute consumption during the year ended December 31, 2020 included an estimated 9.0 percent increase in the total floor area of Hilton's managed, owned and leased properties, from 22.9 million square meters as of December 31, 2018 to 24.9 million square meters as of December 31, 2020.

	Year Ended December 31,
	2020(1)	2019	2018
Total energy consumed, in million gigajoules	17.8	24.6	24.2
Direct emissions (Scope 1), in million metric tons CO2e	0.33	0.48	0.53
Indirect emissions (Scope 2), in million metric tons CO2e(3)	1.39	1.93	1.85
Water withdrawn, in million cubic meters (m3)	38.7	56.1	55.4
Water consumed, in million cubic meters (m3)	9.7	14.0	13.8
Waste generated, in million metric tons	0.097	0.192	0.192

(3)Scope 2 market-based emissions as defined by The Greenhouse Gas Protocol: A Corporate Accounting and Reporting Standard (Revised Edition).
(4)As defined by the World Resources Institute ("WRI").
(5)Approximately 41 percent of total waste is estimated to be food waste, based on a sample of approximately 50 food waste reduction pilots worldwide. Hilton continues to refine its food waste reporting in alignment with the WRI's Food Loss and Waste Protocol.

Social Impact

With a presence in 119 countries and territories, we use our global scale as an engine of opportunity, focusing on positively impacting human rights, creating opportunities and building more inclusive communities as we work towards our goal to double our social impact investment by 2030. In addition to the direct impacts of our programs, we also use the Hilton Effect Foundation to drive investments in local community organizations, to strengthen our communities and protect the environment.

In addition to collaboration across our industry and within the business community, we are focused on achieving change by leveraging the scale of our value chain. In 2020, we supported 2,700 women-, minority-, veteran-, disabled- and LGBTQ+-owned businesses through our purchasing operations in the U.S. We are committed to doubling our sourcing from small, local and diverse-owned businesses globally, with a particular focus on helping these businesses recover from the economic impacts of the pandemic.

Globally, 2020 was a year dominated by disasters. Most notably, the COVID-19 pandemic immediately elevated the need to address urgent humanitarian crises across the globe, including in the communities where our hotels operate and our employees live. At the pandemic’s onset, Hilton and its hotel ownership community partnered with American Express to donate up to one million free room nights and World Central Kitchen to provide healthy, freshly prepared meals to frontline medical professionals staying in those rooms. Additionally, the Hilton Effect Foundation awarded six grants to organizations directly responding to community needs that resulted from the COVID-19 pandemic, including World Central Kitchen. As the pandemic spread globally, the Foundation tailored its annual Hilton Effect grants to specifically support charities driving inclusive recovery and community resiliency, especially for locations and populations that have been most severely impacted by the pandemic. Including its annual Hilton Effect grants, the Foundation has awarded more than $1 million to 29 community-based organizations directly involved in the COVID-19 pandemic recovery efforts to date.

The year ended December 31, 2020 was also plagued by a significant number of other natural and man-made disasters, including the Australian bushfires, California wildfires, one of the most active Atlantic hurricane seasons on record, Typhoon Ulysses and the Beirut Port Explosion. Hilton and the Foundation took a hands-on approach to supporting our hotel teams and surrounding communities through these disasters, including providing meals, hygiene kits and other support to those impacted by these events. Hilton recognizes the importance of supporting our employees directly impacted by disaster, which is why we fund a third-party operated Team Member Assistance Fund ("TMAF") to which employees, and employees of franchised hotels who are not employed by Hilton, can apply for financial aid when impacted by disaster and extreme hardship. The TMAF provided more than $500,000 in financial aid to individuals in 2020, approximately 95 percent of which was for individuals directly impacted by the COVID-19 pandemic.

Hilton also remains committed to combating human trafficking, and we require all hotel-based employees to complete an annual training on identifying signs of trafficking. We partner with expert organizations, including Vital Voices, It’s a Penalty and ECPAT, to help prevent and mitigate such risks, including at an industry level through the Sustainable Hospitality Alliance, World Travel and Tourism Council, American Hotel & Lodging Association and United Kingdom ("U.K.") Stop Slavery Hotel Industry Network.

Hilton continues to recognize the importance of training and developing the skills of young people for potential careers in the hospitality industry, particularly now, as they face one of the most challenging employment markets in recent years. During 2020, we continued our partnership with the International Youth Foundation, helping drive the creation of their Passport to Success Concierge model to strengthen the soft skills of even more youth around the globe. We also continued support for organizations such as Jobs for America’s Graduates and the Urban Alliance Foundation to provide youth with career opportunities throughout the pandemic. As members of the Tent Partnership for Refugees, we have impacted over 11,500 refugees since 2015 through volunteering, in-kind donations, purchasing, training and employment. We furthered this partnership in 2020 by pledging to directly mentor at least 50 LGBTQ refugees over the next three years.

In spite of this year's challenges, our employees around the world remained dedicated to creating a positive impact in their communities. This year, our employees continued to volunteer in their communities, including virtually, and in November 2020, we held our annual Hilton Effect Week of volunteering. During 2020, employees from 82 countries and territories volunteered over 180,000 hours in their local communities.

Human Capital Management

As of December 31, 2020, we employed approximately 141,000 people at our managed, owned and leased properties and at our corporate locations.

We strive to be the most hospitable company in the world, and we believe that an effective human capital management strategy is an essential component of that effort. Our strategy focuses on attracting, developing and retaining the best talent in the industry, and our executive committee reviews talent strategy and succession plans on a quarterly basis to assess current and future talent needs.

During 2020, in an effort to reduce current and future costs in response to the negative impact of the COVID-19 pandemic on our business, we made difficult decisions that impacted our employees, which included the following:

•temporarily furloughing nearly 60 percent of corporate employees;
•temporarily enacting salary reductions of 10 percent to 20 percent for corporate employees and 50 percent for executive committee members;
•eliminating our Chief Executive Officer's salary from April 2020 through year end; and
•implementing organizational changes, which included leadership realignment and a global corporate headcount reduction of approximately 30 percent.

We believe the reorganization better positions us to operate through the COVID-19 pandemic and focus on executing our strategy over the multi-year recovery.

Development and Training

Our focus on career development recognizes that each of our employees has unique talents, dreams and goals. Rather than a one-size-fits-all approach, we create custom-curated experiences so that employees can learn, develop, lead and thrive at Hilton by following a training and career path best suited to their goals and aspirations. Hilton University, our global learning system, gives employees access to a robust library of learning resources to help them succeed. We partner with best-in-class educational institutions and content providers across the globe to deliver high-quality, relevant content to our employees, including a wide array of business, technical skill and leadership development opportunities. We have invested in modernizing our approach to learning, positioning us to continue to deliver content virtually throughout the pandemic and across our growing global footprint. Our Hilton University platform provides flexible, accessible learning to help our employees learn and grow. Additionally, many of our hotels have learning hubs in the Heart of House, a program we launched in 2016 to invest in enhancements to our unseen operations in our hotels, so that employees have access to ongoing development throughout their day and throughout their career. Our employees typically complete an average of 40 hours of training per year.

Diversity and Inclusion

At Hilton, we are diverse by nature and inclusive by choice. We focus on a "for all" culture where diverse ideas and backgrounds are welcomed and celebrated. It is a way of working that has never been more important than it is today. We prioritize conversations and programs that drive inclusion across our organization and look for ways to enhance our approach and meet the unique set of needs across our employee base.

We are committed to an inclusive workforce that fully represents many different cultures, backgrounds and viewpoints. Our President and Chief Executive Officer chairs the Hilton Executive Inclusion Council, which comprises the Company's most senior leaders and provides oversight of our diversity and inclusion programs and initiatives. Additionally, each of our eight Team Member Resource Groups ("TMRG") is sponsored by an executive committee leader. These groups provide members with opportunities for career development and the chance to share their unique perspectives and viewpoints with leadership and other colleagues. We also leverage our TMRGs to provide insights for our business. With over 50 chapters across the world, our TMRGs utilize virtual programming so that even during the pandemic, we are continuing to stay connected and drive important conversations about inclusion and equity across the enterprise.

We require all employees to complete training as part of our Inclusive and Respectful Workplace curriculum, which is based on the underlying principles of our Code of Conduct. This annual requirement includes training on unconscious bias, diversity and inclusion, human trafficking and anti-harassment. Our Code of Conduct states that we do not tolerate any form of discrimination or harassment on the basis of any characteristic protected by applicable law.

Hilton has a long legacy of supporting the military dating back to our founder, Conrad Hilton, a proud World War I veteran. In 2013, we launched Operation: Opportunity, our commitment to hire 10,000 people from the military and their family members by 2018. We met that commitment two years early and continue to take a proactive approach to identifying, hiring and supporting military veterans and family members seeking employment.

Thrive@Hilton

In 2017, we introduced a new value proposition, Thrive@Hilton, to enable all employees to grow and flourish in both their professional and personal lives. To make that happen, we offer an entire ecosystem of programs throughout their career with Hilton to ensure they have the tools they need to excel in their positions. Their total well-being – mind, body and spirit – is central to our growth and continued success. At Hilton, we know that when we take care of our employees they thrive and, in turn, create meaningful experiences for our guests and each other.

In addition to base pay, pay increases and a variety of bonuses for eligible employees, we offer a range of innovative benefits and programs that ensure our employees thrive in every aspect of their lives. Such benefits and programs include Go Hilton Travel programs, which make discounted rooms available to hotel and corporate employees, as well as their friends and family, paid time off, parental leave, adoption assistance, subsidized health insurance and education assistance.

We also provide an array of benefits promoting emotional and mental well-being, including our Employee Assistance Program that offer free services, such as:

•confidential counseling;
•legal advice;

•child and eldercare resources;
•assistance managing credit card debt and income tax issues;
•resources for loans; and
•apartment hunting and relocation services.

Additionally, we provide mental health digital toolkits that offer advice on a range of topics such as dealing with social isolation and removing the stigma around mental health.

Compensation and Benefits

Hilton offers competitive pay and benefits to its employees, including a variety of compensation programs and comprehensive benefit programs. Hilton has hired consulting firms to independently evaluate the effectiveness of executive compensation and benefit programs and utilized their feedback to further our commitment to deliver competitive levels of compensation and benefits.

As of December 31, 2020, approximately 35 percent of our employees worldwide and approximately 45 percent of our employees in the U.S. were covered by various collective bargaining agreements generally addressing pay rates, working hours, other terms and conditions of employment, certain employee benefits and orderly settlement of labor disputes.

Awards and Recognition

We have consistently been recognized for our Hilton culture and, for 2020, our awards included: Great Place to Work Institute ("GPTW") #3 World’s Best Workplace, GPTW & Fortune #1 Best Place to Work in the U.S. (for the second consecutive year), GPTW & Fortune #1 Best Place to Work for Women in the U.S., #2 in the DiversityInc Top 50 Companies for Diversity and the Department of Defense Freedom Award, which is the highest U.S. government honor to employers for support of the National Guard and Reserve employees. Additionally, we received a 100 percent rating in the Corporate Equality Index from the Human Rights Campaign for our commitment to corporate policies, practices and benefits pertinent to lesbian, gay, bisexual, transgender and queer employees for the seventh consecutive year.

Ethics and Regulatory Compliance

Our ethics and compliance program is a core underpinning of our entire organization. Our Code of Conduct establishes a set of global business principles, with our compliance organization, training, risk management and monitoring activities tailored to address unique risks by geography, business line, function and level. Our Code of Conduct is supported by a robust set of compliance policies addressing risk areas such as corruption, trade sanctions, insider trading, confidential information, antitrust and escalation of concerns. Our legal and compliance training program provides the ability to convey a consistent set of compliance standards across the organization in formats designed to target different knowledge levels, learning styles and functional needs. Our annual training calendar includes mandatory training and supplemental training that is supported by company-wide awareness campaigns highlighting Hilton-specific risks and scenarios. We also use passive communication channels, including electronic bulletin board screens in the employee break room areas of our hotels and internal newsletters, including a publication that highlights real Hilton Compliance Hotline matters and their resolutions. Our legal compliance team administers a third-party risk management program so that we understand the qualifications, reputation and associations of third parties with whom we transact, particularly third parties who interface with government officials and third parties who act in Hilton’s name, such as owners of our hotels. The third-party risk management program includes due diligence, education materials for third parties, ongoing monitoring of relationships and appropriate contract audit and termination rights.

Competition

We encounter active and robust competition as a hotel and resort manager, franchisor, owner and lessee. Competition in the hospitality industry is based on several criteria, generally including: the attractiveness of the facility; location; level of service; quality of accommodations; amenities; food and beverage options and outlets; public and meeting spaces and other guest services; consistency of service; room rate; brand reputation; and the ability to earn and redeem loyalty program points through a global system. Our properties and brands compete with other hotels, resorts, motels, inns and other accommodation rental services in their respective geographic markets or customer segments, including facilities owned by local interests, individuals, national and international chains, institutions, investment and pension funds and real estate investment trusts ("REITs"). We believe that our position as a multi-branded manager, franchisor and owner of hotels with an associated system-wide guest loyalty and commercial platform helps us continue to maintain our position as one of the largest and most geographically diverse hospitality companies in the world.

Our principal competitors include other branded and independent hotel operating companies, national and international hotel brands and ownership companies. While local and independent brand competitors vary, on a global scale, our primary competitors are Accor S.A., Choice Hotels International, Hongkong and Shanghai Hotels, Hyatt Hotels Corporation, Intercontinental Hotel Group, Marriott International, Radisson Hotel Group and Wyndham Hotels & Resorts.

Seasonality

The hospitality industry is seasonal in nature. The periods during which our properties experience higher or lower levels of demand vary from property to property, depending principally upon their location, type of property and competitive mix within the specific location. Based on historical results, we generally expect our revenues to be lower in the first quarter of each year than in each of the three subsequent quarters. However, the timing and effects of the COVID-19 pandemic resulted in the first quarter of 2020 being the strongest quarter in the year, as the remainder of the year was more significantly impacted by the reduced occupancy due to travel restrictions, safety concerns and the complete and partial suspensions of hotel operations.

Cyclicality

The hospitality industry is cyclical, and demand generally follows, on a lagged basis, key macroeconomic indicators. There is a history of increases and decreases in the development and supply of and demand for hotel rooms, occupancy levels and room rates realized by hotel owners through economic cycles. The combination of changes in economic conditions and in the supply of hotel rooms can result in significant volatility in results for owners and managers of hotel properties. The costs of running a hotel, including personnel costs, rent, property taxes, insurance and utilities, tend to be more fixed than variable. As a result of such fixed costs, in a negative economic environment, the rate of decline in earnings can be higher than the rate of decline in revenues. We and our hotel owners experienced a downturn in the current industry cycle driven by the COVID-19 pandemic. We expect to enter into a recovery phase in our industry cycle as vaccines and treatments for COVID-19 become more widely available.

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

Because we use a variety of direct marketing techniques, including telemarketing, email and social media marketing and postal mailings, we are subject to various laws and regulations in the U.S. and internationally that govern marketing and advertising practices. Any further restrictions in laws and court or agency interpretations of such laws, such as the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, CAN-SPAM Act of 2003, and various U.S. state laws, new laws or international data protection laws, such as the E.U.'s General Data Protection Regulation ("GDPR"), that govern these activities could adversely affect current or planned marketing activities and cause us to change our marketing strategy.

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

In addition, our business operations in countries outside the U.S. are subject to a number of laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act ("FCPA"), as well as trade sanctions administered by the Office of Foreign Assets Control ("OFAC"). The FCPA is intended to prohibit bribery of foreign officials and requires us to keep books and records that accurately and fairly reflect our transactions. OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. Some of our operations may also be subject to additional laws and regulations of non-U.S. jurisdictions, including the U.K.'s Bribery Act 2010, which contains significant prohibitions on bribery and other corrupt business activities, and other local anti-corruption laws in the countries and territories in which we conduct operations. The E.U.'s GDPR, effective in 2018, has stringent requirements regarding the handling of personal data such as credit card numbers and other personally identifiable information that we collect for a variety of important business purposes, including managing our workforce, providing requested products and services and maintaining guest preferences to enhance customer service and for marketing and promotion purposes.

Environmental Regulations and Requirements

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

Insurance

U.S. hotels that we manage are permitted to participate in certain of our insurance programs by mutual agreement with our hotel owners. If not participating in our programs, hotel owners must purchase insurance programs consistent with our requirements. Generally, U.S. franchised hotels are not permitted to participate in our insurance programs, but rather must purchase insurance programs consistent with our requirements. Foreign managed and franchised hotels are required to participate in certain of our insurance programs. In addition, our management and franchise contracts typically include provisions requiring the owner of any hotel to indemnify us against losses arising from the design, development and operation of such hotel.

Most of our insurance policies are written with self-insured retentions or deductibles that are common in the insurance market for similar risks, and we believe such risks are prudent for us to assume. Our third-party insurance policies provide coverage for claim amounts that exceed our self-insurance retentions or deductible obligations. We maintain insurance coverage for general liability, property, business interruption, terrorism and other risks with respect to our business for all of our owned and leased hotels, and we maintain workers' compensation coverage for all of our employees. We also are self-insured for health coverage for some of our U.S. employees, including our corporate operations and managed properties. In general, our insurance provides coverage related to any claims or losses arising out of the design, development and operation of our hotels.

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

Risks Related to the COVID-19 Pandemic

The ongoing global COVID-19 pandemic has negatively affected and will continue to negatively affect our business, financial condition and results of operations.

The COVID-19 pandemic has significantly affected the global economy and strained the hospitality industry due to travel restrictions and stay-at-home directives that have resulted in cancellations and reduced travel around the world, as well as complete and partial suspensions of certain hotel operations for an indeterminate duration. Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines did not begin until late 2020, and a majority of the public will likely not have access to a vaccination until sometime in 2021. In addition, new strains of the virus appear to have increased transmissibility, which could complicate treatment and vaccination programs. As such, the COVID-19 pandemic has had a material negative impact on our results for the year ended December 31, 2020, and will continue to negatively affect future results. The current and uncertain future impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel and use our hotel properties for lodging, food and beverage and other services, is expected to continue to negatively affect our results, operations, outlook, plans, growth, cash flows and liquidity.

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

We cannot predict when any of our hotels that have completely or partially suspended operations will be able to fully reopen, the conditions upon which a full reopening may occur or the effects of any such conditions. We also cannot predict if any of our hotels that are currently operational will have to completely or partially suspend operations in the future. Moreover, even where travel advisories and restrictions have been lifted, travel demand has been and is likely to remain weak for a significant length of time and we cannot predict if or when our properties will return to pre-pandemic demand or pricing. Although we have implemented new hygiene and cleaning standards, we cannot fully predict their impact on people believing it is safe to travel. Adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of the COVID-19 pandemic, will also negatively affect travel demand.

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

We cannot predict the full impact that the COVID-19 pandemic will have on our partners, such as third-party owners of our properties, third-party service providers, travel agencies, suppliers and other vendors. In particular, if third-party owners of our hotels are unable to maintain their hotels and service indebtedness secured by their hotels, our results of operations and reputation could suffer. Third-party owners of our hotels have experienced financing difficulties and significant declines in revenues, thereby making it more likely that they could declare bankruptcy or face other difficulties with their lenders or other creditors. Bankruptcies, sales or foreclosures involving our hotels could, in some cases, result in the termination of our management or franchise contracts and eliminate our anticipated income and cash flows, including amounts currently due to us under existing agreements, which would negatively affect our results of operations. Hotel owners with financial difficulties have been and may continue to be unable or unwilling to pay us amounts that we are entitled to under our existing contracts on a timely basis or at all. Current and ongoing economic conditions also could affect our ability to enter into management and franchise contracts with potential third-party owners of our hotels, who may be unable to obtain financing or face other delays in developing hotel projects. As a result, some properties in our development pipeline may not enter our system when we anticipated, or at all, and new hotels may enter our pipeline at a slower rate than in the past, thereby negatively affecting our overall growth. Likewise, if we or our hotel owners or franchisees are unable to access capital to make physical improvements to our hotels, the quality of our hotels may suffer, which may negatively impact our reputation and guest loyalty, and our market share may suffer as a result.

We may be required to raise additional capital in the future, and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. Certain of our credit ratings have been downgraded or placed on credit watch, and if our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry or us, our access to capital and the cost of any debt financing would be negatively affected. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations. There is no guarantee that debt financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations. In addition, because of reduced travel demand, certain of our leased properties will not generate revenue sufficient to meet operating expenses, which may include rent due to the landlords of those properties. If or when we determine the value of our leased properties or the carrying value of other assets has significantly declined, we have recognized, and may in the future recognize, significant non-cash impairment charges to our results of operations. Further, to the extent the COVID-19 pandemic significantly impacts spending patterns of Hilton Honors co-branded credit cardholders or the acquisition of new cardholders, we will receive lower license fees under our co-branded credit card arrangements.

The COVID-19 pandemic has significantly increased economic and demand uncertainty and could cause a global recession, which would have a further adverse impact on our financial condition and operations. The significant increase in unemployment in the U.S. and other regions due to the adoption of social distancing and other policies to slow the spread of COVID-19 continues to have a sustained negative impact on travel demand. The extent of the effects of the COVID-19 pandemic on our business and the travel industry at large remains highly uncertain and will ultimately depend on future developments, including, but not limited to, the duration and severity of the outbreak, the timing and availability of vaccinations and other treatments to combat COVID-19 and the length of time it takes for demand and pricing to stabilize and normal economic and operating conditions to resume. Given the uncertainty as to the extent and timing of the potential future spread or mitigation of COVID-19 and the imposition or relaxation of protective measures, we are presently unable to estimate the full impact to our future results of operations, cash flows or financial condition.

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

The potential effects of the COVID-19 pandemic also could intensify or otherwise affect many of our other risk factors described below, including, but not limited to, risks inherent to the hospitality industry, macroeconomic factors beyond our control, competition for hotel guests and management and franchise contracts, risks related to doing business with third-party hotel owners, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the U.S. and risks related to our indebtedness. Because the COVID-19 situation is unprecedented and continuously evolving, the other potential impacts to our other risk factors below are uncertain.

Risks Related to Our Industry

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

•decreases in the frequency of business travel that may result from alternatives to in-person meetings, including virtual meetings hosted online or over private teleconferencing networks;

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

•changes in desirability of geographic regions of the hotels in our business, geographic concentration of our operations and customers and shortages of desirable locations for development; and

•changes in the supply and demand for hotel services, including rooms, food and beverage and other products and services.

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

•conditions that negatively shape public perception of travel or result in temporary closures or other disruption at our hotel properties, including travel-related accidents, outbreaks of pandemic or contagious diseases, such as COVID-19, Ebola, Zika, avian flu, severe acute respiratory syndrome ("SARS"), H1N1 (swine flu) and Middle East Respiratory Syndrome ("MERS");

•geo-political activity, political unrest, and governmental action and uncertainty resulting from U.S. and global political trends and policies, including potential barriers to travel, trade and immigration;

•war, political instability or civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•decreased corporate or government travel-related budgets and spending, as well as cancellations, deferrals or renegotiations of group business, such as industry conventions;

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

•natural, climate-related or man-made disasters and extreme weather conditions, including earthquakes, tsunamis, tornadoes, hurricanes, typhoons, floods, wildfires, volcanic eruptions, oil spills and nuclear incidents;

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

Contraction in the global economy or low levels of economic growth could adversely affect our revenues and profitability, as well as limit or slow our future growth.

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

The hospitality industry is seasonal in nature. The periods during which our properties experience higher revenues vary from property to property, depending principally upon their location, type of property and competitive mix within the specific location and may change with changes in overall availability of lodging and hospitality options within a local market. Based on historical results, we generally expect our revenues to be lower in the first quarter of each year than in each of the three subsequent quarters. However, the timing and effects of the COVID-19 pandemic resulted in the first quarter of 2020 being the strongest quarter in the year, as the remainder of the year was more significantly impacted by reduced occupancy due to travel restrictions, safety concerns and the complete and partial suspensions of hotel operations. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. We and our hotel owners experienced a downturn in the current industry cycle driven by the COVID-19 pandemic. We expect to enter into a recovery phase in our industry cycle as vaccines and treatments become more widely available. The seasonality and cyclicality of our industry may contribute to fluctuations in our results of operations and financial condition.

Risks Related to Operating Our Business

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
Competition for hotel guests

We face competition for individual guests, group reservations and conference business. We compete for these customers based primarily on brand name recognition and reputation, as well as location, rates for hotel rooms, food and beverage and other services, property size and availability of rooms and conference and meeting space, accommodations and technology, quality of the accommodations, customer satisfaction, amenities and the ability to earn and redeem loyalty program points. Our competitors may have greater commercial, financial and marketing resources and more efficient technology platforms, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could affect our ability to compete for guests effectively, or they could offer a type of lodging product that customers find attractive but that we do not offer.

Competition for management and franchise contracts

We compete to enter into management and franchise contracts. Our ability to compete effectively is based primarily on the value and quality of our management services, brand name recognition and reputation, our access to and willingness to invest capital, availability of suitable properties in certain geographic areas, the overall economic terms of our contracts and the economic advantages to the property owner of retaining our management services and/or using our brands. If the properties that we manage or franchise perform less successfully than those of our competitors, if we are unable to offer terms as favorable as those offered by our competitors or if the availability of suitable properties is limited, we may not be able to compete effectively for new management or franchise contracts could be reduced.

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

Changes in ownership or management practices, perceptions of our environmental, social or governance practices, perception of guest or employee health or safety, the occurrence of accidents or injuries, cyber-attacks, security breaches, natural disasters, crime, failure of suppliers, franchisees or business partners to comply with relevant requirements (including environmental, human rights and labor requirements), individual guest, owner or employee notoriety or similar events at our hotels and resorts can harm our reputation, create adverse publicity and cause a loss of consumer confidence in our business. Because of the global nature of our brands and the broad expanse of our business and hotel locations, events occurring in one location could negatively affect the reputation and operations of otherwise successful individual locations. In addition, the expansion of social media has compounded the potential scope of negative publicity by increasing the speed and expanse of information dissemination. Many social media platforms publish content immediately and without filtering or verifying the accuracy of that content. A negative incident at one hotel could have far-reaching effects, including lost sales, customer boycotts, loss of development opportunities and employee difficulties. Such an incident also could subject us to legal actions, including litigation, governmental investigations or penalties, along with the resulting additional adverse publicity. A perceived decline in the quality of our brands or damage to our reputation could adversely affect our business, financial condition and results of operations.

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

Our business depends on our ability to: (i) establish and maintain long-term, positive relationships with third-party property owners and (ii) enter into new, and renew, management and franchise contracts. Although our management and franchise contracts are typically long-term arrangements, hotel owners may be able to terminate the contracts under certain circumstances, including the failure to meet specified financial or performance criteria. Our ability to meet these financial and performance criteria is subject to, among other things, risks common to the overall hospitality industry, including factors outside of our control. In addition, negative management and franchise pricing trends could adversely affect our ability to negotiate with hotel owners. If we fail to maintain and renew existing management and franchise contracts or enter into new contracts on favorable terms, we may be unable to expand our presence and our business, and our financial condition and results of operations may suffer.

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

If our third-party property owners are unable to repay or refinance loans secured by properties, or to obtain financing adequate to fund current operations or growth plans, our revenues, profits and capital resources could be reduced and our business could be harmed.

Many of our third-party property owners pledged their properties as collateral for loans entered into at the time of development, purchase or refinancing. If our third-party property owners are unable to repay or refinance maturing indebtedness on favorable terms or at all, their lenders could declare a default, accelerate the related debt and repossess the property. While we maintain certain contractual protections, repossession could result in the termination of our management or franchise contract or eliminate revenues and cash flows from the property. In addition, the owners of managed and franchised hotels depend on financing to develop or buy and improve hotels and in some cases, fund operations during down cycles. Our hotel owners’ inability to obtain adequate funding could materially adversely affect the maintenance and improvement plans of existing hotels, result in the delay or stoppage of the development of our existing development pipeline and limit additional development to further expand our hotel portfolio.

If our third-party property owners fail to make investments necessary to maintain or improve their properties, guest preference for Hilton brands, Hilton's reputation and performance results could suffer.

Substantially all of our management and franchise contracts, as well as our license agreement with HGV, require third-party property owners to comply with quality and reputation standards of our brands, which include requirements related to the physical condition, use of technology, safety standards and appearance of the properties, as well as the service levels provided by hotel employees. These standards may evolve with customer preference, or we may introduce new requirements over time. If our property owners fail to make investments necessary to maintain or improve the properties in accordance with our standards, or based on customer demand more broadly, guest preference for our brands could diminish. In addition, if third-party property owners fail to observe standards or meet their contractual requirements, we may elect to exercise our termination rights, which would eliminate revenues from these properties and cause us to incur expenses related to terminating these contracts. We may be unable to find suitable or offsetting replacements for any terminated relationships.

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

As of December 31, 2020, we had nearly 2,570 hotels in our development pipeline, which we define as hotels under construction or approved for development under one of our brands. The commitments of owners and developers with whom we have contracts are subject to numerous conditions, and the eventual development and construction of our development pipeline, in particular for hotels not currently under construction, is subject to numerous risks, including, in certain cases, the owner's or developer's ability to obtain adequate financing and governmental or regulatory approvals. As a result, not every hotel in our development pipeline may develop into a new hotel that enters our system.

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

The negative effect on profitability and cash flow from declines in revenues is more pronounced in owned and leased properties because we, as the owner or lessee, bear the risk of the fixed-cost structure required to own and operate a hotel. Further, during times of economic distress, declining demand and declining earnings often result in declining asset values, and we may not be able to sell properties or exit leasing arrangements on favorable terms or at all. Accordingly, we may not be able to adjust our owned and leased property portfolio promptly in response to changes in economic or other conditions.

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

If our owned and leased properties are not updated to meet guest preferences, if properties under development or renovation are delayed in opening as scheduled or if renovation investments adversely affect or fail to improve performance, our operations and financial results could be negatively affected.

Our properties may not be permitted to be rebuilt if destroyed.

Certain of our properties may qualify as legally-permissible nonconforming uses and improvements. If a substantial portion of any such property were to be destroyed by fire or other casualty, including climate-related events, we might not be permitted to rebuild that property as it now exists or at all, regardless of the availability of insurance proceeds. Any loss of this nature, whether insured or not, could materially adversely affect our results of operations and prospects.

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

We depend heavily upon our information technology systems in the conduct of our business. We develop, own and license or otherwise contract for sophisticated technology systems and services for property management, procurement, finance, human resources, reservations, distribution and the operation of the Hilton Honors guest loyalty program. Such systems are subject to, among other things, damage or interruption from power outages, computer and telecommunications failures, computer viruses, third-party criminal activity including "ransomware" or other malware and natural and man-made disasters. Although we have a cold disaster recovery site in a separate location and cloud backup processes to back up our core reservation, distribution and financial systems, our data center operations are currently located in a single facility or with a single cloud-based provider. Although we continue to renovate and migrate portions of our operations to cloud-based providers while simultaneously building and operating new applications and services with those cloud-based providers, any loss or damage to our primary physical or cloud-based facilities could result in operational disruption and data loss as we transfer production operations to our disaster recovery site or cloud providers. Damage or interruption to our information systems may require a significant investment to update, remediate or replace with alternate systems, and we may suffer interruptions in our operations as a result. In addition, costs and potential problems or interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our systems, including those that may result from our failure to adequately develop, implement and maintain a robust disaster recovery plan and backup systems could severely affect our ability to conduct normal business operations and, as a result, have a material adverse effect on our business operations and financial performance.

We rely on third parties for the performance of a significant portion of our information technology functions worldwide. In particular, our loyalty platform and reservation and distribution system rely on data communications networks and systems operated by unaffiliated third parties and cloud providers. The success of our business depends in part on maintaining our relationships with these third parties and their continuing ability to perform these functions and services in a timely and satisfactory manner. If we experience a loss or disruption in the provision of any of these functions or services, or they are not performed in a satisfactory manner, we may have difficulty in finding alternate providers on terms favorable to us, in a timely manner or at all, and our business could be adversely affected.

We rely on certain software vendors to maintain and periodically upgrade many of these systems and applications so that they can continue to support our business. The software programs supporting many of our systems were licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner.

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

We are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such information. Many jurisdictions, including the E.U., California and Nevada, have passed laws that require companies to meet specific requirements regarding the handling of personal data. We collect internal and customer data, including credit card numbers and other personally identifiable information for a variety of important business purposes, including managing our workforce, providing requested products and services and maintaining guest preferences to enhance customer service and for marketing and promotion purposes. We could be exposed to fines, penalties, restrictions, litigation, reputational harm or other expenses, or other adverse effects on our business, due to failure to protect our guests' personal data and other sensitive information or failure to maintain compliance with the various U.S. and foreign data collection and privacy laws or with credit card industry standards or other applicable data security standards.

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

The hospitality industry demands the use of sophisticated technology and systems for property management, brand assurance and compliance, procurement, reservation systems, operation of our guest loyalty programs, distribution of hotel resources to current and future customers and guest amenities. These technologies may require refinements and upgrades, and third parties may cease support of systems that are currently in use. The development and maintenance of these technologies may require significant investment by us. As various systems and technologies become outdated or new technology is required, we may not be able to replace or introduce them as quickly as needed or in a cost-effective and timely manner. In some cases, hotel owners may refuse to upgrade systems or deploy new technology to replace aging or end-of-life software and/or hardware. As a result, we may not achieve the benefits we may have been anticipating from any new technology or system.

Because third parties provide us with a number of operational and technical services, third-party security incidents could expose us to liability, harm our reputation, damage our competitiveness and adversely affect our financial performance.

Third parties provide us with certain operational and technical services. These third parties may have access to our systems, provide hosting services, or otherwise process data about us or our guests, employees or partners. Any third-party security incident could compromise the integrity or availability of or result in the theft of, confidential or otherwise sensitive data, which could negatively impact our operations. Unauthorized access to data and other confidential or proprietary information may be obtained through break-ins, network breaches by unauthorized parties, employee theft or misuse, or other misconduct. We rely on the internal processes and controls of third-party software and application vendors to maintain the security of all software code provided to or used by Hilton. Should those vendors fail to follow security best practices to secure their products then we are at risk of unintentionally injecting malware into our systems via compromised software code they provide. The occurrence of any of the foregoing could negatively affect our reputation, our competitive position and our financial performance, and we could face lawsuits and potential liability.

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

We rely on a variety of direct marketing techniques, including telemarketing, email and social media marketing and postal mailings, and we are subject to various laws and regulations in the U.S. and internationally that govern marketing and advertising practices. Any further restrictions in laws and court or agency interpretations of such laws, such as the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, CAN-SPAM Act of 2003, and various U.S. state laws, new laws or international data protection laws, such as the E.U. GDPR, that govern these activities could adversely affect current or planned marketing activities and cause us to change our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could affect our ability to maintain relationships with our customers and acquire new customers. We also obtain access to names of potential customers from travel service providers or other companies, and we market to some individuals on these lists directly or through other companies’ marketing materials. If access to these lists were prohibited or otherwise restricted, our ability to develop new customers and introduce them to products could be impaired.

The growth of internet reservation channels could adversely affect our business and profitability.

A significant percentage of hotel rooms for individual guests are booked through internet travel intermediaries, to whom we commit to pay various commissions and transaction fees for sales of our rooms through their systems. Search engines and peer-to-peer inventory sources also provide online travel services that compete with our business. If these bookings increase, these hospitality intermediaries may be able to obtain higher commissions or other significant concessions from us or our franchisees. These hospitality intermediaries also may reduce bookings at our hotel properties by de-ranking our hotels in search results on their platforms, and other online providers may divert business away from our hotels. Although our contracts with many hospitality intermediaries limit transaction fees for hotels, there can be no assurance that we will be able to renegotiate these contracts upon their expiration with terms as favorable as the provisions that existed before the expiration, replacement or renegotiation. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. As a result, consumers may develop brand loyalties to the intermediaries’ brands, websites and reservations systems rather than to the Hilton brands and systems. If this happens, our business and profitability may be significantly affected over time as shifting customer loyalties divert bookings away from our websites, which increases costs to hotels in our system. Internet travel intermediaries also have been subject to regulatory scrutiny, particularly in Europe. The outcome of this regulatory activity may affect our ability to compete for direct bookings through our own internet channels.

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

We manage the Hilton Honors guest loyalty program for all of the brands that we operate. Program members accumulate points primarily based on eligible stays and hotel charges and redeem the points for a range of benefits including free rooms and other items of value. The program is an important aspect of our business and of the affiliation value for hotel owners under management and franchise contracts. System hotels, including, without limitation, third-party hotels under management and franchise contracts, contribute a percentage of the loyalty member's charges to the program for each stay of a program member. In addition to the accumulation of points for future hotel stays at our brands, Hilton Honors arranges with third parties, such as airlines, other transportation services, online vendors, retailers and credit card companies, to sell Hilton Honors points for the use of their customers and/or to allow Hilton Honors members to use or exchange points for products or services. Currently, the program benefits are not taxed as income to members. If the program awards and benefits are materially altered, curtailed or taxed such that a material number of Hilton Honors members choose to no longer participate in the program, this could adversely affect our business.

Because we derive a portion of our revenues from operations outside the U.S. the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.

We currently manage, franchise, own or lease hotels and resorts in 119 countries and territories around the world. Our rooms outside the U.S. represented approximately 28 percent, 28 percent and 27 percent of our system-wide rooms for the years ended December 31, 2020, 2019 and 2018, respectively. We expect that our international operations will continue to account for a material portion of our results. As a result, we are subject to the risks of doing business outside the U.S., including:

•rapid changes in governmental, economic or political policy, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation;

•increases in anti-American sentiment and the identification of our licensed brands as an American brand;

•recessionary trends or economic instability in international markets;

•changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which we operate;

•the effect of disruptions, including the temporary closure of hotel properties, caused by severe weather or climate-related events, natural disasters, outbreak of disease, such as COVID-19, or other events that make travel to a particular region less attractive or more difficult;

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

•political, economic and other uncertainty resulting from the U.K.'s exit from the E.U. (commonly known as "Brexit"), the terms of which remain uncertain and could adversely affect our business;

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

Our business operations in countries outside the U.S. are subject to a number of laws and regulations, including restrictions imposed by the FCPA, as well as trade sanctions administered by OFAC. Although we have policies in place designed to comply with applicable sanctions, rules and regulations, it is possible that hotels we manage or own in the countries and territories in which we operate may provide services to or receive funds from persons subject to sanctions. Where we have identified potential violations in the past, we have taken appropriate remedial action including filing voluntary disclosures to OFAC. In addition, some of our operations may be subject to the laws and regulations of non-U.S. jurisdictions, including the U.K.’s Bribery Act 2010, which contains significant prohibitions on bribery and other corrupt business activities, and other local anti-corruption laws in the countries and territories in which we conduct operations.

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

In addition, we are subject to a number of modern slavery, human trafficking and forced labor reporting, training and due diligence laws in various jurisdictions and expect additional statutory regimes to combat these crimes to be enacted in the future. The impact of laws, such as the U.K's Modern Slavery Act 2015, Australia's Modern Slavery Bill 2018, and similar legislation on hotel operations, as well as supply chain, could increase costs of operations and reduce profits.

The loss of senior executives could significantly harm our business.

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

A significant number of our employees (approximately 35 percent) and employees of our hotel owners are covered by collective bargaining agreements and similar agreements. If relationships with our employees or employees of our hotel owners or the unions that represent them become adverse, the properties we manage, franchise, own or lease could experience labor disruptions such as strikes, lockouts, boycotts and public demonstrations. A number of our collective bargaining agreements, representing approximately 20 percent of our organized employees, have expired and are in the process of being renegotiated, and we may be required to negotiate additional collective bargaining agreements in the future if more employees become unionized. Labor disputes, which may be more likely when collective bargaining agreements are being negotiated, could harm our relationship with our employees or employees of our hotel owners, result in increased regulatory inquiries and enforcement by governmental authorities and deter guests. Further, adverse publicity related to a labor dispute could harm our reputation and reduce customer demand for our services. Labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs and limitations on our ability or the ability of our third-party property owners to take cost saving measures during economic downturns. We do not have the ability to influence the negotiations of collective bargaining agreements covering unionized labor employed by third-party property owners. Increased unionization of our workforce, new labor legislation or changes in regulations could disrupt our operations and our ability to promote services expected by customers, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies.

Labor shortages could restrict our ability to operate our properties or grow our business or result in increased labor costs that could adversely affect our results of operations.

Our success depends in large part on our ability to attract, retain, train, manage and engage employees. We employ or manage approximately 141,000 individuals at our managed, owned and leased hotels and corporate offices around the world. If we are unable to attract, retain, train, manage and engage skilled individuals, our ability to staff and manage the hotels that we manage, own and lease could be impaired, which could reduce customer satisfaction. In addition, the inability of our franchisees to attract, retain, train, manage and engage skilled employees for the franchised hotels could adversely affect the reputation of our brands. Staffing shortages in various parts of the world also could hinder our ability to grow and expand our businesses. Because payroll costs are a major component of the operating expenses at our hotels and our franchised hotels, a shortage of skilled labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations and the results of hotels that we manage on behalf of third-party owners. Additionally, an increase in minimum wage rates could increase costs and reduce profits for us and our franchisees.

Any failure to protect our trademarks and other IP could reduce the value of the Hilton brands and harm our business.

The recognition and reputation of our brands are important to our success. We have a significant number of trademark registrations in jurisdictions around the world for use in connection with our services, plus at any given time, a number of pending applications for trademarks and other IP. However, those trademark or other IP registrations may not be granted or the steps we take to use, control or protect our trademarks or other IP in the U.S. and other jurisdictions may not always be adequate to prevent third parties from copying or using the trademarks or other IP without authorization. We may also fail to obtain and maintain trademark protection for all of our brands in all jurisdictions. For example, in certain jurisdictions, third parties have registered or otherwise have the right to use certain trademarks that are the same as or similar to our trademarks, which could prevent us from registering trademarks and opening hotels in that jurisdiction. Third parties may also challenge our rights to certain trademarks or oppose our trademark applications. Defending against any such proceedings may be costly, and if unsuccessful, could result in the loss of important IP rights. Obtaining and maintaining trademark protection for multiple brands in multiple jurisdictions is also expensive, and we may therefore elect not to apply for or to maintain certain trademarks.

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

We operate in certain areas where the risk of natural or climate-related disaster or other catastrophic losses exists, and the occasional incidence of such an event could cause substantial damage to us, our owners or the surrounding area. We carry, and/or we require our owners to carry, insurance from solvent insurance carriers that we believe is adequate for foreseeable first-party and third-party losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control, such as the natural and man-made disasters and infectious diseases that occurred in 2020, could limit the scope of the insurance coverage that we and our owners can obtain or may otherwise restrict our or our owners' ability to buy insurance coverage at reasonable rates. We anticipate increased costs of property and excess liability insurance across the portfolio in 2021 due to the significant losses that insurers suffered globally in 2020 and prior periods. In the event of a substantial loss, the insurance coverage that we and/or our owners carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property. Additionally, certain types of losses may be uninsurable or prohibitively expensive to insure. In addition, there are other risks that may fall outside the general coverage terms and limits of our policies.

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

Changes in U.S. federal, state and local or foreign tax law, interpretations of existing tax law or adverse determinations by tax authorities, could increase our tax burden or otherwise adversely affect our financial condition or results of operations.

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

We are subject to ongoing and periodic tax audits and disputes in U.S. federal and various state, local and foreign jurisdictions. In particular, our consolidated U.S. federal income tax returns for the fiscal years ended December 31, 2005 through December 31, 2018 are under audit by the Internal Revenue Service ("IRS"), and the IRS has proposed adjustments to increase our taxable income based on several assertions involving intercompany loans and our Hilton Honors guest loyalty program. In total, the proposed adjustments sought by the IRS would result in U.S. federal tax owed of approximately $817 million, excluding interest and penalties and potential state income taxes. We disagree with the IRS’s position on each of the assertions and intend to vigorously contest them. See Note 13: "Income Taxes" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely affecting our financial condition or results of operations.

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

Our total assets include goodwill, intangible assets with indefinite useful lives, other intangible assets with finite useful lives, as well as long-lived assets, principally property and equipment and operating lease right-of-use ("ROU") assets related to leased hotels. We evaluate our goodwill and intangible assets with indefinite lives for impairment on an annual basis or at other times during the year if indicators of impairment exist. We evaluate our intangible assets with finite useful lives and long-lived assets for impairment when circumstances indicate that the carrying amount may not be recoverable. Our evaluation of impairment requires us to make certain estimates and assumptions including projections of future results. After performing our evaluation for impairment, including an analysis to determine the recoverability of long-lived assets, we will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its estimated fair value. If the estimates or assumptions used in our evaluation of impairment change, we may be required to record additional impairment losses on certain of these assets. If these impairment losses are significant, our results of operations would be adversely affected.

Legal and Regulatory Risks

Governmental regulation may adversely affect the operation of our properties.

In many jurisdictions, the hospitality industry is subject to extensive foreign or U.S. federal, state and local governmental regulations, including those relating to the service of alcoholic beverages, the preparation and sale of food and those relating to building and zoning requirements. These requirements are complex and subject to frequent change, often in connection with changes in the U.S. presidential administration. We are also subject to licensing and regulation by foreign or U.S. state and local departments relating to health, sanitation, fire and safety standards, and to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions status and citizenship requirements. We or our third-party owners may be required to expend funds to meet foreign or U.S. federal, state and local regulations in connection with the construction, continued operation or remodeling of certain of our properties. The failure to meet the requirements of applicable regulations and licensing requirements, or publicity resulting from actual or alleged failures, could have an adverse effect on our results of operations.

Foreign or U.S. environmental laws and regulations may cause us to incur substantial costs or subject us to potential liabilities.

We are subject to certain compliance costs and potential liabilities under various foreign and U.S. federal, state and local environmental, health and safety laws and regulations. These laws and regulations govern actions including air emissions, the use, storage and disposal of hazardous and toxic substances and wastewater disposal. Our failure to comply with such laws, including obtaining and maintaining any required permits or licenses, could result in substantial fines or possible revocation of our authority to conduct some of our operations. We could also be liable under such laws for the costs of investigation, removal or remediation of hazardous or toxic substances at our currently or formerly owned, leased or operated real property (including managed and franchised properties) or at third-party locations in connection with our waste disposal operations, regardless of whether or not we knew of, or caused, the presence or release of such substances. From time to time, we may be required to remediate such substances or remove, abate or manage asbestos, mold, radon gas, lead or other hazardous conditions at our properties. The presence or release of such toxic or hazardous substances could result in third-party claims for personal injury, property or natural resource damages, business interruption or other losses. Such claims and the need to investigate, remediate or otherwise address hazardous, toxic or unsafe conditions could adversely affect our operations, the value of any affected real property, or our ability to sell, lease or assign our rights in any such property, or could otherwise harm our business or reputation. Environmental, health and safety requirements have also become increasingly stringent, and our costs to comply with such requirements may increase as a result. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and operating restrictions on us.

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

Legal or governmental proceedings brought by or on behalf of franchisees, third-party owners of managed properties and landlords at leased properties, employees or customers may adversely affect our financial results. In recent years, we and other hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal laws and regulations regarding workplace and employment matters, consumer protection claims and other commercial matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been and may be instituted against us from time to time, and we may incur substantial damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business. At any given time, we may be engaged in lawsuits or disputes involving third-party owners of our hotels. Similarly, we may from time to time institute legal proceedings on behalf of ourselves or others, the ultimate outcome of which could cause us to incur substantial damages and expenses, which could have a material adverse effect on our business.

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

In connection with the spin-offs, we, Park and HGV entered into a distribution agreement and various other agreements, including a tax matters agreement, and, as to Park, management agreements, and, as to HGV, a license agreement. We are relying on Park and HGV to satisfy their performance and payment obligations under these agreements. In addition, it is possible that a court would disregard the allocation agreed to between us, Park and HGV and require that we assume responsibility for certain obligations allocated to Park and to HGV, particularly if Park or HGV were to refuse or were unable to pay or perform such obligations. The impact of any of these factors is difficult to predict, but one or more of them could cause reputational harm and could have an adverse effect on our financial position, results of operations and/or cash flows.

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

We have a significant amount of indebtedness. As of December 31, 2020, our total indebtedness, excluding unamortized deferred financing costs and discount, was approximately $10.6 billion, and our contractual debt maturities of our long-term debt for the years ending December 31, 2021, 2022 and 2023 were $56 million, $29 million and $23 million, respectively. Our substantial debt and other contractual obligations could have important consequences, including:

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

•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, satisfaction of existing debt service requirements, acquisitions and general corporate or other purposes; and

•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who may be better positioned to take advantage of opportunities that our leverage prevents us from exploiting.

In addition, certain of our variable rate indebtedness uses London Interbank Offer Rate ("LIBOR") as a benchmark for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives. LIBOR has been the subject of recent national, international and other regulatory guidance and proposals for reform, and it is currently expected that LIBOR will be discontinued after June 2023. While all of our material financing arrangements indexed to LIBOR provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, there can be no assurances as to whether such alternative base rate will be more or less favorable than LIBOR. We intend to monitor developments with respect to the phasing out of LIBOR and will work to minimize the impact of any LIBOR transition. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

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

•pay dividends, including our subsidiaries paying dividends to us, and make other distributions on, or redeem or repurchase, capital stock;

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

Risks Related to Ownership of Our Common Stock

Because we suspended our quarterly cash dividend to holders of our common stock during 2020, you may not receive any return on your investment unless you sell your common stock for a price greater than that which you paid for it.

As a result of the COVID-19 pandemic, we suspended payment of our quarterly cash dividend to holders of our common stock in 2020 and have not yet reinstated it. Our dividend policy may change at any time without notice to our stockholders. The declaration and payment of any future dividends is at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, limitations imposed by our indebtedness, legal requirements and other factors that our board of directors deems relevant. As a result, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than that which you paid for it.

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

None.

Item 2.        Properties

Hotel Properties

Owned or Controlled Hotels

As of December 31, 2020, we owned 100 percent or a controlling financial interest in the following two properties, representing 416 rooms.

Property	Location	Rooms
Hilton Hotels & Resorts
Hilton Nairobi(1)	Nairobi, Kenya	287
Hilton Belfast Templepatrick Golf & Country Club	Templepatrick, United Kingdom	129
____________
(1)We own a controlling financial interest, but less than a 100 percent interest, in the entity that owns the property.

Joint Venture Hotels

As of December 31, 2020, we had a minority or noncontrolling financial interest in the entities that own or lease the following five properties, representing 2,244 rooms. We have a right of first refusal to purchase additional equity interests in certain of these joint ventures. We manage each of the hotels for the entity owning or leasing the hotel.

Property	Location	Ownership	Rooms
Conrad Hotels & Resorts
Conrad Cairo	Cairo, Egypt	10%	614
Hilton Hotels & Resorts
Hilton Tokyo Bay	Urayasu-shi, Japan	24%	828
Hilton Nagoya	Nagoya, Japan	24%	460
Hilton Mauritius Resort & Spa	Flic-en-Flac, Mauritius	20%	193
Hilton Imperial Dubrovnik	Dubrovnik, Croatia	18%	149

Leased Hotels

As of December 31, 2020, we leased the following 54 hotels, representing 16,740 rooms.

Property	Location	Rooms
Waldorf Astoria Hotels & Resorts
Rome Cavalieri, Waldorf Astoria Hotels & Resorts	Rome, Italy	370
Waldorf Astoria Amsterdam	Amsterdam, Netherlands	93
Conrad Hotels & Resorts
Conrad Osaka	Osaka, Japan	164
Hilton Hotels & Resorts
Hilton Tokyo(1)	(Shinjuku-ku) Tokyo, Japan	830
Ramses Hilton	Cairo, Egypt	817
Hilton Vienna	Vienna, Austria	663
Hilton London Kensington	London, United Kingdom	601
Hilton Osaka(1)	Osaka, Japan	562
Hilton Tel Aviv	Tel Aviv, Israel	560
Hilton Istanbul Bosphorus	Istanbul, Turkey	500
Hilton Munich Park	Munich, Germany	484
Hilton Munich City	Munich, Germany	483
London Hilton on Park Lane	London, United Kingdom	453
Hilton Diagonal Mar Barcelona	Barcelona, Spain	433
Hilton Mainz	Mainz, Germany	431
Hilton Trinidad & Conference Centre	Port of Spain, Trinidad	405
Hilton London Heathrow Airport	London, United Kingdom	398

Property	Location	Rooms
Hilton Addis Ababa	Addis Ababa, Ethiopia	372
Hilton Vienna Danube Waterfront	Vienna, Austria	367
Hilton Frankfurt	Frankfurt, Germany	342
Hilton Brighton Metropole	Brighton, United Kingdom	340
Hilton Sandton	Sandton, South Africa	329
Hilton Milan	Milan, Italy	320
Hilton Brisbane	Brisbane, Australia	319
Hilton Glasgow	Glasgow, United Kingdom	319
The Waldorf Hilton, London	London, United Kingdom	298
Hilton Cologne	Cologne, Germany	296
Hilton Stockholm Slussen	Stockholm, Sweden	289
Hilton Madrid Airport	Madrid, Spain	284
Hilton London Canary Wharf	London, United Kingdom	282
Hilton Amsterdam	Amsterdam, Netherlands	271
Hilton Newcastle Gateshead	Newcastle Upon Tyne, United Kingdom	254
Hilton Vienna Plaza	Vienna, Austria	254
Hilton Bonn	Bonn, Germany	252
Hilton London Tower Bridge	London, United Kingdom	248
Hilton Bracknell	Bracknell, United Kingdom	215
Hilton Antwerp Old Town	Antwerp, Belgium	210
Hilton Reading	Reading, United Kingdom	210
Hilton Leeds City	Leeds, United Kingdom	208
Hilton Watford	Watford, United Kingdom	200
Hilton Leicester	Leicester, United Kingdom	179
Hilton Nottingham	Nottingham, United Kingdom	176
Hilton London Croydon	Croydon, United Kingdom	168
Hilton Cobham	Cobham, United Kingdom	158
Hilton Paris La Defense	Paris, France	153
Hilton East Midlands Airport	Derby, United Kingdom	152
Hilton Maidstone	Maidstone, United Kingdom	146
Hilton Avisford Park, Arundel	Arundel, United Kingdom	140
Hilton Northampton	Northampton, United Kingdom	139
Hilton London Hyde Park	London, United Kingdom	136
Hilton York	York, United Kingdom	131
Hilton Mainz City	Mainz, Germany	127
Hilton Puckrup Hall, Tewkesbury	Tewkesbury, United Kingdom	112
Hilton Glasgow Grosvenor	Glasgow, United Kingdom	97
____________
(1)We own a controlling financial interest, but less than a 100 percent interest, in the entity that leases the property.

Corporate Headquarters and Regional Offices

Our corporate headquarters are located at 7930 Jones Branch Drive, McLean, Virginia 22102. These offices consist of approximately 248,000 rentable square feet of leased space. We also have corporate offices in Watford, England (Europe), Dubai, United Arab Emirates (Middle East and Africa), Singapore (Asia Pacific), Tokyo (Japan) and Shanghai (China). Additionally, to support our operations, we have our Hilton Honors and other commercial services office in Addison, Texas. Other non-operating real estate that we own or lease includes centralized operations centers located in Memphis, Tennessee and Glasgow, Scotland, and our Hilton Reservations and Customer Care office in Carrollton, Texas. We believe that our existing office properties are in good condition and are sufficient and suitable for the conduct of our business. In the event we need to expand our operations, we believe that suitable space will be available on commercially reasonable terms.

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

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities

Market Information and Dividends

Our common stock is listed for trading on the NYSE under the symbol "HLT." As of December 31, 2020, there were approximately 14 holders of record of our common stock, which does not include a substantially greater number of beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

We have historically paid regular quarterly cash dividends. However, in March 2020, we suspended the declaration and payment of dividends as part of certain proactive measures we took to secure our liquidity position in response to the COVID-19 pandemic. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries.

Performance Graph

The following graph compares Hilton's cumulative total stockholder return since December 31, 2015 with the S&P 500 Index ("S&P 500") and the S&P Hotels, Resorts & Cruise Lines Index ("S&P Hotel"). The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2015 and that all dividends and other distributions, including the effect of the spin-offs, were reinvested. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Hilton	$100.00	$130.57	$188.46	$170.71	$265.29	$266.69
S&P 500	100.00	109.54	130.81	122.65	158.07	183.77
S&P Hotel	100.00	105.16	153.97	124.14	167.20	123.30

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Our stock repurchase program was initially publicly announced in February 2017 and subsequently increased in November 2017, February 2019 and March 2020. As of December 31, 2020, approximately $2.2 billion remained available for share repurchases under the program. Under the program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

We formally suspended share repurchases given the current economic environment and our efforts to preserve cash, and no share repurchases have been made since March 5, 2020. The stock repurchase program remains authorized by the board of directors, and we may resume share repurchases in the future at any time, depending on market conditions, our capital needs and other factors.

Item 6.         Selected Financial Data

We derived the selected statement of operations data for the years ended December 31, 2020, 2019 and 2018 and the selected balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected statement of operations data for the years ended December 31, 2017 and 2016 and the selected balance sheet data as of December 31, 2018, 2017 and 2016 from audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

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

	As of and for the Year Ended December 31,
	2020	2019	2018	2017	2016
	(in millions, except per share data)
Selected Statement of Operations Data:
Total revenues	$4,307	$9,452	$8,906	$8,131	$6,576
Operating income (loss)	(418)	1,657	1,432	1,132	868
Income (loss) from continuing operations, net of taxes	(720)	886	769	1,089	(17)

Net income (loss) from continuing operations per share:
Basic	$(2.58)	$3.07	$2.53	$3.34	$(0.08)
Diluted	(2.56)	3.04	2.50	3.32	(0.08)

Cash dividends declared per share	$0.15	$0.60	$0.60	$0.60	$0.84

Selected Balance Sheet Data:
Total assets(1)	$16,755	$14,957	$13,995	$14,228	$26,176
Long-term debt(2)	10,487	7,993	7,282	6,602	6,616
____________
(1)Includes the assets of Hilton, Park and HGV as of December 31, 2016.
(2)Includes current maturities and is net of unamortized deferred financing costs and discount. Also includes finance lease liabilities and other debt of consolidated VIEs.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

For the discussion of the financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, refer to "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 11, 2020, which is incorporated herein by reference.

COVID-19 Pandemic

During the year ended December 31, 2020, the COVID-19 pandemic significantly impacted the global economy and strained the hospitality industry due to travel restrictions and stay-at-home directives in place at various times during the period, resulting in cancellations and significantly reduced travel around the world. The reduction in travel resulted in the complete and partial suspensions of hotel operations in many of the areas where our hotels are located, which included approximately 20 percent of our global hotel properties for some portion of the reporting period. As such, it had a material adverse impact on our results for the year ended December 31, 2020 and, based on the potential impact of additional restrictions and continued health and safety concerns, we expect it to continue to have a material adverse impact on our results for an indeterminate duration, as described below under "—Results of Operations."

Although the majority of our hotels that had temporarily suspended operations had reopened by the end of October 2020, travel restrictions re-imposed at the end of 2020 and the beginning of 2021 resulted in additional temporary suspensions and, in some cases, re-suspensions. As of February 10, 2021, 97 percent of our global hotel properties were open, while approximately 220 hotels had temporarily suspended operations. Hotels that have reopened generally have experienced significantly lower occupancy as compared with periods before the onset of the pandemic.

In response to this global crisis, we have taken actions to prioritize the safety and security of our guests, employees and owners and support our communities. During the summer, we launched Hilton CleanStay to deliver a new standard of cleanliness and disinfection to our properties worldwide and Hilton EventReady, which focuses on cleanliness and customer service specific to meetings and events. We also found alternative uses for certain of our hotel properties, partnering with American Express to donate up to one million free room nights to frontline medical professionals. Through our Hilton Effect Foundation, we also provided financial assistance to organizations, including World Central Kitchen, directly responding to community needs that resulted from the COVID-19 pandemic. Additionally, we have taken several steps to help our business withstand this uncertain time, as detailed in "—Liquidity and Capital Resources."

Overview

Our Business

Hilton is one of the largest hospitality companies in the world, with 6,478 properties comprising 1,019,287 rooms in 119 countries and territories as of December 31, 2020. Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, LXR Hotels & Resorts, Conrad Hotels & Resorts, Canopy by Hilton, Tempo by Hilton and Motto by Hilton; our full service hotel brands, Signia by Hilton, Hilton Hotels & Resorts, Curio Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton and Embassy Suites by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. As of December 31, 2020, we had more than 112 million members in our award-winning guest loyalty program, Hilton Honors.

Segments and Regions

We analyze our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments that are based on similar products or services: (i) management and franchise and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our brands and IP. This segment generates its revenue from: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from HGV and strategic partnerships, including co-branded credit card arrangements, for the right to use certain Hilton marks and IP; and (iii) fees for managing our owned and leased hotels. As a manager of hotels, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services, while a third party manages or operates such franchised hotels. The ownership segment primarily derives earnings from providing nightly hotel room sales, food and beverage sales and other services at our owned and leased hotels.

Geographically, we conduct business through three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S. is included in the Americas, it represents a significant portion of our system-wide hotel rooms, 72 percent as of December 31, 2020; therefore, the U.S. is often analyzed separately and apart from the Americas region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

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

During the year ended December 31, 2020, we opened over 410 hotels consisting of nearly 56,000 rooms, contributing to over 47,000 net additional rooms in our system, reflecting a net unit growth of 5.1 percent from December 31, 2019. As of December 31, 2020, we had nearly 2,570 hotels in our development pipeline that we expect to add to our system in the future, representing over 397,000 rooms under construction or approved for development throughout 116 countries and territories, including 31 countries and territories where we do not currently have any open hotels. Nearly all of the rooms in the development pipeline are within our management and franchise segment. Additionally, of the rooms in the development pipeline, 233,000 rooms were located outside the U.S., and 204,000 rooms were under construction. We do not consider any individual development project to be material to us.

Brexit

In June 2016, the U.K. held a referendum in which voters approved an exit from the E.U. (commonly referred to as "Brexit"). The U.K.'s withdrawal from the E.U. occurred on January 31, 2020, beginning the implementation period, which ended on December 31, 2020. In December 2020, the U.K. and the E.U. reached a new bilateral trade and cooperation deal governing the future relationship between the U.K. and the E.U. (the "EU-UK Trade and Cooperation Agreement"), which has been approved by the member states of the E.U. and the U.K. parliament and is expected to be formally ratified by the E.U. parliament during the first quarter of 2021. While our results for the year ended December 31, 2020 were not materially affected by Brexit specifically, the final outcomes are not yet certain. In addition, while the EU-UK Trade and Cooperation Agreement provides clarity in respect of the intended future relationship between the U.K. and the E.U. and some detailed matters of trade and cooperation, it remains unclear what general long-term economic, financial, trade and legal implications the U.K. withdrawal from the E.U. will have and how it will ultimately affect our business. Brexit measures could potentially disrupt the markets we serve and cause tax and foreign currency exchange rate volatility, which could have adverse effects on our business. We will continue to monitor the potential impact of Brexit on our business in future periods.

Principal Components and Factors Affecting our Results of Operations

Revenues

Principal Components

We primarily derive our revenues from the following sources:

•Franchise and licensing fees. Represents fees earned in connection with the licensing of one of our brands. Under our franchise contracts, franchisees typically pay us franchise fees that include: (i) monthly royalty fees, generally based on a percentage of the hotel's monthly gross room revenue, and, in some cases, a percentage of gross food and beverage revenues and other revenues, as applicable; and (ii) application, initiation and other fees for when new hotels enter the system, when there is a change of ownership of a hotel or when contracts with properties already in our system are extended. We also earn licensing fees from license agreements with HGV and strategic partnerships, including co-branded credit card arrangements, for the use of certain Hilton marks and IP. Consideration to incentivize hotel owners to enter into franchise contracts with us is amortized over the life of the applicable contract as a reduction to franchise and licensing fees.

•Base and incentive management fees. Represents fees earned in connection with the management of hotels. Terms of our management contracts vary, but our fees generally consist of a base fee, which is typically based on a percentage of the hotel's monthly gross revenue and, when applicable, an incentive fee, which is typically based on the hotel's operating profits and, in some cases, may be subject to a stated return threshold to the owner, normally over a one-calendar year period. Outside of the U.S., our fees are often dependent on hotel profitability measures, either because of a single management fee structure where the entire fee is an incentive fee, or because our two-tier fee structure is more heavily weighted toward the incentive fee than the base fee. Consideration to incentivize hotel owners to enter into management contracts with us is amortized over the life of the applicable contract as a reduction to base and other management fees.

•Owned and leased hotels. Represents revenues derived from hotel operations, including hotel room sales, accommodations sold in conjunction with other services, food and beverage sales and other ancillary goods and services. These revenues are primarily derived from two categories of customers: transient and group. Transient guests are individual travelers who are traveling for business or leisure. Group guests are traveling for group events that reserve rooms for meetings, conferences or social functions sponsored by corporate, social, military, educational, religious or other organizations or associations. Group business usually includes a block of room accommodations, as well as other ancillary services, such as meeting facilities and catering and banquet services. A majority of our food and beverage sales and other ancillary goods and services are provided to customers who are also occupying rooms at our hotels. As a result, occupancy affects all components of our owned and leased hotel revenues.

•Other revenues. Represents revenues generated by the incidental support of hotel operations for owned, leased, managed and franchised hotels, including our purchasing operations, and other operating income.

•Other revenues from managed and franchised properties. Represents amounts that are contractually reimbursed to us by property owners, either directly as costs are incurred or indirectly through program fees billed and collected in advance that are associated with certain costs and expenses supporting the operations of the related properties. The direct reimbursements by property owners are for payroll and related costs if the property employees are legally our responsibility, and certain other operating costs of the managed and franchised properties' operations. We have no legal responsibility for the employees or the liabilities associated with operating franchised properties or certain of our managed properties. Revenues and expenses for these direct reimbursements have no net effect on operating income (loss) or net income (loss). The monthly program fee that hotel franchisees and property owners of hotels that we manage pay is based on the underlying hotel's sales or usage and relates to the costs of our brands and shared services, including: (i) advertising, marketing and customer loyalty programs; (ii) internet, technology and reservation systems; and (iii) quality assurance programs. We are contractually required to use these fees solely for these programs.

Factors Affecting our Revenues

The following factors affect the revenues we derive from our operations:

•Consumer demand and global economic conditions. Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Among other factors, declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and adverse political conditions can lower the amount of management and franchise fee revenues we are able to generate and/or lower the revenues and profitability of our owned and leased hotel operations. Further, competition for hotel guests and the supply of hotel services affect our ability to sustain or increase rates charged to customers at our hotels. In general, several of these factors, as well as health and safety concerns, had a significant effect on global economic conditions and consumer demand for our products and services in 2020, as a result of the COVID-19 pandemic, which is expected to continue to have an overall adverse impact on our revenues for an indeterminate duration. Also, declines in hotel profitability during an economic downturn directly affect the incentive portion of our management fees, which is based on hotel profitability measures. As a result, changes in consumer demand and general business cycles have historically subjected, are currently subjecting and could in the future subject our revenues to significant volatility.

•Contracts with third-party owners and franchisees and relationships with developers. We depend on our long-term management and franchise contracts with third-party hotel owners and hotel franchisees for a significant portion of our management and franchise fee revenues. The success and sustainability of our management and franchise business depends on our ability to perform under our management and franchise contracts and maintain good relationships with third-party owners and franchisees. Our relationships with these third parties also generate new incremental opportunities for property development that can support our growth. Growth and maintenance of our hotel system and earning fees related to hotels in development are dependent on the ability of developers and owners to access capital for the development, maintenance and renovation of properties. We believe that we have good relationships with our third-party owners, franchisees and developers and are committed to the continued growth and development of these relationships. These relationships exist with a diverse group of owners, franchisees and developers and are not significantly concentrated with any one particular third party.

Expenses

Principal Components

We primarily incur the following expenses:

•Owned and leased hotels. Reflects the operating expenses of our consolidated owned and leased hotels, including room expense, food and beverage costs, other support costs and property expenses. Room expense includes compensation costs for housekeeping, laundry and front desk staff, as well as supply costs for guest room amenities and laundry. Food and beverage costs include costs for wait and kitchen staff and food and beverage inventory. Other support expenses include: costs associated with property-level management; utilities; sales and marketing; operating hotel spas; operating telephones, parking and other guest recreation; entertainment; and other services. Property expenses include property taxes, repairs and maintenance, rent and insurance.

•Depreciation and amortization. These are non-cash expenses that primarily consist of: (i) amortization of intangible assets that were recorded at their fair value at the time of the October 24, 2007 transaction whereby we became a wholly owned subsidiary of affiliates of The Blackstone Group Inc. (the "Merger"), which primarily include management and franchise contracts, leases and our Hilton Honors guest loyalty program intangible; (ii) amortization of capitalized software costs; and (iii) depreciation of property and equipment, including our finance lease ROU assets, such as buildings and furniture and equipment that are used in corporate operations or at our consolidated owned and leased hotels.

•General and administrative. Consists primarily of compensation costs for our corporate staff; professional fees, including consulting, audit and legal fees; travel and entertainment expenses; bad debt expenses for uncollected management, franchise and other fees; and administrative and related expenses.

•Other expenses. Consists of expenses incurred by our purchasing operations and other ancillary businesses, along with other operating expenses of the business.

•Other expenses from managed and franchised properties. Represents certain costs and expenses that are contractually reimbursed to us by property owners for payroll and related costs for properties that we manage where the property employees are legally our responsibility, or paid from program fees collected from properties for certain other operating costs of the managed and franchised properties' operations, including those related to our brands and shared services programs. We are contractually required to use these fees solely for these programs. We have no legal responsibility for the employees or the liabilities associated with operating franchised properties or certain of our managed properties.

Factors Affecting our Costs and Expenses

The following are principal factors that affect the costs and expenses we incur in the course of our operations:

•Fixed expenses. Many of the expenses associated with owning and leasing hotels are relatively fixed. These expenses include personnel costs, rent, property taxes, insurance and utilities. If we are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have an adverse effect on our net cash flows, margins and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth, including that which resulted from the COVID-19 pandemic. Economic downturns generally affect the results of our ownership segment more significantly than the results of our management and franchise segment due to the high fixed costs associated with operating an owned or leased hotel. Employees at some of our owned and leased hotels are parties to collective bargaining agreements that may also limit our ability to make timely staffing or labor changes in response to declining revenues. In addition, any efforts to reduce costs, including the deferral or cancellation of capital improvements, could adversely affect the economic value of our hotels and brands. Additionally, the general and administrative expenses of operating a global business also include fixed personnel costs, rent, property taxes, insurance and utilities. The effectiveness of any cost-cutting efforts related to owning and leasing hotels or corporate operations is limited by the amount of inherent fixed costs. However, we have taken steps to reduce our fixed costs to levels we believe are appropriate to maximize profitability and respond to expected future market conditions, while continuing to optimize our customers' experience and the value of our hotels and brands.

•Changes in depreciation and amortization expense. We capitalize costs associated with certain software development projects and, as those projects are completed and placed into service, amortization expense will increase. As the finite-lived intangible assets that were recorded at the Merger become fully amortized, amortization expense will decrease. Additionally, changes in depreciation expense may be driven by renovations of existing hotels, acquisition or development of new hotels, the disposition of existing hotels through sale or closure, expenditures related to our corporate facilities or changes in estimates of the useful lives of our assets. As we place new assets into service, we will be required to recognize additional depreciation expense on those assets. If we are required to recognize impairment losses relating to our depreciable assets or finite-lived intangible assets, the related depreciation or amortization expense, respectively, will decrease.

Other Items

Effect of foreign currency exchange rate fluctuations

Significant portions of our operations are conducted in functional currencies other than our reporting currency, which is USD, and we have assets and liabilities, including those that are payable or receivable by consolidated subsidiaries, denominated in a variety of foreign currencies. As a result, we are required to translate the results of those operations, assets and liabilities from the functional currency into USD at market-based foreign currency exchange rates for each reporting period. When comparing our results of operations between periods, there may be material portions of the changes in our revenues or expenses that are derived from fluctuations in foreign currency exchange rates experienced between those periods. We hedge foreign exchange-based cash flow variability in certain of our fees using forward contracts designated as hedging instruments. We also hold short-term forward contracts to offset exposure to fluctuations in certain of our foreign currency denominated cash balances, primarily related to our intercompany financing arrangements, and we elected not to designate these forward contracts as hedging instruments.

Seasonality

The hospitality industry is seasonal in nature. The periods during which our properties experience higher or lower levels of demand vary from property to property, depending principally upon their location, type of property and competitive mix within the specific location. Based on historical results, we generally expect our revenues to be lower in the first quarter of each year than in each of the three subsequent quarters. However, the timing and effects of the COVID-19 pandemic resulted in the first quarter of 2020 being the strongest quarter in the year, as the remainder of the year was more significantly impacted by reduced occupancy due to travel restrictions, safety concerns and complete and partial suspensions of hotel operations.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results were not available. Of the 6,422 hotels in our system as of December 31, 2020, 4,956 hotels were classified as comparable hotels. Our 1,466 non-comparable hotels included 123 hotels, or approximately two percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were otherwise not available.

When considering business interruption in the context of our definition of comparable hotels, any hotel that had completely or partially suspended operations on a temporary basis at any point during the year ended December 31, 2020 as a result of the COVID-19 pandemic was considered to be part of the definition of comparable hotels. Despite these temporary suspensions of hotel operations, we believe that including these hotels within our hotel operating statistics of occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") reflects the underlying results of our business for the year ended December 31, 2020.

Occupancy

Occupancy represents the total number of room nights sold divided by the total number of room nights available at a hotel or group of hotels for a given period. Occupancy measures the utilization of our hotels' available capacity. Management uses occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable ADR pricing levels as demand for hotel rooms increases or decreases.

ADR

ADR represents hotel room revenue divided by the total number of room nights sold for a given period. ADR measures average room price attained by a hotel, and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. ADR is a commonly used performance measure in the industry, and we use ADR to assess pricing levels that we are able to generate by type of customer, as changes in rates charged to customers have different effects on overall revenues and incremental profitability than changes in occupancy, as described above.

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

References to RevPAR, ADR and occupancy are presented on a comparable basis, and references to RevPAR and ADR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the years ended December 31, 2020 and 2019 use the exchange rates for the year ended December 31, 2020.

EBITDA and Adjusted EBITDA

EBITDA reflects net income (loss), excluding interest expense, a provision for income tax benefit (expense) and depreciation and amortization.

Adjusted EBITDA is calculated as EBITDA, as previously defined, further adjusted to exclude certain items, including gains, losses, revenues and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated equity investments; (ii) foreign currency transactions; (iii) debt restructurings and retirements; (iv) furniture, fixtures and equipment ("FF&E") replacement reserves required under certain lease agreements; (v) share-based compensation; (vi) reorganization, severance, relocation and other related expenses; (vii) non-cash impairment; (viii) amortization of contract acquisition costs; (ix) the net effect of reimbursable costs included in other revenues and other expenses from managed and franchised properties; and (x) other items.

We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) these measures are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions and (ii) these measures are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry. Additionally, these measures exclude certain items that can vary widely across different industries and among competitors within our industry. For instance, interest expense and income taxes are dependent on company specifics, including, among other things, capital structure and operating jurisdictions, respectively, and, therefore, could vary significantly across companies. Depreciation and amortization, as well as amortization of contract acquisition costs, are dependent upon company policies, including the method of acquiring and depreciating assets and the useful lives that are used. For Adjusted EBITDA, we also exclude items such as: (i) FF&E replacement reserves for leased hotels to be consistent with the treatment of FF&E for owned hotels, where it is capitalized and depreciated over the life of the FF&E; (ii) share-based compensation, as this could vary widely among companies due to the different plans in place and the usage of them; (iii) the net effect of our cost reimbursement revenues and reimbursed expenses, as we contractually do not operate the related programs to generate a profit over the terms of the respective contracts; and (iv) other items, such as amounts related to debt restructurings and retirements and reorganization and related severance costs, that are not core to our operations and are not reflective of our operating performance.

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

Results of Operations
The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Year Ended	Change
	December 31, 2020	2020 vs. 2019
U.S.
Occupancy	42.2%	(33.5)%	pts.
ADR	$117.40	(20.0)%
RevPAR	$49.53	(55.4)%

Americas (excluding U.S.)
Occupancy	29.4%	(39.6)%	pts.
ADR	$98.55	(15.1)%
RevPAR	$28.98	(63.8)%

Europe
Occupancy	28.6%	(47.8)%	pts.
ADR	$107.37	(22.0)%
RevPAR	$30.71	(70.8)%

MEA
Occupancy	35.6%	(34.4)%	pts.
ADR	$125.30	(10.1)%
RevPAR	$44.59	(54.3)%

Asia Pacific
Occupancy	43.9%	(26.3)%	pts.
ADR	$93.85	(19.3)%
RevPAR	$41.21	(49.5)%

System-wide
Occupancy	40.3%	(34.4)%	pts.
ADR	$114.03	(19.6)%
RevPAR	$46.00	(56.7)%

During the year ended December 31, 2020, we experienced significant declines in RevPAR in all regions, due to both occupancy and ADR decreases resulting from the COVID-19 pandemic. Our Asia Pacific region experienced the effects of the pandemic early in 2020, with suspensions of hotel operations beginning in late January. Pronounced negative results and hotel suspensions in the Americas and EMEA regions began in mid-March. Of the approximately 1,280 properties that had suspended hotel operations at some point during the year ended December 31, 2020, approximately 44 percent were in the U.S., 10 percent were in the Americas (excluding U.S.), 25 percent were in Europe, 5 percent were in MEA and 16 percent were in Asia Pacific. As of February 10, 2021, the operations at approximately 220 hotels, primarily located in the U.S. and Europe, were temporarily suspended. Additionally, properties that have reopened have experienced significantly lower occupancy compared with periods prior to the onset of the pandemic as business and transient demand remains lower and travel restrictions and stay-at-home directives are still in place in many areas.

On a global level, the pervasive impact of the COVID-19 pandemic began in late March, with its most significant adverse impact on occupancy and RevPAR in April. System-wide occupancy showed sequential month-over-month improvement from April through October and, in the fourth quarter, there was both occupancy and RevPAR improvement in the Americas (excluding U.S.), MEA and Asia Pacific regions. However, travel restrictions re-imposed in late 2020 resulted in additional temporary suspensions and, in some cases, re-suspensions of hotel operations, particularly in Europe, which led to further declines in occupancy and RevPAR in that region in the fourth quarter.

The table below provides a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2020	2019
	(in millions)
Net income (loss)	$(720)	$886
Interest expense	429	414
Income tax expense (benefit)	(204)	358
Depreciation and amortization	331	346
EBITDA	(164)	2,004
Gain on sale of assets, net	—	(81)
Loss on foreign currency transactions	27	2
Loss on debt extinguishments	48	—
FF&E replacement reserves	57	59
Share-based compensation expense	97	154
Reorganization costs	41	—
Impairment losses	258	—
Amortization of contract acquisition costs	29	29
Net other expenses from managed and franchised properties	397	77
Other adjustment items(1)	52	64
Adjusted EBITDA	$842	$2,308
____________
(1)Includes severance not related to the 2020 reorganization and other items. The year ended December 31, 2020 also includes costs recognized for the settlement of a dispute with an owner of a managed hotel, losses related to the disposal of an investment and a loan guarantee for a franchised hotel and a gain related to the reimbursement by a third party for taxes owed resulting from the sale of a hotel in a prior period. The year ended December 31, 2019 also includes expenses recognized in connection with the refinancings and repayments of the senior secured credit facilities.

Revenues

	Year Ended December 31,		Percent Change
	2020	2019	2020 vs. 2019
	(in millions)
Franchise and licensing fees	$945	$1,681	(43.8)

Base and other management fees	$123	$332	(63.0)
Incentive management fees	38	230	(83.5)
Total management fees	$161	$562	(71.4)

The COVID-19 pandemic and the related reduction in global travel and tourism resulted in the complete or partial suspensions, and in some cases, re-suspensions, of hotel operations at approximately 1,245 of our managed and franchised properties at some point during the year ended December 31, 2020. Of these hotels, all but approximately 220 had reopened as of December 31, 2020.

On a comparable basis, decreases in occupancy and ADR led to reduced RevPAR, resulting in decreases in franchise fees and management fees from our comparable managed and franchised properties. For the year ended December 31, 2020, RevPAR decreased 53.3 percent at our comparable franchised properties and 64.4 percent at our comparable managed properties, resulting from reduced occupancy of 32.1 percentage points and 40.7 percentage points, respectively, and reduced ADR of 18.1 percent and 21.4 percent, respectively.

Including new development and ownership type transfers, from January 1, 2019 to December 31, 2020, we added 798 managed and franchised properties on a net basis, providing an additional 107,984 rooms to our management and franchise segment. While we have historically experienced increases to management and franchise fees as new hotels are a part of our system for full periods, the impact of the COVID-19 pandemic on our comparable hotels outweighed the impact of these property additions in 2020.

Additionally, licensing and other fees decreased $98 million during the year ended December 31, 2020, primarily due to decreased licensing fees from both HGV due to reductions in timeshare revenues and our strategic partnerships, primarily driven by lower co-branded credit cardholder spend and our strategic partnerships as a result of the COVID-19 pandemic.

Incentive fees decreased as they are based on hotels' operating profits, which have declined significantly from the prior year as a result of the COVID-19 pandemic.

	Year Ended December 31,		Percent Change
	2020	2019	2020 vs. 2019
	(in millions)
Owned and leased hotels	$421	$1,422	(70.4)

Owned and leased hotel revenues decreased primarily due to the COVID-19 pandemic and the related reduction in global travel and tourism. As a result of the COVID-19 pandemic, approximately 35 hotels in our ownership segment, the majority of which are located in Europe, had temporarily suspended operations at some point in time during the year ended December 31, 2020. Although all of these hotels had reopened at some point during the year, additional and reinstated restrictions in Europe during the fourth quarter of 2020, resulted in the re-suspension of operations at approximately 10 of these hotels. On a comparable basis, decreases in occupancy and ADR of 52.1 percentage points and 21.1 percent, respectively, led to reduced RevPAR of 74.8 percent, resulting in decreases in revenues from our comparable owned and leased hotels. Additionally, owned and leased hotel revenues decreased $55 million related to properties for which the lease agreements were terminated, with most of the properties transferring to our management and franchise segment.

	Year Ended December 31,		Percent Change
	2020	2019	2020 vs. 2019
	(in millions)
Other revenues	$73	$101	(27.7)

Other revenues decreased primarily due to decreased revenues from our purchasing operations related to delayed hotel improvement projects and lower volume purchasing based on reduced hotel demand as a result of the COVID-19 pandemic.

Operating Expenses

	Year Ended December 31,		Percent Change
	2020	2019	2020 vs. 2019
	(in millions)
Owned and leased hotels	$620	$1,254	(50.6)

Owned and leased hotel expenses decreased primarily due to a decrease in occupancy resulting from the COVID-19 pandemic and approximately 35 hotels temporarily suspending operations at some point in time during the year ended December 31, 2020. Further, as a result of declining performance, variable rent, which is generally based on a percentage of hotel revenues or profits, decreased at most leased hotels that have a variable rent structure. However, certain fixed costs of maintaining the owned and leased hotels, such as fixed rent and certain minimum maintenance and utility costs, even while the hotels were temporarily closed or operating with very low occupancy, could not be reduced at the same rate as the hotel revenue decreases during the year. Additionally, owned and leased hotel expenses decreased $54 million related to properties for which the lease agreements were terminated, with most of the properties transferring to our management and franchise segment.

	Year Ended December 31,		Percent Change
	2020	2019	2020 vs. 2019
	(in millions)
Depreciation and amortization	$331	$346	(4.3)
General and administrative	311	441	(29.5)
Reorganization costs	41	—	NM(1)
Impairment losses	258	—	NM(1)
Other expenses	60	72	(16.7)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The decrease in depreciation and amortization expense was primarily due to a decrease in amortization expense resulting from certain management and franchise contract intangible assets recorded at the Merger fully amortizing during the year ended December 31, 2020, as well as from reduced carrying values of certain intangible assets and property and equipment related to our leased properties due to impairment losses that were recognized during 2020. This decrease was partially offset by an increase in amortization expense resulting from additions to capitalized software costs during 2020 and 2019.

General and administrative expenses decreased primarily as a result of actions taken by the Company during the year ended December 31, 2020 to reduce or eliminate certain corporate costs in response to the COVID-19 pandemic, which included workforce reductions, temporary furloughs and salary reductions of corporate employees; refer to "—Liquidity and Capital Resources" for additional information. These actions are expected to also reduce costs in future periods. In addition, share-based compensation expense decreased primarily as a result of the reversal of expense recognized in prior periods during the year ended December 31, 2020 resulting from the determination that the performance conditions of our outstanding performance shares were no longer probable of achievement, partially offset by expense recorded in December 2020 as a result of the modification of these outstanding performance shares; see Note 15: "Share-Based Compensation" in our consolidated financial statements for additional information.

During the year ended December 31, 2020, we recognized reorganization costs related to activities undertaken in response to the COVID-19 pandemic, primarily relating to reductions in our workforce and the associated costs.

During the year ended December 31, 2020, we recognized $258 million of impairment losses, primarily related to our ownership segment, including $104 million on our ownership reporting unit's goodwill, along with certain assets associated with specific owned and leased hotels. Additionally, $15 million was related to management contract acquisition costs as a result of actual and expected early terminations of management contracts.

Other expenses decreased primarily as a result of a decrease in expenses from our purchasing operations, resulting from reduced demand. Other expenses for the year ended December 31, 2020 also included costs recognized for the settlement of a dispute with an owner of a managed hotel and amounts accrued related to our performance guarantees.

Gain on Sale of Assets, Net

	Year Ended December 31,		Percent Change
	2020	2019	2020 vs. 2019
	(in millions)
Gain on sale of assets, net	$—	$81	(100.0)

During the year ended December 31, 2019, we recognized a gain upon completion of the sale of the Hilton Odawara Resort & Spa ("Hilton Odawara"). See Note 3: "Disposal" in our consolidated financial statements for additional information.

Non-operating Income and Expenses

	Year Ended December 31,		Percent Change
	2020	2019	2020 vs. 2019
	(in millions)
Interest expense	$(429)	$(414)	3.6
Loss on foreign currency transactions	(27)	(2)	NM(1)
Loss on debt extinguishments	(48)	—	NM(1)
Other non-operating income (loss), net	(2)	3	NM(1)
Income tax benefit (expense)	204	(358)	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The increase in interest expense during the year ended December 31, 2020 was primarily due to the full draw down on our senior secured revolving credit facility (the "Revolving Credit Facility") in March 2020 and the issuances of senior notes in June 2019, April 2020 and December 2020. These increases were partially offset by a decrease in interest expense on our senior secured term loan facility (the "Term Loans") due to a 2019 principal repayment of $500 million and a decline in its variable interest rate, redemptions of senior notes in December 2020 and decreased variable interest expense for certain hotel finance leases due to a decline in operating performance. See Note 9: "Debt" in our consolidated financial statements for additional information on our indebtedness.

The gains and losses on foreign currency transactions included changes in foreign currency exchange rates on certain intercompany financing arrangements, including short-term cross-currency intercompany loans. The changes for both periods were the result of various currencies, but primarily the euro ("EUR") and the Australian dollar ("AUD"). Additionally, during the year ended December 31, 2020, we recognized losses related to the liquidation of investments in foreign entities that were reclassified out of accumulated other comprehensive loss.

Loss on debt extinguishments for the year ended December 31, 2020 related to the redemptions of senior notes and included redemption premiums totaling $31 million and the accelerated recognition of unamortized deferred financing costs of $17 million. See Note 9: "Debt" in our consolidated financial statements for additional information on these redemptions.

Other non-operating loss, net for the year ended December 31, 2020 primarily included losses related to a loan guarantee for a franchised hotel and the disposal of an investment and a gain related to the reimbursement by a third party for taxes owed resulting from the sale of a hotel in a prior period. Other non-operating income, net for the year ended December 31, 2019 primarily included a loss on the disposal of an unconsolidated real estate investment and expenses recognized in connection with the refinancings and repayments of our senior secured credit facilities.

The change in the income tax provision was primarily attributable to a decrease in income before income taxes. See Note 13: "Income Taxes" in our consolidated financial statements for additional information.

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

Refer to "—Revenues" for further discussion of the decrease in revenues from our managed and franchised properties, which is correlated to our management and franchise segment revenues and segment operating income (loss). Refer to "—Revenues" and "—Operating Expenses" for further discussion of the changes in revenues and operating expenses at our owned and leased hotels, which are correlated with our ownership segment revenues and segment operating income (loss).

Liquidity and Capital Resources

Overview

As of December 31, 2020, we had total cash and cash equivalents of $3,263 million, including $45 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents balance related to cash collateral on our self-insurance programs and cash held for FF&E reserves.

Although we cannot presently estimate the ultimate and total financial impact of the unprecedented COVID-19 pandemic, which is highly dependent on the severity and duration of the pandemic, we expect it will continue to have a significant adverse impact on our results of operations in future periods. As such, due to these uncertainties and the indeterminate length of time the pandemic will affect the hospitality industry, we took certain proactive measures to secure our liquidity position to be able to meet our obligations for the foreseeable future, which included: (i) fully drawing down on our $1.75 billion Revolving Credit Facility; (ii) suspending dividend payments and share repurchases; (iii) implementing strict cost management measures, such as temporarily halting certain marketing programs, temporarily eliminating non-essential expenses, including capital expenditures, and reducing payroll and related costs through workforce reductions, furloughs and temporary salary reductions; (iv) consummating the April 2020 pre-sale of Hilton Honors points to American Express for $1.0 billion in cash (the "Honors Points Pre-Sale"); (v) issuing $1.0 billion aggregate principal amount of senior notes in April 2020; and (vi) issuing $1.9 billion of aggregate principal amount of senior notes in December 2020 to extend debt maturities and reduce our cost of debt by repaying certain outstanding senior notes. Further, in February 2021, we issued $1.5 billion of aggregate principal amount of senior notes to continue to extend debt maturities and reduce our cost of debt by repaying additional outstanding senior notes. Based on our ability to manage our liquidity position during the COVID-19 pandemic, in January 2021, we repaid $250 million of the outstanding balance under our Revolving Credit Facility. See Note 22:" Subsequent Events" in our consolidated financial statements for additional information on these transactions.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including costs associated with the management and franchising of hotels, corporate expenses, payroll and compensation costs, taxes and compliance costs, interest payments on our outstanding indebtedness, contract acquisition costs and capital expenditures for required renovations and maintenance at the hotels within our ownership segment. While our accounts receivable balance as of December 31, 2020 is less than periods prior to the start of the pandemic, we are generally experiencing slower payment of certain fees due to us. As such, we have considered the implications of these delayed payment trends in developing our estimates of expected future credit losses; see Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our consolidated financial statements for additional information.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements to the hotels within our ownership segment, commitments to owners in our management and franchise segment and corporate capital and information technology expenditures. We have currently suspended dividend payments and share repurchases, but expect that these activities will be reinstated and result in uses of liquidity in future periods.

We have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases. However, the COVID-19 pandemic has caused us to temporarily change our cash management strategy as described above. Within the framework of our investment policy, we currently intend to continue to finance our business activities primarily with cash on our balance sheet as of December 31, 2020 and cash generated from our operations.

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

We formally suspended share repurchases given the current economic environment and our efforts to preserve cash, and no share repurchases have been made since March 5, 2020. The stock repurchase program remains authorized by the board of directors, and we may resume share repurchases in the future at any time, depending on market conditions, our capital needs and other factors. Prior to the suspension, during the year ended December 31, 2020, we repurchased 2.6 million shares of our common stock under our repurchase program for $279 million, which we funded principally with available cash. As of December 31, 2020, approximately $2.2 billion remained available for share repurchases under the program.

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Year Ended December 31,		Percent Change
	2020	2019	2020 vs. 2019
	(in millions)
Net cash provided by operating activities	$708	$1,384	(48.8)
Net cash used in investing activities	(107)	(123)	(13.0)
Net cash provided by (used in) financing activities	2,032	(1,113)	NM(1)

Operating Activities

The decrease in net cash provided by operating activities was primarily the result of decreases in cash inflows generated from our management and franchise properties and our owned and leased hotels, largely as a result of decreases in system-wide RevPAR due to the COVID-19 pandemic, as further discussed in "—Revenues." The decrease in net cash provided by operating activities was partially offset by $1.0 billion of cash received in connection with the Honors Points Pre-Sale and a decrease in cash paid for taxes of $284 million, primarily resulting from a decrease in income before income taxes, as well as net operating losses that were generated in 2020 in many tax jurisdictions that had taxable income in 2019.

Investing Activities

Net cash used in investing activities primarily related to capital expenditures for property and equipment and capitalized software costs; however, in response to the COVID-19 pandemic, we took steps to temporarily eliminate non-essential expenses, including capital expenditures, in 2020. Our capital expenditures for property and equipment primarily consisted of expenditures related to our corporate facilities and the renovation of hotels in our ownership segment, and our capitalized software costs related to various systems initiatives, for the benefit of both our hotel owners and our overall corporate operations. During the year ended December 31, 2019, we received cash proceeds of $120 million relating to the sale of the Hilton Odawara that partially offset capital expenditures for property and equipment, capitalized software costs and other uses of cash for investing activities.

Financing Activities

The increase in cash provided by financing activities was primarily attributable to a $1.3 billion increase in cash inflows and a $500 million decrease in cash outflows from net borrowings and repayments under our senior secured credit facilities and a $1.4 billion decrease in cash outflows for share repurchases and dividend payments. See Note 9: "Debt" in our consolidated financial statements for additional information regarding our senior notes issuances and repayments, which, other than the related debt issuance costs and redemption premiums, had the same net impact on cash flows from financing activities during the years ended December 31, 2020 and 2019.

Debt and Borrowing Capacity

As of December 31, 2020, our total indebtedness, excluding unamortized deferred financing costs and discount, was approximately $10.6 billion. For additional information on our total indebtedness, including fully drawing down our Revolving Credit Facility, our issuances of series of senior notes totaling $2.9 billion aggregate principal amount, our repayment of $1.9 billion aggregate principal amount of senior notes and guarantees on our debt, refer to Note 9: "Debt" in our consolidated financial statements. For information on our $250 million repayment on our Revolving Credit Facility in January 2021 and the issuance of $1.5 billion aggregate principal amount of senior notes in February 2021, refer to Note 22: "Subsequent Events" in our consolidated financial statements.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or issue additional equity securities. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hospitality industry that may be beyond our control. The COVID-19 pandemic negatively impacted our cash flows from operations during the period, and will continue to do so for an indeterminate period of time. Although our operating activities provided cash during the year ended December 31, 2020, it was primarily a result of the Honors Points Pre-Sale. We took precautions to secure our cash position, as discussed above, and expect to be able to meet our current obligations. Furthermore, we do not have any material indebtedness outstanding that matures prior to June 2024.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2020:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Long-term debt(1)	$12,756	$355	$710	$2,852	$8,839
Finance leases(2)	317	68	75	63	111
Operating leases(3)	1,465	210	296	235	724
Other commitments	347	157	120	27	43
Total contractual obligations	$14,885	$790	$1,201	$3,177	$9,717
____________
(1)Includes principal, as well as estimated interest payments, and excludes finance lease liabilities. For our variable-rate debt, we have assumed a weighted average constant 30-day LIBOR rate of 0.15 percent as of December 31, 2020.
(2)Includes imputed interest using a weighted average interest rate of 5.85 percent as of December 31, 2020.
(3)Includes imputed interest using a weighted average interest rate of 3.82 percent as of December 31, 2020.

The total amount of unrecognized tax benefits as of December 31, 2020 was $451 million. This amount is excluded from the table above because these unrecognized tax benefits are uncertain and subject to the findings of the taxing authorities in the jurisdictions where we are subject to taxation. It is possible that the amount of the liability for unrecognized tax benefits could change. Refer to Note 13: "Income Taxes" in our consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of December 31, 2020 included letters of credit of $60 million. Additionally, we enter into purchase commitments in the normal course of business for which we are reimbursed by the owners of our managed and franchised hotels to operate our marketing, sales and brand programs. These obligations have minimal or no net effect on our future cash flows. See Note 19: "Commitments and Contingencies" in our consolidated financial statements for additional information.

Summarized Guarantor Financial Information

Hilton Domestic Operating Company Inc. ("HOC") is the issuer of the following senior notes, collectively referred to as the Senior Notes:

•5.375% Senior Notes due 2025;
•5.125% Senior Notes due 2026;
•4.875% Senior Notes due 2027;
•5.750% Senior Notes due 2028;
•3.750% Senior Notes due 2029;
•4.875% Senior Notes due 2030; and
•4.000% Senior Notes due 2031.

HOC is 100 percent owned directly by Hilton Worldwide Parent LLC ("HWP"), which, in turn, is 100 percent owned directly by Hilton Worldwide Holdings Inc. (the "Parent"). The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by the Parent, HWP and substantially all of the Parent's direct and indirect wholly owned domestic restricted subsidiaries, except for HOC, the issuer (together, the "Guarantors"). The indentures that govern the Senior Notes provide that any subsidiary of the Company that provides a guarantee of our senior secured credit facilities will guarantee the Senior Notes. As of December 31, 2020, none of our foreign subsidiaries or domestic subsidiaries owned by foreign subsidiaries or conducting foreign operations or our non-wholly owned subsidiaries guaranteed the Senior Notes.

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

Neither HOC nor any of the Guarantors has any reporting obligation under the Exchange Act in respect of the Senior Notes; however, we are supplementally providing the information set forth below. The following tables present summarized financial information for HOC, along with the Parent and all other Guarantors, on a combined basis:

As of December 31, 2020
(in millions)
ASSETS
Total current assets	$686
Intangible assets, net	8,763
Total intangibles and other assets	9,261
TOTAL ASSETS	9,947

LIABILITIES AND DEFICIT
Total current liabilities	1,869
Long-term debt	10,227
Total liabilities	15,893
Total Hilton stockholders' deficit	(5,946)
TOTAL LIABILITIES AND DEFICIT	9,947

Year Ended December 31, 2020
(in millions)
Revenues
Revenues	$956
Other revenues from managed and franchised properties	2,394
Total revenues	$3,350

Expenses
Expenses	$490
Other expenses from managed and franchised properties	2,730
Total expenses	$3,220

Operating income	$130
Interest expense	(412)
Income tax benefit	126
Net loss	(207)
Net loss attributable to Hilton stockholders	(207)

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. We believe that of our significant accounting policies, which are described in Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our consolidated financial statements, the following accounting policies are critical because they involve a higher degree of judgment, and the estimates required to be made were based on assumptions that are inherently uncertain. As a result, these accounting policies could materially affect our financial position, results of operations, cash flows and related disclosures. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that we believe reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material effect on our financial position or results of operations.

Management has discussed the development and selection of the following critical accounting policies and estimates with the audit committee of the board of directors.

Impairment of Goodwill and Brands Intangible Assets

We evaluate goodwill and brands intangible assets for potential impairment on an annual basis or at other times during the year if indicators of impairment exist. Our reporting units are the same as our operating segments as described in Note 18: "Business Segments" in our consolidated financial statements.

As part of the evaluation of goodwill and brands intangible assets for potential impairment, we exercise judgment to:

•perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or brand intangible asset is less than its carrying value. Factors we consider when making this determination include assessing the overall effect of trends in the hospitality industry and the general economy, regional performance and expectations and historical experience;

•decide whether to bypass the qualitative assessment and perform a quantitative assessment. Factors we consider when making this determination include the amount by which the fair value exceeded the carrying value at the previous quantitative assessment and the period of time that has passed since such quantitative assessment. Additionally, changes in the Company or general economic conditions are taken into consideration; and

•perform a quantitative analysis to identify both the existence of impairment and the amount of the impairment loss. The estimated fair value is based on internal projections of expected future cash flows and operating plans, as well as market conditions relative to the operations of our reporting units and brands.

As of December 31, 2020, we had $5,095 million of goodwill and $4,904 million of brands intangible assets. During the fourth quarter of 2020, we performed a quantitative analysis of goodwill and brands intangible assets for potential impairment and we fully impaired the goodwill attributable to our ownership reporting unit by recognizing impairment losses of $104 million during the year ended December 31, 2020. See Note 6: "Goodwill and Intangible Assets" and Note 11: Fair Value Measurements" in our consolidated financial statements for additional information. Changes in estimates and assumptions used in our impairment testing could result in future impairment losses, which could be material.

Impairment of Certain Finite-Lived Assets

If we determine there are indicators of impairment, we evaluate the carrying value of our specifically identifiable lease intangible assets, operating and finance lease ROU assets and property and equipment for potential impairment, as an asset group, by comparing the expected undiscounted future cash flows to the net carrying value of the assets.

As part of the process, we exercise judgment to:

•determine if there are indicators of impairment present. Factors we consider when making this determination include assessing the overall effect of trends in the hospitality industry and the general economy, regional performance and expectations, historical experience, capital costs and other asset-specific information;

•determine the projected undiscounted future cash flows when indicators of impairment are present. Judgment is required when developing projections of future revenues and expenses based on estimated growth rates over the expected useful life of the asset group. Forward-looking growth rate estimates are based on historical operating results, as well as various internal projections and external sources; and

•determine the asset group fair value when required. In determining the fair value, we often use internally-developed discounted cash flow models, as well as appraisals, recent similar transactions in the market and, if appropriate and available for a specific asset group, current estimated net sales proceeds from pending offers. Assumptions used in the discounted cash flow models include estimating cash flows, which may require us to adjust for specific market conditions, as well as capitalization rates, which are based on location, property or asset type, market-specific dynamics and overall economic performance. The discount rate applied to forward-looking projections takes into account our weighted average cost of capital according to our capital structure and other market specific considerations.

As of December 31, 2020, we had $62 million, $772 million and $346 million of other lease intangible assets, net, operating lease ROU assets and property and equipment, net, respectively. During the year ended December 31, 2020, we recognized impairment losses of $46 million, $65 million and $28 million, respectively, on these assets. See Note 11: "Fair

Value Measurements" in our consolidated financial statements for additional information. Changes in estimates and assumptions used in our impairment testing could result in future impairment losses, which could be material.

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

As of December 31, 2020, we had $1.4 billion of lease liabilities. If circumstances arise, such as a modification of an existing lease, that require the reassessment of the collateralized incremental borrowing rate, changes in the estimates previously used for such a modified arrangement could result in material changes to our lease liabilities.

Hilton Honors

Hilton Honors records a point redemption liability for amounts received from participating hotels and strategic partners in an amount equal to the estimated cost per point of the future redemption obligation. We engage outside actuaries to assist in determining the fair value of the future award redemption obligation using statistical formulas that project future point redemptions based on factors that require judgment, including an estimate of "breakage" (points that will never be redeemed), an estimate of the points that will eventually be redeemed and the cost of the points to be redeemed. The cost of the points to be redeemed includes further estimates of available room nights, occupancy rates, room rates and any changes to the program, including devaluation or appreciation of points based on changes in the number of points required to redeem a reward. Any amounts received from participating hotels and strategic partners in excess of the actuarial determined cost per point are recorded as deferred revenue and recognized as revenue upon point redemption or licensing fees, as applicable. We recognize revenue for point redemptions in the amount we expect to retain in excess of the cost per point, inclusive of estimated breakage, and limit the revenue recognized to an amount that is probable to not result in a significant reversal in the cumulative revenue recognized when breakage occurs.

In addition to the Hilton Honors fees we receive from hotel owners to operate the program, we earn fees from co-branded credit card arrangements for the use of our IP license and the issuance of Hilton Honors points. The allocation of the overall fees from the co-branded credit card arrangements between the IP license and the Hilton Honors points is based on their estimated standalone selling prices. The estimated standalone selling price of the IP license is determined using a relief-from-royalty valuation method using statistical formulas based on factors that require significant judgment, including estimates of credit card usage, an appropriate royalty rate and a discount rate to be applied to the projected cash flows. The estimated standalone selling price of the future reward redemptions of Hilton Honors points under the co-branded credit card arrangements is calculated using a discounted cash flow analysis with the same assumptions as the point redemption liability discussed above, adjusted for an appropriate margin.

As of December 31, 2020, we had a $2.5 billion liability for guest loyalty program, including $703 million reflected as a current liability, and deferred revenues related to Hilton Honors, excluding strategic partnerships, of $249 million, including $70 million reflected as a current liability. Changes in the estimates used in developing our breakage rate or other expected future program operations could result in material changes to our liability for guest loyalty program and deferred revenues.

As a result of the impact of the COVID-19 pandemic on our business, we reassessed the expected redemption rate of our Hilton Honors points. The re-evaluation as of March 31, 2020 resulted in reclassifications of the liability for guest loyalty program and deferred revenues from current to long term of $221 million and $50 million, respectively. We continued to use the revised methodology subsequent to March 31, 2020. Further, during 2020, we extended the temporary suspension of the expiration of Hilton Honors points through December 31, 2021. As a result, we adjusted our estimates of breakage to include, among other factors, the anticipated point expirations that will occur on December 31, 2021.

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

We use a prescribed more-likely-than-not recognition threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return if there is uncertainty in income taxes recognized in the consolidated financial statements. When determining the amount of tax benefit to be recognized, we assume, among other items, the position will be examined, the examiner will have all relevant information and the evaluation of the position will be based on its technical merits. Further, estimates based on a tax position’s technical merits and amounts we would ultimately accept in a negotiated settlement with the tax authorities are used to measure the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Changes to these assumptions and estimates can lead to an additional income tax benefit (expense), which could materially affect our consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. These rate changes may affect future income, cash flows and the fair value of the Company, its assets and its liabilities. In certain situations, we may seek to reduce volatility associated with changes in interest rates and foreign currency exchange rates by entering into derivative financial instruments intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial instruments to the extent they meet the objectives described above, and we do not use derivatives for speculative purposes.

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate debt. Our primary sensitivity is to changes in one-month LIBOR, as the interest rate on our variable-rate debt is based on this index. We use interest rate swaps in order to maintain an appropriate level of exposure to interest rate variability. As of December 31, 2020, we held interest rate swaps through which we receive one-month LIBOR and pay a fixed rate on a portion of the Term Loans. We elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

The following table sets forth the contractual maturities and the total fair values as of December 31, 2020 for our financial instruments that are materially affected by interest rate risk, including long-term debt and an interest rate swap. For long-term debt, the table presents contractual maturities and related weighted average interest rates. For the interest rate swap, the table presents the notional amount and weighted average interest rate by contractual maturity date. Fixed rates are the weighted average actual rates, and variable rates are the weighted average market rates prevailing as of December 31, 2020:

	Maturities by Period
	2021	2022	2023	2024	2025	Thereafter	Carrying Value	Fair Value
	(dollars in millions)
Long-term debt:
Fixed-rate long-term debt(1)(2)	$—	$—	$—	$—	$493	$5,434	$5,927	$6,366
Weighted average interest rate							4.74%
Variable-rate long-term debt(2)	$—	$—	$—	$1,690	$—	$2,599	$4,289	$4,293
Weighted average interest rate							1.61%
Interest rate swap:
Variable to fixed(3)(4)	$—	$1,600	$—	$—	$—	$—	$1,600	$37
Variable interest rate receivable(5)							0.15%
Fixed interest rate payable(6)							1.98%
____________
(1)Excludes finance lease liabilities with a carrying value of $252 million and other debt of consolidated VIEs with a carrying value of $19 million as of December 31, 2020.
(2)Carrying value includes unamortized deferred financing costs and discount.
(3)The carrying value reflects the notional amount. We measure our derivative instruments at fair value and, as of December 31, 2020, this interest rate swap was in a liability position.
(4)Excludes an interest rate swap agreement with a notional amount of $1.6 billion, which swaps one-month LIBOR on the Term Loans to a fixed rate of 3.03 percent, with a term for the period from March 2022 to March 2023. The interest rate swap had a liability fair value of $45 million as of December 31, 2020.
(5)Represents the interest rate receivable.
(6)Represents the interest rate payable.

Refer to Note 11: "Fair Value Measurements" in our consolidated financial statements for additional information on the fair value measurements of our derivatives and financial assets and liabilities.

Foreign Currency Exchange Rate Risk

We conduct business in various currencies and are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. Our principal exposure results from management and franchise fees earned in foreign currencies and revenues from our international leased hotels, partially offset by foreign operating expenses. The value of these revenues and expenses could change materially in reference to the functional currencies of the exposed entities and to our reporting currency, USD. We also have exposure from our international financial assets and liabilities, including certain intercompany loans not deemed to be permanently invested, the value of which could change materially in reference to the functional currencies of the exposed entities. As of December 31, 2020, our largest net exposures were to AUD and EUR.

We use forward contracts designated as cash flow hedges to offset exposure from foreign currency exchange rate risks associated with our management and franchise fees denominated in certain foreign currencies. We use forward contracts not designated as hedging instruments to offset exposure to foreign currency exchange rate fluctuations in certain cash and intercompany loan balances. We do not consider the fair value or earnings effect of these forward contracts to be material to our consolidated financial statements.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.

Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020. The report is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Hilton Worldwide Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hilton Worldwide Holdings Inc.'s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hilton Worldwide Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Hilton Worldwide Holdings Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity, for each of the three years in the period ended December 31, 2020 of the Company and the related notes, and our report dated February 17, 2021 expressed an unqualified opinion thereon.

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
February 17, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Hilton Worldwide Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hilton Worldwide Holdings Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2021 expressed an unqualified opinion thereon.

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

Accounting for the Loyalty Program
Description of the Matter
The Company recognized $264 million of revenues during the year ended December 31, 2020 and had deferred revenues of $720 million and a liability for guest loyalty program of $2,469 million as of December 31, 2020 associated with the Hilton Honors guest loyalty and marketing program (the “Loyalty Program”). As discussed in Note 4 to the consolidated financial statements, the Company has a performance obligation to provide or arrange for the provision of goods or services, for free or at a discount, to Hilton Honors members in exchange for the redemption of points earned through participation in the Loyalty Program. The consideration for the Loyalty Program is received from hotel properties or other program partners at the time points are earned by Hilton Honors members. Such amounts are recognized as revenue when the related point obligation is satisfied based upon the estimated standalone selling price per point in excess of the related cost per point.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of accounting for the Loyalty Program during the year. For example, we tested controls over management’s review of the assumptions and data inputs utilized by outside actuaries to assist the Company in determining the fair value of the future award redemption obligation and breakage rate of Loyalty Program points and management’s review of activity and data inputs to their accounting model.

To test the recognition of revenues and costs associated with the Loyalty Program, we involved specialists on our team and performed audit procedures that included, among others, testing the clerical accuracy and consistency with US GAAP of the accounting model developed by the Company to recognize revenue and costs associated with the Loyalty Program. We tested significant inputs into the accounting model, including the estimated standalone selling price and recognition of points earned and redeemed during the period. We involved our actuarial professionals to assist in our testing procedures with respect to the estimate of the breakage of Loyalty Program points and the ultimate estimated redemption cost. We evaluated management’s methodology for estimating the breakage of Loyalty Program points, as well as tested underlying data and assumptions used in estimating the breakage rate.

Accounting for Income Taxes
Description of the Matter
The Company recognized an income tax benefit of $204 million during the year ended December 31, 2020, and unrecognized tax benefits of $451 million as of December 31, 2020. As discussed in Note 13 to the consolidated financial statements, changes to the Company’s unrecognized tax benefits relate to, among others, uncertainty regarding prior year tax returns in certain foreign jurisdictions where the Company operates, additional reserves related to Hilton Honors, and reductions and settlements related to the conclusion of certain state audits. Further, as discussed in Note 13 to the consolidated financial statements, the Company has recognized tax positions of $817 million as of December 31, 2020 for which the Internal Revenue Service has made proposed adjustments through the issuance of a Revenue Agents Report, for which the Company has reserved $97 million.

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

Accounting for Other Expenses from Managed and Franchised Properties and General and Administrative Expenses
Description of the Matter
The Company recognized Other expenses from managed and franchised properties of $3,104 million and General and administrative expenses of $311 million during the year ended December 31, 2020. As discussed in Note 2 to the consolidated financial statements, the Company incurs certain direct and indirect expenses that are for the benefit of, and contractually reimbursable from, hotel owners. Such amounts (“Cost Reimbursements”) are recorded in the period in which the expense is incurred as Other expenses from managed and franchised properties and the accounting for indirect cost reimbursements includes judgment with respect to the allocation of certain costs between reimbursable and non-reimbursable.

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

To test the recognition of Cost Reimbursements for appropriate classification, we performed audit procedures that included, among others: testing a sample of transactions that were classified within Other expenses from managed and franchised properties in order to evaluate the appropriate accounting treatment and reasonableness of classification; comparing budgeted amounts and initial allocations to actual activity and evaluating the reasonableness of any resulting material changes to allocations of indirect expenses; performing analytic procedures over Other expenses from managed and franchised properties and General and administrative expenses in order to identify indicators of material errors in the classification of expenses based on established trends and expectations; and testing material manual journal entries made to Other expenses from managed and franchised properties and General and administrative expenses.

Impairment of Goodwill, Property and Equipment and Intangible Assets with Finite Useful Lives
Description of the Matter
As of December 31, 2020, the Company’s net consolidated goodwill totaled $5,095 million, and property and equipment and intangible assets with finite useful lives (together, the “finite‑lived assets”), totaled $346 million and $1,691 million, respectively. As discussed in Notes 6 and 11 to the consolidated financial statements, the Company recorded impairment charges during the period of $104 million on goodwill and $154 million on finite‑lived assets. As discussed in Note 2 to the consolidated financial statements, the novel coronavirus (“COVID-19”) pandemic had a material adverse impact on the Company’s results for the year ended December 31, 2020. Further, as discussed in Note 2 to the consolidated financial statements, the Company evaluates the carrying value of its reporting units on an annual basis or at other times during the year if indicators of impairment are present, such as macroeconomic conditions including a deterioration in general economic conditions. For finite‑lived assets, the Company evaluates the carrying value either on an annual basis or at other times of the year if indicators of impairment are present, such as a significant decrease in the market price of a finite-lived asset, or a significant adverse change in the manner in which a finite-lived asset is being used. When such factors exist, as in the case of COVID-19 impacts on results, for goodwill, the Company performs an analysis to determine the fair value of its reporting units as compared to carrying values, to identify both the existence of impairment and to measure the amount of impairment loss. Impairment losses for goodwill are determined when the fair value of a reporting unit is less than its net carrying value. Impairment losses are measured and recorded as the excess of the carrying value of a reporting unit over its estimated fair value. For finite-lived assets, the Company evaluates recoverability of the asset group carrying value by comparing the expected undiscounted future cash flows to the net carrying value of the asset group. Impairment losses for finite‑lived assets are determined when the undiscounted cash flows are less than the net carrying value of the asset group. Impairment losses are measured and recorded as the excess of the net carrying value of the asset group over the estimated fair value of the assets within the asset group.

Auditing management’s evaluation of goodwill and finite-lived assets for impairment and measurement of impairment is complex due to the judgment and significant estimation uncertainty in the identification of impairment indicators, determination of the estimated future discounted cash flows of reporting units and undiscounted cash flows of finite‑lived asset groups that exhibited indicators of impairment, and determination of the fair value of reporting units and finite‑lived asset groups in instances where impairment was measured. In particular, identification of impairment indicators is judgmental due to the subjectivity of management’s assumptions in determining how the current economic environment impacts the performance of their business in the future. Additionally, discounted and undiscounted cash flows and fair value estimates are subject to significant assumptions which include projected reporting unit, hotel and asset-level revenue and gross margin growth, estimated capital expenditures, terminal period assumptions, and the discount rate applied to cash flow forecasts, all of which can be affected by future market conditions including the longevity of the impact of COVID-19. These estimates are also affected by management’s assumptions regarding intent and ability to hold and use the finite-lived assets over the remaining useful lives and in the manner assumed in impairment evaluation and measurement analyses.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls related to the Company’s process for evaluating goodwill and finite‑lived assets for impairment and measurement of impairment, including controls over management’s review of the significant assumptions described above.

To test the Company’s evaluation of goodwill and finite‑lived assets for impairment, including fair value estimates for impairment measurement purposes, we performed audit procedures that included, among others, involving valuation specialists to assist in evaluating the significant assumptions discussed above for the reporting units and certain hotel related finite‑lived assets, assessing the methodologies, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by management in its analyses. We compared the significant assumptions used by management to historical operating results, relevant observable market information, current industry trends, Company strategic priorities and other relevant factors. As part of our evaluation, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses of certain assumptions, including revenue and gross margin growth rates, estimated capital expenditures, terminal period assumptions and the discount rate, to evaluate the changes in the fair value of reporting units and recoverability of certain finite‑lived assets and the change in measured impairment that would result from changes in the assumptions. We also inspected the minutes and materials of relevant committee and management meetings, observing those meetings when possible.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.

Tysons, Virginia
February 17, 2021

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$3,218	$538
Restricted cash and cash equivalents	45	92
Accounts receivable, net of allowance for credit losses of $132 and $44	771	1,261
Prepaid expenses	70	130
Other	98	72
Total current assets (variable interest entities – $53 and $100)	4,202	2,093
Intangibles and Other Assets:
Goodwill	5,095	5,159
Brands	4,904	4,877
Management and franchise contracts, net	653	780
Other intangible assets, net	266	421
Operating lease right-of-use assets	772	867
Property and equipment, net	346	380
Deferred income tax assets	194	100
Other	323	280
Total intangibles and other assets (variable interest entities – $199 and $179)	12,553	12,864
TOTAL ASSETS	$16,755	$14,957
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$1,302	$1,703
Current maturities of long-term debt	56	37
Current portion of deferred revenues	370	332
Current portion of liability for guest loyalty program	703	799
Total current liabilities (variable interest entities – $57 and $64)	2,431	2,871
Long-term debt	10,431	7,956
Operating lease liabilities	971	1,037
Deferred revenues	1,004	827
Deferred income tax liabilities	649	795
Liability for guest loyalty program	1,766	1,060
Other	989	883
Total liabilities (variable interest entities – $248 and $260)	18,241	15,429
Commitments and contingencies – see Note 19
Equity (Deficit):
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 330,511,254 issued and 277,590,904 outstanding as of December 31, 2020 and 333,159,770 issued and 278,985,125 outstanding as of December 31, 2019	3	3
Treasury stock, at cost; 52,920,350 shares as of December 31, 2020 and 54,174,645 shares as of December 31, 2019	(4,453)	(4,169)
Additional paid-in capital	10,552	10,489
Accumulated deficit	(6,732)	(5,965)
Accumulated other comprehensive loss	(860)	(840)
Total Hilton stockholders' deficit	(1,490)	(482)
Noncontrolling interests	4	10
Total deficit	(1,486)	(472)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$16,755	$14,957

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Franchise and licensing fees	$945	$1,681	$1,530
Base and other management fees	123	332	321
Incentive management fees	38	230	235
Owned and leased hotels	421	1,422	1,484
Other revenues	73	101	98
	1,600	3,766	3,668
Other revenues from managed and franchised properties	2,707	5,686	5,238
Total revenues	4,307	9,452	8,906

Expenses
Owned and leased hotels	620	1,254	1,332
Depreciation and amortization	331	346	325
General and administrative	311	441	443
Reorganization costs	41	—	—
Impairment losses	258	—	—
Other expenses	60	72	51
	1,621	2,113	2,151
Other expenses from managed and franchised properties	3,104	5,763	5,323
Total expenses	4,725	7,876	7,474

Gain on sale of assets, net	—	81	—

Operating income (loss)	(418)	1,657	1,432

Interest expense	(429)	(414)	(371)
Loss on foreign currency transactions	(27)	(2)	(11)
Loss on debt extinguishments	(48)	—	—
Other non-operating income (loss), net	(2)	3	28

Income (loss) before income taxes	(924)	1,244	1,078

Income tax benefit (expense)	204	(358)	(309)

Net income (loss)	(720)	886	769
Net loss (income) attributable to noncontrolling interests	5	(5)	(5)
Net income (loss) attributable to Hilton stockholders	$(715)	$881	$764

Earnings (loss) per share:
Basic	$(2.58)	$3.07	$2.53
Diluted	$(2.56)	$3.04	$2.50

Cash dividends declared per share	$0.15	$0.60	$0.60

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(720)	$886	$769
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $(24), $(8) and $6	38	(4)	(70)
Pension liability adjustment, net of tax of $7, $3 and $3	(20)	(9)	(9)
Cash flow hedge adjustment, net of tax of $13, $15 and $(8)	(38)	(45)	22
Total other comprehensive loss	(20)	(58)	(57)

Comprehensive income (loss)	(740)	828	712
Comprehensive loss (income) attributable to noncontrolling interests	5	(5)	(5)
Comprehensive income (loss) attributable to Hilton stockholders	$(735)	$823	$707

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net income (loss)	$(720)	$886	$769
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of contract acquisition costs	29	29	27
Depreciation and amortization	331	346	325
Impairment losses	258	—	—
Gain on sale of assets, net	—	(81)	—
Loss on foreign currency transactions	27	2	11
Share-based compensation	97	154	127
Amortization of deferred financing costs and other	17	16	16
Deferred income taxes	(235)	(20)	(14)
Contract acquisition costs	(50)	(90)	(103)
Changes in operating assets and liabilities:
Accounts receivable, net	488	(105)	(161)
Prepaid expenses	60	6	(39)
Other current assets	(26)	15	13
Accounts payable, accrued expenses and other	(414)	99	148
Change in operating lease right-of-use assets	94	43	—
Change in operating lease liabilities	(142)	(80)	—
Change in deferred revenues	215	(17)	(18)
Change in liability for guest loyalty program	610	191	207
Change in other liabilities	8	(14)	(53)
Other	61	4	—
Net cash provided by operating activities	708	1,384	1,255
Investing Activities:
Capital expenditures for property and equipment	(46)	(81)	(72)
Payments received on other financing receivables	4	3	50
Proceeds from asset disposition	—	120	—
Capitalized software costs	(46)	(124)	(87)
Other	(19)	(41)	(22)
Net cash used in investing activities	(107)	(123)	(131)
Financing Activities:
Borrowings	4,590	2,200	1,676
Repayment of debt	(2,121)	(1,547)	(1,005)
Debt issuance costs and redemption premiums	(71)	(29)	(21)
Dividends paid	(42)	(172)	(181)
Repurchases of common stock	(296)	(1,538)	(1,721)
Share-based compensation tax withholdings and other	(27)	(27)	(44)
Other	(1)	—	(4)
Net cash provided by (used in) financing activities	2,032	(1,113)	(1,300)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	—	(2)	(10)
Net increase (decrease) in cash, restricted cash and cash equivalents	2,633	146	(186)
Cash, restricted cash and cash equivalents, beginning of period	630	484	670
Cash, restricted cash and cash equivalents, end of period	$3,263	$630	$484

See notes to consolidated financial statements. For supplemental disclosures, see Note 12: "Leases" and Note 20: "Supplemental Disclosures of Cash Flow Information."

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in millions)

	Equity (Deficit) Attributable to Hilton Stockholders
				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Common Stock		Treasury Stock		Accumulated Deficit		Noncontrolling Interests	Total
	Shares	Amount
Balance as of December 31, 2017	317	$3	$(891)	$10,298	$(6,981)	$(741)	$3	$1,691
Net income	—	—	—	—	764	—	5	769
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	—	—	—	—	—	(70)	—	(70)
Pension liability adjustment	—	—	—	—	—	(9)	—	(9)
Cash flow hedge adjustment	—	—	—	—	—	22	—	22
Other comprehensive loss	—	—	—	—	—	(57)	—	(57)
Dividends	—	—	—	—	(184)	—	—	(184)
Repurchases of common stock	(23)	—	(1,721)	—	—	—	—	(1,721)
Share-based compensation	1	—	(13)	77	—	—	—	64
Distributions	—	—	—	—	—	—	(1)	(1)
Acquisition of noncontrolling interest	—	—	—	(3)	—	—	—	(3)
Cumulative effect of the adoption of ASU 2018-02	—	—	—	—	(16)	16	—	—
Balance as of December 31, 2018	295	3	(2,625)	10,372	(6,417)	(782)	7	558
Net income	—	—	—	—	881	—	5	886
Other comprehensive loss, net of taxes:
Currency translation adjustment	—	—	—	—	—	(4)	—	(4)
Pension liability adjustment	—	—	—	—	—	(9)	—	(9)
Cash flow hedge adjustment	—	—	—	—	—	(45)	—	(45)
Other comprehensive loss	—	—	—	—	—	(58)	—	(58)
Dividends	—	—	—	—	(173)	—	—	(173)
Repurchases of common stock	(17)	—	(1,544)	—	—	—	—	(1,544)
Share-based compensation	1	—	—	117	—	—	—	117
Cumulative effect of the adoption of ASU 2016-02	—	—	—	—	(256)	—	—	(256)
Deconsolidation of a variable interest entity	—	—	—	—	—	—	(2)	(2)
Balance as of December 31, 2019	279	3	(4,169)	10,489	(5,965)	(840)	10	(472)
Net loss	—	—	—	—	(715)	—	(5)	(720)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	—	—	—	—	—	38	—	38
Pension liability adjustment	—	—	—	—	—	(20)	—	(20)
Cash flow hedge adjustment	—	—	—	—	—	(38)	—	(38)
Other comprehensive loss	—	—	—	—	—	(20)	—	(20)
Dividends	—	—	—	—	(42)	—	—	(42)
Repurchases of common stock	(3)	—	(279)	—	—	—	—	(279)
Share-based compensation	2	—	(5)	63	—	—	—	58
Distributions	—	—	—	—	—	—	(1)	(1)
Cumulative effect of the adoption of ASU 2016-13	—	—	—	—	(10)	—	—	(10)
Balance as of December 31, 2020	278	$3	$(4,453)	$10,552	$(6,732)	$(860)	$4	$(1,486)

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the
"Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts and licensing its brands and intellectual property ("IP"). As of December 31, 2020, we managed, franchised, owned or leased 6,478 hotels and resorts, including timeshare properties, totaling 1,019,287 rooms in 119 countries and territories.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements present the consolidated financial position of Hilton as of December 31, 2020 and 2019 and results of operations for the years ended December 31, 2020, 2019 and 2018.

Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries and other entities in which we have a controlling financial interest, including variable interest entities ("VIEs") for which we are the primary beneficiary. Non-wholly owned entities in which we have a controlling financial interest generally comprise majority owned real estate ownership enterprises.

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

We hold interests in VIEs, for which we are not the primary beneficiary, that may provide us with the option to acquire an additional interest in such an entity at a predetermined amount, if certain contingent events occur. In a circumstance that we exercise our option to acquire an additional interest in a VIE, we would reassess whether we are the primary beneficiary of the VIE. If we determine that we are the primary beneficiary of the VIE, we would be required to consolidate the total assets, liabilities and results of operations of the VIE, which may be material upon consolidation.

All material intercompany transactions and balances have been eliminated in consolidation. References in these financial statements to net income (loss) attributable to Hilton stockholders and Hilton stockholders' equity (deficit) do not include noncontrolling interests, which represent the third-party ownership interests of our consolidated, non-wholly owned entities and are reported separately.

Use of Estimates

The preparation of financial statements in conformity with United States ("U.S") generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. In particular, the novel coronavirus ("COVID-19") pandemic had a material adverse impact on our results for the year ended December 31, 2020, and we expect it to continue to have a material adverse impact on our results for an indeterminate length of time. Management is making estimates and judgments in light of these circumstances, and this period, as well as upcoming periods, are unlikely to be comparable to past performance or indicative of future performance.

Reorganization

During the year ended December 31, 2020, we recognized expenses related to organizational changes, including reductions in our workforce and the associated costs, as part of our efforts to reduce future costs for our corporate operations in response to the COVID-19 pandemic. Included in these expenses were $41 million of reorganization costs for our corporate operations and

$177 million related to amounts to be reimbursed by our third-party hotel owners, including those related to our managed hotels, which were included in other expenses from managed and franchised properties in our consolidated statement of operations. As of December 31, 2020, $35 million of reorganization costs were included in accounts payable, accrued expenses and other in our consolidated balance sheet, with related amounts in accounts receivable for reimbursements by our third-party hotel owners, as applicable.

Summary of Significant Accounting Policies

Revenue Recognition

Revenues are primarily derived from management and franchise contracts with third-party hotel and resort owners, our owned and leased hotels, and from license agreements with Hilton Grand Vacations Inc. ("HGV") and strategic partnerships, including co-branded credit card arrangements. The majority of our performance obligations are a series of distinct goods or services, for which we receive variable consideration through our management and franchise fees or fixed consideration through our owned and leased hotels. We allocate the variable fees to the distinct services to which they relate applying the prescribed variable consideration allocation guidance, and we allocate fixed consideration to the related performance obligations based on their estimated standalone selling prices.

We do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less. Additionally, we do not typically include extended payment terms in our contracts with customers. However, in response to cash flow deficiencies experienced by certain property owners resulting from the COVID-19 pandemic, we may amend certain contracts with customers to provide short-term payment relief, expecting that we collect most amounts outstanding in twelve months or less.

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

Each of the identified performance obligations is considered to be a series of distinct services transferred over time, except for the substantive rights for free or discounted goods or services to hotel guests performance obligation, which is satisfied at a point in time. While the underlying activities may vary from day to day, the nature of the commitments are the same each day, and the property owner can independently benefit from each day's services. Management and franchise fees are typically based on the sales or usage of the underlying hotel, with the exception of fixed upfront fees, which usually represent an insignificant portion of the transaction price.

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

•Application, initiation and other fees are charged when: (i) new hotels enter our system; (ii) there is a change of ownership of a hotel; or (iii) contracts with properties already in our system are extended. These fees are typically fixed and collected upfront and are recognized as revenue over the term of the franchise contract. We do not consider this advance consideration to include a significant financing component, since it is used to protect us from the property owner failing to adequately complete some or all of its obligations under the contract, including establishing and maintaining the hotel in accordance with our standards.

•Licensing fees are earned from: (i) a license agreement with HGV to use certain Hilton marks and IP in its timeshare business, which are typically billed monthly, and revenue is generally recognized at the same time the fees are billed and (ii) co-branded credit card arrangements, which are recognized as revenue when points for our guest loyalty program, Hilton Honors, are issued, generally as spend on the co-branded credit card occurs; see further discussion below under "Hilton Honors."

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

•Indirect reimbursements include marketing expenses and other expenses associated with our brand programs and shared services, which are paid from fees collected by Hilton from the managed and franchised properties. Indirect reimbursements are typically billed and collected monthly, based on the underlying hotel's sales or usage (such as gross room revenue or number of reservations processed), and revenue is generally recognized as services are provided. System implementation fees charged to property owners are deferred and recognized as revenue over the term of the management or franchise contract. The corresponding expenses are expensed as incurred and are presented as other expenses from managed and franchised properties in our consolidated statements of operations and are expected to equal the revenues earned from indirect reimbursements over time.

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

Other revenues

Other revenues include revenues generated by the incidental support of hotel operations for owned, leased, managed and franchised hotels, including purchasing operations, and other operating income. Purchasing revenues include any amounts received for vendor rebate arrangements that we participate in on behalf of the hotels in our system.

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

Allowance for Credit Losses

An allowance for credit losses is provided on our financial instruments, primarily accounts receivable. Our expected credit losses are based on historical collection activity, the nature of the financial instrument, geographic considerations and current and forecasted business conditions.

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

We do not amortize goodwill, but rather evaluate goodwill for potential impairment on an annual basis or at other times during the year if indicators of impairment exist. We evaluate goodwill for potential impairment by comparing the carrying values of our reporting units to their fair values. Our reporting units are the same as our operating segments as described in Note 18: "Business Segments." At any time we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we cannot determine qualitatively that the fair value is not more likely than not less than its carrying value, or if we decide to bypass the qualitative assessment, we perform a quantitative analysis. The quantitative analysis is used to identify both the existence of impairment and the amount of the impairment loss by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. The estimated fair value is based on internal projections of expected future cash flows and operating plans, as well as market conditions relative to the operations of our reporting units. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired; otherwise, an impairment loss would be recognized in our consolidated statements of operations in an amount equal to the excess of the carrying value over the fair value, limited to the total amount of goodwill allocated to that reporting unit.

Brands

We manage, franchise, own and lease hotels under our portfolio of brands. There are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of these brands and, accordingly, the useful lives of these brands are considered to be indefinite. At the time of the Merger, our portfolio consisted of Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts, Hilton Hotels & Resorts, DoubleTree by Hilton, Embassy Suites by Hilton, Hilton Garden Inn, Hampton by Hilton, Homewood Suites by Hilton and our timeshare brand, Hilton Grand Vacations. As a result of the Merger, these brands were assigned a fair value using the relief from royalty valuation approach or the excess earnings method, depending on the contract type. All brands that were launched subsequent to the Merger, which include LXR Hotels & Resorts, Canopy by Hilton, Tempo by Hilton, Signia by Hilton, Curio Collection by Hilton, Tapestry Collection by Hilton, Motto by Hilton, Tru by Hilton, and Home2 Suites by Hilton, were not assigned fair values, and we do not have any intangible assets for these brands recorded in our consolidated balance sheets. We evaluate our indefinite-lived brands intangible assets for impairment on an annual basis or at other times during the year if indicators of impairment exist. At any time we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the brand intangible asset is less than its carrying value. If we cannot determine qualitatively that the fair value is not more likely than not less than its carrying value, or if we decide to bypass the qualitative assessment, we perform a quantitative analysis. The estimated fair value is based on internal projections of expected future cash flows. If a brand intangible asset’s estimated current fair value is less than its respective carrying value, the excess of the carrying value over the estimated fair value is recognized in our consolidated statements of operations as impairment losses.

Intangible Assets with Finite Useful Lives

We have certain finite-lived intangible assets that were initially recorded at their fair value at the time of the Merger. These intangible assets consist of management contracts, franchise contracts, leases, certain proprietary technologies and our Hilton Honors guest loyalty program. As of December 31, 2020, the intangible assets related to these franchise contracts, U.S. management contracts and certain proprietary technologies were fully amortized. Additionally, we capitalize consideration paid to incentivize hotel owners to enter into management and franchise contracts with us as contract acquisition costs and the incremental costs to obtain or fulfill the contracts as development commissions and other, both of which are generally fixed. We also capitalize costs incurred to develop internal-use computer software and costs to acquire software licenses, as well as internal and external costs incurred in connection with the development of upgrades or enhancements that result in additional information technology functionality.

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

We review all finite-lived intangible assets for impairment on an annual basis or at other times during the year when indicators of impairment exist. We perform an analysis to determine the recoverability of the asset group carrying value by comparing the expected undiscounted future cash flows to the net carrying value of the asset group. If the carrying value of the asset group is not recoverable, we recognize an impairment loss for the excess carrying value over the estimated fair value in our consolidated statements of operations.

Property and Equipment

Property and equipment are recorded at cost. Costs of improvements that extend the economic life or improve service potential are also capitalized. Capitalized costs are depreciated over their estimated useful lives. Costs for normal repairs and maintenance are expensed as incurred. Refer to "Leases" below for information on right-of-use ("ROU") assets of finance leases, which are included in property and equipment, net in our consolidated balance sheets.

Depreciation is recorded using the straight-line method over the assets’ estimated useful lives, which are generally as follows: buildings and improvements (8 to 40 years), furniture and equipment (3 to 8 years) and computer equipment (3 to 5 years). Leasehold improvements are depreciated over the shorter of the estimated useful life, based on the estimates above, or the lease term.

We evaluate the carrying value of our property and equipment if there are indicators of impairment and review the recoverability of the asset group by comparing the estimated future undiscounted cash flows to the net carrying value of the asset group. If the net carrying value of the asset group is determined to be less than its estimated future undiscounted cash flows and, therefore, is not considered to be recoverable and is in excess of the estimated fair value, we record an impairment loss in our consolidated statements of operations. We allocate the impairment loss related to an asset group among the various assets within the asset group pro rata based on the relative carrying value of the respective assets.

If sufficient information exists to reasonably estimate the fair value of a conditional asset retirement obligation, including environmental remediation liabilities, we recognize the fair value of the obligation when the obligation is incurred, which is generally upon acquisition, construction or development or through the normal operation of the asset.

Leases

We determine if a contract is or contains a lease at the inception of the contract, and we classify that lease as a finance lease if it meets certain criteria or as an operating lease when it does not. We reassess if a contract is or contains a leasing arrangement upon modification of the contract. For a contract, in which we are the lessee, that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component, as permitted.

At the commencement date of a lease, we recognize a lease liability for future fixed lease payments and a ROU asset representing our right to use the underlying asset during the lease term. The lease liability is initially measured as the present value of the future fixed lease payments that will be made over the lease term. The lease term includes lessee options to extend the lease and periods occurring after a lessee early termination option, only to the extent it is reasonably certain that we will exercise such extension options and not exercise such early termination options, respectively. The future fixed lease payments are discounted using the rate implicit in the lease, if available, or our incremental borrowing rate. Current and long-term portions of operating lease liabilities are classified as accounts payable, accrued expenses and other and operating lease liabilities, respectively, and current and long-term portions of finance lease liabilities are classified as current maturities of long-term debt and long-term debt, respectively, in our consolidated balance sheets.

The ROU asset is measured as the amount of the lease liability with adjustments, if applicable, for lease prepayments made prior to or at lease commencement, initial direct costs incurred by us, deferred rent and lease incentives. ROU assets of operating leases are included in operating lease right-of-use assets, and ROU assets of finance leases are included in property and equipment, net in our consolidated balance sheets. We evaluate the carrying value of ROU assets if there are indicators of impairment and review the recoverability of the related asset group by comparing the estimated future undiscounted cash flows to the net carrying value of the asset group. If the net carrying value of the asset group is determined to be less than its estimated future undiscounted cash flows and, therefore, is not considered to be recoverable and is in excess of the estimated fair value, we record an impairment loss in our consolidated statements of operations. We allocate the impairment loss related to an asset group among the various assets within the asset group pro rata based on the relative carrying value of the respective assets.

Our operating leases require: (i) fixed lease payments, or minimum payments, as contractually stated in the lease agreement; (ii) variable lease payments, which, for our hotels, are generally based on a percentage of the underlying asset's revenues or profits, or are dependent on changes in an index; and/or (iii) lease payments equal to the greater of the fixed or variable lease payments. In addition, during the term of our hotel leases, we may be required to pay some, or all, of the capital costs for furniture, equipment and leasehold improvements in the hotel property. For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the lease term, and lease expense related to variable payments is expensed as incurred, with amounts recognized in owned and leased hotel expenses, general and administrative expenses and other expenses from managed and franchised properties in our consolidated statements of operations. For operating leases for which the ROU asset has been impaired, the lease expense is determined as the sum of the amortization of the ROU asset remaining after impairment on a straight-line basis over the remaining term of the lease and the accretion of the lease liability based on the discount rate applied to the lease liability. For finance leases, the amortization of the asset is recognized over the shorter of the lease term or useful life of the underlying asset within depreciation and amortization expense and other expenses from managed and franchised properties in our consolidated statements of operations. The interest expense related to finance leases, including any variable lease payments, is recognized in interest expense in our consolidated statements of operations.

Contract Liabilities

Contract liabilities relate to: (i) advance consideration received from hotel owners at contract inception for services considered to be part of the contract's performance obligations, such as application, initiation and other fees; (ii) advance consideration received for certain indirect reimbursements, such as system implementation fees; (iii) amounts received when points are issued under Hilton Honors, but for which revenue is not yet recognized, since the related points are not yet redeemed; and (iv) a portion of the consideration received for the pre-sale of Hilton Honors points. Contract liabilities related to advance consideration received for fees and certain indirect reimbursements are recognized ratably as revenue over the term of the related contract. Contract liabilities related to amounts received for Hilton Honors are recognized as revenue when the points are redeemed for a free or discounted good or service by the Hilton Honors member. Contract liabilities related to the pre-sale of Hilton Honors points are recognized as revenue from licensing fees when the related points are issued to customers, and the remainder is recognized when customers redeem the Hilton Honors points. Contract liabilities are included in current and long-term deferred revenues in our consolidated balance sheets.

Hilton Honors

Hilton Honors is our guest loyalty program provided to our hotel and resort properties. Nearly all of our managed, franchised, owned and leased properties participate in the Hilton Honors program. Hilton Honors members earn points based on their spend at our participating properties and through participation in affiliated partner programs. When points are earned by Hilton Honors members, they are provided with a substantive right to free or discounted goods or services in the future upon accumulation of the required level of Hilton Honors points. Points may be redeemed for the right to stay at participating properties, as well as for other goods and services from third parties, including, but not limited to, airlines, car rentals, cruises, vacation packages, shopping and dining.

As points are issued to a Hilton Honors member, the property or program partner pays Hilton Honors based on an estimated cost per point for the costs of operating the program, which include marketing, promotion, communication and administrative expenses, as well as the estimated cost of award redemptions. When these payments are received we record amounts equal to the estimated cost per point of the future redemption obligation within liability for guest loyalty program and any amounts received in excess of the estimated cost per point within deferred revenues in our consolidated balance sheets. For the Hilton Honors fees that are charged to the participating properties, we allocate such fees to the substantive right created by the Hilton Honors points that are issued using the variable consideration allocation guidance, since the fees are directly related to the issuance of Hilton Honors points to the Hilton Honors member and Hilton's efforts to satisfy the future redemption of those Hilton Honors points. We engage outside actuaries to assist in determining the fair value of the future redemption obligation using statistical formulas that project future point redemptions based on factors that include historical experience, an estimate of points that will eventually be redeemed, which includes an estimate of "breakage" for points that will never be redeemed, and the cost of reimbursing properties and other third parties with respect to other redemption opportunities available to Hilton Honors members. When points are issued as a result of a stay by a Hilton Honors member at an owned or leased hotel, we recognize a reduction in owned and leased hotel revenues, since we are also the program sponsor.

The transaction prices for the Hilton Honors points issued are reduced by the expected payments to the third parties that will provide the free or discounted room or service using the actuarial projection of the cost per point. The remaining transaction price is then further allocated to the points that are expected to be redeemed, adjusting the points that are issued for estimated breakage, and recognized when those points are redeemed. While the points are outstanding, both the estimate of the expected payments to third parties (cost per point) and the estimated breakage are reevaluated, and the combined estimate that yields the amount of revenue recognized when our point obligation is satisfied is adjusted so that the final amount allocated to the substantive right of the customer to use the point is reflective of the amount retained by Hilton Honors for providing the free or discounted goods and services, net of the payments to third parties and points not redeemed. During 2020, we temporarily suspended the expiration of Hilton Honors points, and, as a result, our estimates of breakage include the anticipated point expirations that will occur at the end of the suspension.

We also earn licensing fees from co-branded credit card arrangements (see "Management and franchise revenues" within the "Revenue Recognition" section above). The co-branded license fee is allocated between two performance obligations based on their estimated standalone selling prices: (i) an IP license using the relief-from-royalty valuation method and (ii) substantive rights for free or discounted goods or services to the credit card customers using a cost plus method based on an evaluation of other third-party administrators.

We satisfy our performance obligation related to points issued under Hilton Honors when points are redeemed for a free or discounted good or service by the Hilton Honors member, and we satisfy our remaining performance obligation related to the IP license over time as the customer simultaneously receives and consumes the benefits of the goods or services provided. Hilton Honors reimburses participating properties and applicable third parties when points are redeemed by members for stays at the participating properties or for other services from the third-party providers, at which time the redemption obligation is reduced and the related deferred revenue is recognized in other revenues from managed and franchised properties in our consolidated statements of operations. Additionally, when Hilton Honors members redeem award certificates at our owned and leased hotels, we recognize room revenue, included in owned and leased hotel revenues in our consolidated statements of operations.

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

Estimates of the fair values of our financial instruments and nonfinancial assets are determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values. We have not elected the fair value measurement option for any of our financial assets or liabilities.

Derivative Instruments

We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for speculative purposes.

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

Currency Translation

The U.S. dollar ("USD") is our reporting currency and is the functional currency of our entities operating in the U.S. The functional currency for our entities operating outside of the U.S. is the currency of the primary economic environment in which the respective entity operates. Assets and liabilities measured in foreign currencies are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive income (loss) in our consolidated balance sheets. Income and expense accounts are translated at the average foreign currency exchange rate for the period. Gains and losses from foreign currency exchange rate changes related to transactions denominated in a currency other than an entity's functional currency or intercompany receivables and payables denominated in a currency other than an entity’s functional currency that are not of a long-term investment nature are recognized within gain (loss) on foreign currency transactions in our consolidated statements of operations. Where certain specific evidence indicates intercompany receivables and payables will not be settled in the foreseeable future and are of a long-term nature, gains and losses from foreign currency exchange rate changes are recognized within other comprehensive income (loss) in our consolidated statements of comprehensive income (loss).

Insurance

We are self-insured for losses up to our third-party insurance deductibles for general liability, auto liability and workers' compensation at our owned, leased and managed properties that participate in our insurance programs. We are also self-insured for health coverage for the employees of our U.S. corporate operations and some managed properties. In addition, through our captive insurance subsidiary, we participate in reinsurance arrangements that provide coverage and/or act as a financial intermediary for claim payments on our self-insurance program. These obligations and reinsurance arrangements can cause timing differences in the recognition of assets, liabilities, gains and losses between reporting periods, although we expect these amounts to ultimately offset when the related claims are settled. Our insurance reserves are accrued based on our deductibles related to the estimated ultimate cost of claims that occurred during the covered period, which includes claims incurred but not reported, for which we will be responsible. These estimates are prepared with the assistance of outside actuaries and consultants. The ultimate cost of claims for a covered period are reviewed at least annually and are adjusted based on the latest information available to us, which may differ from our original estimates.

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

•Performance shares are settled at the end of the defined performance period, and the grant date fair value per share is equal to the closing stock price on the date of grant. During the year ended December 31, 2020, the terms of all outstanding performance shares were modified such that participants would receive the greater of the payout under the original award or the modified award, with the exception of certain executives who will receive the number of shares achieved under the modified award, based on the fact that the performance conditions applicable to the original awards were no longer expected to be achieved due to the significant and unforeseen challenges related to the COVID-19 pandemic. Under the terms of the original awards: (i) 50 percent of the awards are subject to achievement based on the three-year compound annual growth rate ("CAGR") of the Company's earnings before interest expense, a provision for income tax benefit (expense) and depreciation and amortization ("EBITDA"), adjusted to exclude certain items ("Adjusted EBITDA"), referred to as EBITDA CAGR, and (ii) 50 percent of the awards are subject to achievement based on the Company’s three-year free cash flow ("FCF") per share CAGR, referred to as FCF CAGR. Under the terms of the modified awards, the outstanding 2018 awards and a portion of the outstanding 2019 awards were modified to vest based on performance prior to the pandemic and continued service, and the remaining portion of the outstanding 2019 awards and the outstanding 2020 awards were converted to performance awards that will vest based on new performance measures. The terms of the performance awards that will vest based on new performance measures are as follows: (i) 25 percent of the awards are subject to the Company's Adjusted EBITDA at the end of the performance period; (ii) 25 percent of the awards are subject to the Company's FCF per share at the end of the performance period; (iii) 25 percent of the awards are subject to the Company's three-year net unit growth ("NUG") CAGR, referred to as NUG CAGR; and (iv) 25 percent of the awards are subject to one-year revenue per available room ("RevPAR") index growth. The total number of performance shares that vest related to each performance measure is based on an achievement factor that ranges from zero percent to 200 percent, with 100 percent being the target. For additional information on the performance share modifications, see Note 15: "Share-Based Compensation."

We recognize these share-based payment transactions when services from the employees are received and recognize either a corresponding increase in additional paid-in capital or accounts payable, accrued expenses and other in our consolidated balance sheets, depending on whether the instruments granted satisfy the equity or liability classification criteria, respectively. The measurement objective for these equity awards is the estimated fair value at the date of grant of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The compensation expense for an award classified as an equity instrument is recognized ratably over the requisite service period, which is the period during which an employee is required to provide service in exchange for an award. Liability awards are measured based on the award’s fair value, and the fair value is remeasured at each reporting date until the date of settlement. Compensation expense for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered as of the reporting date) in the fair value of the instrument for each reporting period for such liability awards. Compensation expense for awards with performance conditions is recognized over the requisite service period if it is probable that the performance condition will be satisfied. If such performance conditions are not or are no longer considered probable, no compensation expense for these awards is recognized, and any previously recognized expense is reversed. Additionally, we have a retirement provision whereby we recognize total compensation expense of the awards for eligible participants through the date their awards are fully vested. We recognize forfeitures of share-based compensation awards as they occur. Share-based compensation expense is recognized in owned and leased hotel expenses, general and administrative expenses and other expenses from managed and franchised properties in our consolidated statements of operations.

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

In December 2017, H.R.1, known as the Tax Cuts and Jobs Act of 2017 (the "TCJ Act"), was signed into law and included widespread changes to the Internal Revenue Code including, among other items, the creation of new taxes on certain foreign earnings. The TCJ Act subjects a U.S. stockholder to current tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. In addition, the TCJ Act provides for foreign derived intangible income ("FDII") to be taxed at a lower effective rate than the statutory rate by allowing a tax deduction against the income. We recognize the current tax on GILTI as an expense in the period the tax is incurred. We include the current tax impact of both GILTI and the FDII deduction in our effective tax rate. See Note 13: "Income Taxes" for additional information on the effects of the TCJ Act on our consolidated financial statements.

We use a prescribed recognition threshold for the financial statement recognition and measurement of a tax position taken in a tax return. For all income tax positions, we first determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If it is determined that a position meets the more-likely-than-not recognition threshold, the benefit recognized in the financial statements is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

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

The cumulative adjustment to accumulated deficit that we recognized upon adoption of this ASU did not include the impact of the COVID-19 pandemic as a forecasted business condition. However, during the year ended December 31, 2020, we revised our expected credit loss rates from those used at adoption, primarily for our accounts receivable balances, in light of business conditions in the current environment. In particular, we considered the expected impact on our hotel owners' and customers' ability to ultimately settle receivables that are or will be due to us and recorded a related provision for credit losses of $76 million during the year ended December 31, 2020.

Note 3: Disposal

In 2019, we completed the sale of the Hilton Odawara Resort & Spa for a price of 13 billion Japanese yen (equivalent to $122 million as of the closing date) and subsequently entered into a 30-year management contract with the purchaser of the hotel. As a result of the sale, we recognized a pre-tax gain of $81 million included in gain on sale of assets, net in our consolidated statement of operations for the year ended December 31, 2019.

Note 4: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities during the year ended December 31, 2020:

(in millions)
Balance as of December 31, 2019	$1,041
Cash received in advance and not recognized as revenue(1)	803
Revenue recognized(2)(3)	(324)
Other(4)	(208)
Balance as of December 31, 2020	$1,312
____________
(1)Primarily related to Hilton Honors, our guest loyalty program, including $636 million related the Honors Points Pre-Sale; see below for additional information.
(2)Primarily includes $264 million related to Hilton Honors, including amounts recognized as licensing fees from co-branded credit card arrangements.
(3)During the years ended December 31, 2019 and 2018, revenue recognized was $288 million and $229 million, respectively.
(4)Primarily represents changes in estimated transaction prices for our performance obligations related to points issued under Hilton Honors, which had no effect on revenues.

In April 2020, we pre-sold Hilton Honors points to American Express for $1.0 billion in cash (the "Honors Points Pre-Sale"), of which $636 million was recorded in deferred revenues and the remainder was recorded in liability for guest loyalty program in our consolidated balance sheet. American Express and their respective designees may use the points in connection with Hilton Honors co-branded credit cards and for promotions, rewards and incentive programs or certain other activities as they may establish or engage in from time to time.

Performance Obligations

As of December 31, 2020, we had deferred revenues for unsatisfied performance obligations consisting of: (i) $249 million related to Hilton Honors that will be recognized as revenue when the points are redeemed, which we estimate will occur over approximately the next two years; (ii) $471 million related to co-branded credit card arrangements, primarily consisting of deferred revenues for the Honors Points Pre-Sale of which a portion will be recognized as revenue when points are awarded, with the remaining portion recognized as revenues when the points are redeemed; and (iii) $592 million related to application, initiation and other fees that is expected to be recognized as revenue over the terms of the related contracts.

Note 5: Consolidated Variable Interest Entities

As of December 31, 2020 and 2019, we consolidated two VIEs that lease hotel properties. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities.

Our consolidated balance sheets included the assets and liabilities of the VIEs that we consolidated as of the respective periods, which primarily comprised the following:

	December 31,
	2020	2019
	(in millions)
Cash and cash equivalents	$40	$81
Property and equipment, net	76	69
Deferred income tax assets	57	48
Other non-current assets	66	61
Accounts payable, accrued expenses and other	27	49
Long-term debt(1)	203	194
Other long-term liabilities	17	17
____________
(1)Includes finance lease liabilities of $184 million and $177 million as of December 31, 2020 and 2019, respectively.

To provide financial flexibility in response to the business disruption caused by the COVID-19 pandemic, each of our consolidated VIEs entered into a revolving credit facility during the year ended December 31, 2020. These revolving credit facilities have borrowing capacities totaling 2.75 billion Japanese yen and 2.0 billion Japanese yen (equivalent to $27 million and $19 million, respectively, as of December 31, 2020), and mature in June 2021 and August 2021, respectively. As of December 31, 2020, no amounts have been drawn under these revolving credit facilities.

We did not provide any financial or other support to any consolidated VIEs that we were not previously contractually required to provide during the years ended December 31, 2020, 2019 and 2018.

Note 6: Goodwill and Intangible Assets

Goodwill

During the year ended December 31, 2020, we recognized impairment losses of $104 million of goodwill, as a result of the full impairment of the goodwill attributable to our ownership reporting unit. See Note 11: "Fair Value Measurements" for additional information on the impairment analysis performed on goodwill and the resulting impairment losses recognized.

Our goodwill balances, by reporting unit, were as follows:

	Ownership	Management and Franchise	Total
	(in millions)
Balance as of December 31, 2018	$99	$5,061	$5,160
Foreign currency translation	(1)	—	(1)
Balance as of December 31, 2019	98	5,061	5,159
Impairment losses	(104)	—	(104)
Foreign currency translation	6	34	40
Balance as of December 31, 2020	$—	$5,095	$5,095

There were no accumulated impairment losses for the management and franchise reporting unit as of December 31, 2020, 2019 and 2018. The gross carrying values and accumulated impairment losses for the ownership reporting unit are as follows:

	Gross Carrying Value	Accumulated Impairment Losses	Net Carrying Value
	(in millions)
Balance as of December 31, 2018	$439	$(340)	$99
Foreign currency translation	(1)	—	(1)
Balance as of December 31, 2019	438	(340)	98
Impairment losses	(444)	340	(104)
Foreign currency translation	6	—	6
Balance as of December 31, 2020	$—	$—	$—

Intangible Assets

Changes to our brands intangible assets from December 31, 2019 to December 31, 2020 were due to foreign currency translations.

Finite-lived intangible assets were as follows:

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)(2)	$317	$(261)	$56
Contract acquisition costs(3)	632	(144)	488
Development commissions and other	132	(23)	109
	$1,081	$(428)	$653

Other intangible assets:
Leases(1)(4)	$157	$(95)	$62
Capitalized software costs	522	(378)	144
Hilton Honors(1)	342	(282)	60
	$1,021	$(755)	$266

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management and franchise contracts recorded at Merger(1)	$2,163	$(1,974)	$189
Contract acquisition costs	604	(121)	483
Development commissions and other	127	(19)	108
	$2,894	$(2,114)	$780

Other intangible assets:
Leases(1)	$290	$(176)	$114
Capitalized software costs	625	(399)	226
Hilton Honors(1)	338	(257)	81
Other(1)	34	(34)	—
	$1,287	$(866)	$421
____________
(1)Represents intangible assets that were initially recorded at fair value as part of the Merger.
(2)During the year ended December 31, 2020, certain of the assets became fully amortized and, as a result, the gross carrying values and related accumulated amortization were written-off.
(3)During the year ended December 31, 2020, we recognized impairment losses of $15 million, which reduced the gross carrying value and accumulated amortization by $18 million and $3 million, respectively.
(4)During the year ended December 31, 2020, we recognized impairment losses of $46 million, which reduced the gross carrying value and accumulated amortization by $138 million and $92 million, respectively. See Note 11: "Fair Value Measurements" for additional information.

Amortization of our finite-lived intangible assets was as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Recognized in depreciation and amortization expense(1)	$274	$286	$271
Recognized as a reduction of franchise and licensing fees and base and other management fees	29	29	27
____________
(1)Includes amortization expense of $164 million, $202 million and $204 million for the years ended December 31, 2020, 2019 and 2018, respectively, associated with assets that were initially recorded at their fair value at the time of the Merger.

We estimate future amortization of our finite-lived intangible assets as of December 31, 2020 to be as follows:

	Recognized in Depreciation and Amortization Expense	Recognized as a Reduction of Franchise and Licensing Fees and Base and Other Management Fees
Year	(in millions)
2021	$131	$29
2022	96	26
2023	63	26
2024	13	26
2025	9	25
Thereafter	119	356
	$431	$488

Note 7: Property and Equipment

Property and equipment were as follows:

	December 31,
	2020	2019
	(in millions)
Land	$11	$11
Buildings and leasehold improvements	381	382
Furniture and equipment	346	356
Construction-in-progress	7	20
Finance lease ROU assets	87	120
	832	889
Accumulated depreciation and amortization(1)	(486)	(509)
	$346	$380
____________
(1)During the years ended December 31, 2020, 2019 and 2018, depreciation and amortization expense on property and equipment was $57 million, $60 million and $54 million, respectively.

During the year ended December 31, 2020, we recognized $28 million of impairment losses related to property and equipment, including $4 million for finance lease ROU assets, which reduced the gross carrying value of property and equipment by $119 million, including finance lease ROU assets by $42 million, and the accumulated depreciation and amortization by $91 million, including finance lease ROU assets by $38 million. See Note 11: "Fair Value Measurements" for additional information.

Note 8: Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other were as follows:

	December 31,
	2020	2019
	(in millions)
Accrued employee compensation and benefits	$404	$554
Accounts payable	224	303
Operating lease liabilities, current	170	133
Insurance reserves, current	68	95
Other liabilities and accrued expenses(1)	436	618
	$1,302	$1,703
____________
(1)Includes deposit liabilities related to hotel operations and application fees, promotional liabilities and income taxes payable, as well as accrued expenses related to taxes, interest and other.

Note 9: Debt

Long-term Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of December 31, 2020, were as follows:

	December 31,
	2020	2019
	(in millions)
Senior secured revolving credit facility with a rate of 1.15%, due 2024	$1,690	$195
Senior secured term loan facility with a rate of 1.90%, due 2026	2,619	2,619
Senior notes with a rate of 4.250%, due 2024	—	1,000
Senior notes with a rate of 4.625%, due 2025	—	900
Senior notes with a rate of 5.375%, due 2025	500	—
Senior notes with a rate of 5.125%, due 2026	1,500	1,500
Senior notes with a rate of 4.875%, due 2027	600	600
Senior notes with a rate of 5.750%, due 2028	500	—
Senior notes with a rate of 3.750%, due 2029	800	—
Senior notes with a rate of 4.875%, due 2030	1,000	1,000
Senior notes with a rate of 4.000%, due 2031	1,100	—
Finance lease liabilities with a weighted average rate of 5.85%, due 2021 to 2030	252	245
Other debt with a rate of 3.08%, due 2026	19	17
	10,580	8,076
Less: unamortized deferred financing costs and discount	(93)	(83)
Less: current maturities of long-term debt(1)	(56)	(37)
	$10,431	$7,956
____________
(1)Represents current maturities of finance lease liabilities.

Senior Notes

As part of our response to the COVID-19 pandemic, we completed financing transactions during 2020 and early 2021, in an effort to extend the maturities and reduce the interest rates of our outstanding debt, as well as to bolster liquidity and add to our available cash.

In February 2021, we issued $1.5 billion aggregate principal amount of 3.625% Senior Notes due 2032 and used the net proceeds from the issuance, together with available cash, to redeem all $1.5 billion in aggregate principal amount of our outstanding 5.125% Senior Notes due 2026 (the "2026 Senior Notes") and to pay the related redemption premium and all related fees and expenses; see Note 22: "Subsequent Events" for additional information.

In December 2020, we issued $800 million aggregate principal amount of 3.750% Senior Notes due 2029 (the "2029 Senior Notes") and $1.1 billion aggregate principal amount of 4.000% Senior Notes due 2031 (the "2031 Senior Notes") and incurred $27 million of debt issuance costs. Interest on the 2029 Senior Notes and the 2031 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning May 1, 2021. We used the net proceeds from the issuances, together with available cash, to redeem all $1.0 billion in aggregate principal amount of our outstanding 4.250% Senior Notes due 2024 and all $900 million in aggregate principal amount of our outstanding 4.625% Senior Notes due 2025, plus accrued and unpaid interest. In connection with these redemptions, we paid redemption premiums totaling $31 million and accelerated the recognition of unamortized deferred financing costs of $17 million, which were both included in loss on debt extinguishments in our consolidated statement of operations for the year ended December 31, 2020.

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

In June 2019, we issued $1.0 billion aggregate principal amount of 4.875% Senior Notes due 2030. We used a portion of the net proceeds from the issuance to repay $500 million outstanding on our senior secured term loan facility (the "Term

Loans") and to repay $225 million outstanding under our senior secured revolving credit facility (the "Revolving Credit Facility"). See "Senior Secured Credit Facilities" below for additional information.

In April 2018, we issued the 2026 Senior Notes and used the net proceeds, together with borrowings under our Revolving Credit Facility and available cash, to repurchase $1,171 million of shares of our common stock from HNA Tourism Group Co., Ltd and repay $500 million outstanding on our Term Loans. See "Senior Secured Credit Facilities" below for additional information.

The 5.375% 2025 Senior Notes, the 2026 Senior Notes, the 4.875% Senior Notes due 2027, the 2028 Senior Notes, the 2029 Senior Notes, the 4.875% Senior Notes due 2030 and the 2031 Senior Notes are collectively referred to as the Senior Notes and are jointly and severally guaranteed on a senior unsecured basis by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries, other than Hilton Domestic Operating Company Inc. ("HOC"), an indirect wholly owned subsidiary of the Parent, which is the issuer of all of the series of Senior Notes.

Senior Secured Credit Facilities

Our senior secured credit facilities consist of the $1.75 billion Revolving Credit Facility and the Term Loans. The obligations of our senior secured credit facilities are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries.

In March 2020, as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic, we fully drew down on our Revolving Credit Facility. As of December 31, 2020, in addition to our outstanding debt balance of $1.69 billion, we also had $60 million of letters of credit outstanding under our Revolving Credit Facility. In January 2021, we repaid $250 million of the outstanding balance under our Revolving Credit Facility; see Note 22: "Subsequent Events" for additional information.

In addition to the repayments of the Term Loans discussed above, we repaid $300 million outstanding under our Term Loans in 2018. During the years ended December 31, 2019 and 2018, we recognized $10 million and $8 million, respectively, of unamortized deferred financing costs and discount and fees, as applicable, related to amendments and repayments of the Term Loans, which were included in other non-operating income (loss), net in our consolidated statements of operations.

Debt Maturities

The contractual maturities of our long-term debt as of December 31, 2020 were as follows:

Year	(in millions)
2021	$56
2022	29
2023	23
2024	1,713
2025	524
Thereafter	8,235
$10,580

Note 10: Other Liabilities

Other long-term liabilities were as follows:

	December 31,
	2020	2019
	(in millions)
Other long-term tax liabilities	$400	$369
Pension obligations	143	134
Deferred employee compensation and benefits	116	118
Insurance reserves(1)	189	178
Other	141	84
	$989	$883
____________
(1)The long-term portion of obligations related to insurance claims are expected to be satisfied, on average, over the next three years.

Note 11: Fair Value Measurements

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	December 31, 2020
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$2,270	$—	$2,270	$—
Restricted cash equivalents	9	—	9	—
Liabilities:
Long-term debt(1)	10,216	6,366	—	4,293
Interest rate swaps	82	—	82	—

	December 31, 2019
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$117	$—	$117	$—
Restricted cash equivalents	32	—	32	—
Liabilities:
Long-term debt(1)	7,731	5,230	—	2,834
Interest rate swaps	37	—	37	—
____________
(1)The carrying values include unamortized deferred financing costs and discount. The carrying values and fair values exclude finance lease liabilities and other debt of our VIEs.

We measure our interest rate swaps at fair value, which was determined using a discounted cash flow analysis that reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs of similar instruments, including interest rate curves, as applicable. Our interest rate swaps are included in other long-term liabilities in our consolidated balance sheets.

Our nonfinancial assets that were measured at fair value on a non-recurring basis during the year ended December 31, 2020, and for which we recorded impairment losses, were primarily related to certain hotel properties under operating and finance leases and goodwill, all of which were part of our ownership reporting unit. See Note 6: "Goodwill and Intangible

Assets" and Note 12: "Leases" for additional information on these impairment losses. The fair values, which were determined using significant Level 3 unobservable inputs, were as follows:

(in millions)
Goodwill(1)	$—
Other intangible assets, net(2)	—
Operating lease right-of-use assets(3)	52
Property and equipment, net(4)	9
____________
(1)Amount was measured at December 31, 2020.
(2)Amount was measured at March 31, 2020.
(3)Includes $24 million that was measured at March 31, 2020, $7 million that was measured at June 30, 2020 and $21 million that was measured at December 31, 2020. Amounts that were remeasured are excluded from the original measurement date and are included within the measurement date of their remeasurement. Additionally, certain of these assets were fully impaired at March 31, 2020, June 30, 2020 and December 31, 2020, which were the measurement dates.
(4)Includes $4 million that was measured at March 31, 2020 and $5 million that was measured at December 31, 2020. Amounts that were remeasured are excluded from the original measurement date and are included within the measurement date of their remeasurement. Additionally, certain of these assets were fully impaired at March 31, 2020 and September 30, 2020, which were the measurement dates.

The prolonged effects of the COVID-19 pandemic resulting from extended travel restrictions and continued declines in demand, including the re-emergence of government travel restrictions and hotel suspensions in late 2020, continued to adversely affect our expected future cash flows, most significantly for our ownership reporting unit, which includes hotel leases, many with fixed rent, and for which we are typically responsible for funding hotel operating losses. This caused us to reevaluate the cost structures for our lease agreements, including fixed rent terms, and the future operations of our ownership reporting unit. As such, during the fourth quarter of 2020, we performed a quantitative analysis of goodwill for potential impairment and we fully impaired the goodwill attributable to our ownership reporting unit by recognizing impairment losses of $104 million during the year ended December 31, 2020. We estimated the fair value of the reporting unit using discounted cash flow analyses, which included an estimate of the impact of the COVID-19 pandemic on the reporting unit's expected future cash flows, a stabilized growth rate of 2.5 percent after recovery and the present value of the reporting unit's terminal value. A discount rate of 12.0 percent was used for the fair value of the ownership reporting unit, which reflects a market rate of return.

We recognized impairment losses related to certain hotel properties under operating and finance leases during each reporting period in 2020 as short-term expected results for certain leased hotels declined from estimates used in the previous period's assessment of recoverability, generally due to extensions of government restrictions and additional visibility into expected hotel customer engagement at such properties. We assessed recoverability of any related lease intangible asset, operating and finance lease ROU asset and property and equipment using estimates of undiscounted net cash flows, and concluded that the carrying values of the assets for these certain hotels were not fully recoverable. We then estimated the fair value of these assets using discounted cash flow analyses. Both our undiscounted cash flow estimates used for assessment of recoverability and our discounted cash flows included an estimate of the impact of the COVID-19 pandemic on each leased property based on the expected recovery term. The stabilized growth rates after recovery and discount rates used for the fair value of the assets reflect the risk profile of the underlying cash flows and the individual markets where the assets are located, and are not necessarily indicative of our hotel portfolio as a whole. Estimations of stabilized growth rates after the recovery period ranged from 1.7 percent to 4.8 percent, and discount rates ranged from 7.0 percent to 12.0 percent, with the weighted average, based on relative impairment losses, for both inputs being at the lower end of each of the ranges. As a result of these non-recurring fair value measurements, we recognized impairment losses on these assets of $139 million during the year ended December 31, 2020.

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of December 31, 2020 and 2019.

Note 12: Leases

We lease hotel properties, land, corporate office space and equipment used at hotels and corporate offices, with our most significant lease liabilities related to hotel properties. As of December 31, 2020, we leased 48 hotels under operating leases and six hotels under finance leases, two of which were the liabilities of consolidated VIEs and were non-recourse to us. Our hotel leases expire at various dates, with varying renewal and termination options.

During the year ended December 31, 2020, we recognized $65 million and $4 million of impairment losses related to certain operating lease and finance lease ROU assets, respectively; see Note 11: "Fair Value Measurements" for additional information.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2020	2019
	(dollars in millions)
Operating leases:
Operating lease right-of-use assets	$772	$867
Accounts payable, accrued expenses and other	170	133
Operating lease liabilities	971	1,037

Finance leases:
Property and equipment, net	$40	$52
Current maturities of long-term debt	56	37
Long-term debt	196	208

Weighted average remaining lease term:
Operating leases	12.3 years	12.8 years
Finance leases	7.8 years	8.6 years

Weighted average discount rate:
Operating leases	3.82%	3.76%
Finance leases	5.85%	5.83%

The components of lease expense were as follows:

	Year Ended December 31,
	2020	2019
	(in millions)
Operating lease expense for fixed payments	$129	$144
Finance lease expense:
Amortization of ROU assets	26	30
Interest on lease liabilities	14	14
Variable lease expense(1)	17	168
____________
(1)Includes amounts related to variable operating lease terms and interest payments on finance leases.

Lease expense for our operating leases for the year ended December 31, 2018 included $225 million of fixed lease expense and $142 million of variable lease expense.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2020	2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$149	$187
Financing cash flows from finance leases	26	42
ROU assets obtained in exchange for lease liabilities in non-cash transactions:
Operating leases	33	48
Finance leases	20	61

Our future minimum lease payments as of December 31, 2020 were as follows:

	Operating Leases	Finance Leases
Year	(in millions)
2021	$210	$68
2022	156	42
2023	140	33
2024	118	31
2025	117	32
Thereafter	724	111
Total minimum lease payments	1,465	317
Less: imputed interest	(324)	(65)
Total lease liabilities	$1,141	$252

Note 13: Income Taxes

Income Tax Provision (Benefit)

Our income tax provision (benefit) includes federal, state and foreign income taxes payable. The domestic and foreign components of income (loss) before income taxes were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
U.S. income (loss) before tax	$(267)	$867	$881
Foreign income (loss) before tax	(657)	377	197
Income (loss) before income taxes	$(924)	$1,244	$1,078

The components of our provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Current:
Federal	$(6)	$190	$210
State	(32)	60	53
Foreign	69	128	60
Total current	31	378	323
Deferred:
Federal	(102)	(61)	(52)
State	(34)	(5)	(14)
Foreign	(99)	46	52
Total deferred	(235)	(20)	(14)
Total provision (benefit) for income taxes	$(204)	$358	$309

Reconciliations of our tax provision (benefit) at the U.S. statutory rate to the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Statutory U.S. federal income tax provision (benefit)	$(194)	$261	$226
State income taxes, net of U.S. federal income tax benefit	(24)	47	37
Impact of foreign operations	(106)	31	26
Goodwill impairment losses	22	—	—
Tax rate differential on U.S. federal net operating loss carryback	(14)	—	—
Changes in deferred tax asset valuation allowances	116	13	(6)
Provision for uncertain tax positions	7	16	16
Effects of the TCJ Act	—	—	13
Corporate restructuring	—	—	9
Other, net	(11)	(10)	(12)
Provision (benefit) for income taxes	$(204)	$358	$309

Corporate Restructuring

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

Tax Cuts and Jobs Act of 2017

During the year ended December 31, 2018, we made adjustments to provisional amounts that were recorded for the TCJ Act as of December 31, 2017, which included a tax benefit of $10 million related to the remeasurement of U.S. deferred tax assets and liabilities, a tax benefit of $2 million related to the transition tax applied to foreign earnings and $31 million of deferred tax liabilities related to CFC outside basis. All adjustment amounts were recognized in income tax expense during the year ended December 31, 2018, and our accounting for the effects of the TCJ Act was complete as of December 31, 2018.

Deferred Income Taxes

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The tax effects of the temporary differences and carryforwards that give rise to our net deferred taxes were as follows:

	December 31,
	2020	2019
	(in millions)
Deferred tax assets:
Net tax loss carryforwards and carrybacks	$593	$386
Compensation	135	138
Reserves	71	33
Operating and finance lease liabilities	382	404
Deferred income	271	260
Foreign tax credit carryforwards	48	49
Other	153	51
Total gross deferred tax assets	1,653	1,321
Less: valuation allowance	(654)	(501)
Deferred tax assets	999	820
Deferred tax liabilities:
Brands	(1,147)	(1,133)
Finite-lived intangible assets	(74)	(140)
Investment in foreign subsidiaries	(26)	(32)
Operating and finance lease ROU assets	(207)	(210)
Deferred tax liabilities	(1,454)	(1,515)
Net deferred taxes	$(455)	$(695)

As of December 31, 2020, we had: (i) a consolidated federal net operating loss carryback of $102 million, which resulted in deferred tax assets of $36 million; (ii) state net operating loss carryforwards and carrybacks of $27 million, which resulted in deferred tax assets of $2 million; (iii) separate return limitation year loss carryforwards of $125 million, which resulted in federal deferred tax assets of $25 million and state deferred tax assets of $6 million; and (iv) foreign net operating loss carryforwards and carrybacks of $2.1 billion and other foreign tax loss carryforwards of $101 million, resulting in deferred tax assets of $502 million and $22 million, respectively. Approximately $36 million of our deferred tax assets as of December 31, 2020 related to net operating loss carryforwards that will expire between 2021 and 2040 with less than $1 million of that amount expiring in 2021. Approximately $504 million of our deferred tax assets as of December 31, 2020 resulted from net operating loss carryforwards that are not subject to expiration. Approximately $53 million of our deferred tax assets as of December 31, 2020 resulted from other tax loss carryforwards that are not subject to expiration. We believe that it is more likely than not that the benefit from certain federal, state and foreign tax loss carryforwards will not be realized. In recognition of this assessment, we provided a valuation allowance of $451 million as of December 31, 2020 on the deferred tax assets relating to these tax loss carryforwards.

During the year ended December 31, 2020, we generated net operating losses in various jurisdictions and recorded a deferred tax benefit of $157 million for net operating losses, reduced by valuation allowances of $31 million, which resulted in a net deferred tax benefit of $126 million. We have also provided valuation allowances of $62 million on other deferred tax assets generated during the year. These losses have also caused a change in the expected realizability of existing deferred tax assets and, as a result, we have provided valuation allowances of $23 million on deferred tax assets that existed at the beginning of the year. Management determined whether we were more likely than not to realize the benefit of these assets by considering all available positive and negative evidence to determine whether sufficient future taxable income will be generated to permit the use of the deferred tax assets. Additionally, revaluations of certain existing deferred tax assets and their associated valuation allowances due to tax rate changes, foreign currency exchange rate changes and other changes resulted in no net income tax expense or benefit in the current year, but increased total valuation allowances by $37 million. Overall, our total valuation allowance increased by $153 million during the year ended December 31, 2020.

Tax Uncertainties

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign tax jurisdictions. We are under regular and recurring audit by the Internal Revenue Service ("IRS") and other taxing authorities on open tax positions.

The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in federal, state, local and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. As of December 31, 2020, we remain subject to federal and state examinations of our income tax returns for tax years from 2005 through 2019 and foreign examinations of our income tax returns for tax years from 1996 through 2019.

Reconciliations of the beginning and ending amounts of unrecognized tax benefits were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Balance at beginning of year	$395	$318	$283
Additions for tax positions related to prior years	45	67	37
Additions for tax positions related to the current year	56	13	16
Reductions for tax positions related to prior years	(13)	(3)	(15)
Settlements	(37)	1	—
Lapse of statute of limitations	(1)	(2)	(3)
Currency translation adjustment	6	1	—
Balance at end of year	$451	$395	$318

The changes to our unrecognized tax benefits during the year ended December 31, 2020 primarily related to uncertainty regarding prior year income tax returns in certain foreign jurisdictions where we operate, as well as the addition of reserves related to Hilton Honors. These changes were partially offset by reductions and settlements, primarily relating to the conclusion of certain state audits. The changes to our unrecognized tax benefits during the year ended December 31, 2019 were primarily related to uncertainty regarding affirmative refund claims submitted to the IRS during 2019, as well as the addition of reserves related to Hilton Honors. The changes to our unrecognized tax benefits during the year ended December 31, 2018 were primarily related to uncertainty regarding the calculations of tax deductions claimed in income tax returns filed during the year, as well as the addition of reserves related to Hilton Honors.

We recognize interest and penalties accrued related to uncertain tax positions in income tax benefit (expense) in our consolidated statements of operations. During the years ended December 31, 2020, 2019 and 2018, we recognized income tax expense related to interest and penalties of $13 million, $12 million and $6 million, respectively, in our consolidated statements of operations. As of December 31, 2020 and 2019, we had accrued approximately $65 million and $52 million, respectively, for interest and penalties related to our unrecognized tax benefits in our consolidated balance sheets. Included in the balances of unrecognized tax benefits as of December 31, 2020 and 2019 were $400 million and $380 million, respectively, associated with positions that, if favorably resolved, would provide a benefit to our effective income tax rate. As a result of the expected resolution of examination issues with federal, state and foreign tax authorities, we believe it is reasonably possible that during the next 12 months, the amount of unrecognized tax benefits will decrease by up to $82 million.

In prior periods, we received 30-day Letters from the IRS and the Revenue Agents Report ("RARs") for the 2006 through the 2013 tax years. We disagreed with several of the proposed adjustments in the RARs and filed formal appeals protests with the IRS. The issues being protested in appeals relate to assertions by the IRS that: (i) certain foreign currency denominated intercompany loans from our foreign subsidiaries to certain U.S. subsidiaries should be recharacterized as equity for U.S. federal income tax purposes and constitute deemed dividends from such foreign subsidiaries to our U.S. subsidiaries and (ii) in calculating the amount of U.S. taxable income resulting from Hilton Honors, we should not reduce gross income by the estimated costs of future redemptions, but rather such costs would be deductible at the time the points are redeemed. The unsettled proposed adjustments sought by the IRS for the tax years with open audits would result in additional U.S. federal tax owed of approximately $817 million, excluding interest and penalties and potential state income taxes. The portion of this amount related to Hilton Honors would result in a decrease to our future tax liability when the points are redeemed. We disagree with the IRS's position on each of these assertions and intend to vigorously contest them. However, based on continuing appeals process discussions with the IRS, we believe that it is more likely than not that we will not recognize the full benefit related to certain of the issues being appealed. Accordingly, as of December 31, 2020, we had recorded $97 million of unrecognized tax benefits related to these issues.

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

The employee benefit plans covering many of our international employees include: (i) a plan that covers workers in the United Kingdom (the "U.K. Plan"), which was frozen to further service accruals in 2013 and (ii) a number of smaller plans that cover workers in various countries around the world (the "International Plans"). The annual measurement date for all of these plans is December 31.

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

The following table presents the projected benefit obligation, fair value of plan assets, funded status and accumulated benefit obligation for the Domestic Plan, the U.K. Plan and the International Plans:

	Domestic Plan		U.K. Plan		International Plans
	2020	2019	2020	2019	2020	2019
	(in millions)
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$382	$357	$445	$375	$87	$83
Service cost	—	—	3	2	1	1
Interest cost	10	14	8	10	2	2
Prior service credit(1)	—	—	—	(3)	—	—
Actuarial loss	31	37	78	62	2	6
Settlements and curtailments	(1)	(2)	—	—	—	(1)
Effect of foreign currency exchange rates	—	—	22	13	3	—
Benefits paid	(23)	(24)	(15)	(14)	(5)	(4)
Benefit obligation at end of year	$399	$382	$541	$445	$90	$87

Change in Plan Assets:
Fair value of plan assets at beginning of year	$318	$274	$404	$340	$68	$63
Actual return on plan assets, net of expenses	41	53	66	57	3	6
Employer contributions	8	17	10	9	2	4
Settlements	(1)	(2)	—	—	—	(1)
Effect of foreign currency exchange rates	—	—	20	12	2	—
Benefits paid	(23)	(24)	(15)	(14)	(5)	(4)
Fair value of plan assets at end of year	343	318	485	404	70	68
Funded status at end of year (underfunded)	(56)	(64)	(56)	(41)	(20)	(19)
Accumulated benefit obligation	$399	$382	$541	$445	$90	$87
____________
(1)Relates to U.K. pension equalization requirements.

Amounts recognized in the consolidated balance sheets consisted of the following:

	Domestic Plan		U.K. Plan		International Plans
	2020	2019	2020	2019	2020	2019
	(in millions)
Other non-current assets	$—	$—	$—	$—	$11	$10
Other liabilities	(56)	(64)	(56)	(41)	(31)	(29)
Net amount recognized	$(56)	$(64)	$(56)	$(41)	$(20)	$(19)

Amounts recognized in accumulated other comprehensive loss consisted of the following:

	Domestic Plan			U.K. Plan			International Plans
	2020	2019	2018	2020	2019	2018	2020	2019	2018
	(in millions)
Net actuarial loss (gain)	$4	$(3)	$22	$41	$29	$(14)	$3	$3	$3
Prior service cost (credit)	(4)	(4)	(4)	—	(3)	4	—	—	—
Amortization of net loss	(4)	(3)	(3)	(4)	(3)	(4)	(1)	(1)	(1)
Net amount recognized	$(4)	$(10)	$15	$37	$23	$(14)	$2	$2	$2

The net periodic pension cost (credit) was as follows:

	Domestic Plan			U.K. Plan			International Plans
	2020	2019	2018	2020	2019	2018	2020	2019	2018
	(in millions)
Service cost	$3	$6	$6	$3	$2	$3	$1	$2	$2
Interest cost	10	14	12	8	10	9	2	2	2
Expected return on plan assets	(17)	(19)	(19)	(20)	(19)	(21)	(3)	(3)	(3)
Amortization of prior service cost	4	4	3	—	—	—	—	—	—
Amortization of net loss	4	3	3	4	3	4	1	1	1
Net periodic pension cost (credit)	$4	$8	$5	$(5)	$(4)	$(5)	$1	$2	$2

The weighted-average assumptions used to determine benefit obligations were as follows:

	Domestic Plan		U.K. Plan		International Plans
	2020	2019	2020	2019	2020	2019
Discount rate	2.4%	3.2%	1.3%	2.1%	1.8%	2.2%
Salary inflation	N/A	N/A	2.1	1.6	2.2	2.2
Pension inflation	N/A	N/A	2.7	2.8	1.8	1.9

The weighted-average assumptions used to determine net periodic pension cost (credit) were as follows:

	Domestic Plan			U.K. Plan			International Plans
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate	3.2%	4.3%	3.6%	2.1%	3.1%	2.6%	2.0%	3.1%	2.9%
Expected return on plan assets	6.3	7.0	7.0	5.0	5.5	5.5	2.7	4.3	4.6
Salary inflation	N/A	N/A	N/A	1.6	1.8	1.8	2.2	2.2	2.2
Pension inflation	N/A	N/A	N/A	2.8	3.0	3.0	1.9	1.8	1.8

The investment objectives for the various plans are preservation of capital, current income and long-term growth of capital. All plan assets are managed by outside investment managers and do not include investments in Hilton stock. Asset allocations are reviewed periodically by the investment managers.

Expected long-term returns on plan assets are determined using historical performance for debt and equity securities held by our plans, actual performance of plan assets and current and expected market conditions. Expected returns are formulated based on the target asset allocation. The target asset allocation for the Domestic Plan, as a percentage of total plan assets, as of December 31, 2020 and 2019, was 80 percent in funds that invest in equity securities and 20 percent in funds that invest in debt securities. The target asset allocation for the U.K. Plan and the International Plans, as a percentage of total plan assets, as of December 31, 2020 and 2019, was 75 percent in funds that invest in equity and debt securities and 25 percent in bond funds.

The following tables present the fair value hierarchy of total plan assets measured at fair value by asset category:

	December 31, 2020
	Domestic Plan	U.K. Plan	International Plans
	(in millions)
Level 1
Cash and cash equivalents	$—	$45	$12
Equity funds	—	75	3
Bond funds	2	43	—
Alternative investments	—	105	—
Level 2
Equity funds	—	—	4
Bond funds	—	—	6
Net asset value(1)
Bond funds	—	74	—
Common collective trusts	341	—	45
Alternative investments	—	87	—
Other	—	56	—
	$343	$485	$70

	December 31, 2019
	Domestic Plan	U.K. Plan	International Plans
	(in millions)
Level 1
Cash and cash equivalents	$—	$25	$12
Equity funds	—	61	2
Bond funds	2	40	—
Alternative investments	—	169	—
Level 2
Equity funds	—	—	4
Bond funds	—	—	6
Net asset value(1)
Bond funds	—	54	—
Common collective trusts	316	—	44
Other	—	55	—
	$318	$404	$68
____________
(1)Certain investments are measured at net asset value per share as a practical expedient and, therefore, have not been classified in the fair value hierarchy.

We expect to contribute approximately $15 million, $10 million and $3 million to the Domestic Plan, the U.K. Plan and the International Plans, respectively, in 2021.

As of December 31, 2020, the benefits expected to be paid in the next five years and in the aggregate for the five years thereafter were as follows:

	Domestic Plan	U.K. Plan	International Plans
Year	(in millions)
2021	$33	$15	$13
2022	26	16	6
2023	26	16	6
2024	26	17	6
2025	26	17	5
2026-2030	118	88	26
	$255	$169	$62

In January 2007, the Domestic Plan and plans maintained for certain domestic hotels currently or formerly managed by us were merged into a multiple employer plan. As of December 31, 2020 and 2019, the multiple employer plan had combined plan assets of $372 million and $345 million, respectively, and a projected benefit obligation of $426 million and $407 million, respectively.

We also have various employee defined contribution investment plans whereby we contribute matching percentages of employee contributions. The aggregate expense under these plans totaled $16 million, $17 million and $16 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Note 15: Share-Based Compensation

We recognized share-based compensation expense of $97 million, $154 million and $127 million during the years ended December 31, 2020, 2019 and 2018, respectively, which included amounts reimbursed by hotel owners. The total tax benefit recognized related to share-based compensation expense was $35 million, $41 million and $42 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, we accrued $12 million and $16 million, respectively, in accounts payable, accrued expenses and other in our consolidated balance sheets for certain awards settled in cash. The expense recognized for the year ended December 31, 2020 includes the expense recognized as a result of the modifications of our awards with performance conditions, as described in further detail below, and is net of the reversal of expenses recognized in prior periods for certain of the performance awards, as a result of the determination that they were no longer probable of achievement, prior to the modifications.

As of December 31, 2020, unrecognized compensation costs for unvested awards under the 2017 Plan were approximately $136 million, which are expected to be recognized over a weighted-average period of 1.6 years on a straight-line basis. As of December 31, 2020, there were 12.9 million shares of common stock available for future issuance under the 2017 Plan, plus any shares subject to awards outstanding under the 2013 Omnibus Incentive Plan, which will become available for issuance under the 2017 Plan if such outstanding awards expire or are terminated or are canceled or forfeited.

RSUs

The following table provides information about our RSU grants:

	Year Ended December 31,
	2020	2019	2018
Number of shares granted (in thousands)	942	963	912
Weighted average grant date fair value per share	$93.48	$83.47	$79.31
Aggregate intrinsic value of shares vested (in millions)	$97	$92	$123

The following table summarizes the activity of our RSUs during the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Outstanding as of December 31, 2019	1,780	$77.35
Granted	942	93.48
Vested	(984)	74.42
Forfeited	(245)	86.99
Outstanding as of December 31, 2020	1,493	88.55

Options

The following table provides information about our option grants:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Number of options granted	755	758	612
Weighted average exercise price per share	$93.33	$83.11	$79.36
Weighted average grant date fair value per share	$21.47	$21.08	$23.72

The weighted average grant date fair value per share of each of these option grants was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected volatility(1)	23.69%	23.51%	27.91%
Dividend yield(2)	0.55%	0.81%	0.74%
Risk-free rate(3)	0.96%	2.47%	2.73%
Expected term (in years)(4)	6.0	6.0	6.0
____________
(1)Estimated using historical movement of Hilton's stock price.
(2)Estimated based on the quarterly dividend and the three-month average stock price at the date of grant.
(3)Based on the yields of U.S. Department of Treasury instruments with similar expected lives.
(4)Estimated using the average of the vesting periods and the contractual terms of the options.

The following table summarizes the activity of our options during the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price per Share
	(in thousands)
Outstanding as of December 31, 2019	2,828	$65.72
Granted	755	93.33
Exercised	(355)	60.09
Forfeited	(201)	86.55
Outstanding as of December 31, 2020(1)	3,027	71.88
Exercisable as of December 31, 2020(2)	1,764	60.31
____________
(1)The aggregate intrinsic value was $107 million and the weighted average remaining contractual term was 7.0 years.
(2)The aggregate intrinsic value was $83 million and the weighted average remaining contractual term was 5.8 years.

Performance Shares

In December 2020, we modified our outstanding performance shares in response to the COVID-19 pandemic and its negative impact on the hospitality industry and, ultimately, the Company's performance. The modifications were structured to reward for results achieved prior to the COVID-19 pandemic, retain senior business leaders and incentivize for the recovery efforts via metrics most meaningful in assessing our performance during our recovery from the negative impact of the pandemic. Under the modified terms, which include new performance measures, eligible employees will receive the greater of the shares achieved based on the original or the modified terms, with the exception of certain executives who will receive the number of shares achieved under the modified terms. The modified terms did not change the vesting schedules of the original awards.

A total of 1,020,000 performance shares were modified, including 392,000 from the 2018 grant, 340,000 from the 2019 grant and 288,000 from the 2020 grant, with a modification date fair value per share of $102.95. Under the modified terms, a portion of the awards vests based on service conditions and the remaining portion of the awards were equally distributed to vest based on four new performance measures. As of December 31, 2020, these four new performance measures were probable of achievement and we recognized $44 million of compensation expense during the year ended December 31, 2020 based on the target achievement percentage. Further, we expect to recognize $62 million of additional expense from the modifications over the remaining terms of the awards. See Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" for additional information regarding the performance measures of the original grants and the new performance measures under the modified terms.

The following table provides information about our original performance share grants:

	Year Ended December 31,
	2020	2019	2018(1)
EBITDA CAGR:
Number of shares granted (in thousands)	174	192	183
Weighted average grant date fair value per share	$93.33	$83.11	$79.36
Aggregate intrinsic value of shares vested (in millions)	$29	$—	$—

FCF CAGR:
Number of shares granted (in thousands)	174	192	183
Weighted average grant date fair value per share	$93.33	$83.11	$79.36
Aggregate intrinsic value of shares vested (in millions)	29	$—	$—
____________
(1)The aggregate intrinsic value of performance shares vested was less than $1 million.

The following table summarizes the activity of our performance shares during the year ended December 31, 2020:

	EBITDA CAGR(1)		FCF CAGR(1)
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)		(in thousands)
Outstanding as of December 31, 2019	527	$74.46	527	$74.46
Granted	174	93.33	174	93.33
Performance achievement share adjustments(2)	218	64.29	218	64.29
Vested	(316)	58.45	(316)	58.45
Forfeited	(93)	84.78	(93)	84.78
Outstanding as of December 31, 2020	510	84.57	510	84.57
____________
(1)This performance measure relates to the original awards and, as discussed above and in Note 2: "Basis of Presentation and Summary of Significant Accounting Policies," we modified our outstanding performance awards in December 2020 whereby the achievement for the performance-based portion of our outstanding awards will be measured under four new performance measures, which include: (i) Adjusted EBITDA, (ii) FCF per share, (iii) NUG CAGR and (iv) RevPAR index growth.
(2)Reflects the number of shares achieved above target, based on actual performance, and includes the effect of the modifications; see above for further information.

Note 16: Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share ("EPS"):

	Year Ended December 31,
	2020	2019	2018
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income (loss) attributable to Hilton stockholders	$(715)	$881	$764
Denominator:
Weighted average shares outstanding	277	287	302
Basic EPS	$(2.58)	$3.07	$2.53

Diluted EPS:
Numerator:
Net income (loss) attributable to Hilton stockholders	$(715)	$881	$764
Denominator:
Weighted average shares outstanding(1)	279	290	305
Diluted EPS	$(2.56)	$3.04	$2.50
____________
(1)Approximately 2 million, 1 million and 1 million share-based compensation awards were excluded from the computation of diluted EPS for the years ended December 31, 2020, 2019 and 2018, respectively, because their effect would have been anti-dilutive under the treasury stock method.

Note 17: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2017	$(513)	$(229)	$1	$(741)
Other comprehensive income (loss) before reclassifications	(70)	(18)	17	(71)
Amounts reclassified from accumulated other comprehensive loss	—	9	5	14
Net current period other comprehensive income (loss)	(70)	(9)	22	(57)
Cumulative effect of the adoption of ASU 2018-02	38	(22)	—	16
Balance as of December 31, 2018	(545)	(260)	23	(782)
Other comprehensive loss before reclassifications	(5)	(17)	(35)	(57)
Amounts reclassified from accumulated other comprehensive loss	1	8	(10)	(1)
Net current period other comprehensive loss	(4)	(9)	(45)	(58)
Balance as of December 31, 2019	(549)	(269)	(22)	(840)
Other comprehensive income (loss) before reclassifications	33	(30)	(46)	(43)
Amounts reclassified from accumulated other comprehensive loss	5	10	8	23
Net current period other comprehensive income (loss)	38	(20)	(38)	(20)
Balance as of December 31, 2020	$(511)	$(289)	$(60)	$(860)
____________
(1)Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature. Amounts reclassified related to the liquidation of investments in foreign entities and were recognized in loss on foreign currency transactions in our consolidated statements of operations.
(2)Amounts reclassified related to the amortization of prior service costs and amortization of net loss and were recognized in other non-operating income (loss), net in our consolidated statements of operations.
(3)Amounts reclassified related to interest rate swaps, including interest rate swaps that were dedesignated and subsequently settled, and forward contracts that hedge our foreign currency denominated fees and were recognized in interest expense and franchise and licensing fees, base and other management fees and other revenues from managed and franchised properties, respectively, in our consolidated statements of operations.

Note 18: Business Segments

We are a hospitality company with operations organized in two distinct operating segments: (i) management and franchise and (ii) ownership. These segments are managed and reported separately because of their distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels that license our brands and where we provide other prescribed services, but where the day-to-day services of the hotels are operated or managed by someone other than us. This segment also earns licensing fees from HGV and strategic partnerships, including co-branded credit card arrangements, for the right to use certain Hilton marks and IP, as well as fees for managing properties in our ownership segment. As of December 31, 2020, this segment included 715 managed hotels and 5,646 franchised hotels consisting of 990,857 total rooms. As a result of the COVID-19 pandemic, approximately 1,245 hotels in our management and franchise segment had temporarily suspended operations at some point in time during the year ended December 31, 2020, of which, all but approximately 220 had reopened as of December 31, 2020.

As of December 31, 2020, our ownership segment included 61 properties totaling 19,400 rooms. The segment comprised 53 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, two hotels leased by consolidated VIEs and five hotels owned or leased by unconsolidated affiliates. As a result of the COVID-19 pandemic, approximately 35 hotels in our ownership segment, the majority of which are located in Europe, had temporarily suspended operations at some point in time during the year ended December 31, 2020. Although all of these hotels had reopened at some point during the year, additional and reinstated restrictions in Europe during the fourth quarter of 2020, resulted in the re-suspension of operations at approximately 10 of these hotels.

The performance of our operating segments is evaluated primarily on operating income (loss), without allocating other revenues and expenses or general and administrative expenses.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Franchise and licensing fees	$956	$1,691	$1,537
Base and other management fees(1)	144	394	385
Incentive management fees	38	230	235
Management and franchise	1,138	2,315	2,157
Ownership	421	1,422	1,484
Segment revenues	1,559	3,737	3,641
Amortization of contract acquisition costs	(29)	(29)	(27)
Other revenues	73	101	98
Direct reimbursements from managed and franchised properties(2)	1,375	3,110	2,881
Indirect reimbursements from managed and franchised properties(2)	1,332	2,576	2,357
Intersegment fees elimination(1)	(3)	(43)	(44)
Total revenues	$4,307	$9,452	$8,906
____________
(1)Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our consolidated statements of operations.
(2)Included in other revenues from managed and franchised properties in our consolidated statements of operations.

The following table presents operating income (loss) for our reportable segments, reconciled to consolidated income (loss) before income taxes:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Management and franchise(1)	$1,138	$2,315	$2,157
Ownership(1)	(202)	125	108
Segment operating income	936	2,440	2,265
Amortization of contract acquisition costs	(29)	(29)	(27)
Other revenues, less other expenses	13	29	47
Net other expenses from managed and franchised properties	(397)	(77)	(85)
Depreciation and amortization	(331)	(346)	(325)
General and administrative	(311)	(441)	(443)
Reorganization costs	(41)	—	—
Impairment losses	(258)	—	—
Gain on sale of assets, net	—	81	—
Operating income (loss)	(418)	1,657	1,432
Interest expense	(429)	(414)	(371)
Loss on foreign currency transactions	(27)	(2)	(11)
Loss on debt extinguishments	(48)	—	—
Other non-operating income (loss), net	(2)	3	28
Income (loss) before income taxes	$(924)	$1,244	$1,078
____________
(1)Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our consolidated statements of operations.

The following table presents total assets of our reportable segments, reconciled to consolidated amounts:

	December 31,
	2020	2019
	(in millions)
Management and franchise	$11,065	$11,455
Ownership	1,242	1,610
Corporate and other	4,448	1,892
	$16,755	$14,957

Total revenues by country were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
U.S.	$3,593	$7,423	$6,848
All other(1)	714	2,029	2,058
	$4,307	$9,452	$8,906
____________
(1)There are no countries included in this amount that individually represented more than 10 percent of total revenues for the years ended December 31, 2020, 2019 and 2018.

Property and equipment, net by country was as follows:

	December 31,
	2020	2019
	(in millions)
U.S.	$128	$145
United Kingdom	79	84
Japan	77	71
Germany	25	38
All other(1)	37	42
	$346	$380
____________
(1)There are no countries included in this amount that individually represented more than 10 percent of total property and equipment, net as of December 31, 2020 and 2019.

Note 19: Commitments and Contingencies

We provide performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees do not require us to fund shortfalls, but allow for termination of the contract, if specified operating performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls, creating variable interests in the ownership entities of the hotels, of which we are not the primary beneficiary. As of December 31, 2020, we had four performance guarantees, with expirations ranging from 2023 to 2039, and possible cash outlays totaling approximately $18 million. Our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee, and we have included the impact of the COVID-19 pandemic on these hotels in our expectations of their future operating performance. As of December 31, 2020 and 2019, we accrued current liabilities of $7 million and $3 million, respectively, for our performance guarantees. We may enter into new contracts containing performance guarantees in the future, which could increase our possible cash outlays.

As of December 31, 2020, we guaranteed a $10 million loan, which matures in 2023, for two hotels that we will franchise. Additionally, we have an agreement with the owner of a hotel that we manage to finance capital expenditures at the hotel. As of December 31, 2020, we had remaining possible cash outlays related to this agreement of approximately $10 million; however, we cannot currently estimate the timing of the payments or if they will be made at all.

We receive fees from managed and franchised properties to operate our marketing, sales and brand programs on behalf of hotel owners, which are based on the underlying hotel's sales or usage. As of December 31, 2020 and 2019, we had collected an aggregate of $5 million and $350 million in excess of amounts expended, respectively, across all programs. As a result of the adverse impact of the COVID-19 pandemic on our hotels' sales and, ultimately, the program fees we earn, our costs to operate these programs have outpaced the fees received, resulting in a material decline in our surplus position during the year ended December 31, 2020.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of December 31, 2020 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 20: Supplemental Disclosures of Cash Flow Information

Interest paid during the years ended December 31, 2020, 2019 and 2018 was $433 million, $360 million and $330 million, respectively.

Income taxes, net of refunds, paid during the years ended December 31, 2020, 2019 and 2018 were $79 million, $363 million and $288 million, respectively.

Refer to Note 12: "Leases" for supplemental disclosures of cash flow information related to operating and finance leases.

Note 21: Selected Quarterly Financial Information

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

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions, except per share data)
Revenues	$1,920	$564	$933	$890	$4,307
Operating income (loss)	68	(302)	11	(195)	(418)
Net income (loss)	18	(432)	(81)	(225)	(720)
Net income (loss) attributable to Hilton stockholders	18	(430)	(79)	(224)	(715)
Basic earnings (loss) per share(1)	$0.06	$(1.55)	$(0.29)	$(0.81)	$(2.58)
Diluted earnings (loss) per share(1)	$0.06	$(1.55)	$(0.28)	$(0.80)	$(2.56)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions, except per share data)
Revenues	$2,204	$2,484	$2,395	$2,369	$9,452
Operating income	312	478	519	348	1,657
Net income	159	261	290	176	886
Net income attributable to Hilton stockholders	158	260	288	175	881
Basic earnings per share(1)	$0.54	$0.90	$1.01	$0.62	$3.07
Diluted earnings per share(1)	$0.54	$0.89	$1.00	$0.61	$3.04
____________
(1)The sum of the earnings per share for the four quarters may differ from annual earnings per share due to the required method of computing the weighted average shares outstanding in interim periods.

Note 22: Subsequent Events

Senior Notes Offering

In February 2021, HOC issued $1.5 billion aggregate principal amount of 3.625% Senior Notes due 2032, which are jointly and severally guaranteed on a senior unsecured basis by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries, other than HOC, the issuer. Interest on the 2032 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning August 15, 2021. We used the net proceeds from the issuance, together with available cash, to pay all related fees and expenses, estimated to be approximately $22 million, and to redeem all $1.5 billion in aggregate principal amount of our outstanding 2026 Senior Notes and pay the related redemption premium of $55 million. Upon redemption of the 2026 Senior Notes, we also accelerated the recognition of $14 million of related unamortized deferred financing costs.

Repayment of Revolving Credit Facility

In January 2021, we repaid $250 million of the outstanding debt balance under our Revolving Credit Facility using available cash, resulting in an outstanding debt balance of $1,440 million under our Revolving Credit Facility.

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

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information about common stock that may be issued under our existing equity compensation plans. The only plan pursuant to which the Company may grant new equity-based awards is the Hilton 2017 Omnibus Incentive Plan, which replaced the Company's 2013 Omnibus Incentive Plan. The number of securities to be issued upon exercise of outstanding options, warrants and rights reflected in the table below includes shares underlying equity-based awards granted, and that remained outstanding as of December 31, 2020 under the equity compensation plans.

	As of December 31, 2020
	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	6,149,640	$71.88	12,874,717
____________
(1)Includes shares issuable upon exercise of stock options and 3,125,195 shares that may be issued upon the vesting of certain share-based compensation awards. The number of shares to be issued in respect of performance shares has been calculated based on the assumption that the maximum levels of performance applicable to the performance shares will be achieved after taking into account the performance share modifications that occurred in December 2020. The RSUs and performance shares cannot be exercised for consideration.

The remaining information required by this item is incorporated by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 14.     Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

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
4.1
Indenture with respect to the 4.875% Senior Notes due 2027 (the "2027 Notes"), dated as of March 16, 2017, by and among Hilton Worldwide Finance LLC, Hilton Worldwide Finance Corp., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 22, 2017).

4.2	Form of 4.875% Senior Note due 2027 (included in Exhibit 4.1).
4.3
First Supplemental Indenture with respect to the 2027 Notes, dated as of December 6, 2017, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

4.4
Second Supplemental Indenture with respect to the 2027 Notes, dated as of March 8, 2019, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

4.5
Third Supplemental Indenture with respect to the 2027 Notes, dated as of February 25, 2020, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

4.6
Fourth Supplemental Indenture with respect to the 2027 Notes, dated as of February 29, 2020, among the issuer, the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

4.7
Indenture with respect to the 5.125% Senior Notes due 2026 (the "2026 Notes"), dated as of April 13, 2018, by and among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 13, 2018).

4.8	Form of 5.125% Senior Note due 2026 (included in Exhibit 4.7).
4.9
First Supplemental Indenture with respect to the 2026 Notes, dated as of March 8, 2019, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

4.10
Second Supplemental Indenture with respect to the 2026 Notes, dated as of February 25, 2020, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

4.11
Third Supplemental Indenture with respect to the 2026 Notes, dated as of February 29, 2020, among the issuer, the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

4.12
Indenture, dated as of June 20, 2019, with respect to the 4.875% Senior Notes due 2030 (the "2030 Notes"), by and among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 24, 2019).

Exhibit Number	Exhibit Description
4.13	Form of 4.875% Senior Note due 2030 (included in Exhibit 4.12).
4.14
First Supplemental Indenture with respect to the 2030 Notes, dated as of September 12, 2019, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.20 to the Company's Registration Statement on Form S-4 filed on September 20, 2019).

4.15
Second Supplemental Indenture with respect to the 2030 Notes, dated as of February 25, 2020, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

4.16
Third Supplemental Indenture with respect to the 2030 Notes, dated as of February 29, 2020, among the issuer, the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

4.17
Indenture with respect to the 5.375% Senior Notes due 2025 and 5.750% Senior Notes due 2028, dated as of April 21, 2020, by and among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 22, 2020).

4.18	Form of 5.375% Senior Note due 2025 (included in Exhibit 4.17).
4.19	Form of 5.750% Senior Note due 2028 (included in Exhibit 4.17).
4.20
Indenture with respect to the 3.750% Senior Notes due 2029 and the 4.000% Senior Notes due 2031, dated as of December 1, 2020, by and among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 3, 2020).

4.21	Form of 3.750% Senior Note due 2029 (included in Exhibit 4.20).
4.22	Form of 4.000% Senior Note due 2031 (included in Exhibit 4.20).
4.23
Indenture with respect to the 3.625% Senior Notes due 2032, dated as of February 2, 2021, by and among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 4, 2021).

4.24	Form of 3.625% Senior Note due 2032 (included in Exhibit 4.23).
4.25	Description of Securities (incorporated by reference to Exhibit 4.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).
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

Exhibit Number	Exhibit Description
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

10.11	Hilton Worldwide Holdings Inc. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on November 8, 2013).*
10.12	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed on November 27, 2013).*
10.13
2005 Executive Deferred Compensation Plan (as Amended and Restated Effective as of January 1, 2018) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).*

10.14	Form of 2014 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*
10.15	Form of 2015 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*
10.16	Form of Deferred Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*
10.17	Form of 2017 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*
10.18	Hilton 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 26, 2017).*
10.19	Form of Deferred Share Unit Agreement for independent directors (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*
10.20	Form of 2018 Performance Share Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*
10.21	Form of 2018 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*

Exhibit Number	Exhibit Description
10.22
Letter Agreement relating to certain tax matters, dated as of October 24, 2016, by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc., and certain of Hilton Worldwide Holdings Inc.’s stockholders (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on October 24, 2016).

10.23
Letter Agreement relating to tax stockholders agreement, dated as of October 24, 2016, by and among Hilton Worldwide Holdings Inc., Hilton Grand Vacations Inc. and certain of Hilton Worldwide Holdings Inc.’s stockholders (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on October 24, 2016).

10.24
Amended and Restated Registration Rights Agreement, dated as of October 24, 2016, by and among Hilton Worldwide Holdings Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 24, 2016).

10.25
Tax Matters Agreement, dated January 2, 2017, among Hilton Worldwide Holdings Inc., Hilton Domestic Operating Company Inc., Park Hotels & Resorts Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 4, 2017).

10.26
License Agreement, dated January 2, 2017, by and between Hilton Worldwide Holdings Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on January 4, 2017).

10.27
Tax Stockholders Agreement, dated January 2, 2017, among Hilton Worldwide Holdings Inc., Hilton Grand Vacations Inc. and the other parties thereto (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on January 4, 2017).

10.28	Amendment One to the 2005 Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018).*
10.29
Form of 2019 Performance Award Agreement (EBITDA CAGR Performance Condition) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).*

10.30
Form of 2019 Performance Award Agreement (Free Cash Flow Per Share CAGR Performance Condition) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).*

10.31	Form of 2019 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).*
10.32	Form of 2019 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).*
10.33
Form of 2020 Performance Award Agreement (EBITDA CAGR Performance Condition) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.34
Form of 2020 Performance Award Agreement (Free Cash Flow Per Share CAGR Performance Condition) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.35	Form of 2020 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*
10.36	Form of 2020 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*
10.37
Release Agreement, dated March 5, 2020, between Jonathan Witter and Hilton Employer Inc. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.38	Executive Severance Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*
10.39
Separation Agreement and General Release, dated June 15, 2020, between Ian Carter and Hilton Domestic Operating Company Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.40	Form of Modification to 2018, 2019 and 2020 Performance Award Agreements.*
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Item 16.     Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in McLean, Virginia, on the 17th day of February 2021.

HILTON WORLDWIDE HOLDINGS INC.

By:	/s/ Christopher J. Nassetta
Name:	Christopher J. Nassetta
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 17th day of February 2021.

Signature	Title
/s/ Christopher J. Nassetta	President, Chief Executive Officer and Director
Christopher J. Nassetta	(principal executive officer)

/s/ Jonathan D. Gray	Chairman of the Board of Directors
Jonathan D. Gray

/s/ Charlene T. Begley	Director
Charlene T. Begley

/s/ Chris Carr	Director
Chris Carr

/s/ Melanie L. Healey	Director
Melanie L. Healey

/s/ Raymond E. Mabus, Jr.	Director
Raymond E. Mabus, Jr.

/s/ Judith A. McHale	Director
Judith A. McHale

/s/ John G. Schreiber	Director
John G. Schreiber

/s/ Elizabeth A. Smith	Director
Elizabeth A. Smith

/s/ Douglas M. Steenland	Director
Douglas M. Steenland

/s/ Kevin J. Jacobs	Chief Financial Officer and President, Global Development
Kevin J. Jacobs	(principal financial officer)

/s/ Michael W. Duffy	Senior Vice President, Chief Accounting and Risk Officer
Michael W. Duffy	(principal accounting officer)