Form 10-Q
period 2021-03-31
Hilton Worldwide Holdings Inc.
filed 2021-05-05
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of April 28, 2021 was 278,533,722.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,402	$3,218
Restricted cash and cash equivalents	45	45
Accounts receivable, net of allowance for credit losses of $138 and $132	797	771
Prepaid expenses	104	70
Other	120	98
Total current assets (variable interest entities – $38 and $53)	3,468	4,202
Intangibles and Other Assets:
Goodwill	5,084	5,095
Brands	4,895	4,904
Management and franchise contracts, net	691	653
Other intangible assets, net	241	266
Operating lease right-of-use assets	763	772
Property and equipment, net	327	346
Deferred income tax assets	194	194
Other	311	323
Total intangibles and other assets (variable interest entities – $186 and $199)	12,506	12,553
TOTAL ASSETS	$15,974	$16,755
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$1,271	$1,302
Current maturities of long-term debt	48	56
Current portion of deferred revenues	364	370
Current portion of liability for guest loyalty program	793	703
Total current liabilities (variable interest entities – $50 and $57)	2,476	2,431
Long-term debt	9,908	10,431
Operating lease liabilities	970	971
Deferred revenues	930	1,004
Deferred income tax liabilities	616	649
Liability for guest loyalty program	1,733	1,766
Other	961	989
Total liabilities (variable interest entities – $225 and $248)	17,594	18,241
Commitments and contingencies – see Note 13
Equity (Deficit):
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 331,448,235 issued and 278,527,885 outstanding as of March 31, 2021 and 330,511,254 issued and 277,590,904 outstanding as of December 31, 2020	3	3
Treasury stock, at cost; 52,920,350 shares as of March 31, 2021 and December 31, 2020	(4,453)	(4,453)
Additional paid-in capital	10,547	10,552
Accumulated deficit	(6,840)	(6,732)
Accumulated other comprehensive loss	(880)	(860)
Total Hilton stockholders' deficit	(1,623)	(1,490)
Noncontrolling interests	3	4
Total deficit	(1,620)	(1,486)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$15,974	$16,755

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues
Franchise and licensing fees	$242	$339
Base and other management fees	25	60
Incentive management fees	13	23
Owned and leased hotels	56	210
Other revenues	17	23
	353	655
Other revenues from managed and franchised properties	521	1,265
Total revenues	874	1,920

Expenses
Owned and leased hotels	110	239
Depreciation and amortization	51	91
General and administrative	97	60
Impairment losses	—	112
Other expenses	10	14
	268	516
Other expenses from managed and franchised properties	585	1,336
Total expenses	853	1,852

Operating income	21	68

Interest expense	(103)	(94)
Gain on foreign currency transactions	2	9
Loss on debt extinguishment	(69)	—
Other non-operating income, net	5	—

Loss before income taxes	(144)	(17)

Income tax benefit	35	35

Net income (loss)	(109)	18
Net loss attributable to noncontrolling interests	1	—
Net income (loss) attributable to Hilton stockholders	$(108)	$18

Earnings (loss) per share:
Basic	$(0.39)	$0.06
Diluted	$(0.39)	$0.06

Cash dividends declared per share	$—	$0.15

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$(109)	$18
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $(3) and $8	(29)	(24)
Pension liability adjustment, net of tax(1)	2	1
Cash flow hedge adjustment, net of tax of $(2) and $13	7	(36)
Total other comprehensive loss	(20)	(59)

Comprehensive loss	(129)	(41)
Comprehensive loss attributable to noncontrolling interests	1	—
Comprehensive loss attributable to Hilton stockholders	$(128)	$(41)
____________
(1)Amounts were less than $1 million for both periods.

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating Activities:
Net income (loss)	$(109)	$18
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of contract acquisition costs	7	8
Depreciation and amortization	51	91
Impairment losses	—	112
Gain on foreign currency transactions	(2)	(9)
Share-based compensation expense (benefit)	39	(12)
Deferred income taxes	(39)	(37)
Contract acquisition costs	(43)	(11)
Change in deferred revenues	(80)	12
Change in liability for guest loyalty program	57	55
Working capital changes and other	(52)	(98)
Net cash provided by (used in) operating activities	(171)	129
Investing Activities:
Capital expenditures for property and equipment	(3)	(12)
Capitalized software costs	(8)	(17)
Other	(5)	(18)
Net cash used in investing activities	(16)	(47)
Financing Activities:
Borrowings	1,500	1,690
Repayment of debt	(2,016)	(205)
Debt issuance costs and redemption premium	(74)	—
Dividends paid	—	(42)
Repurchases of common stock	—	(296)
Share-based compensation tax withholdings and other	(34)	(47)
Net cash provided by (used in) financing activities	(624)	1,100

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(5)	(7)
Net increase (decrease) in cash, restricted cash and cash equivalents	(816)	1,175
Cash, restricted cash and cash equivalents, beginning of period	3,263	630
Cash, restricted cash and cash equivalents, end of period	$2,447	$1,805

Supplemental Disclosures:
Cash paid during the year:
Interest	$72	$94
Income taxes, net of refunds	25	50

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts, and licensing its brands and intellectual property ("IP"). As of March 31, 2021, we managed, franchised, owned or leased 6,567 hotels and resorts, including timeshare properties, totaling 1,032,412 rooms in 119 countries and territories.

Basis of Presentation

The accompanying condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Additionally, interim results are not necessarily indicative of full year performance. In particular, the novel coronavirus ("COVID-19") pandemic had a material adverse impact on our results for the three months ended March 31, 2021 and 2020 when compared to periods prior to the onset of the pandemic in early 2020. As such, this interim period, as well as upcoming periods, are unlikely to be comparable to periods prior to the onset of the pandemic or to other periods affected by the pandemic, and are not indicative of future performance. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. All material intercompany transactions have been eliminated in consolidation.

Note 2: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as a component of current and long-term deferred revenues, during the three months ended March 31, 2021:

(in millions)
Balance as of December 31, 2020	$1,312
Cash received in advance and not recognized as revenue	23
Revenue recognized(1)	(60)
Other(2)	(31)
Balance as of March 31, 2021	$1,244
____________
(1)Revenue recognized during the three months ended March 31, 2021 included $46 million related to Hilton Honors, our guest loyalty program. Revenue recognized during the three months ended March 31, 2020 was $54 million, which included $40 million related to Hilton Honors.
(2)Primarily represents changes in estimated transaction prices for our performance obligations related to points issued under Hilton Honors, which had no effect on revenues.

Hilton Honors Points Pre-Sale

In April 2020, we pre-sold Hilton Honors points to American Express for $1.0 billion in cash (the "Honors Points Pre-Sale"). American Express and their respective designees may use the points in connection with Hilton Honors co-branded credit cards and for promotions, rewards and incentive programs or certain other activities as they may establish or engage in from time to time. Upon receipt of the cash, we recognized $636 million in deferred revenues and the remainder in liability for guest loyalty program; see below for additional information on the revenue recognition of the related deferred revenues.

Performance Obligations

As of March 31, 2021, we had deferred revenues for unsatisfied performance obligations consisting of: (i) $241 million related to Hilton Honors that will be recognized as revenue when the points are redeemed, which we estimate will occur over approximately the next two years; (ii) $407 million related to co-branded credit card arrangements, primarily consisting of deferred revenues for the Honors Points Pre-Sale of which a portion will be recognized as revenue when points are awarded, with the remaining portion recognized as revenue when the points are redeemed; and (iii) $596 million related to application, initiation and other fees that is expected to be recognized as revenue over the terms of the related contracts.

Note 3: Consolidated Variable Interest Entities

As of March 31, 2021 and December 31, 2020, we consolidated two variable interest entities ("VIEs") that each lease a hotel property. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities.

Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily comprised the following:

	March 31,	December 31,
	2021	2020
	(in millions)
Cash and cash equivalents	$26	$40
Property and equipment, net	69	76
Deferred income tax assets	56	57
Other non-current assets	61	66
Accounts payable, accrued expenses and other	26	27
Long-term debt(1)	181	203
Other long-term liabilities	17	17
____________
(1)Includes finance lease liabilities of $164 million and $184 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, there were no amounts drawn under the VIEs' revolving credit facilities that had borrowing capacities totaling 4.75 billion Japanese yen (equivalent to $43 million as of March 31, 2021).

We did not provide any financial or other support to any consolidated VIEs that we were not previously contractually required to provide during the three months ended March 31, 2021 and 2020.

Note 4: Finite-Lived Intangible Assets

Finite-lived intangible assets were as follows:

	March 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management contracts recorded at Merger(1)	$314	$(264)	$50
Contract acquisition costs	681	(149)	532
Development commissions and other	133	(24)	109
	$1,128	$(437)	$691

Other intangible assets:
Leases(1)	$141	$(81)	$60
Capitalized software costs	529	(403)	126
Hilton Honors(1)	341	(286)	55
	$1,011	$(770)	$241

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Management contracts recorded at Merger(1)	$317	$(261)	$56
Contract acquisition costs	632	(144)	488
Development commissions and other	132	(23)	109
	$1,081	$(428)	$653

Other intangible assets:
Leases(1)(2)	$157	$(95)	$62
Capitalized software costs	522	(378)	144
Hilton Honors(1)	342	(282)	60
	$1,021	$(755)	$266
____________
(1)Represents intangible assets that were initially recorded at their fair value as part of the October 2007 transaction whereby we became a wholly owned subsidiary of affiliates of The Blackstone Group Inc. (the "Merger").
(2)During the three months ended March 31, 2020, we recognized $46 million of impairment losses included in our condensed consolidated statement of operations.

Amortization of our finite-lived intangible assets was as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Recognized in depreciation and amortization expense(1)	$38	$77
Recognized as a reduction of franchise and licensing fees and base and other management fees	7	8
____________
(1)Includes amortization expense of $12 million and $49 million for the three months ended March 31, 2021 and 2020, respectively, associated with assets that were initially recorded at their fair value at the time of the Merger, some of which became fully amortized during 2020.

We estimate future amortization of our finite-lived intangible assets as of March 31, 2021 to be as follows:

	Recognized in Depreciation and Amortization Expense	Recognized as a Reduction of Franchise and Licensing Fees and Base and Other Management Fees
Year	(in millions)
2021 (remaining)	$94	$23
2022	98	30
2023	62	29
2024	14	29
2025	8	28
Thereafter	124	393
	$400	$532

Note 5: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of March 31, 2021, were as follows:

	March 31,	December 31,
	2021	2020
	(in millions)
Senior secured revolving credit facility with a rate of 1.11%, due 2024	$1,190	$1,690
Senior secured term loan facility with a rate of 1.86%, due 2026	2,619	2,619
Senior notes with a rate of 5.375%, due 2025	500	500
Senior notes with a rate of 5.125%, due 2026	—	1,500
Senior notes with a rate of 4.875%, due 2027	600	600
Senior notes with a rate of 5.750%, due 2028	500	500
Senior notes with a rate of 3.750%, due 2029	800	800
Senior notes with a rate of 4.875%, due 2030	1,000	1,000
Senior notes with a rate of 4.000%, due 2031	1,100	1,100
Senior notes with a rate of 3.625%, due 2032	1,500	—
Finance lease liabilities with a weighted average rate of 5.85%, due 2021 to 2030	227	252
Other debt with a rate of 3.08%, due 2026	17	19
	10,053	10,580
Less: unamortized deferred financing costs and discount	(97)	(93)
Less: current maturities of long-term debt(1)	(48)	(56)
	$9,908	$10,431
____________
(1)Represents current maturities of finance lease liabilities.

Our senior secured credit facilities consist of a $1.75 billion senior secured revolving credit facility (the "Revolving Credit Facility") and a senior secured term loan facility (the "Term Loan"). The obligations of our senior secured credit facilities are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries. During the three months ended March 31, 2021, we repaid $500 million of the outstanding debt balance on the Revolving Credit Facility. As of March 31, 2021, in addition to the outstanding debt balance, we had $60 million of letters of credit outstanding on our Revolving Credit Facility, resulting in an available borrowing capacity of $500 million.

In February 2021, we issued $1.5 billion aggregate principal amount of 3.625% Senior Notes due 2032 (the "2032 Senior Notes") and incurred $21 million of debt issuance costs. Interest on the 2032 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning August 15, 2021. We used the net proceeds from the issuance, together with available cash, to redeem all $1.5 billion in aggregate principal amount of our outstanding 5.125% Senior Notes due 2026 (the "2026 Senior Notes"), plus accrued and unpaid interest. In connection with the redemption, we paid a redemption premium of $55 million and accelerated the recognition of the unamortized deferred financing costs on the 2026 Senior Notes of $14 million, which were both included in loss on debt extinguishment in our condensed consolidated statement of operations for the three months ended March 31, 2021.

The 5.375% Senior Notes due 2025 (the "2025 Senior Notes"), the 4.875% Senior Notes due 2027, the 5.750% Senior Notes due 2028 (the "2028 Senior Notes"), the 3.750% Senior Notes due 2029, the 4.875% Senior Notes due 2030, the 4.000% Senior Notes due 2031 and the 2032 Senior Notes are collectively referred to as the Senior Notes and are jointly and severally guaranteed on a senior unsecured basis by the Parent and substantially all of its direct and indirect wholly owned domestic subsidiaries, other than Hilton Domestic Operating Company Inc. ("HOC"), an indirect wholly owned subsidiary of the Parent and the issuer of all of the series of Senior Notes.

The contractual maturities of our long-term debt as of March 31, 2021 were as follows:

Year	(in millions)
2021 (remaining)	$40
2022	29
2023	22
2024	1,212
2025	523
Thereafter	8,227
$10,053

Note 6: Fair Value Measurements

Estimates of the fair values of our financial instruments and nonfinancial assets were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	March 31, 2021
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$1,415	$—	$1,415	$—
Restricted cash equivalents	9	—	9	—
Liabilities:
Long-term debt(1)	9,712	6,114	—	3,788
Interest rate swaps	73	—	73	—

	December 31, 2020
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$2,270	$—	$2,270	$—
Restricted cash equivalents	9	—	9	—
Liabilities:
Long-term debt(1)	10,216	6,366	—	4,293
Interest rate swaps	82	—	82	—
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

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of March 31, 2021 and December 31, 2020.

Note 7: Leases

We lease hotel properties, land, corporate office space and equipment used at hotels and corporate offices, with our most significant lease liabilities related to hotel properties. As of March 31, 2021, we leased 48 hotels under operating leases and six hotels under finance leases, two of which were the liabilities of consolidated VIEs and were non-recourse to us. Our hotel leases expire at various dates, with varying renewal and termination options.

During the three months ended March 31, 2020, we recognized impairment losses in our condensed consolidated statement of operations related to certain hotel properties in our ownership segment under operating and finance leases, including $45 million of operating lease right-of-use ("ROU") assets and $21 million of property and equipment, net, of which $2 million related to finance lease ROU assets.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
ROU assets obtained in exchange for lease liabilities in non-cash transactions:
Operating leases	$28	$6
Finance leases	3	11

Our future minimum lease payments as of March 31, 2021 were as follows:

	Operating Leases	Finance Leases
Year	(in millions)
2021 (remaining)	$158	$49
2022	158	40
2023	144	32
2024	122	30
2025	120	30
Thereafter	746	104
Total minimum lease payments	1,448	285
Less: imputed interest	(321)	(58)
Total lease liabilities	$1,127	$227

Note 8: Income Taxes

The Company's income tax provision for interim reporting periods has historically been calculated by applying an estimate of the annual effective income tax rate for the full year to "ordinary" income (loss) for the interim reporting period, which is calculated as pre-tax income (loss) excluding unusual and infrequently occurring discrete items. For the three months ended March 31, 2021, we calculated the income tax provision using a discrete effective income tax rate method as if the interim year to date period was an annual period. We determined that since normal changes in estimated "ordinary" income (loss) would result in disproportionate changes in the estimated annual effective income tax rate, the Company's historic method of calculating its income tax provision for interim reporting periods would not provide a reliable estimate for the three months ended March 31, 2021.

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign tax jurisdictions. We are under regular and recurring audit by the Internal Revenue Service ("IRS") and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in federal, state, local and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. As of March 31, 2021, we remain subject to federal and state examinations of our income tax returns for tax years from 2005 through 2019 and foreign examinations of our income tax returns for tax years from 1996 through 2020.

Our total unrecognized tax benefits as of March 31, 2021 and December 31, 2020 were $444 million and $451 million, respectively. As of March 31, 2021 and December 31, 2020, we had accrued approximately $67 million and $65 million, respectively, for interest and penalties related to these unrecognized tax benefits. Included in the balances of unrecognized tax benefits as of March 31, 2021 and December 31, 2020 were $399 million and $400 million, respectively, associated with positions that, if favorably resolved, would provide a benefit to our effective income tax rate.

In prior periods, we received 30-day Letters from the IRS and the Revenue Agents Reports ("RARs") for the 2006 through the 2013 tax years. We disagreed with several of the proposed adjustments in the RARs and filed formal appeals protests with the IRS. The unsettled proposed adjustments sought by the IRS for the tax years with open audits would result in additional U.S. federal taxes owed of approximately $817 million, excluding interest and penalties and potential state income taxes. We disagree with the IRS's position on each of their assertions and intend to vigorously contest them. However, based on continuing appeals process discussions with the IRS, we believe that it is more likely than not that we will not recognize the full benefit related to certain of the issues being appealed. Accordingly, as of March 31, 2021, we had recorded $93 million of unrecognized tax benefits related to these issues.

Note 9: Share-Based Compensation

As part of the Hilton 2017 Omnibus Incentive Plan (the "2017 Plan"), we award time-vesting restricted stock units and restricted stock (collectively, "RSUs"), nonqualified stock options ("options") and performance-vesting RSUs ("performance shares") to our eligible employees. We recognized an expense of $39 million and a benefit of $12 million related to share-based compensation during the three months ended March 31, 2021 and 2020, respectively, which included amounts reimbursed by hotel owners. The benefit recognized during the three months ended March 31, 2020 was primarily due to the reversal of expense recognized in prior periods, as a result of the determination that the performance conditions of certain of the then-outstanding performance shares were no longer probable of achievement.

As of March 31, 2021, unrecognized compensation costs for unvested awards under the 2017 Plan were approximately $229 million, which are expected to be recognized over a weighted-average period of 1.9 years on a straight-line basis. As of March 31, 2021, there were 12.1 million shares of common stock available for future issuance under the 2017 Plan, plus any shares subject to awards outstanding under the 2013 Omnibus Incentive Plan, which will become available for issuance under the 2017 Plan, if such outstanding awards expire or are terminated, canceled, forfeited or withheld for taxes.

RSUs

During the three months ended March 31, 2021, we granted 573,000 RSUs with a weighted average grant date fair value per share of $123.02, which vest in equal annual installments over two or three years from the date of grant.

Options

During the three months ended March 31, 2021, we granted 361,000 options with an exercise price per share of $123.13, which vest in equal annual installments over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The grant date fair value per share of the options granted during the three months ended March 31, 2021 was $41.15, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility(1)	33.13%
Dividend yield(2)	—%
Risk-free rate(3)	0.92%
Expected term (in years)(4)	6.0
____________
(1)Estimated using a blended approach of historical and implied volatility. Historical volatility is based on the historical movement of Hilton's stock price for a period that corresponds to the expected life of the option.
(2)We have historically paid regular quarterly cash dividends. However, in March 2020, we suspended the declaration and payment of dividends as part of certain proactive measures we took to secure our liquidity position in response to the COVID-19 pandemic, and, at the time of the grant, we could not estimate when the payment of dividends would resume.
(3)Based on the yields of U.S. Department of Treasury instruments with similar expected lives.
(4)Estimated using the average of the vesting periods and the contractual term of the options.

Performance Shares

In December 2020, we modified our then-outstanding performance shares in response to the COVID-19 pandemic and its negative impact on the hospitality industry and, ultimately, the Company's performance. The modifications were structured to reward for results achieved prior to the COVID-19 pandemic, retain senior business leaders and incentivize for the recovery efforts by utilizing metrics most meaningful in assessing our performance during our recovery from the negative impact of the pandemic. Under the terms of the modified awards, a portion of the outstanding performance shares granted in 2019 were modified to vest based on performance prior to the pandemic and continued service, and the remaining portion of those performance shares and the performance shares granted in 2020 were converted to performance shares that will vest based on different performance measures from those under the original agreements. The modified terms did not change the vesting schedules of the original awards.

During the three months ended March 31, 2021, we granted 241,000 performance shares with a grant date fair value per share of $123.13. We recognize compensation expense based on the total number of performance shares that are expected to vest as determined by the related performance measure's achievement factor, which is estimated each reporting period and ranges from zero percent to 200 percent, with 100 percent being the target. As of March 31, 2021, we determined that the performance measures for all of the outstanding performance shares were probable of achievement, with the estimated applicable achievement factors at approximately target.

Note 10: Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share ("EPS"):

	Three Months Ended
	March 31,
	2021	2020
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income (loss) attributable to Hilton stockholders	$(108)	$18
Denominator:
Weighted average shares outstanding	278	277
Basic EPS	$(0.39)	$0.06

Diluted EPS:
Numerator:
Net income (loss) attributable to Hilton stockholders	$(108)	$18
Denominator:
Weighted average shares outstanding(1)	278	280
Diluted EPS	$(0.39)	$0.06
____________
(1)Approximately 3 million and 1 million share-based compensation awards were excluded from the computation of diluted EPS for the three months ended March 31, 2021 and 2020, respectively, because their effect would have been anti-dilutive under the treasury stock method.

Note 11: Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss

The following tables present the changes in the components of stockholders' equity (deficit):

	Three Months Ended March 31, 2021
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2020	278	$3	$(4,453)	$10,552	$(6,732)	$(860)	$4	$(1,486)
Net loss	—	—	—	—	(108)	—	(1)	(109)
Other comprehensive loss	—	—	—	—	—	(20)	—	(20)
Share-based compensation	1	—	—	(5)	—	—	—	(5)
Balance as of March 31, 2021	279	$3	$(4,453)	$10,547	$(6,840)	$(880)	$3	$(1,620)

	Three Months Ended March 31, 2020
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2019	279	$3	$(4,169)	$10,489	$(5,965)	$(840)	$10	$(472)
Net income	—	—	—	—	18	—	—	18
Other comprehensive loss	—	—	—	—	—	(59)	—	(59)
Dividends(1)	—	—	—	—	(42)	—	—	(42)
Repurchases of common stock(1)	(3)	—	(279)	—	—	—	—	(279)
Share-based compensation	1	—	(14)	(46)	—	—	—	(60)
Cumulative effect of the adoption of ASU 2016-13(2)	—	—	—	—	(10)	—	—	(10)
Balance as of March 31, 2020	277	$3	$(4,462)	$10,443	$(5,999)	$(899)	$10	$(904)
____________
(1)In March 2020, we suspended share repurchases and the declaration of dividends.
(2)Relates to Accounting Standards Update No. 2016-13 ("ASU 2016-13"), Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that was adopted on January 1, 2020.

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2020	$(511)	$(289)	$(60)	$(860)
Other comprehensive income (loss) before reclassifications	(29)	(1)	2	(28)
Amounts reclassified from accumulated other comprehensive loss	—	3	5	8
Net current period other comprehensive income (loss)	(29)	2	7	(20)
Balance as of March 31, 2021	$(540)	$(287)	$(53)	$(880)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2019	$(549)	$(269)	$(22)	$(840)
Other comprehensive loss before reclassifications	(25)	(1)	(34)	(60)
Amounts reclassified from accumulated other comprehensive loss	1	2	(2)	1
Net current period other comprehensive income (loss)	(24)	1	(36)	(59)
Balance as of March 31, 2020	$(573)	$(268)	$(58)	$(899)
____________
(1)Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature. The amount reclassified during the three months ended March 31, 2020 related to the liquidation of an investment in a foreign entity and was recognized in gain on foreign currency transactions in our condensed consolidated statement of operations.
(2)Amounts reclassified related to the amortization of prior service cost (credit) and amortization of net loss and were recognized in other non-operating income, net in our condensed consolidated statements of operations.
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

Note 12: Business Segments

We are a hospitality company with operations organized in two distinct operating segments: (i) management and franchise and (ii) ownership. These segments are managed and reported separately because of their distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels that license our brands and where we provide other prescribed services, but where the day-to-day services of the hotels are operated or managed by someone other than us. This segment also earns licensing fees from Hilton Grand Vacations Inc. ("HGV") and strategic partnerships, including co-branded credit card arrangements, for the right to use certain Hilton marks and IP, as well as fees for managing properties in our ownership segment. As of March 31, 2021, this segment included 717 managed hotels and 5,733 franchised hotels consisting of 1,003,961 total rooms. As a result of the COVID-19 pandemic, during the three months ended March 31, 2021 and 2020, the operations of certain hotels in our management and franchise segment were suspended for some period of time. As of March 31, 2021, all but approximately 200 of these hotels were open.

As of March 31, 2021, our ownership segment included 61 properties totaling 19,400 rooms. The segment comprised 53 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, two hotels that were each leased by a consolidated VIE and five hotels owned or leased by unconsolidated affiliates. As a result of the COVID-19 pandemic, the operations of approximately 15 hotels in our ownership segment were suspended for some period of time during the three months ended March 31, 2021 and approximately five remained suspended as of March 31, 2021. Although the operations of certain hotels in our ownership segment were suspended for some period of time during the three months ended March 31, 2020, the suspensions began in late March 2020.

The performance of our operating segments is evaluated primarily on operating income (loss), without allocating other revenues and expenses or general and administrative expenses.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Franchise and licensing fees	$245	$342
Base and other management fees(1)	30	66
Incentive management fees	13	23
Management and franchise	288	431
Ownership	56	210
Segment revenues	344	641
Amortization of contract acquisition costs	(7)	(8)
Other revenues	17	23
Direct reimbursements from managed and franchised properties(2)	223	745
Indirect reimbursements from managed and franchised properties(2)	298	520
Intersegment fees elimination(1)	(1)	(1)
Total revenues	$874	$1,920
____________
(1)Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.
(2)Included in other revenues from managed and franchised properties in our condensed consolidated statements of operations.

The following table presents operating income (loss) for our reportable segments, reconciled to consolidated loss before income taxes:

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Management and franchise(1)	$288	$431
Ownership(1)	(55)	(30)
Segment operating income	233	401
Amortization of contract acquisition costs	(7)	(8)
Other revenues, less other expenses	7	9
Net other expenses from managed and franchised properties	(64)	(71)
Depreciation and amortization expenses	(51)	(91)
General and administrative expenses	(97)	(60)
Impairment losses	—	(112)
Operating income	21	68
Interest expense	(103)	(94)
Gain on foreign currency transactions	2	9
Loss on debt extinguishment	(69)	—
Other non-operating income, net	5	—
Loss before income taxes	$(144)	$(17)
____________
(1)Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

The following table presents total assets of our reportable segments, reconciled to consolidated amounts:

	March 31,	December 31,
	2021	2020
	(in millions)
Management and franchise	$11,097	$11,065
Ownership	1,189	1,242
Corporate and other	3,688	4,448
	$15,974	$16,755

Note 13: Commitments and Contingencies

We provide performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees do not require us to fund shortfalls, but allow for termination of the contract, if specified operating performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls, creating variable interests in the ownership entities of the hotels, of which we are not the primary beneficiary. As of March 31, 2021, we had five performance guarantees, with expirations ranging from 2023 to 2039, and possible cash outlays totaling approximately $20 million. Our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee. We have included the impact of the COVID-19 pandemic on these hotels in our expectations of their future operating performance and, as of March 31, 2021 and December 31, 2020, we accrued current liabilities of $5 million and $7 million, respectively, for our performance guarantees. We may enter into new contracts containing performance guarantees in the future, which could increase our possible cash outlays.

As of March 31, 2021, we guaranteed a $10 million loan, which matures in 2023, for two hotels that we will franchise. Additionally, we have an agreement with the owner of a hotel that we manage to finance capital expenditures at the hotel. As of March 31, 2021, we had remaining possible cash outlays related to this agreement of approximately $10 million; however, we cannot currently estimate the timing of the payments or if they will be made at all.

We receive fees from managed and franchised properties to operate our marketing, sales and brand programs on behalf of hotel owners, which are based on the underlying hotel's sales or usage. As a result of the adverse impact of the COVID-19 pandemic on our hotels' sales and, ultimately, the program fees we earn, our costs to operate these programs have outpaced the fees received, which, as of March 31, 2021, resulted in $52 million of amounts expended on behalf of these programs exceeding the amounts collected. As of December 31, 2020, we had collected an aggregate of $5 million in excess of amounts expended, across all programs.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2021 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the impact of the COVID-19 pandemic, the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry, macroeconomic factors beyond our control, risks related to the impact of the COVID-19 pandemic, competition for hotel guests and management and franchise contracts, risks related to doing business with third-party hotel owners, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the U.S. and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

COVID-19 Pandemic

Since the beginning of 2020, the COVID-19 pandemic has significantly impacted the global economy and strained the hospitality industry due to travel restrictions and stay-at-home directives in place at various times, resulting in cancellations and significantly reduced travel around the world. In response to the global crisis, we took actions to prioritize the safety and security of our guests, employees and owners and support our communities, as well as help our business withstand this uncertain time; see further discussion in "—Liquidity and Capital Resources."

The reduction in travel resulted in the complete and partial suspensions of operations at certain of our hotels throughout 2020, although the majority of those properties had reopened by December 31, 2020. During the three months ended March 31, 2021, reopenings outpaced suspensions; however, the operations of approximately 275 hotels were suspended for some period of time during the period. Our Asia Pacific region began experiencing the effects of the pandemic in January 2020, while the pronounced negative results and hotel suspensions in the Americas and Europe, Middle East and Africa ("EMEA") regions did not begin until mid-March 2020. Additionally, since the beginning of the pandemic, the pervasiveness and severity of travel restrictions and stay-at-home directives have varied by country and state and have fluctuated with COVID-19 infection surges and contractions and COVID-19 vaccination distributions, which commenced in late 2020. As such, the pandemic had a material adverse impact on our results for the three months ended March 31, 2021 and 2020 when compared to periods prior to the onset of the pandemic, and although both periods were significantly impacted by the pandemic, they are not considered comparable, and no two periods affected by the pandemic are expected to be comparable in the future. In addition, although the distribution of effective COVID-19 vaccinations is a promising development, we are unable to predict how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains) and when normal economic activity and business operations will resume. Accordingly, given the ongoing nature of the COVID-19 pandemic, the ultimate impact that it will have on the Company’s business, financial performance and results of operations remains uncertain.

As of April 28, 2021, 97 percent of our global hotel properties were open, while the operations of approximately 175 hotels were suspended, and we expect all of our hotel properties to be open by the end of 2021. Refer to "—Results of Operations" for further discussion on signs of recovery experienced during the period.

Overview

Our Business

Hilton is one of the largest hospitality companies in the world, with 6,567 properties comprising 1,032,412 rooms in 119 countries and territories as of March 31, 2021. Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, LXR Hotels & Resorts, Conrad Hotels & Resorts, Canopy by Hilton, Tempo by Hilton and Motto by Hilton; our full service hotel brands, Signia by Hilton, Hilton Hotels & Resorts, Curio Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton and Embassy Suites by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. As of March 31, 2021, we had 115 million members in our award-winning guest loyalty program, Hilton Honors.

Segments and Regions

We analyze our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments that are based on similar products or services: (i) management and franchise and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our brands and IP. This segment generates its revenue from: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from HGV and strategic partnerships, including co-branded credit card arrangements, for the right to use certain Hilton marks and IP; and (iii) fees for managing properties in our ownership segment. As a manager of hotels, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation systems, marketing and information technology services, while a third party manages or operates such franchised hotels. The ownership segment primarily derives earnings from providing nightly hotel room sales, food and beverage sales and other services at our owned and leased hotels.

Geographically, we conduct business through three distinct geographic regions: (i) the Americas; (ii) EMEA; and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S., which represented 71 percent of our system-wide hotel rooms as of March 31, 2021, is included in the Americas region, it is often analyzed separately and apart from the Americas region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

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

During the three months ended March 31, 2021, we added over 100 hotels, consisting of 16,500 rooms, to our system, contributing to over 13,100 net additional hotel rooms. As of March 31, 2021, we had over 2,570 hotels in our development pipeline that we expect to add to our system in the future, representing nearly 399,000 rooms under construction or approved for development throughout 114 countries and territories, including 31 countries and territories where we do not currently have any existing hotels. Nearly all of the rooms in the development pipeline are within our management and franchise segment. Additionally, of the rooms in the development pipeline, 241,000 rooms were located outside the U.S., and 204,000 rooms were under construction. We do not consider any individual development project to be material to us.

Brexit

In June 2016, the United Kingdom ("U.K.") held a referendum in which voters approved an exit from the European Union ("E.U.") (commonly referred to as "Brexit"). In December 2020, the U.K. and the E.U. reached a new bilateral trade and cooperation deal governing their future relationship (the "EU-UK Trade and Cooperation Agreement"), which has now been approved by all parties and will be fully implemented from May 1, 2021. While our results as of and for the three months ended March 31, 2021 were not materially affected by Brexit specifically, the final outcomes are not yet certain. In addition, while the EU-UK Trade and Cooperation Agreement provides clarity in respect of the intended future relationship between the U.K. and the E.U. and some detailed matters of trade and cooperation, it remains unclear what general long-term economic, financial, trade and legal implications the U.K. withdrawal from the E.U. will have and how it will ultimately affect our business. Brexit measures could potentially disrupt the markets we serve and cause tax and foreign currency exchange rate volatility, which could have adverse effects on our business. We will continue to monitor the potential impact of Brexit on our business in future periods.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results were not available. Of the 6,511 hotels in our system as of March 31, 2021, 5,642 hotels were classified as comparable hotels. Our 869 non-comparable hotels included 48 hotels, or less than one percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were otherwise not available.

When considering business interruption in the context of our definition of comparable hotels, any hotel that had completely or partially suspended operations on a temporary basis at any point as a result of the COVID-19 pandemic was considered to be part of the definition of comparable hotels. Despite these temporary suspensions of hotel operations, we believe that including these hotels within our hotel operating statistics of occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") reflects the underlying results of our business for the three months ended March 31, 2021 and 2020.

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

References to RevPAR, ADR and occupancy are presented on a comparable basis, and references to RevPAR and ADR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three months ended March 31, 2021 and 2020 use the exchange rates for the three months ended March 31, 2021.

EBITDA and Adjusted EBITDA

EBITDA reflects net income (loss), excluding interest expense, a provision for income tax benefit (expense) and depreciation and amortization. Adjusted EBITDA is calculated as EBITDA, as previously defined, further adjusted to exclude certain items, including gains, losses, revenues and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated equity investments; (ii) foreign currency transactions; (iii) debt restructurings and retirements; (iv) furniture, fixtures and equipment ("FF&E") replacement reserves required under certain lease agreements; (v) share-based compensation; (vi) reorganization, severance, relocation and other expenses; (vii) non-cash impairment; (viii) amortization of contract acquisition costs; (ix) the net effect of reimbursable costs included in other revenues and other expenses from managed and franchised properties; and (x) other items.

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

•EBITDA and Adjusted EBITDA do not reflect income tax expenses or the cash requirements to pay our taxes;

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

Results of Operations

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Change
	March 31, 2021	2021 vs. 2020
U.S.
Occupancy	47.7%	(9.9)%	pts.
ADR	$107.23	(23.4)%
RevPAR	$51.10	(36.6)%

Americas (excluding U.S.)
Occupancy	30.3%	(21.3)%	pts.
ADR	$94.43	(22.7)%
RevPAR	$28.64	(54.6)%

Europe
Occupancy	19.3%	(32.7)%	pts.
ADR	$81.59	(35.0)%
RevPAR	$15.74	(75.9)%

MEA
Occupancy	42.6%	(15.7)%	pts.
ADR	$124.56	(6.9)%
RevPAR	$53.12	(31.9)%

Asia Pacific
Occupancy	43.7%	6.5%	pts.
ADR	$97.60	(20.5)%
RevPAR	$42.65	(6.6)%

System-wide
Occupancy	43.9%	(11.0)%	pts.
ADR	$105.38	(23.0)%
RevPAR	$46.23	(38.4)%

During the three months ended March 31, 2021, the COVID-19 pandemic continued to negatively impact our business and our hotel operating statistics. As a result of the pandemic, certain hotels suspended operations at various times throughout 2020 and, although the majority of those hotels were reopened by 2021, new suspensions and re-suspensions continued during the three months ended March 31, 2021. The operations of approximately 275 properties, which are primarily located in the U.S. and Europe, were suspended for some period of time during the three months ended March 31, 2021, as compared to approximately 730 properties during the three months ended March 31, 2020. While approximately 97 percent of our global hotel properties were open as of March 31, 2021, most properties, including those that reopened following suspensions of their operations, experienced significantly lower occupancy as compared to prior to the pandemic, as business and transient demand was lower due to factors related to the pandemic, such as travel restrictions and health and safety concerns.

The negative impact of the COVID-19 pandemic affected the Asia Pacific region in January 2020, before spanning to the U.S., Americas (excluding the U.S.), Europe and MEA regions in mid-March 2020. Therefore, the results for the three months ended March 31, 2021 and 2020 for the U.S., Americas (excluding the U.S.), Europe and MEA regions are less comparable than the Asia Pacific region and reflect more pronounced declines in RevPAR between the two periods. However, overall, signs of recovery are evident as our properties continue to reopen and, although we historically expect our revenues to be lowest in the first quarter given the seasonality of our industry, we had sequential monthly improvement in occupancy, ADR and RevPAR on a system-wide basis from December 2020 through March 2021, with a 23.2 percent improvement in system-wide RevPAR for the month of March 2021 as compared to the month of March 2020.

The table below provides a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Net income (loss)	$(109)	$18
Interest expense	103	94
Income tax benefit	(35)	(35)
Depreciation and amortization expenses	51	91
EBITDA	10	168
Gain on foreign currency transactions	(2)	(9)
Loss on debt extinguishment	69	—
FF&E replacement reserves	4	14
Share-based compensation expense (benefit)	39	(12)
Impairment losses	—	112
Amortization of contract acquisition costs	7	8
Net other expenses from managed and franchised properties	64	71
Other adjustments(1)	7	11
Adjusted EBITDA	$198	$363
____________
(1)Includes severance and other items.

Revenues

	Three Months Ended		Percent
	March 31,		Change
	2021	2020	2021 vs. 2020
	(in millions)
Franchise and licensing fees	$242	$339	(28.6)

Base and other management fees	$25	$60	(58.3)
Incentive management fees	13	23	(43.5)
Total management fees	$38	$83	(54.2)

The COVID-19 pandemic began to significantly impact our franchise and licensing fees and management fees in March 2020. As a result of the pandemic, during the three months ended March 31, 2021 and 2020, the operations of certain of our franchised and managed hotels were suspended for some period of time. As of March 31, 2021, all but approximately 200 of these hotels were open.

In addition to the suspensions of hotel operations, the related reduction in global travel and tourism led to decreases in our hotel operating statistics during the three months ended March 31, 2021, compared to the same period in the prior year, and, ultimately, decreases in our franchise fees and management fees. For the three months ended March 31, 2021, RevPAR decreased 33.3 percent at our comparable franchised properties and 50.2 percent at our comparable managed properties, as a result of decreases in occupancy of 8.9 percentage points and 16.5 percentage points, respectively, and reduced ADR of 20.8 percent and 25.8 percent, respectively. The decreases in RevPAR during the period were primarily attributable to decreases in January 2021 and February 2021 when compared to the same period in the prior year, as March 2021 showed RevPAR improvement at both comparable franchised properties and managed properties of 25.7 percent and 17.6 percent, respectively, when compared to the same period in the prior year.

Including new development and ownership type transfers, from January 1, 2020 to March 31, 2021, we added 460 managed and franchised properties on a net basis, providing an additional 61,700 rooms to our management and franchise segment. While we have historically experienced increases to franchise fees and management fees as new hotels are a part of our system for full periods, the impact of the COVID-19 pandemic outweighed the positive impact of these property additions on our franchise fees and management fees from non-comparable hotels.

Additionally, licensing and other fees decreased $19 million during the three months ended March 31, 2021, primarily due to decreases in licensing fees from HGV and our strategic partnerships, which were the result of reductions in timeshare revenues and lower co-branded credit cardholder spend, respectively, both resulting from the COVID-19 pandemic.

Incentive fees decreased during the period as they are based on hotels' operating profits, which have declined from the prior year as a result of decreased demand due to the COVID-19 pandemic.

	Three Months Ended		Percent
	March 31,		Change
	2021	2020	2021 vs. 2020
	(in millions)
Owned and leased hotels	$56	$210	(73.3)

Owned and leased hotel revenues decreased primarily due to the COVID-19 pandemic and the related reduction in global travel and tourism. As a result of the COVID-19 pandemic, the operations of approximately 15 of our owned and leased hotels, all of which are located in Europe, were suspended for some period of time during the three months ended March 31, 2021, and five remained suspended as of March 31, 2021. Although the operations of some of our owned and leased hotels were suspended for some period of time during the three months ended March 31, 2020, the suspensions began in late March, when our owned and leased hotels began to be significantly impacted by the pandemic. The decrease in owned and leased hotel revenues was primarily attributable to the $114 million decrease in revenues from our comparable owned and leased hotels, due to reduced RevPAR of 79.6 percent, resulting from decreases in occupancy and ADR of 37.1 percentage points and 27.1 percent, respectively.

	Three Months Ended		Percent
	March 31,		Change
	2021	2020	2021 vs. 2020
	(in millions)
Other revenues	$17	$23	(26.1)

Other revenues decreased primarily due to decreased revenues from our purchasing operations, which predominately related to lower volume purchasing based on reduced hotel demand as a result of the COVID-19 pandemic.

Operating Expenses

	Three Months Ended		Percent
	March 31,		Change
	2021	2020	2021 vs. 2020
	(in millions)
Owned and leased hotels	$110	$239	(54.0)

Owned and leased hotel expenses decreased primarily due to a decrease in occupancy and certain hotels having suspended operations for some period of time as a result of the COVID-19 pandemic, which led to reduced variable operating costs and food and beverage expenses. Further, as a result of declining performance, variable rent, which is generally based on a percentage of hotel revenues or profits, decreased at most leased hotels that have a variable rent structure. However, certain fixed costs of maintaining these hotels, such as fixed rent and certain minimum maintenance and utility costs, even with suspended operations or operating with very low occupancy, could not be reduced at the same rate as the hotel revenue decreases during the period.

	Three Months Ended		Percent
	March 31,		Change
	2021	2020	2021 vs. 2020
	(in millions)
Depreciation and amortization expenses	$51	$91	(44.0)
General and administrative expenses	97	60	61.7
Impairment losses	—	112	(100.0)
Other expenses	10	14	(28.6)

The decrease in depreciation and amortization expenses was primarily due to a decrease in amortization expense, which was largely the result of certain management and franchise contract intangible assets recorded at the Merger becoming fully amortized during 2020.

The increase in general and administrative expenses was primarily due to increased share-based compensation expense as a result of a benefit recognized during the three months ended March 31, 2020 due to the reversal of previously recognized expense resulting from the determination that the performance conditions of certain then-outstanding performance shares were no longer probable of achievement, while compensation expense was recognized during the three months ended March 31, 2021 for all of the outstanding performance shares, which were probable of achievement. See Note 9: "Share-Based Compensation" in our unaudited condensed consolidated financial statements for additional information. This increase was partially offset by a decrease in corporate costs associated with the reorganization initiated by the Company in June 2020, in response to the COVID-19 pandemic.

During the three months ended March 31, 2020, we recognized impairment losses of $45 million, $21 million and $46 million for operating lease ROU assets, property and equipment and other intangible assets, respectively, related to our leased hotel properties. These impairment losses were due to a decline in results and expected future performance at the related hotels as a result of the COVID-19 pandemic.

Other expenses decreased primarily as a result of a decrease in expenses from our purchasing operations, resulting from reduced hotel demand, as well as a decrease in expenses related to a performance guarantee that was recognized during the three months ended March 31, 2020.

Non-operating Income and Expenses

	Three Months Ended		Percent
	March 31,		Change
	2021	2020	2021 vs. 2020
	(in millions)
Interest expense	$(103)	$(94)	9.6
Gain on foreign currency transactions	2	9	(77.8)
Loss on debt extinguishment	(69)	—	NM(1)
Other non-operating income, net	5	—	NM(1)
Income tax benefit	35	35	—
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The increase in interest expense was primarily due to the issuances of the 2025 Senior Notes and the 2028 Senior Notes in April 2020. These increases were partially offset by a decrease resulting from the issuances of new senior unsecured notes and extinguishments of existing senior unsecured notes in December 2020 and February 2021, which reduced the weighted average interest rate on our outstanding senior unsecured notes, as well as a decrease in interest expense on our Term Loan due to a decline in its variable interest rate that was applicable for the period. See Note 5: "Debt" in our unaudited condensed consolidated financial statements for additional information on our indebtedness.

The gains on foreign currency transactions included changes in foreign currency exchange rates on certain intercompany financing arrangements, including short-term cross-currency intercompany loans. The changes for both periods were the result of various currencies, but primarily the Australian dollar and the euro.

Loss on debt extinguishment for the three months ended March 31, 2021 related to the redemption of the 2026 Senior Notes and included a redemption premium of $55 million and the accelerated recognition of unamortized deferred financing costs of $14 million. See Note 5: "Debt" in our unaudited condensed consolidated financial statements for additional information.

The income tax benefit was flat during the three months ended March 31, 2021, as the increase in loss before income taxes was partially offset by a decrease in tax benefits recognized for losses in certain jurisdictions. Further, during the three months ended March 31, 2020, we recognized a tax benefit for impairment losses that were recognized during the period. For additional information, see Note 8: "Income Taxes" in our unaudited condensed consolidated financial statements.

Segment Results

Refer to Note 12: "Business Segments" in our unaudited condensed consolidated financial statements for reconciliations of revenues for our reportable segments to consolidated amounts and of segment operating income to consolidated loss before income taxes. We evaluate our business segment operating performance using segment operating income (loss), without allocating other revenues and expenses or general and administrative expenses.

Refer to "—Revenues" for further discussion of the decrease in revenues from our managed and franchised properties, which is correlated to our management and franchise segment revenues and segment operating income. Refer to "—Revenues" and "—Operating Expenses" for further discussion of the decreases in revenues and operating expenses at our owned and leased hotels, which are correlated with our ownership segment revenues and segment operating loss.

Liquidity and Capital Resources

Overview

As of March 31, 2021, we had total cash and cash equivalents of $2,447 million, including $45 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents are related to cash collateral on our self-insurance programs and cash held for FF&E reserves.

Although we cannot presently estimate the ultimate and total financial impact of the unprecedented COVID-19 pandemic, which is highly dependent on the severity and duration of the pandemic, we expect it will continue to have a significant adverse impact on our results of operations in the near term. As such, due to these uncertainties, and the indeterminate length of time the pandemic will affect the hospitality industry, we took certain proactive measures in 2020 to implement strict cost management and to secure our liquidity position to be able to meet our obligations for the foreseeable future, including issuing senior notes, drawing down on our Revolving Credit Facility and consummating the Honors Points Pre-Sale. Further, in February 2021, we issued the 2032 Senior Notes to continue to extend debt maturities and reduce our cost of debt by repaying the 2026 Senior Notes. Based on our ability to manage our liquidity position during the COVID-19 pandemic, we repaid an aggregate of $500 million of the outstanding debt balance on our Revolving Credit Facility during the three months ended March 31, 2021.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including costs associated with the management and franchising of hotels, corporate expenses, payroll and compensation costs, taxes and compliance costs, interest payments on our outstanding indebtedness, contract acquisition costs and capital expenditures for required renovations and maintenance at the hotels within our ownership segment. While our accounts receivable balance as of March 31, 2021 is less than periods prior to the start of the pandemic, we are generally experiencing slower payment of certain fees due to us. As such, we have considered the implications of these delayed payment trends in developing our estimates of expected future credit losses.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements to the hotels within our ownership segment, commitments to owners in our management and franchise segment and corporate capital and information technology expenditures. We have currently suspended dividend payments and share repurchases, but expect that these activities will be reinstated in future periods and result in uses of liquidity.

Although the COVID-19 pandemic has caused us to temporarily change our cash management strategy, we have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases, which we expect to reimplement in the future. Within the framework of our investment policy, we currently intend to continue to finance our business activities primarily with cash on our balance sheet as of March 31, 2021, cash generated from our operations and, as needed, the use of the available capacity of our Revolving Credit Facility.

After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position and sources of liquidity will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments for the foreseeable future based on current conditions. The objectives of our cash management policy are to maintain the availability of liquidity while minimizing operational costs.

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

We formally suspended share repurchases in 2020 given the economic environment and our efforts to preserve cash, and no share repurchases have been made since March 2020. The stock repurchase program remains authorized by the board of directors, and we may resume share repurchases in the future at any time, depending on market conditions, our capital needs and other factors. As of March 31, 2021, approximately $2.2 billion remained available for share repurchases under the program.

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Three Months Ended		Percent
	March 31,		Change
	2021	2020	2021 vs. 2020
	(in millions)
Net cash provided by (used in) operating activities	$(171)	$129	NM(1)
Net cash used in investing activities	(16)	(47)	(66.0)
Net cash provided by (used in) financing activities	(624)	1,100	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

Operating Activities

The change in cash flows from operating activities was primarily the result of decreases in cash inflows generated from our management and franchise properties and our owned and leased hotels, largely as a result of decreases in system-wide RevPAR due to the COVID-19 pandemic, as further discussed in "—Revenues," as well as an increase in contract acquisition costs of $32 million. The decrease was only partially offset by decreases in cash paid for taxes and interest of $25 million and $22 million, respectively.

Investing Activities

Net cash used in investing activities primarily related to capitalized software costs that were related to various systems initiatives for the benefit of both our hotel owners and our overall corporate operations and, during the three months ended March 31, 2020, also capital expenditures for property and equipment. These capital expenditures were incurred before we took steps in March 2020 to temporarily reduce such expenditures in response to the COVID-19 pandemic and were related to our corporate facilities and the renovation of hotels in our ownership segment .

Financing Activities

The change in cash flows from financing activities was primarily attributable to our Revolving Credit Facility, which we fully drew down during the three months ended March 31, 2020 in response to the COVID-19 pandemic, resulting in net cash inflows of $1.5 billion, while we repaid $500 million of the outstanding debt balance during the three months ended March 31, 2021. Additionally, cash outflows decreased $338 million as a result of decreases in share repurchases and dividend payments, as both programs remained suspended during the three months ended March 31, 2021.

Debt and Borrowing Capacity

As of March 31, 2021, our total indebtedness, excluding unamortized deferred financing costs and discount, was approximately $10.1 billion. For additional information on our total indebtedness, including our recent financing transactions, availability under our Revolving Credit Facility and guarantees on our debt, refer to Note 5: "Debt" in our unaudited condensed consolidated financial statements.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or issue additional equity securities. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hospitality industry that may be beyond our control. The COVID-19 pandemic negatively impacted our cash flows from operations during the period, and will continue to do so for an indeterminate period of time. During 2020, we took precautions to secure our cash position, as discussed above, and we expect to be able to meet our current obligations. Furthermore, we do not have any material indebtedness outstanding that matures prior to June 2024.

Contractual Obligations

During the three months ended March 31, 2021, we issued the 2032 Senior Notes, redeemed the 2026 Senior Notes and repaid $500 million of the outstanding debt balance on our Revolving Credit Facility. Otherwise, there were no other material changes to our contractual obligations from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Summarized Guarantor Financial Information

HOC is the issuer of the Senior Notes and is 100 percent owned directly by Hilton Worldwide Parent LLC ("HWP"), which, in turn, is 100 percent owned directly by the Parent. The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by the Parent, HWP and substantially all of the Parent's direct and indirect wholly owned domestic restricted subsidiaries, except for HOC, the issuer (together, the "Guarantors"). The indentures that govern the Senior Notes provide that any subsidiary of the Company that provides a guarantee of our senior secured credit facilities will guarantee the Senior Notes. As of March 31, 2021, none of our foreign subsidiaries or domestic subsidiaries owned by foreign subsidiaries or our non-wholly owned subsidiaries guaranteed the Senior Notes.

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

Neither HOC nor any of the Guarantors has any reporting obligation under the Exchange Act in respect of the Senior Notes; however, we are supplementally providing the information set forth below. The following tables present summarized financial information for HOC, along with the Parent and all other Guarantors, on a combined basis:

As of March 31, 2021
(in millions)
ASSETS
Total current assets	$752
Intangible assets, net	8,782
Total intangibles and other assets	9,285
TOTAL ASSETS	10,037

LIABILITIES AND EQUITY (DEFICIT)
Total current liabilities	1,954
Long-term debt	9,721
Total liabilities	15,362
Total Hilton stockholders' deficit	(5,325)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	10,037

Three Months Ended March 31, 2021
(in millions)
Revenues
Revenues	$243
Other revenues from managed and franchised properties	441
Total revenues	$684

Expenses
Expenses	$89
Other expenses from managed and franchised properties	512
Total expenses	$601

Operating income	$83
Interest expense	(100)
Income tax benefit	23
Net loss	(55)
Net loss attributable to Hilton stockholders	(55)

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and, during the three months ended March 31, 2021, there were no material changes to those previously disclosed.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. These rate changes may affect future income, cash flows and the fair value of the Company, its assets and its liabilities. In certain situations, we may seek to reduce volatility associated with changes in interest rates and foreign currency exchange rates by entering into derivative financial instruments intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial instruments to the extent they meet the objectives described above, and we do not use derivatives for speculative purposes. Our exposure to market risk has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020; however, given the impact that the COVID-19 pandemic has had on the global economy, we continue to monitor our exposure to market risk and have adjusted, and will continue to adjust, our hedge portfolios accordingly.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

As of March 31, 2021, there have been no material changes to the risk factors previously disclosed under "Part I—Item 1A—Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

4.2	Form of 3.625% Senior Note due 2032 (included in Exhibit 4.1).
10.1	Amended and Restated License Agreement, dated March 10, 2021, by and between Hilton Worldwide Holdings Inc. and Hilton Grand Vacations Inc.
10.2	Form of 2021 Performance Award Agreement.*
10.3	Form of 2021 Restricted Stock Unit Agreement.*
10.4	Form of 2021 Nonqualified Stock Option Agreement.*
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Chief Financial Officer and President, Global Development, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2
Certificate of Kevin J. Jacobs, Chief Financial Officer and President, Global Development, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).Certificate of Kevin J. Jacobs, Chief Financial Officer and President, Global Development, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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
Chief Financial Officer and President, Global Development

Date: May 5, 2021