Form 10-Q
period 2021-06-30
Hilton Worldwide Holdings Inc.
filed 2021-07-29
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of July 21, 2021 was 278,686,003.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,044	$3,218
Restricted cash and cash equivalents	83	45
Accounts receivable, net of allowance for credit losses of $135 and $132	952	771
Prepaid expenses	116	70
Other	184	98
Total current assets (variable interest entities – $32 and $53)	2,379	4,202
Intangibles and Other Assets:
Goodwill	5,090	5,095
Brands	4,899	4,904
Management and franchise contracts, net	724	653
Other intangible assets, net	224	266
Operating lease right-of-use assets	758	772
Property and equipment, net	318	346
Deferred income tax assets	257	194
Other	441	323
Total intangibles and other assets (variable interest entities – $185 and $199)	12,711	12,553
TOTAL ASSETS	$15,090	$16,755
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$1,351	$1,302
Current maturities of long-term debt	50	56
Current portion of deferred revenues	387	370
Current portion of liability for guest loyalty program	991	703
Total current liabilities (variable interest entities – $51 and $57)	2,779	2,431
Long-term debt	8,716	10,431
Operating lease liabilities	955	971
Deferred revenues	798	1,004
Deferred income tax liabilities	685	649
Liability for guest loyalty program	1,593	1,766
Other	980	989
Total liabilities (variable interest entities – $222 and $248)	16,506	18,241
Commitments and contingencies – see Note 12
Equity (Deficit):
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 331,605,741 issued and 278,685,391 outstanding as of June 30, 2021 and 330,511,254 issued and 277,590,904 outstanding as of December 31, 2020	3	3
Treasury stock, at cost; 52,920,350 shares as of June 30, 2021 and December 31, 2020	(4,447)	(4,453)
Additional paid-in capital	10,603	10,552
Accumulated deficit	(6,710)	(6,732)
Accumulated other comprehensive loss	(866)	(860)
Total Hilton stockholders' deficit	(1,417)	(1,490)
Noncontrolling interests	1	4
Total deficit	(1,416)	(1,486)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$15,090	$16,755

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Franchise and licensing fees	$369	$132	$611	$471
Base and other management fees	42	8	67	68
Incentive management fees	21	(5)	34	18
Owned and leased hotels	121	31	177	241
Other revenues	21	10	38	33
	574	176	927	831
Other revenues from managed and franchised properties	755	388	1,276	1,653
Total revenues	1,329	564	2,203	2,484

Expenses
Owned and leased hotels	142	95	252	334
Depreciation and amortization	46	88	97	179
General and administrative	98	63	195	123
Reorganization costs	—	38	—	38
Impairment losses	—	15	—	127
Other expenses	9	13	19	27
	295	312	563	828
Other expenses from managed and franchised properties	810	554	1,395	1,890
Total expenses	1,105	866	1,958	2,718

Operating income (loss)	224	(302)	245	(234)

Interest expense	(101)	(106)	(204)	(200)
Gain (loss) on foreign currency transactions	(1)	(13)	1	(4)
Loss on debt extinguishment	—	—	(69)	—
Other non-operating income (loss), net	5	(23)	10	(23)

Income (loss) before income taxes	127	(444)	(17)	(461)

Income tax benefit	1	12	36	47

Net income (loss)	128	(432)	19	(414)
Net loss attributable to noncontrolling interests	2	2	3	2
Net income (loss) attributable to Hilton stockholders	$130	$(430)	$22	$(412)

Earnings (loss) per share:
Basic	$0.47	$(1.55)	$0.08	$(1.49)
Diluted	$0.46	$(1.55)	$0.08	$(1.49)

Cash dividends declared per share	$—	$—	$—	$0.15

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$128	$(432)	$19	$(414)
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $1, $1, $(2) and $9	8	20	(21)	(4)
Pension liability adjustment, net of tax of $(1), $(1), $(1) and $(1)	2	2	4	3
Cash flow hedge adjustment, net of tax of $(2), $1, $(4) and $14	4	(4)	11	(40)
Total other comprehensive income (loss)	14	18	(6)	(41)

Comprehensive income (loss)	142	(414)	13	(455)
Comprehensive loss attributable to noncontrolling interests	2	2	3	2
Comprehensive income (loss) attributable to Hilton stockholders	$144	$(412)	$16	$(453)

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Operating Activities:
Net income (loss)	$19	$(414)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of contract acquisition costs	14	15
Depreciation and amortization	97	179
Impairment losses	—	127
Loss (gain) on foreign currency transactions	(1)	4
Share-based compensation expense	92	12
Deferred income taxes	(35)	(118)
Contract acquisition costs	(115)	(23)
Change in deferred revenues	(189)	528
Change in liability for guest loyalty program	115	413
Working capital changes and other	(297)	223
Net cash provided by (used in) operating activities	(300)	946
Investing Activities:
Capital expenditures for property and equipment	(9)	(30)
Capitalized software costs	(16)	(33)
Other	11	(13)
Net cash used in investing activities	(14)	(76)
Financing Activities:
Borrowings	1,500	2,690
Repayment of debt	(3,218)	(213)
Debt issuance costs and redemption premium	(76)	(14)
Dividends paid	—	(42)
Repurchases of common stock	—	(296)
Share-based compensation tax withholdings and other	(24)	(43)
Net cash provided by (used in) financing activities	(1,818)	2,082

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(4)	(7)
Net increase (decrease) in cash, restricted cash and cash equivalents	(2,136)	2,945
Cash, restricted cash and cash equivalents, beginning of period	3,263	630
Cash, restricted cash and cash equivalents, end of period	$1,127	$3,575

Supplemental Disclosures:
Cash paid during the period:
Interest	$174	$200
Income taxes, net of refunds	42	53

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts, and licensing its brands and intellectual property ("IP"). As of June 30, 2021, we managed, franchised, owned or leased 6,676 hotels and resorts, including timeshare properties, totaling 1,050,331 rooms in 119 countries and territories.

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain disclosures normally included in annual financial statements presented in accordance with GAAP but that are not required for interim reporting purposes. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Additionally, interim results are not necessarily indicative of full year performance. In particular, the novel coronavirus ("COVID-19") pandemic had a material adverse impact on our results for the three and six months ended June 30, 2021 and 2020 when compared to periods prior to the onset of the pandemic in early 2020. As such, this interim period, as well as upcoming periods, are unlikely to be comparable to periods prior to the onset of the pandemic or to other periods affected by the pandemic, and are not indicative of future performance. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. All material intercompany transactions have been eliminated in consolidation.

Note 2: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as components of current and long-term deferred revenues, during the six months ended June 30, 2021:

(in millions)
Balance as of December 31, 2020	$1,312
Cash received in advance and not recognized as revenue	65
Revenue recognized(1)	(114)
Other(2)	(123)
Balance as of June 30, 2021	$1,140
____________
(1)Includes $88 million related to Hilton Honors, our guest loyalty program. Revenue recognized during the three months ended June 30, 2021 and 2020, was $54 million and $56 million, respectively, and, during the six months ended June 30, 2020, was $110 million.
(2)Primarily represents changes in estimated transaction prices for our performance obligations related to points issued under Hilton Honors, which had no effect on revenues.

Hilton Honors Points Pre-Sale

In April 2020, we pre-sold Hilton Honors points to American Express for $1.0 billion in cash (the "Honors Points Pre-Sale"). American Express and their respective designees may use the points in connection with Hilton Honors co-branded credit cards and for promotions, rewards and incentive programs or certain other activities that they may establish or engage in from time to time. Upon receipt of the cash, we recognized $636 million in deferred revenues and the remainder in liability for guest loyalty program; see below for additional information on the revenue recognition of the related deferred revenues.

Performance Obligations

As of June 30, 2021, we had deferred revenues for unsatisfied performance obligations consisting of: (i) $210 million related to Hilton Honors that will be recognized as revenue when the points are redeemed, which we estimate will occur over approximately the next two years; (ii) $323 million related to co-branded credit card arrangements, primarily from the Honors Points Pre-Sale, of which a portion will be recognized as revenue when points are awarded with the remaining portion recognized as revenue when the points are redeemed; and (iii) $607 million related to application, initiation and other fees that is expected to be recognized as revenue over the terms of the related contracts.

Incentive Management Fees

We update our estimates of the expected achievement of incentive management fee targets, generally measured over one- calendar year, each reporting period and constrain the recognition of revenue to the extent that we do not expect to achieve the thresholds as specified in our management contracts with incentive fees. During the three months ended June 30, 2020, we reversed certain incentive fees that were recognized during the three months ended March 31, 2020, due to revisions of the estimates that were used during that reporting period.

Note 3: Consolidated Variable Interest Entities

As of June 30, 2021 and December 31, 2020, we consolidated two variable interest entities ("VIEs") that each lease a hotel property. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb losses and the right to receive benefits that could be significant to them. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities and the liabilities of the consolidated VIEs are non-recourse to us.

Our condensed consolidated balance sheets include the assets and liabilities of these entities, which primarily comprised the following:

	June 30,	December 31,
	2021	2020
	(in millions)
Cash and cash equivalents	$18	$40
Property and equipment, net	66	76
Deferred income tax assets	57	57
Other non-current assets	61	66
Accounts payable, accrued expenses and other	24	27
Long-term debt(1)	180	203
Other long-term liabilities	17	17
____________
(1)Includes finance lease liabilities of $163 million and $184 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, the VIEs had revolving credit facilities with borrowing capacities totaling 4.5 billion Japanese yen (equivalent to $41 million as of such date), and there were no amounts drawn under these facilities as of June 30, 2021 or December 31, 2020.

Note 4: Finite-Lived Intangible Assets

Our finite-lived intangible assets consist of management and franchise contracts and other intangible assets. Management and franchise contracts, net were as follows:

	June 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management contracts recorded at Merger(1)	$315	$(269)	$46
Contract acquisition costs	726	(158)	568
Development commissions and other	135	(25)	110
	$1,176	$(452)	$724

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management contracts recorded at Merger(1)	$317	$(261)	$56
Contract acquisition costs(2)	632	(144)	488
Development commissions and other	132	(23)	109
	$1,081	$(428)	$653
____________
(1)Represents intangible assets that were initially recorded at their fair value as part of the October 2007 transaction whereby we became a wholly owned subsidiary of affiliates of The Blackstone Group Inc. (the "Merger").
(2)During the three and six months ended June 30, 2020, we recognized $9 million of impairment losses included in our condensed consolidated statements of operations.

Amortization of our finite-lived intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions)
Recognized in depreciation and amortization expense(1)	$33	$74	$71	$151
Recognized as a reduction of franchise and licensing fees and base and other management fees	7	7	14	15
____________
(1)Includes amortization expense of $12 million and $47 million for the three months ended June 30, 2021 and 2020, respectively, and $24 million and $96 million for the six months ended June 30, 2021 and 2020, respectively, associated with assets that were initially recorded at their fair value at the time of the Merger, some of which fully amortized during 2020.

Note 5: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of June 30, 2021, were as follows:

	June 30,	December 31,
	2021	2020
	(in millions)
Senior secured revolving credit facility, due 2024	$—	$1,690
Senior secured term loan facility with a rate of 1.84%, due 2026	2,619	2,619
Senior notes with a rate of 5.375%, due 2025	500	500
Senior notes with a rate of 5.125%, due 2026	—	1,500
Senior notes with a rate of 4.875%, due 2027	600	600
Senior notes with a rate of 5.750%, due 2028	500	500
Senior notes with a rate of 3.750%, due 2029	800	800
Senior notes with a rate of 4.875%, due 2030	1,000	1,000
Senior notes with a rate of 4.000%, due 2031	1,100	1,100
Senior notes with a rate of 3.625%, due 2032	1,500	—
Finance lease liabilities with a weighted average rate of 5.87%, due 2021 to 2030	223	252
Other debt of consolidated VIEs with a rate of 3.08%, due 2026	17	19
	8,859	10,580
Less: unamortized deferred financing costs and discount	(93)	(93)
Less: current maturities of long-term debt(1)	(50)	(56)
	$8,716	$10,431
____________
(1)Represents current maturities of finance lease liabilities.

Our senior secured credit facilities consist of a $1.75 billion senior secured revolving credit facility (the "Revolving Credit Facility") and a senior secured term loan facility (the "Term Loan"). The obligations of our senior secured credit facilities are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic restricted subsidiaries. During the six months ended June 30, 2021, we fully repaid the $1,690 million outstanding debt balance on the Revolving Credit Facility, including $1,190 million during the three months ended June 30, 2021. As of June 30, 2021, we had $60 million of letters of credit outstanding on the Revolving Credit Facility, resulting in an available borrowing capacity of $1,690 million.

In February 2021, we issued $1.5 billion aggregate principal amount of 3.625% Senior Notes due 2032 (the "2032 Senior Notes") and incurred $21 million of debt issuance costs. Interest on the 2032 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning August 15, 2021. We used the net proceeds from the issuance, together with available cash, to redeem all $1.5 billion in aggregate principal amount of our outstanding 5.125% Senior Notes due 2026 (the "2026 Senior Notes"), plus accrued and unpaid interest. In connection with the redemption, we paid a redemption premium of $55 million and accelerated the recognition of the unamortized deferred financing costs related to the 2026 Senior Notes of $14 million, which were both included in loss on debt extinguishment in our condensed consolidated statement of operations for the six months ended June 30, 2021.

The 5.375% Senior Notes due 2025 (the "2025 Senior Notes"), the 4.875% Senior Notes due 2027, the 5.750% Senior Notes due 2028 (the "2028 Senior Notes"), the 3.750% Senior Notes due 2029, the 4.875% Senior Notes due 2030, the 4.000% Senior Notes due 2031 and the 2032 Senior Notes are collectively referred to as the Senior Notes and are jointly and severally guaranteed on a senior unsecured basis by the Parent and substantially all of its direct and indirect wholly owned domestic restricted subsidiaries, other than Hilton Domestic Operating Company Inc. ("HOC"), an indirect wholly owned subsidiary of the Parent and the issuer of all of the series of Senior Notes.

Note 6: Fair Value Measurements

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	June 30, 2021
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$243	$—	$243	$—
Liabilities:
Long-term debt(1)	8,526	6,171	—	2,601
Interest rate swaps	66	—	66	—

	December 31, 2020
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$2,270	$—	$2,270	$—
Liabilities:
Long-term debt(1)	10,216	6,366	—	4,293
Interest rate swaps	82	—	82	—
____________
(1)The carrying values include unamortized deferred financing costs and discount. The carrying values and fair values exclude finance lease liabilities and other debt of consolidated VIEs.

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

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of June 30, 2021 and December 31, 2020.

Note 7: Income Taxes

The Company's income tax provision for interim reporting periods has historically been calculated by applying an estimate of the annual effective income tax rate for the full year to "ordinary" income (loss) for the interim reporting period, which is calculated as pre-tax income (loss) excluding unusual and infrequently occurring discrete items. For the six months ended June 30, 2021, we calculated the income tax provision using a discrete effective income tax rate method as if the interim year to date period was an annual period. We determined that since normal changes in estimated "ordinary" income (loss) would result in disproportionate changes in the estimated annual effective income tax rate, the Company's historical method of calculating its income tax provision for interim reporting periods would not provide a reliable estimate for the six months ended June 30, 2021.

In June 2021, the United Kingdom's ("U.K.") Finance Act 2021 (the "U.K. Finance Act") was enacted, which included, among other items, an increase to the U.K. corporate income tax rate from 19 percent to 25 percent. We remeasured our U.K. deferred tax assets and other tax liabilities to the new rate, resulting in a $30 million tax benefit recognized for the three and six months ended June 30, 2021. Due to this remeasurement, our effective income tax rate on consolidated pre-tax loss is higher than the combined U.S. statutory rate for the six months ended June 30, 2021.

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign tax jurisdictions. We are under regular and recurring audit by the Internal Revenue Service ("IRS") and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in federal, state, local and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. As of June 30, 2021, we remain subject to federal and state examinations of our income tax returns for tax years from 2005 through 2019 and foreign examinations of our income tax returns for tax years from 1996 through 2020.

Our total unrecognized tax benefits as of June 30, 2021 and December 31, 2020 were $442 million and $451 million, respectively. As of June 30, 2021 and December 31, 2020, we had accrued approximately $70 million and $65 million, respectively, for interest and penalties related to these unrecognized tax benefits. Included in the balances of unrecognized tax benefits as of June 30, 2021 and December 31, 2020 were $402 million and $400 million, respectively, associated with positions that, if favorably resolved, would provide a benefit to our effective income tax rate.

In prior periods, we received 30-day Letters from the IRS and the Revenue Agents Reports ("RARs") for the 2006 through the 2013 tax years. We disagreed with several of the proposed adjustments in the RARs and filed formal appeals protests with the IRS. The unsettled proposed adjustments sought by the IRS for the tax years with open audits would result in additional U.S. federal taxes owed of approximately $817 million, excluding interest and penalties and potential state income taxes. We disagree with the IRS's position on each of their assertions and intend to vigorously contest them. However, based on continuing appeals process discussions with the IRS, we believe that it is more likely than not that we will not recognize the full benefit related to certain of the issues being appealed. Accordingly, as of June 30, 2021, we had recorded $88 million of unrecognized tax benefits related to these issues.

Note 8: Share-Based Compensation

Under the Hilton 2017 Omnibus Incentive Plan (the "2017 Plan"), we award time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options") and performance-vesting RSUs ("performance shares") to our eligible employees. We recognized share-based compensation expense of $53 million and $24 million during the three months ended June 30, 2021 and 2020, respectively, and $92 million and $12 million during the six months ended June 30, 2021 and 2020, respectively, which included amounts reimbursed by hotel owners. The expenses recognized during the three and six months ended June 30, 2020 were net of the reversal of expenses recognized in prior periods as a result of the determination that the performance conditions of the performance shares that were originally awarded in 2018 and 2019 were no longer probable of achievement.
As of June 30, 2021, unrecognized compensation costs for unvested awards under the 2017 Plan were approximately $185 million, which are expected to be recognized over a weighted-average period of 1.7 years on a straight-line basis.

RSUs

During the six months ended June 30, 2021, we granted 573,000 RSUs with a weighted average grant date fair value per share of $123.03, which vest in equal annual installments over two or three years from the date of grant.

Options

During the six months ended June 30, 2021, we granted 361,000 options with an exercise price per share of $123.13, which vest in equal annual installments over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The grant date fair value per share of the options granted during the six months ended June 30, 2021 was $41.15, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

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

Performance Shares

In December 2020, we modified our performance shares that were originally awarded in 2018, 2019 and 2020 in response to the COVID-19 pandemic and its negative impact on the hospitality industry and, ultimately, the Company's performance. The modifications were structured to reward for results achieved prior to the COVID-19 pandemic, retain senior business leaders and incentivize for the recovery efforts by utilizing metrics most meaningful in assessing our performance during our recovery from the adverse impact of the pandemic. Under the terms of the modified awards, a portion of the outstanding performance shares granted in 2019 (the "2019 performance shares") were modified to vest based on performance prior to the pandemic and continued service, and the remaining portion of those performance shares, as well as the performance shares granted in 2020 (the "2020 performance shares"), were converted to performance shares that will vest based on different performance measures from those under the original award agreements. The modified terms did not change the vesting schedules of the original awards.

During the six months ended June 30, 2021, we granted 241,000 performance shares (the "2021 performance shares") with a grant date fair value per share of $123.13. We recognize compensation expense based on the total number of performance shares that are expected to vest as determined by the performance measures' achievement factors, which are estimated each reporting period and range from zero percent to 200 percent, with 100 percent being the target. As of June 30, 2021, we determined that the performance measures for all of the outstanding performance shares were probable of achievement, with the applicable achievement factors estimated to be between the target and maximum percentages for the 2019 performance shares and at target for the 2020 performance shares and the 2021 performance shares.

Note 9: Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share ("EPS"):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income (loss) attributable to Hilton stockholders	$130	$(430)	$22	$(412)
Denominator:
Weighted average shares outstanding	279	277	278	277
Basic EPS	$0.47	$(1.55)	$0.08	$(1.49)

Diluted EPS:
Numerator:
Net income (loss) attributable to Hilton stockholders	$130	$(430)	$22	$(412)
Denominator:
Weighted average shares outstanding(1)	281	277	281	277
Diluted EPS(1)	$0.46	$(1.55)	$0.08	$(1.49)
____________
(1)Certain shares related to share-based compensation were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive under the treasury stock method, including less than 1 million shares for the three and six months ended June 30, 2021, and, as revised, 4 million and 3 million shares for the three and six months ended June 30, 2020, respectively. The dilutive shares related to share-based compensation included in the previously reported weighted average shares outstanding of 278 million and 279 million for the three and six months ended June 30, 2020, respectively, were revised in the current period presentation, as the previously reported dilutive shares were determined to be anti-dilutive as a result of the net loss attributable to Hilton stockholders reported during those periods. The result of the revision is an immaterial decrease in the previously reported diluted EPS for the six months ended June 30, 2020 of $0.01, with no change to the diluted EPS previously reported for the three months ended June 30, 2020.

Note 10: Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss

The following tables present the changes in the components of stockholders' equity (deficit):

	Three Months Ended June 30, 2021
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of March 31, 2021	279	$3	$(4,453)	$10,547	$(6,840)	$(880)	$3	$(1,620)
Net income (loss)	—	—	—	—	130	—	(2)	128
Other comprehensive income	—	—	—	—	—	14	—	14
Share-based compensation	—	—	6	56	—	—	—	62
Balance as of June 30, 2021	279	$3	$(4,447)	$10,603	$(6,710)	$(866)	$1	$(1,416)

	Three Months Ended June 30, 2020
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of March 31, 2020	277	$3	$(4,462)	$10,443	$(5,999)	$(899)	$10	$(904)
Net loss	—	—	—	—	(430)	—	(2)	(432)
Other comprehensive income	—	—	—	—	—	18	—	18
Share-based compensation	—	—	5	22	—	—	—	27
Balance as of June 30, 2020	277	$3	$(4,457)	$10,465	$(6,429)	$(881)	$8	$(1,291)

	Six Months Ended June 30, 2021
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2020	278	$3	$(4,453)	$10,552	$(6,732)	$(860)	$4	$(1,486)
Net income (loss)	—	—	—	—	22	—	(3)	19
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)
Share-based compensation	1	—	6	51	—	—	—	57
Balance as of June 30, 2021	279	$3	$(4,447)	$10,603	$(6,710)	$(866)	$1	$(1,416)

	Six Months Ended June 30, 2020
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2019	279	$3	$(4,169)	$10,489	$(5,965)	$(840)	$10	$(472)
Net loss	—	—	—	—	(412)	—	(2)	(414)
Other comprehensive loss	—	—	—	—	—	(41)	—	(41)
Dividends(1)	—	—	—	—	(42)	—	—	(42)
Repurchases of common stock(1)	(3)	—	(279)	—	—	—	—	(279)
Share-based compensation	1	—	(9)	(24)	—	—	—	(33)
Cumulative effect of the adoption of ASU 2016-13(2)	—	—	—	—	(10)	—	—	(10)
Balance as of June 30, 2020	277	$3	$(4,457)	$10,465	$(6,429)	$(881)	$8	$(1,291)
____________
(1)In March 2020, we suspended share repurchases and the declaration of dividends.
(2)Relates to Accounting Standards Update No. 2016-13 ("ASU 2016-13"), Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that was adopted on January 1, 2020.

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2020	$(511)	$(289)	$(60)	$(860)
Other comprehensive income (loss) before reclassifications	(21)	(1)	1	(21)
Amounts reclassified from accumulated other comprehensive loss	—	5	10	15
Net current period other comprehensive income (loss)	(21)	4	11	(6)
Balance as of June 30, 2021	$(532)	$(285)	$(49)	$(866)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2019	$(549)	$(269)	$(22)	$(840)
Other comprehensive loss before reclassifications	(5)	(1)	(41)	(47)
Amounts reclassified from accumulated other comprehensive loss	1	4	1	6
Net current period other comprehensive income (loss)	(4)	3	(40)	(41)
Balance as of June 30, 2020	$(553)	$(266)	$(62)	$(881)
____________
(1)Includes net investment hedges and intra-entity foreign currency transactions that are of a long-term investment nature. The amount reclassified during the six months ended June 30, 2020 related to the liquidation of an investment in a foreign entity and was recognized in loss on foreign currency transactions in our condensed consolidated statement of operations.
(2)Amounts reclassified related to the amortization of prior service cost (credit) and amortization of net loss and were recognized in other non-operating income (loss), net in our condensed consolidated statements of operations.
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

Note 11: Business Segments

We are a hospitality company with operations organized in two distinct operating segments: (i) management and franchise and (ii) ownership. These segments are managed and reported separately because of their distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels that license our brands and where we provide other prescribed services, but where the day-to-day services of the hotels are operated or managed by someone other than us. This segment also earns licensing fees from Hilton Grand Vacations Inc. ("HGV") and strategic partnerships, including co-branded credit card arrangements, for the right to use certain Hilton marks and IP, as well as fees for managing properties in our ownership segment. As of June 30, 2021, this segment included 723 managed hotels and 5,836 franchised hotels consisting of 1,021,969 total rooms. As a result of the COVID-19 pandemic, during the six months ended June 30, 2021 and 2020, the operations of certain hotels in our management and franchise segment were suspended for some period of time. As of June 30, 2021, all but approximately 100 of these hotels were open.

As of June 30, 2021, our ownership segment included 60 properties totaling 19,185 rooms. The segment comprised 52 hotels that we wholly owned or leased, one hotel owned by a consolidated non-wholly owned entity, two hotels that were each leased by a consolidated VIE and five hotels owned or leased by unconsolidated affiliates. As a result of the COVID-19 pandemic, certain hotels in our ownership segment began suspending operations in March 2020; however, as of June 30, 2021, with the exception of one hotel owned by an unconsolidated affiliate, all of the hotels in our ownership segment were open.

During 2020, we recognized impairment losses in our condensed consolidated statements of operations related to certain hotel properties in our ownership segment under operating and finance leases, which included $6 million and $51 million of operating lease right-of-use ("ROU") assets during the three and six months ended June 30, 2020, respectively, and, during the six months ended June 30, 2020, $21 million of property and equipment, net, of which $2 million related to finance lease ROU assets, and $46 million of other intangible assets.

The performance of our operating segments is evaluated primarily on operating income (loss), without allocating other revenues and other expenses from managed and franchised properties, other revenues, other expenses or general and administrative expenses.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions)
Franchise and licensing fees	$372	$134	$617	$476
Base and other management fees(1)	48	12	78	78
Incentive management fees	21	(5)	34	18
Management and franchise	441	141	729	572
Ownership	121	31	177	241
Segment revenues	562	172	906	813
Amortization of contract acquisition costs	(7)	(7)	(14)	(15)
Other revenues	21	10	38	33
Direct reimbursements from managed and franchised properties(2)	329	196	552	941
Indirect reimbursements from managed and franchised properties(2)	426	192	724	712
Intersegment fees elimination(1)	(2)	1	(3)	—
Total revenues	$1,329	$564	$2,203	$2,484
____________
(1)Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.
(2)Included in other revenues from managed and franchised properties in our condensed consolidated statements of operations.

The following table presents operating income (loss) for our reportable segments, reconciled to consolidated income (loss) before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions)
Management and franchise(1)	$441	$141	$729	$572
Ownership(1)	(23)	(63)	(78)	(93)
Segment operating income	418	78	651	479
Amortization of contract acquisition costs	(7)	(7)	(14)	(15)
Other revenues, less other expenses	12	(3)	19	6
Net other expenses from managed and franchised properties	(55)	(166)	(119)	(237)
Depreciation and amortization expenses	(46)	(88)	(97)	(179)
General and administrative expenses	(98)	(63)	(195)	(123)
Reorganization costs	—	(38)	—	(38)
Impairment losses	—	(15)	—	(127)
Operating income (loss)	224	(302)	245	(234)
Interest expense	(101)	(106)	(204)	(200)
Gain (loss) on foreign currency transactions	(1)	(13)	1	(4)
Loss on debt extinguishment	—	—	(69)	—
Other non-operating income (loss), net	5	(23)	10	(23)
Income (loss) before income taxes	$127	$(444)	$(17)	$(461)
____________
(1)Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

Note 12: Commitments and Contingencies

We provide performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees do not require us to fund shortfalls, but allow for termination of the contract if specified operating performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls, creating variable interests in the ownership entities of the hotels, of which we are not the primary beneficiary. As of June 30, 2021, we had five performance guarantees, with expirations ranging from 2023 to 2039, and possible cash outlays totaling approximately $18 million. Our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee. We have included the impact of the COVID-19 pandemic on these hotels in our expectations of their future operating performance and, as of June 30, 2021 and December 31, 2020, we accrued current liabilities of $1 million and $7 million, respectively, for our performance guarantees. We may enter into new contracts containing performance guarantees in the future, which could increase our possible cash outlays.

As of June 30, 2021, we guaranteed a $10 million loan, which matures in 2023, for two hotels that we will franchise. Additionally, we have an agreement with the owner of a hotel that we manage to finance capital expenditures at the hotel, contingent on certain criteria imposed on the owner. As of June 30, 2021, we had remaining possible cash outlays related to this agreement of approximately $10 million; however, we cannot currently estimate the timing of the payments or if they will be made at all, since we will not be obligated to fund such capital expenditures if certain terms of the agreement are not met.

In June 2021, Hilton provided two letters of credit totaling $26 million to the owner of a hotel that we will manage to satisfy debt service reserve requirements for their debt with a third party. Each letter of credit will expire at the earlier of the date at which it is fully drawn or 2031.

We receive fees from managed and franchised properties to operate our marketing, sales and brand programs on behalf of hotel owners, which are based on the underlying hotel's sales or usage. As a result of the adverse impact of the COVID-19 pandemic on our hotels' sales and, ultimately, the program fees we earn, our costs to operate these programs have outpaced the fees received, which, as of June 30, 2021, resulted in $88 million of amounts expended and recognized on behalf of these programs exceeding the amounts collected. As of December 31, 2020, we had collected and recognized an aggregate of $5 million in excess of amounts expended, across all programs.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2021 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the impact of and recovery from the COVID-19 pandemic, the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry, macroeconomic factors beyond our control, risks related to the impact of the COVID-19 pandemic, including as a result of new strains and variants of the virus, competition for hotel guests and management and franchise contracts, risks related to doing business with third-party hotel owners, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the U.S. and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

COVID-19 Pandemic

The COVID-19 pandemic has significantly impacted the global economy and strained the hospitality industry since the beginning of 2020. Our Asia Pacific region began experiencing the effects of the COVID-19 pandemic in January 2020, while the pronounced negative results and suspensions of hotel operations in the Americas and Europe, Middle East and Africa ("EMEA") regions did not begin until mid-March 2020. Since the beginning of the pandemic, the pervasiveness and severity of travel restrictions and stay-at-home directives have varied by country and state and have fluctuated with COVID-19 infection surges and contractions, as well as the distribution of COVID-19 vaccinations, which commenced in late 2020, and the emergence of new strains and variants of the virus. As such, the pandemic had a material adverse impact on our results for the three and six months ended June 30, 2021 and 2020 when compared to periods prior to the onset of the pandemic, and although all periods were significantly impacted by the pandemic, none of these periods are considered comparable, and no periods affected by the pandemic are expected to be comparable to future periods. We are still unable to predict when normal economic activity and business operations will fully resume. Accordingly, given the ongoing nature of the pandemic, the ultimate impact that it will have on the Company’s business, financial performance and results of operations remains uncertain.

However, during recent months, the broader distribution of COVID-19 vaccinations and the easing of travel and other restrictions have generated renewed travel and tourism activities in many markets around the globe. Additionally, although the restrictions and reduction in travel resulted in the suspensions of operations at certain hotels throughout 2020 and the operations of approximately 300 hotels were suspended for some period of time during the six months ended June 30, 2021, reopenings have significantly outpaced suspensions during 2021 and only 95 hotels remained suspended as of July 21, 2021. We expect nearly all of our hotel properties that were suspended for some period of time as a result of the pandemic to be open by the end of 2021.

Overview

Our Business

Hilton is one of the largest hospitality companies in the world, with 6,676 properties comprising 1,050,331 rooms in 119 countries and territories as of June 30, 2021. Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, LXR Hotels & Resorts, Conrad Hotels & Resorts, Canopy by Hilton, Tempo by Hilton and Motto by Hilton; our full service hotel brands, Signia by Hilton, Hilton Hotels & Resorts, Curio Collection by Hilton,

DoubleTree by Hilton, Tapestry Collection by Hilton and Embassy Suites by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. As of June 30, 2021, we had more than 118 million members in our award-winning guest loyalty program, Hilton Honors.

Segments and Regions

We analyze our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments that are based on similar products or services: (i) management and franchise and (ii) ownership. The management and franchise segment provides services, including hotel management and the licensing of our brands and IP. This segment generates its revenue from: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from HGV and strategic partnerships, including co-branded credit card arrangements, for the right to use certain Hilton marks and IP; and (iii) fees for managing properties in our ownership segment. As a manager of hotels, we typically are responsible for supervising or operating the property in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation systems, marketing and information technology services, while a third party manages or operates such franchised hotels. The ownership segment primarily derives earnings from providing nightly hotel room sales, food and beverage sales and other services at our owned and leased hotels.

Geographically, we conduct business through three distinct geographic regions: (i) the Americas; (ii) EMEA; and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S., which represented 71 percent of our system-wide hotel rooms as of June 30, 2021, is included in the Americas region, it is often analyzed separately and apart from the Americas region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

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

During the six months ended June 30, 2021, we added over 220 hotels, consisting of over 36,300 rooms, to our system, contributing to nearly 30,900 net additional hotel rooms. As of June 30, 2021, we had nearly 2,590 hotels in our development pipeline that we expect to add to our system in the future, representing 401,000 rooms under construction or approved for development throughout 115 countries and territories, including 30 countries and territories where we do not currently have any existing hotels. Nearly all of the rooms in the development pipeline are within our management and franchise segment. Additionally, of the rooms in the development pipeline, 247,000 rooms were located outside the U.S., and 203,000 rooms were under construction. We do not consider any individual development project to be material to us.

Brexit

In June 2016, the U.K. held a referendum in which voters approved an exit from the European Union ("E.U.") (commonly referred to as "Brexit"). In December 2020, the U.K. and the E.U. reached a new bilateral trade and cooperation deal governing their future relationship (the "EU-UK Trade and Cooperation Agreement"), which was fully implemented from May 1, 2021. While our results as of and for the three and six months ended June 30, 2021 were not materially affected by Brexit specifically, the final outcomes are not yet certain. In addition, while the EU-UK Trade and Cooperation Agreement provides clarity in respect of the intended future relationship between the U.K. and the E.U. and some detailed matters of trade and cooperation, it remains unclear what general long-term economic, financial, trade and legal implications the U.K. withdrawal from the E.U. will have and how it will ultimately affect our business. Brexit measures could potentially disrupt the markets we serve and cause tax and foreign currency exchange rate volatility, which could have adverse effects on our business. We will continue to monitor the potential impact of Brexit on our business in future periods.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results were not available. Of the 6,619 hotels in our system as of June 30, 2021, 5,617 hotels were classified as comparable hotels. Our 1,002 non-comparable hotels included 43 hotels, or less than one percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they have sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were otherwise not available.

When considering business interruption in the context of our definition of comparable hotels, no hotel that had completely or partially suspended operations on a temporary basis at any time as a result of the COVID-19 pandemic was excluded from the definition of comparable hotels on that basis alone. Despite these temporary suspensions of hotel operations, we believe that including these hotels within our hotel operating statistics of occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") reflects the underlying results of our business for the three and six months ended June 30, 2021 and 2020.

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

References to RevPAR, ADR and occupancy are presented on a comparable basis, and references to RevPAR and ADR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three and six months ended June 30, 2021 and 2020 use the exchange rates for the three and six months ended June 30, 2021, respectively.

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

We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) these measures are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions and (ii) these measures are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry. Additionally, these measures exclude certain items that can vary widely across different industries and among competitors within our industry. For instance, interest expense and income taxes are dependent on company specifics, including, among other things, capital structure and operating jurisdictions, respectively, and, therefore, could vary significantly across companies. Depreciation and amortization, as well as amortization of contract acquisition costs, are dependent upon company policies, including the method of acquiring and depreciating assets and the useful lives that are used. For Adjusted EBITDA, we also exclude items such as: (i) FF&E replacement reserves for leased hotels to be consistent with the treatment of capital expenditures for property and equipment, where it is capitalized and depreciated over the life of the FF&E; (ii) share-based compensation, as this could vary widely among companies due to the different plans in place and the usage of them; (iii) the net effect of our cost reimbursement revenues and reimbursed expenses, as we contractually do not operate the related programs to generate a profit over the terms of the respective contracts; and (iv) other items, such as amounts related to debt restructurings and retirements and reorganization and related severance costs, that are not core to our operations and are not reflective of our operating performance.

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

Results of Operations

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Change		Six Months Ended	Change
	June 30, 2021	2021 vs. 2020		June 30, 2021	2021 vs. 2020
U.S.
Occupancy	63.7%	39.2%	pts.	55.7%	14.7%	pts.
ADR	$129.30	28.1%		$119.91	(6.6)%
RevPAR	$82.32	233.6%		$66.83	26.9%

Americas (excluding U.S.)
Occupancy	37.3%	27.5%	pts.	33.8%	3.1%	pts.
ADR	$108.05	28.7%		$102.34	(13.3)%
RevPAR	$40.34	389.9%		$34.60	(4.7)%

Europe
Occupancy	31.9%	25.1%	pts.	25.7%	(3.8)%	pts.
ADR	$105.83	22.6%		$96.81	(20.1)%
RevPAR	$33.80	470.2%		$24.87	(30.5)%

MEA
Occupancy	48.8%	32.7%	pts.	45.7%	8.5%	pts.
ADR	$131.06	28.1%		$128.18	1.0%
RevPAR	$64.00	286.6%		$58.59	24.0%

Asia Pacific
Occupancy	56.1%	27.2%	pts.	49.9%	16.8%	pts.
ADR	$98.71	25.4%		$98.26	(5.1)%
RevPAR	$55.39	143.1%		$49.08	43.3%

System-wide
Occupancy	58.5%	36.1%	pts.	51.3%	12.6%	pts.
ADR	$124.75	28.0%		$116.51	(7.1)%
RevPAR	$73.03	233.8%		$59.75	23.2%

During the three and six months ended June 30, 2021, the COVID-19 pandemic continued to negatively impact our business and our hotel operating statistics. However, we experienced improvement in our results as compared to previous periods during the COVID-19 pandemic, particularly during the three months ended June 30, 2021, as a result of an upward trend in travel and tourism with the easing of COVID-19 restrictions. The negative impact of the COVID-19 pandemic affected the Asia Pacific region in January 2020, before spanning to the U.S., Americas (excluding the U.S.), Europe and MEA regions in mid-March 2020. Therefore, the results for the six months ended June 30, 2021 and 2020 for the U.S., Americas (excluding the U.S.), Europe and MEA regions are less comparable than the Asia Pacific region and reflect less improvement, if any, in RevPAR between the two periods, as those regions were not affected for the entirety of the six months ended June 30, 2020. Although all regions showed significant improvement compared to the three months ended June 30, 2020, Europe's recovery was outpaced by the other regions during the six months ended June 30, 2021 due to continued COVID-19 restrictions and travel barriers across the region. The three months ended June 30, 2020 reflected the lowest occupancy and RevPAR of any period for all regions since the start of the pandemic. Further, as a result of the pandemic, certain hotels suspended operations at various times throughout 2020, but the majority of those hotels were reopened by 2021.

Overall, we are recovering from the negative impact of the pandemic and while some hotels suspended operations during the six months ended June 30, 2021, reopenings significantly outpaced suspensions. As such, the operations of only approximately 300 hotels, primarily located in the U.S. and Europe, were suspended for some period of time during the six months ended June 30, 2021, as compared to approximately 1,205 hotels during the six months ended June 30, 2020. Further, as of June 30, 2021, the number of hotels with suspended operations was the fewest as of any period end since the start of the pandemic, with more than 98 percent of our global hotel properties open. And while most properties, including those that reopened following suspensions of their operations, experienced significantly lower occupancy during 2020 and 2021 as compared to periods prior to the onset of the pandemic, we experienced sequential monthly improvement in occupancy, ADR and RevPAR on a system-wide basis during the six months ended June 30, 2021.

The table below provides a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions)
Net income (loss)	$128	$(432)	$19	$(414)
Interest expense	101	106	204	200
Income tax benefit	(1)	(12)	(36)	(47)
Depreciation and amortization expenses	46	88	97	179
EBITDA	274	(250)	284	(82)
Loss (gain) on foreign currency transactions	1	13	(1)	4
Loss on debt extinguishment	—	—	69	—
FF&E replacement reserves	11	7	15	21
Share-based compensation expense	53	24	92	12
Reorganization costs	—	38	—	38
Impairment losses	—	15	—	127
Amortization of contract acquisition costs	7	7	14	15
Net other expenses from managed and franchised properties	55	166	119	237
Other adjustments(1)	(1)	31	6	42
Adjusted EBITDA	$400	$51	$598	$414
____________
(1)Includes severance not related to the reorganization activities undertaken in response to the COVID-19 pandemic and other items. The three and six months ended June 30, 2020 also include losses related to the disposal of an investment and the settlement of a debt guarantee for a franchised hotel.

Revenues

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(in millions)			(in millions)
Franchise and licensing fees	$369	$132	NM(1)	$611	$471	29.7

Base and other management fees	$42	$8	NM(1)	$67	$68	(1.5)
Incentive management fees	21	(5)	NM(1)	34	18	88.9
Total management fees	$63	$3	NM(1)	$101	$86	17.4
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The COVID-19 pandemic began to significantly impact our franchise and licensing fees and management fees in March 2020. The increases in fees that were recognized in 2021, as compared to fees recognized during the same periods in 2020, were driven by an upward trend in travel and tourism in 2021 resulting from increased confidence and desire to travel by our customers, as COVID-19 vaccinations were distributed more broadly and COVID-19 restrictions began to ease. Additionally, there were decreases in the number of hotels that had suspended operations as a result of the pandemic during the respective periods, with approximately 1,170 managed and franchised hotels with suspended operations for some period of time during the six months ended June 30, 2020, while only approximately 285 managed and franchised hotels had suspended operations for some period of time during the six months ended June 30, 2021. As of June 30, 2021, all but approximately 100 of these hotels had reopened.

For the three months ended June 30, 2021, RevPAR increased 218.1 percent at our comparable franchised properties and 308.3 percent at our comparable managed properties, as a result of increases in occupancy of 38.3 percentage points and 29.5 percentage points, respectively, and increased ADR of 24.2 percent and 46.2 percent, respectively. For the six months ended June 30, 2021, RevPAR increased 29.6 percent at our comparable franchised properties and 6.5 percent at our comparable managed properties as a result of increased occupancy of 14.8 percentage points and 6.5 percentage points, respectively, partially offset by decreased ADR of 5.0 percent and 10.9 percent, respectively.

Including new development and ownership type transfers, from January 1, 2020 to June 30, 2021, we added nearly 570 managed and franchised properties on a net basis, providing an additional 79,700 rooms to our management and franchise segment. As new hotels were part of our system for full periods and as they recovered from the negative impact of the COVID-19 pandemic, such hotels increased our franchise and management fees during the periods, and we expect this trend to continue in future periods.

Additionally, licensing and other fees increased $48 million and $28 million during the three and six months ended June 30, 2021, respectively, primarily due to increases in licensing fees from HGV and our strategic partnerships, which were the result of increases in timeshare revenues and higher co-branded credit cardholder spend, respectively, both resulting from the rise in travel and tourism during the periods.

Incentive fees increased during the periods as they are based on hotels' operating profits, which have improved from the prior year as a result of increased demand at our properties. Incentive fees during the three months ended June 30, 2020 were negative due to the reversal in that period of certain incentive fees that were recognized during the three months ended March 31, 2020, as a result of revisions of the estimates of the expected operating profit for certain managed hotels during that reporting period.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(in millions)			(in millions)
Owned and leased hotels	$121	$31	NM(1)	$177	$241	(26.6)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

As a result of the COVID-19 pandemic, the operations of approximately 15 and 35 of our owned and leased hotels were suspended for some period of time during the six months ended June 30, 2021 and 2020, respectively, and, as of June 30, 2021, all of these hotels had reopened.

The increase in owned and leased hotel revenues during the three months ended June 30, 2021 was primarily attributable to a $73 million increase in revenues from our comparable owned and leased hotels that was due to an increase in RevPAR of 492.6 percent, resulting from increases in occupancy and ADR of 21.8 percentage points and 14.1 percent, respectively, as well as the decrease in the number of these hotels that had suspended operations during the periods. Additionally, the increase included a $23 million increase in COVID-19 relief subsidies from international governments.

Although the three months ended June 30, 2021 reflected signs of recovery from the COVID-19 pandemic, we still experienced a decrease in revenues from owned and leased hotels during the six months ended June 30, 2021, as the majority of our owned and leased hotels did not suspend operations or otherwise sustain negative results because of the pandemic until March 2020. Revenues from our comparable owned and leased hotels decreased $41 million during the six months ended June 30, 2021, due to reduced RevPAR of 40.8 percent, resulting from decreases in occupancy and ADR of 7.6 percentage points and 19.0 percent, respectively. However, the decrease in revenues during the six months ended June 30, 2021 was partially offset by a $28 million increase in COVID-19 relief subsidies from international governments and an $11 million increase due to favorable foreign currency exchange rates.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(in millions)			(in millions)
Other revenues	$21	$10	NM(1)	$38	$33	15.2
____________
(1)Fluctuation in terms of percentage change is not meaningful.

For the three months ended June 30, 2021, other revenues increased primarily due to increased revenue from our purchasing operations related to improving hotel demand resulting from the rise in travel and tourism during the period.

Operating Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(in millions)			(in millions)
Owned and leased hotels	$142	$95	49.5	$252	$334	(24.6)

The changes in our owned and leased hotel expenses primarily reflect the changes in occupancy during the three and six months ended June 30, 2021, as discussed in "—Revenues," which drove food and beverage expenses and certain of the variable operating costs of the hotels. Additionally, there were changes in rent expense for our leased hotels, particularly variable rent expense, which is generally based on hotel performance, consistent with the changes in owned and leased hotel revenues. Further, although the operations of certain owned and leased hotels were suspended for some period of time during the six months ended June 30, 2021 and 2020, and most remaining open hotels were operating with low occupancy, particularly during the three months ended June 30, 2020, certain fixed costs of maintaining these hotels, such as fixed rent and certain minimum maintenance and utility costs, could not be reduced at the same rate that those hotels' revenues may have decreased. The changes during the three and six months ended June 30, 2021 also included increases in owned and leased hotel expenses of $7 million and $20 million, respectively, as a result of unfavorable foreign currency exchange rates.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(in millions)			(in millions)
Depreciation and amortization expenses	$46	$88	(47.7)	$97	$179	(45.8)
General and administrative expenses	98	63	55.6	195	123	58.5
Reorganization costs	—	38	(100.0)	—	38	(100.0)
Impairment losses	—	15	(100.0)	—	127	(100.0)
Other expenses	9	13	(30.8)	19	27	(29.6)

The decreases in depreciation and amortization expenses were due to decreases in amortization expenses, primarily resulting from certain management and franchise contract intangible assets that were recorded at the Merger becoming fully amortized during 2020.

The increases in general and administrative expenses were primarily due to increased share-based compensation expense as a result of expenses recognized during the three and six months ended June 30, 2021 for all of the outstanding performance shares, which were probable of achievement as of June 30, 2021, while the expenses recognized during the three and six months ended June 30, 2020 were net of the reversal of expenses recognized in prior periods as a result of the determination that the performance conditions of the performance shares that were originally awarded in 2018 and 2019 were no longer probable of achievement. See Note 8: "Share-Based Compensation" in our unaudited condensed consolidated financial statements for additional information.

During the three and six months ended June 30, 2020, we recognized reorganization costs related to activities undertaken in response to the COVID-19 pandemic, primarily relating to reductions in our workforce and the associated costs.

During the three months ended June 30, 2020, we recognized impairment losses of $6 million for operating lease ROU assets, and, during the six months ended June 30, 2020, we recognized impairment losses of $51 million, $21 million and $46 million for operating lease ROU assets, property and equipment, net and other intangible assets, net, respectively, related to our leased hotel properties. Additionally, during the three and six months ended June 30, 2020, we recognized impairment losses of $9 million related to management contract acquisition costs. These impairment losses were due to a decline in results and expected future performance at the related hotels as a result of the COVID-19 pandemic.

Other expenses decreased primarily as a result of expenses related to performance guarantees being recognized during the three and six months ended June 30, 2020. Additionally, the decrease during the six months ended June 30, 2021 included decreased expenses from our purchasing operations.

Non-operating Income and Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(in millions)			(in millions)
Interest expense	$(101)	$(106)	(4.7)	$(204)	$(200)	2.0
Gain (loss) on foreign currency transactions	(1)	(13)	(92.3)	1	(4)	NM(1)
Loss on debt extinguishment	—	—	NM(1)	(69)	—	NM(1)
Other non-operating income (loss), net	5	(23)	NM(1)	10	(23)	NM(1)
Income tax benefit	1	12	(91.7)	36	47	(23.4)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The changes in interest expense during the three and six months ended June 30, 2021 included the increase in interest expense due to the issuances of the 2025 Senior Notes and the 2028 Senior Notes in April 2020, as well as decreases resulting from the issuances of new senior unsecured notes and extinguishments of existing senior unsecured notes in December 2020 and February 2021, which reduced the weighted average interest rates on our outstanding senior unsecured notes. Additionally, our variable interest expense decreased during the three and six months ended June 30, 2021 due to declines in the variable interest rate on our Term Loan, as well as significant principal repayments that were made on the Revolving Credit Facility during the periods, while no such payments were made during 2020 after our full draw down on the Revolving Credit Facility in March 2020. See Note 5: "Debt" in our unaudited condensed consolidated financial statements for additional information on our indebtedness.

The gains and losses on foreign currency transactions included changes in foreign currency exchange rates on certain intercompany financing arrangements, including short-term cross-currency intercompany loans. The changes were the result of various currencies, but primarily the Australian dollar.

Loss on debt extinguishment for the six months ended June 30, 2021 related to the redemption of the 2026 Senior Notes and included a redemption premium of $55 million and the accelerated recognition of unamortized deferred financing costs on the 2026 Senior Notes of $14 million. See Note 5: "Debt" in our unaudited condensed consolidated financial statements for additional information.

Other non-operating loss, net for the three and six months ended June 30, 2020 primarily included losses related to the disposal of an investment and the settlement of a debt guarantee for a franchised hotel.

The decreases in income tax benefit during the three and six months ended June 30, 2021 were primarily attributable to changes in income before income taxes, partially offset by benefits recognized as a result of the tax rate change implemented as part of the U.K. Finance Act and increases in tax benefits recognized for net operating losses generated in 2021 in certain foreign jurisdictions. For additional information, see Note 7: "Income Taxes" in our unaudited condensed consolidated financial statements.

Segment Results

Refer to Note 11: "Business Segments" in our unaudited condensed consolidated financial statements for reconciliations of revenues for our reportable segments to consolidated amounts and of segment operating income to consolidated income (loss) before income taxes. We primarily evaluate our business segment operating performance using segment operating income (loss), without allocating other revenues and other expenses from managed and franchised properties, other revenues, other expenses or general and administrative expenses.

Refer to "—Revenues" for further discussion of the increases in revenues from our managed and franchised properties, which are correlated to our management and franchise segment revenues and segment operating income. Refer to "—Revenues" and "—Operating Expenses" for further discussion of the changes in revenues and operating expenses at our owned and leased hotels, which are correlated with our ownership segment revenues and segment operating losses.

Liquidity and Capital Resources

Overview

As of June 30, 2021, we had total cash and cash equivalents of $1,127 million, including $83 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents are related to cash collateral and cash held for FF&E reserves.

In response to the global crisis resulting from the COVID-19 pandemic, in addition to the actions we took to prioritize the safety and security of our guests, employees and owners and support our communities, we took certain proactive measures in 2020 to help our business withstand this uncertain time. This included securing our liquidity position to be able to meet our obligations for the foreseeable future, including issuing senior notes, drawing down on the full capacity of our Revolving Credit Facility and consummating the Honors Points Pre-Sale. Further, in February 2021, we issued the 2032 Senior Notes to continue to extend debt maturities and reduce our cost of debt by repaying the 2026 Senior Notes. Based on our continued recovery and expectations of the foreseeable demands on our available cash and our liquidity in future periods, we fully repaid the $1,690 million outstanding debt balance on the Revolving Credit Facility during the six months ended June 30, 2021, including $1,190 million in June 2021.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including costs associated with the management and franchising of hotels, corporate expenses, payroll and compensation costs, taxes and compliance costs, interest payments on our outstanding indebtedness, contract acquisition costs and capital expenditures for required renovations and maintenance at the hotels within our ownership segment. While our accounts receivable balance as of June 30, 2021 is less than periods prior to the start of the pandemic, we are generally experiencing slower payment of certain fees due to us. As such, we have considered the implications of these delayed payment trends in developing our estimates of expected future credit losses. However, during the current period, we experienced some improvement with respect to the timing of customer payments in comparison to previous periods impacted by the pandemic.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements to the hotels within our ownership segment, commitments to owners in our management and franchise segment and corporate capital and information technology expenditures. We formally suspended share repurchases in March 2020 given the economic environment and our efforts to preserve cash, and no share repurchases have been made since then. However, the stock repurchase program remains authorized by the board of directors, with approximately $2.2 billion remaining available for share repurchases under the program, and we may resume share repurchases in the future at any time, depending on market conditions, our capital needs and other factors. Additionally, we suspended dividend payments in 2020, but we expect that both share repurchases and dividend payments will be reinstated in future periods and result in uses of liquidity.

Although the COVID-19 pandemic has caused us to temporarily change our cash management strategy, we have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases, which we expect to reimplement at some time in the future. Within the framework of our investment policy, we currently intend to continue to finance our business activities primarily with cash on our balance sheet as of June 30, 2021, cash generated from our operations and, as needed, the use of the available capacity of our Revolving Credit Facility.

After considering our approach to liquidity and our available sources of cash, we believe that our cash position and sources of liquidity will meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments for the foreseeable future based on current conditions. The objectives of our cash management policy are to maintain the availability of liquidity while minimizing operational costs.

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

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Six Months Ended		Percent
	June 30,		Change
	2021	2020	2021 vs. 2020
	(in millions)
Net cash provided by (used in) operating activities	$(300)	$946	NM(1)
Net cash used in investing activities	(14)	(76)	(81.6)
Net cash provided by (used in) financing activities	(1,818)	2,082	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

Operating Activities

The change in cash flows from operating activities was primarily attributable to the $1.0 billion of cash received in connection with the Honors Points Pre-Sale during the six months ended June 30, 2020. Excluding the impact of this transaction, cash flows provided by (used in) operating activities were flat during the six months ended June 30, 2021, as the increase in cash inflows generated from our properties, largely as a result of an increase in system-wide RevPAR related to recovery from the COVID-19 pandemic, and the decreases in cash paid for interest and income taxes, were offset by a $92 million increase in payments of contract acquisition costs that, despite the current challenging conditions, continue our strategic investment in growing our system by adding hotels to our management and franchise segment.

Investing Activities

Net cash used in investing activities primarily related to capitalized software costs that were related to various systems initiatives for the benefit of both our hotel owners and our overall corporate operations and to capital expenditures for property and equipment related to our corporate facilities and the renovation of certain hotels in our ownership segment. Beginning in March 2020, we took steps to temporarily reduce such expenditures in response to the COVID-19 pandemic; however, we expect such costs to increase in future periods, aligned to our recovery from the pandemic.

Financing Activities

The change in cash flows from financing activities was primarily attributable to our Revolving Credit Facility, which we fully drew down during the six months ended June 30, 2020 in response to the COVID-19 pandemic, resulting in net cash inflows of $1.5 billion, while we fully repaid the $1.69 billion outstanding debt balance during the six months ended June 30, 2021. Additionally, during the six months ended June 30, 2020, we had an additional net $1.0 billion of senior notes borrowings as compared to the six months ended June 30, 2021. Further, cash outflows decreased $338 million as a result of decreases in share repurchases and dividend payments, as both programs remained suspended during the six months ended June 30, 2021.

Debt and Borrowing Capacity

As of June 30, 2021, our total indebtedness, excluding unamortized deferred financing costs and discount, was approximately $8.9 billion. For additional information on our total indebtedness, including financing transactions executed during the six months ended June 30, 2021, availability under our Revolving Credit Facility and guarantees on our debt, refer to Note 5: "Debt" in our unaudited condensed consolidated financial statements.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or issue additional equity securities. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hospitality industry that may be beyond our control. The COVID-19 pandemic negatively impacted our cash flows from operations as compared to periods prior to the onset of the pandemic, and will continue to do so for an indeterminate period of time. During 2020, we took precautions to secure our cash position, as discussed above, and, with our business recovering during the current period, we were able to repay outstanding debt borrowings on our Revolving Credit facility and we expect to be able to meet our current obligations. Furthermore, we do not have any material indebtedness outstanding that matures prior to May 2025.

Contractual Obligations

During the six months ended June 30, 2021, we issued the 2032 Senior Notes, redeemed the 2026 Senior Notes and fully repaid the $1,690 million outstanding debt balance on our Revolving Credit Facility. Otherwise, there were no material changes to our contractual obligations from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Summarized Guarantor Financial Information

HOC is the issuer of the Senior Notes and is 100 percent owned directly by Hilton Worldwide Parent LLC ("HWP"), which, in turn, is 100 percent owned directly by the Parent. The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by the Parent, HWP and substantially all of the Parent's direct and indirect wholly owned domestic restricted subsidiaries, except for HOC (together, the "Guarantors"). The indentures that govern the Senior Notes provide that any subsidiary of the Company that provides a guarantee of our senior secured credit facilities will guarantee the Senior Notes. As of June 30, 2021, none of our foreign subsidiaries or domestic subsidiaries owned by foreign subsidiaries or our non-wholly owned subsidiaries guaranteed the Senior Notes.

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

Neither HOC nor any of the Guarantors has any reporting obligation under the Exchange Act in respect of the Senior Notes; however, we are supplementally providing the information set forth below. The following tables present summarized financial information for HOC, along with the Parent and all other Guarantors, on a combined basis:

As of June 30, 2021
(in millions)
ASSETS
Total current assets	$992
Intangible assets, net	8,798
Total intangibles and other assets	9,283
TOTAL ASSETS	10,275

LIABILITIES AND EQUITY (DEFICIT)
Total current liabilities	2,284
Long-term debt	8,533
Total liabilities	14,282
Total Hilton stockholders' deficit	(4,007)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	10,275

Six Months Ended June 30, 2021
(in millions)
Revenues
Revenues	$617
Other revenues from managed and franchised properties	1,100
Total revenues	$1,717

Expenses
Expenses	$185
Other expenses from managed and franchised properties	1,229
Total expenses	$1,414

Operating income	$303
Interest expense	(196)
Income tax expense	(12)
Net income	36
Net income attributable to Hilton stockholders	36

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and, during the six months ended June 30, 2021, there were no material changes to those previously disclosed.

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

Item 1A. Risk Factors

See the risk factors previously disclosed under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Date: July 29, 2021