Form 10-Q
period 2021-09-30
Hilton Worldwide Holdings Inc.
filed 2021-10-27
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of October 20, 2021 was 278,721,682.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,288	$3,218
Restricted cash and cash equivalents	99	45
Accounts receivable, net of allowance for credit losses of $130 and $132	1,012	771
Prepaid expenses	124	70
Other	171	98
Total current assets (variable interest entities – $31 and $53)	2,694	4,202
Intangibles and Other Assets:
Goodwill	5,078	5,095
Brands	4,890	4,904
Management and franchise contracts, net	730	653
Other intangible assets, net	208	266
Operating lease right-of-use assets	719	772
Property and equipment, net	303	346
Deferred income tax assets	244	194
Other	448	323
Total intangibles and other assets (variable interest entities – $181 and $199)	12,620	12,553
TOTAL ASSETS	$15,314	$16,755
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$1,433	$1,302
Current maturities of long-term debt	54	56
Current portion of deferred revenues	298	370
Current portion of liability for guest loyalty program	837	703
Total current liabilities (variable interest entities – $52 and $57)	2,622	2,431
Long-term debt	8,713	10,431
Operating lease liabilities	899	971
Deferred revenues	790	1,004
Deferred income tax liabilities	718	649
Liability for guest loyalty program	1,739	1,766
Other	961	989
Total liabilities (variable interest entities – $217 and $248)	16,442	18,241
Commitments and contingencies – see Note 12
Equity (Deficit):
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 331,639,032 issued and 278,718,682 outstanding as of September 30, 2021 and 330,511,254 issued and 277,590,904 outstanding as of December 31, 2020	3	3
Treasury stock, at cost; 52,920,350 shares as of September 30, 2021 and December 31, 2020	(4,447)	(4,453)
Additional paid-in capital	10,654	10,552
Accumulated deficit	(6,469)	(6,732)
Accumulated other comprehensive loss	(869)	(860)
Total Hilton stockholders' deficit	(1,128)	(1,490)
Noncontrolling interests	—	4
Total deficit	(1,128)	(1,486)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$15,314	$16,755

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Franchise and licensing fees	$451	$241	$1,062	$712
Base and other management fees	49	24	116	92
Incentive management fees	26	7	60	25
Owned and leased hotels	199	94	376	335
Other revenues	18	19	56	52
	743	385	1,670	1,216
Other revenues from managed and franchised properties	1,006	548	2,282	2,201
Total revenues	1,749	933	3,952	3,417

Expenses
Owned and leased hotels	200	144	452	478
Depreciation and amortization	46	90	143	269
General and administrative	107	66	302	189
Reorganization costs	—	—	—	38
Impairment losses	—	9	—	136
Other expenses	12	21	31	48
	365	330	928	1,158
Other expenses from managed and franchised properties	944	592	2,339	2,482
Total expenses	1,309	922	3,267	3,640

Loss on sale of assets, net	(8)	—	(8)	—

Operating income (loss)	432	11	677	(223)

Interest expense	(98)	(116)	(302)	(316)
Gain (loss) on foreign currency transactions	—	(12)	1	(16)
Loss on debt extinguishment	—	—	(69)	—
Other non-operating income (loss), net	6	3	16	(20)

Income (loss) before income taxes	340	(114)	323	(575)

Income tax benefit (expense)	(100)	33	(64)	80

Net income (loss)	240	(81)	259	(495)
Net loss attributable to noncontrolling interests	1	2	4	4
Net income (loss) attributable to Hilton stockholders	$241	$(79)	$263	$(491)

Earnings (loss) per share:
Basic	$0.86	$(0.29)	$0.94	$(1.77)
Diluted	$0.86	$(0.29)	$0.94	$(1.77)

Cash dividends declared per share	$—	$—	$—	$0.15

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$240	$(81)	$259	$(495)
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $(2), $(11), $(4) and $(2)	(5)	25	(26)	21
Pension liability adjustment, net of tax of $(1), $(1), $(2) and $(2)	2	2	6	5
Cash flow hedge adjustment, net of tax of $—, $(1), $(4) and $13	—	1	11	(39)
Total other comprehensive income (loss)	(3)	28	(9)	(13)

Comprehensive income (loss)	237	(53)	250	(508)
Comprehensive loss attributable to noncontrolling interests	1	2	4	4
Comprehensive income (loss) attributable to Hilton stockholders	$238	$(51)	$254	$(504)

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating Activities:
Net income (loss)	$259	$(495)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of contract acquisition costs	23	22
Depreciation and amortization	143	269
Impairment losses	—	136
Loss (gain) on foreign currency transactions	(1)	16
Share-based compensation expense	144	37
Deferred income taxes	6	(142)
Contract acquisition costs	(160)	(37)
Change in deferred revenues	(286)	496
Change in liability for guest loyalty program	107	413
Working capital changes and other	(257)	131
Net cash provided by (used in) operating activities	(22)	846
Investing Activities:
Capital expenditures for property and equipment	(17)	(38)
Capitalized software costs	(28)	(38)
Other	11	(13)
Net cash used in investing activities	(34)	(89)
Financing Activities:
Borrowings	1,505	2,690
Repayment of debt	(3,221)	(214)
Debt issuance costs and redemption premium	(76)	(14)
Dividends paid	—	(42)
Repurchases of common stock	—	(296)
Share-based compensation tax withholdings and other	(22)	(36)
Other	—	(1)
Net cash provided by (used in) financing activities	(1,814)	2,087

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(6)	(6)
Net increase (decrease) in cash, restricted cash and cash equivalents	(1,876)	2,838
Cash, restricted cash and cash equivalents, beginning of period	3,263	630
Cash, restricted cash and cash equivalents, end of period	$1,387	$3,468

Supplemental Disclosures:
Cash paid during the period:
Interest	$254	$276
Income taxes, net of refunds	79	67

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts, and licensing its brands and intellectual property ("IP"). As of September 30, 2021, we managed, franchised, owned or leased 6,758 hotels and resorts, including timeshare properties, totaling 1,061,686 rooms in 122 countries and territories.

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain disclosures normally included in annual financial statements presented in accordance with GAAP but that are not required for interim reporting purposes. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Additionally, interim results are not necessarily indicative of full year performance. In particular, the novel coronavirus ("COVID-19") pandemic had a material adverse impact on our results for the three and nine months ended September 30, 2021 and 2020 when compared to periods prior to the onset of the pandemic in early 2020. As such, this interim period, as well as upcoming periods, are unlikely to be comparable to periods prior to the onset of the pandemic or to other periods affected by the pandemic, and are not indicative of future performance. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. All material intercompany transactions have been eliminated in consolidation.

Note 2: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as components of current and long-term deferred revenues, during the nine months ended September 30, 2021:

(in millions)
Balance as of December 31, 2020	$1,312
Cash received in advance and not recognized as revenue	99
Revenue recognized(1)	(284)
Other(2)	(81)
Balance as of September 30, 2021	$1,046
____________
(1)Includes $245 million related to Hilton Honors, our guest loyalty program. Revenue recognized during the three months ended September 30, 2021 was $170 million, including $34 million for performance obligations that were satisfied in prior periods as a result of a change to the estimated breakage of Hilton Honors points for which point expirations have been temporarily suspended. During the three and nine months ended September 30, 2020, revenue recognized was $54 million and $164 million, respectively.
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

Performance Obligations

As of September 30, 2021, we had deferred revenues for unsatisfied performance obligations consisting of: (i) $188 million related to Hilton Honors that will be recognized as revenue when the points are redeemed, which we estimate will occur over approximately the next two years; (ii) $236 million related to co-branded credit card arrangements, primarily from the Honors Points Pre-Sale, of which a portion will be recognized as revenue when points are awarded with the remaining portion recognized as revenue when the points are redeemed; and (iii) $622 million related to application, initiation and other fees that is expected to be recognized as revenue over the terms of the related contracts.

Note 3: Consolidated Variable Interest Entities

As of September 30, 2021 and December 31, 2020, we consolidated two variable interest entities ("VIEs") that each lease a hotel property. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb losses and the right to receive benefits that could be significant to each of the VIEs individually. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities, and the liabilities of the consolidated VIEs are non-recourse to us.

Our condensed consolidated balance sheets include the assets and liabilities of these entities, which primarily comprised the following:

	September 30,	December 31,
	2021	2020
	(in millions)
Cash and cash equivalents	$17	$40
Property and equipment, net	63	76
Deferred income tax assets	57	57
Other non-current assets	61	66
Accounts payable, accrued expenses and other	18	27
Long-term debt(1)	181	203
Other long-term liabilities	17	17
____________
(1)Includes finance lease liabilities of $159 million and $184 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, the VIEs had revolving credit facilities with borrowing capacities totaling 4.5 billion Japanese yen (equivalent to $40 million), with 500 million Japanese yen (equivalent to $5 million) drawn under these facilities, resulting in an available borrowing capacity totaling 4.0 billion Japanese yen (equivalent to $35 million). There were no amounts drawn under these facilities as of December 31, 2020. See Note 5: "Debt" for additional information.

Note 4: Finite-Lived Intangible Assets

Our finite-lived intangible assets consist of management and franchise contracts and other intangible assets. Management and franchise contracts, net were as follows:

	September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management contracts recorded at Merger(1)	$311	$(271)	$40
Contract acquisition costs	741	(163)	578
Development commissions and other	138	(26)	112
	$1,190	$(460)	$730

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management contracts recorded at Merger(1)	$317	$(261)	$56
Contract acquisition costs(2)	632	(144)	488
Development commissions and other	132	(23)	109
	$1,081	$(428)	$653
____________
(1)Represents intangible assets that were initially recorded at their fair value as part of the October 2007 transaction whereby we became a wholly owned subsidiary of affiliates of Blackstone Inc. (the "Merger").
(2)During the three and nine months ended September 30, 2020, we recognized $6 million and $15 million, respectively, of impairment losses related to our contract acquisition costs included in our condensed consolidated statements of operations.

Amortization of our finite-lived intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in millions)
Recognized in depreciation and amortization expense(1)	$32	$76	$103	$227
Recognized as a reduction of franchise and licensing fees and base and other management fees	9	7	23	22
____________
(1)Includes amortization expense of $11 million and $47 million for the three months ended September 30, 2021 and 2020, respectively, and $35 million and $143 million for the nine months ended September 30, 2021 and 2020, respectively, associated with assets that were initially recorded at their fair value at the time of the Merger, some of which fully amortized during 2020.

Note 5: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of September 30, 2021, were as follows:

	September 30,	December 31,
	2021	2020
	(in millions)
Senior secured revolving credit facility, due 2024	$—	$1,690
Senior secured term loan facility with a rate of 1.84%, due 2026	2,619	2,619
Senior notes with a rate of 5.375%, due 2025	500	500
Senior notes with a rate of 5.125%, due 2026	—	1,500
Senior notes with a rate of 4.875%, due 2027	600	600
Senior notes with a rate of 5.750%, due 2028	500	500
Senior notes with a rate of 3.750%, due 2029	800	800
Senior notes with a rate of 4.875%, due 2030	1,000	1,000
Senior notes with a rate of 4.000%, due 2031	1,100	1,100
Senior notes with a rate of 3.625%, due 2032	1,500	—
Finance lease liabilities with a weighted average rate of 5.89%, due 2021 to 2030	216	252
Other debt of consolidated VIEs with a weighted average rate of 2.69%, due 2022 and 2026	22	19
	8,857	10,580
Less: unamortized deferred financing costs and discount	(90)	(93)
Less: current maturities of long-term debt(1)	(54)	(56)
	$8,713	$10,431
____________
(1)Represents current maturities of finance lease liabilities and, as of September 30, 2021, the outstanding borrowings under the revolving credit facility of a consolidated VIE.

Our senior secured credit facilities consist of a $1.75 billion senior secured revolving credit facility (the "Revolving Credit Facility") and a senior secured term loan facility (the "Term Loan"). The obligations of our senior secured credit facilities are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic restricted subsidiaries. During the nine months ended September 30, 2021, we fully repaid the $1,690 million outstanding debt balance on the Revolving Credit Facility. As of September 30, 2021, we had $60 million of letters of credit outstanding on the Revolving Credit Facility, resulting in an available borrowing capacity of $1,690 million.

In February 2021, we issued $1.5 billion aggregate principal amount of 3.625% Senior Notes due 2032 (the "2032 Senior Notes") and incurred $21 million of debt issuance costs. Interest on the 2032 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning August 15, 2021. We used the net proceeds from the issuance, together with available cash, to redeem all $1.5 billion in aggregate principal amount of our outstanding 5.125% Senior Notes due 2026 (the "2026 Senior Notes"), plus accrued and unpaid interest. In connection with the redemption, we paid a redemption premium of $55 million and accelerated the recognition of the unamortized deferred financing costs related to the 2026 Senior Notes of $14 million, which were both included in loss on debt extinguishment in our condensed consolidated statement of operations for the nine months ended September 30, 2021.

In August 2021, one of our consolidated VIEs borrowed 500 million Japanese yen (equivalent to $5 million as of September 30, 2021) on its revolving credit facility, which has a maturity date of June 2022. See Note 3: "Consolidated Variable Interest Entities" for additional information.

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

Note 6: Fair Value Measurements

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	September 30, 2021
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$624	$—	$624	$—
Liabilities:
Long-term debt(1)	8,529	6,171	—	2,601
Interest rate swaps	66	—	66	—

	December 31, 2020
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$2,270	$—	$2,270	$—
Liabilities:
Long-term debt(1)	10,216	6,366	—	4,293
Interest rate swaps	82	—	82	—
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

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of September 30, 2021 and December 31, 2020.

Note 7: Income Taxes

The Company's income tax provision for interim reporting periods has historically been calculated by applying an estimate of the annual effective income tax rate for the full year to "ordinary" income (loss) for the interim reporting period, which is calculated as pre-tax income (loss) excluding unusual and infrequently occurring discrete items. For the nine months ended September 30, 2021, we calculated the income tax provision using a discrete effective income tax rate method as if the interim year to date period was an annual period. We determined that since normal changes in estimated "ordinary" income (loss) would result in disproportionate changes in the estimated annual effective income tax rate, the Company's historical method of calculating its income tax provision for interim reporting periods would not provide a reliable estimate for the nine months ended September 30, 2021.

In June 2021, the United Kingdom's ("U.K.") Finance Act 2021 (the "U.K. Finance Act") was enacted, which included, among other items, an increase to the U.K. corporate income tax rate from 19 percent to 25 percent. We remeasured our U.K. deferred tax assets and other tax liabilities to the new rate, resulting in a $30 million tax benefit recognized during the nine months ended September 30, 2021. Due to this remeasurement, our effective income tax rate on consolidated pre-tax income is lower than the combined U.S. statutory rate for the nine months ended September 30, 2021.

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign tax jurisdictions. We are under regular and recurring audit by the Internal Revenue Service ("IRS") and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in federal, state, local and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. As of September 30, 2021, we remain subject to federal and state examinations of our income tax returns for tax years from 2005 through 2020 and foreign examinations of our income tax returns for tax years from 1996 through 2020.

Our total unrecognized tax benefits as of September 30, 2021 and December 31, 2020 were $438 million and $451 million, respectively. As of September 30, 2021 and December 31, 2020, we had accrued approximately $71 million and $65 million, respectively, for interest and penalties related to these unrecognized tax benefits. Included in the balances of unrecognized tax benefits as of September 30, 2021 and December 31, 2020 were $401 million and $400 million, respectively, associated with positions that, if favorably resolved, would provide a benefit to our effective income tax rate.

In prior periods, we received 30-day Letters from the IRS and the Revenue Agents Reports ("RARs") for the 2006 through the 2013 tax years. We disagreed with several of the proposed adjustments in the RARs for those respective years and filed formal appeals protests with the IRS. The unsettled proposed adjustments sought by the IRS for these open audit periods would result in additional U.S. federal taxes owed of approximately $817 million, excluding interest and penalties and potential state income taxes. We disagree with the IRS's position on each of their assertions and are vigorously contesting them. However, based on continuing appeals process discussions with the IRS, we believe that it is more likely than not that we will not recognize the full benefit related to certain of the issues being appealed. Accordingly, as of September 30, 2021, we had recorded $86 million of unrecognized tax benefits related to these issues.

Note 8: Share-Based Compensation

Under the Hilton 2017 Omnibus Incentive Plan (the "2017 Plan"), we award time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options") and performance-vesting RSUs ("performance shares") to our eligible employees. We recognized share-based compensation expense of $52 million and $25 million during the three months ended September 30, 2021 and 2020, respectively, and $144 million and $37 million during the nine months ended September 30, 2021 and 2020, respectively, which included amounts reimbursed by hotel owners. The expenses recognized during the three and nine months ended September 30, 2020 were net of the reversal of expenses recognized in prior periods as a result of the determination that the performance conditions of the performance shares that were originally awarded in 2018, 2019 and 2020 were no longer probable of achievement. Refer to "Performance Shares" below for additional information.

As of September 30, 2021, unrecognized compensation costs for unvested awards under the 2017 Plan were approximately $157 million, which are expected to be recognized over a weighted-average period of 1.7 years on a straight-line basis.

RSUs

During the nine months ended September 30, 2021, we granted 587,000 RSUs with a weighted average grant date fair value per share of $123.09, which vest in equal annual installments over two or three years from the date of grant.

Options

During the nine months ended September 30, 2021, we granted 361,000 options with an exercise price per share of $123.13, which vest in equal annual installments over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The grant date fair value per share of the options granted during the nine months ended September 30, 2021 was $41.15, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

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

Performance Shares

In December 2020, we modified our performance shares that were originally awarded in 2018, 2019 and 2020 in response to the COVID-19 pandemic and its negative impact on the hospitality industry and, ultimately, the Company's performance. The modifications were structured to reward for results achieved prior to the COVID-19 pandemic, retain senior business leaders and incentivize for the recovery efforts by utilizing metrics most meaningful in assessing our performance during our recovery from the adverse impact of the pandemic. Under the terms of the modified awards, a portion of the outstanding performance shares granted in 2019 were modified to vest based on performance prior to the pandemic and continued service, and the remaining portion of those performance shares, as well as the shares granted in 2020, were converted to performance shares that will vest based on different performance measures from those under the original award agreements. The modified terms did not change the vesting schedules of the original awards, and, as such, the performance shares that were originally awarded in 2018 vested in December 2020.

During the nine months ended September 30, 2021, we granted 241,000 performance shares with a grant date fair value per share of $123.13. We recognize compensation expense based on the total number of performance shares that are expected to vest as determined by the performance measures' achievement factors, which are estimated each reporting period and range from zero percent to 200 percent, with 100 percent being the target. As of September 30, 2021, we determined that the performance measures for all of the outstanding performance shares were probable of achievement, with the applicable achievement factors estimated to be between the target and maximum achievement percentages.

Note 9: Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share ("EPS"):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income (loss) attributable to Hilton stockholders	$241	$(79)	$263	$(491)
Denominator:
Weighted average shares outstanding	279	277	278	277
Basic EPS	$0.86	$(0.29)	$0.94	$(1.77)

Diluted EPS:
Numerator:
Net income (loss) attributable to Hilton stockholders	$241	$(79)	$263	$(491)
Denominator:
Weighted average shares outstanding(1)	281	277	281	277
Diluted EPS(1)	$0.86	$(0.29)	$0.94	$(1.77)
____________
(1)Certain shares related to share-based compensation were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive under the treasury stock method, including less than 1 million shares for both the three and nine months ended September 30, 2021, and, as revised, 3 million shares for both the three and nine months ended September 30, 2020. The dilutive shares related to share-based compensation included in the previously reported weighted average shares outstanding of 279 million for both the three and nine months ended September 30, 2020 were revised in the current period presentation, as the previously reported dilutive shares were determined to be anti-dilutive as a result of the net loss attributable to Hilton stockholders reported during those periods. The result of the revision is an immaterial decrease in the previously reported diluted EPS for the three and nine months ended September 30, 2020 of $0.01.

Note 10: Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss

The following tables present the changes in the components of stockholders' equity (deficit):

	Three Months Ended September 30, 2021
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of June 30, 2021	279	$3	$(4,447)	$10,603	$(6,710)	$(866)	$1	$(1,416)
Net income (loss)	—	—	—	—	241	—	(1)	240
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)
Share-based compensation	—	—	—	51	—	—	—	51
Balance as of September 30, 2021	279	$3	$(4,447)	$10,654	$(6,469)	$(869)	$—	$(1,128)

	Three Months Ended September 30, 2020
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of June 30, 2020	277	$3	$(4,457)	$10,465	$(6,429)	$(881)	$8	$(1,291)
Net loss	—	—	—	—	(79)	—	(2)	(81)
Other comprehensive income	—	—	—	—	—	28	—	28
Share-based compensation	—	—	—	26	—	—	—	26
Distributions	—	—	—	—	—	—	(1)	(1)
Balance as of September 30, 2020	277	$3	$(4,457)	$10,491	$(6,508)	$(853)	$5	$(1,319)

	Nine Months Ended September 30, 2021
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2020	278	$3	$(4,453)	$10,552	$(6,732)	$(860)	$4	$(1,486)
Net income (loss)	—	—	—	—	263	—	(4)	259
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
Share-based compensation	1	—	6	102	—	—	—	108
Balance as of September 30, 2021	279	$3	$(4,447)	$10,654	$(6,469)	$(869)	$—	$(1,128)

	Nine Months Ended September 30, 2020
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2019	279	$3	$(4,169)	$10,489	$(5,965)	$(840)	$10	$(472)
Net loss	—	—	—	—	(491)	—	(4)	(495)
Other comprehensive loss	—	—	—	—	—	(13)	—	(13)
Dividends(1)	—	—	—	—	(42)	—	—	(42)
Repurchases of common stock(1)	(3)	—	(279)	—	—	—	—	(279)
Share-based compensation	1	—	(9)	2	—	—	—	(7)
Distributions	—	—	—	—	—	—	(1)	(1)
Cumulative effect of the adoption of ASU 2016-13(2)	—	—	—	—	(10)	—	—	(10)
Balance as of September 30, 2020	277	$3	$(4,457)	$10,491	$(6,508)	$(853)	$5	$(1,319)
____________
(1)In March 2020, we suspended share repurchases and the declaration of dividends.
(2)Relates to Accounting Standards Update No. 2016-13 ("ASU 2016-13"), Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that was adopted on January 1, 2020.

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2020	$(511)	$(289)	$(60)	$(860)
Other comprehensive loss before reclassifications	(32)	(2)	(4)	(38)
Amounts reclassified from accumulated other comprehensive loss	6	8	15	29
Net current period other comprehensive income (loss)	(26)	6	11	(9)
Balance as of September 30, 2021	$(537)	$(283)	$(49)	$(869)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2019	$(549)	$(269)	$(22)	$(840)
Other comprehensive income (loss) before reclassifications	16	(3)	(35)	(22)
Amounts reclassified from accumulated other comprehensive loss	5	8	(4)	9
Net current period other comprehensive income (loss)	21	5	(39)	(13)
Balance as of September 30, 2020	$(528)	$(264)	$(61)	$(853)
____________
(1)Includes net investment hedge gains and intra-entity foreign currency transactions that are of a long-term investment nature. Amounts reclassified during the nine months ended September 30, 2021 and 2020 relate to the liquidation of investments in foreign entities and were recognized in loss on sale of assets, net and loss on foreign currency transactions, respectively, in our condensed consolidated statements of operations.
(2)Amounts reclassified related to the amortization of prior service cost (credit) and amortization of net loss and were recognized in other non-operating income (loss), net in our condensed consolidated statements of operations.
(3)Amounts reclassified are the result of hedging instruments, including: (a) interest rate swaps, inclusive of interest rate swaps that were dedesignated and subsequently settled, with related amounts recognized in interest expense in our condensed consolidated statements of operations and (b) forward contracts that hedge our foreign currency denominated fees, with related amounts recognized in franchise and licensing fees, base and other management fees and other revenues from managed and franchised properties in our condensed consolidated statements of operations.

Note 11: Business Segments

We are a hospitality company with operations organized in two distinct operating segments: (i) management and franchise and (ii) ownership. These segments are managed and reported separately because of their distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels that license our brands and where we provide other prescribed services, but where the day-to-day services of the hotels are operated or managed by someone other than us. This segment also earns licensing fees from Hilton Grand Vacations Inc. ("HGV") and strategic partnerships, including co-branded credit card arrangements, for the right to use certain Hilton marks and IP, as well as fees for managing properties in our ownership segment. As of September 30, 2021, this segment included 735 managed hotels and 5,905 franchised hotels consisting of 1,033,282 total rooms. As a result of the COVID-19 pandemic, during the nine months ended September 30, 2021 and 2020, the operations of certain hotels in our management and franchise segment were suspended for some period of time. As of September 30, 2021, all but 87 of these hotels were open.

As of September 30, 2021, our ownership segment included 59 properties totaling 19,056 rooms. The segment comprised 51 hotels that we leased, one hotel owned by a consolidated non-wholly owned entity, two hotels that were each leased by a consolidated VIE and five hotels owned or leased by unconsolidated affiliates. In March 2020, as a result of the COVID-19 pandemic, certain hotels in our ownership segment began suspending operations; however, as of September 30, 2021, with the exception of one hotel owned by an unconsolidated affiliate, which reopened in October 2021, all of the hotels in our ownership segment were open.

During 2020, we recognized impairment losses in our condensed consolidated statements of operations related to certain hotel properties in our ownership segment under operating and finance leases, which included $51 million of operating lease right-of-use ("ROU") assets and $46 million of other intangible assets, net during the nine months ended September 30, 2020 and, during the three and nine months ended September 30, 2020, $3 million and $24 million of property and equipment, net, respectively, of which $2 million and $4 million related to finance lease ROU assets, respectively.

The performance of our operating segments is evaluated primarily on operating income (loss), without allocating amortization of contract acquisition costs, other revenues and other expenses from managed and franchised properties, other revenues, other expenses or general and administrative expenses.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in millions)
Franchise and licensing fees	$455	$244	$1,072	$720
Base and other management fees(1)	57	30	135	108
Incentive management fees	26	7	60	25
Management and franchise	538	281	1,267	853
Ownership	199	94	376	335
Segment revenues	737	375	1,643	1,188
Amortization of contract acquisition costs	(9)	(7)	(23)	(22)
Other revenues	18	19	56	52
Direct reimbursements from managed and franchised properties(2)	446	244	998	1,185
Indirect reimbursements from managed and franchised properties(2)	560	304	1,284	1,016
Intersegment fees elimination(1)	(3)	(2)	(6)	(2)
Total revenues	$1,749	$933	$3,952	$3,417
____________
(1)Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.
(2)Included in other revenues from managed and franchised properties in our condensed consolidated statements of operations.

The following table presents operating income (loss) for our reportable segments, reconciled to consolidated income (loss) before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in millions)
Management and franchise(1)	$538	$281	$1,267	$853
Ownership(1)	(4)	(52)	(82)	(145)
Segment operating income	534	229	1,185	708
Amortization of contract acquisition costs	(9)	(7)	(23)	(22)
Other revenues, less other expenses	6	(2)	25	4
Net other revenues (expenses) from managed and franchised properties	62	(44)	(57)	(281)
Depreciation and amortization expenses	(46)	(90)	(143)	(269)
General and administrative expenses	(107)	(66)	(302)	(189)
Reorganization costs	—	—	—	(38)
Impairment losses	—	(9)	—	(136)
Loss on sale of assets, net	(8)	—	(8)	—
Operating income (loss)	432	11	677	(223)
Interest expense	(98)	(116)	(302)	(316)
Gain (loss) on foreign currency transactions	—	(12)	1	(16)
Loss on debt extinguishment	—	—	(69)	—
Other non-operating income (loss), net	6	3	16	(20)
Income (loss) before income taxes	$340	$(114)	$323	$(575)
____________
(1)Includes management, royalty and IP fees charged to our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

Note 12: Commitments and Contingencies

We provide performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees do not require us to fund shortfalls, but allow for termination of the contract if specified operating performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls, creating variable interests in the ownership entities of the hotels, of which we are not the primary beneficiary. As of September 30, 2021, we had six performance guarantees, with expirations ranging from 2023 to 2043, and possible cash outlays totaling approximately $20 million. Our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee. We have included the impact of the COVID-19 pandemic on these hotels in our expectations of their future operating performance and, as of September 30, 2021 and December 31, 2020, we accrued current liabilities of $2 million and $7 million, respectively, for our performance guarantees. We may enter into new contracts containing performance guarantees in the future, which could increase our possible cash outlays.

As of September 30, 2021, we guaranteed a $10 million loan, which matures in 2023, for two hotels that we franchise. Additionally, we have an agreement with the owner of a hotel that we manage to finance capital expenditures at the hotel, contingent on certain criteria imposed on the owner. As of September 30, 2021, we had remaining possible cash outlays related to this agreement of approximately $10 million; however, we cannot currently estimate the timing of the payments or if they will be made at all, since we will not be obligated to fund such capital expenditures if certain terms of the agreement are not met.

In June 2021, Hilton provided two letters of credit totaling $26 million to the owner of a hotel that we will manage to satisfy debt service reserve requirements for their debt with a third party. Each letter of credit will expire at the earlier of the date at which it is fully drawn or 2031.

We receive fees from managed and franchised properties to operate our marketing, sales and brand programs on behalf of hotel owners, which are based on the underlying hotel's sales or usage. As a result of the adverse impact of the COVID-19 pandemic on our hotels' sales and, ultimately, the program fees we earn, our costs to operate these programs have outpaced the fees received, which, as of September 30, 2021, resulted in $13 million of amounts expended and recognized on behalf of these programs exceeding the amounts collected. As of December 31, 2020, we had collected and recognized an aggregate of $5 million in excess of amounts expended, across all programs.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2021 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the impact of and recovery from the COVID-19 pandemic, the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry, macroeconomic factors beyond our control, such as challenges due to labor shortages and supply chain disruptions, risks related to the impact of the COVID-19 pandemic, including as a result of new strains and variants of the virus and uncertainty of acceptance of the COVID-19 vaccines and their effectiveness, competition for hotel guests and management and franchise contracts, risks related to doing business with third-party hotel owners, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the U.S. and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

COVID-19 Pandemic

The COVID-19 pandemic has significantly impacted the global economy and strained the hospitality industry since the beginning of 2020. Our Asia Pacific region began experiencing the effects of the COVID-19 pandemic in January 2020, while the pronounced negative results and suspensions of hotel operations in the Americas and Europe, Middle East and Africa ("EMEA") regions did not begin until mid-March 2020. Since the beginning of the pandemic, the pervasiveness and severity of travel restrictions and stay-at-home directives have varied by country and state, fluctuating based on a number of factors, including: (i) COVID-19 infection surges and contractions; (ii) the emergence of new strains and variants of the virus; and (iii) the distribution of COVID-19 vaccinations, which commenced in late 2020. The pandemic had a material adverse impact on our results for the three and nine months ended September 30, 2021 and 2020 when compared to periods prior to the onset of the pandemic, and although all periods were significantly impacted by the pandemic, none of these periods are considered comparable, and no periods affected by the pandemic are expected to be comparable to future periods. Although we have observed signs of economic recovery, we are still unable to predict the time required for a widespread sustainable economic recovery to take hold on a global scale. Accordingly, given the ongoing nature of the pandemic, the ultimate impact that it will have on the Company’s business, financial performance and results of operations remains uncertain.

Although certain restrictions have been reinstated with the spread of new variants of the virus, the broader distribution of COVID-19 vaccinations in early 2021 and the overall easing of travel and other restrictions have generated renewed interest in travel and tourism activities in many markets around the globe. However, the continued spreading of COVID-19 and its related variants could result in travel and other restrictions being implemented or reinstated in the affected areas, where our hotels may be located, in future periods.

While the restrictions and the reduction in travel resulted in the suspensions of operations at certain hotels throughout 2020, and the operations of approximately 335 hotels were suspended for some period of time during the nine months ended September 30, 2021, reopenings have significantly outpaced suspensions during 2021, and only 69 hotels remained suspended as of October 20, 2021. We expect nearly all of our hotel properties that were suspended for some period of time as a result of the pandemic to be open by the end of 2021.

Overview

Our Business

Hilton is one of the largest hospitality companies in the world, with 6,758 properties comprising 1,061,686 rooms in 122 countries and territories as of September 30, 2021. Our premier brand portfolio includes: our luxury and lifestyle hotel brands, Waldorf Astoria Hotels & Resorts, LXR Hotels & Resorts, Conrad Hotels & Resorts, Canopy by Hilton, Tempo by Hilton and Motto by Hilton; our full service hotel brands, Signia by Hilton, Hilton Hotels & Resorts, Curio Collection by Hilton, DoubleTree by Hilton, Tapestry Collection by Hilton and Embassy Suites by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. As of September 30, 2021, we had 123 million members in our award-winning guest loyalty program, Hilton Honors.

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

Geographically, we conduct business through three distinct geographic regions: (i) the Americas; (ii) EMEA; and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S., which represented 71 percent of our system-wide hotel rooms as of September 30, 2021, is included in the Americas region, it is often analyzed separately and apart from the Americas region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

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

During the nine months ended September 30, 2021, we added 320 hotels, consisting of over 51,000 rooms, to our system, contributing to nearly 42,100 net additional hotel rooms. As of September 30, 2021, we had more than 2,620 hotels in our development pipeline that we expect to add to our system in the future, representing 404,000 rooms under construction or approved for development throughout 114 countries and territories, including 27 countries and territories where we do not currently have any existing hotels. Nearly all of the rooms in the development pipeline are within our management and franchise segment. Additionally, of the rooms in the development pipeline, 249,000 rooms were located outside the U.S., and 204,000 rooms were under construction. We do not consider any individual development project to be material to us.

Brexit

In June 2016, the U.K. held a referendum in which voters approved an exit from the European Union ("E.U.") (commonly referred to as "Brexit"). In December 2020, the U.K. and the E.U. reached a new bilateral trade and cooperation deal governing their future relationship (the "EU-UK Trade and Cooperation Agreement"), which was fully implemented from May 1, 2021. In addition, while the EU-UK Trade and Cooperation Agreement provides clarity in respect of the intended future relationship between the U.K. and the E.U. and some detailed matters of trade and cooperation, it remains unclear what general long-term economic, financial, trade and legal implications the U.K. withdrawal from the E.U. will have and how it will ultimately affect our business. While our results as of and for the three and nine months ended September 30, 2021 were not materially affected by Brexit specifically, we will continue to monitor the potential impact of Brexit on our business in future periods.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results were not available. Of the 6,699 hotels in our system as of September 30, 2021, 5,572 hotels were classified as comparable hotels. Our 1,127 non-comparable hotels included 66 hotels, or less than one percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they have sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were otherwise not available.

When considering business interruption in the context of our definition of comparable hotels, no hotel that had completely or partially suspended operations on a temporary basis at any time as a result of the COVID-19 pandemic was excluded from the definition of comparable hotels on that basis alone. Despite these temporary suspensions of hotel operations, we believe that including these hotels within our hotel operating statistics of occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") reflects the underlying results of our business for the three and nine months ended September 30, 2021 and 2020.

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

ADR

ADR represents hotel room revenue divided by the total number of room nights sold for a given period. ADR measures the average room price attained by a hotel, and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. ADR is a commonly used performance measure in the industry, and we use ADR to assess pricing levels that we are able to generate by type of customer, as changes in rates charged to customers have different effects on overall revenues and incremental profitability than changes in occupancy, as described above.

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

References to RevPAR, ADR and occupancy are presented on a comparable basis, based on the comparable hotels as of September 30, 2021, and references to RevPAR and ADR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three and nine months ended September 30, 2021 and 2020 use the exchange rates used to translate the results of the Company's foreign operations within its financial statements for the three and nine months ended September 30, 2021, respectively, and for the three months ended September 30, 2021 and 2019, use the exchange rates used to translate the results of the Company's foreign operations within its financial statements for the three months ended September 30, 2021.

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

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be considered as alternatives, either in isolation or as a substitute, for net income (loss) or other measures of financial performance or liquidity, including cash flows, derived in accordance with GAAP. Further, EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered as other methods of analyzing our results as reported under GAAP. Some of these limitations are:

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

Results of Operations

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Change		Nine Months Ended	Change
	September 30, 2021	2021 vs. 2020		September 30, 2021	2021 vs. 2020
U.S.
Occupancy	67.9%	23.4%	pts.	59.9%	17.7%	pts.
ADR	$146.89	34.2%		$130.26	7.0%
RevPAR	$99.71	104.9%		$78.00	51.9%

Americas (excluding U.S.)
Occupancy	54.4%	30.1%	pts.	40.7%	12.1%	pts.
ADR	$116.18	19.9%		$108.63	(3.1)%
RevPAR	$63.15	168.3%		$44.25	38.0%

Europe
Occupancy	59.3%	27.7%	pts.	37.0%	6.8%	pts.
ADR	$132.23	28.9%		$115.89	1.0%
RevPAR	$78.42	142.3%		$42.92	23.8%

MEA
Occupancy	52.9%	27.8%	pts.	48.1%	15.0%	pts.
ADR	$120.92	(0.4)%		$125.50	—%
RevPAR	$63.94	110.1%		$60.40	45.2%

Asia Pacific
Occupancy	49.5%	(4.8)%	pts.	49.8%	9.5%	pts.
ADR	$102.67	15.4%		$99.95	3.1%
RevPAR	$50.86	5.2%		$49.81	27.5%

System-wide
Occupancy	64.3%	21.5%	pts.	55.7%	15.6%	pts.
ADR	$140.57	32.2%		$125.93	6.2%
RevPAR	$90.39	98.7%		$70.15	47.6%

During the three and nine months ended September 30, 2021, the COVID-19 pandemic continued to negatively impact our business and our hotel operating statistics. However, during the nine months ended September 30, 2021, we experienced significant improvement in our results, due to an upward trend in travel and tourism with the easing of many COVID-19 restrictions and the more expansive distribution of COVID-19 vaccinations. Further, in addition to all regions showing improvement in RevPAR during the three months ended September 30, 2021 as compared to the same period in 2020, almost all regions showed sequential improvement in RevPAR during the period from the three months ended June 30, 2021. While the recoveries of the Europe and Americas Non-US regions were outpaced by other regions in prior periods during 2021, the easing of travel restrictions, and, for Europe, a more expansive vaccination program, accelerated their recovery during the three months ended September 30, 2021, resulting in improved operating statistics more consistent with system-wide results. In Asia Pacific, stronger prior year results and a fluctuating recovery due to prolonged COVID-19 and travel restrictions in certain countries, particularly China, Australia and New Zealand, resulted in a more muted increase in RevPAR in the quarter when compared to the other regions.

Further, as a result of the pandemic, certain hotels suspended operations at various times throughout 2020, but the majority of those hotels were reopened by 2021. In line with our recovery, although some hotels did suspend operations during the nine months ended September 30, 2021, reopenings significantly outpaced suspensions. As such, the operations of only approximately 335 hotels, primarily located in the U.S. and Europe, were suspended for some period of time during the nine months ended September 30, 2021, as compared to approximately 1,270 hotels during the nine months ended September 30, 2020. Ninety-nine percent of our global hotel properties were open as of September 30, 2021. Additionally, while most properties, including those that reopened following suspensions of their operations, experienced significantly lower occupancy during 2020 and early 2021 as compared to periods prior to the onset of the pandemic, system-wide occupancy has steadily improved during the year. Further, our system-wide RevPAR and ADR for the three months ended September 30, 2021 was down 18.8 percent and 2.5 percent, respectively, compared to the same period in 2019 on a comparable and currency neutral basis.

The table below provides a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in millions)
Net income (loss)	$240	$(81)	$259	$(495)
Interest expense	98	116	302	316
Income tax expense (benefit)	100	(33)	64	(80)
Depreciation and amortization expenses	46	90	143	269
EBITDA	484	92	768	10
Loss on sale of assets, net	8	—	8	—
Loss (gain) on foreign currency transactions	—	12	(1)	16
Loss on debt extinguishment	—	—	69	—
FF&E replacement reserves	15	18	30	39
Share-based compensation expense	52	25	144	37
Reorganization costs	—	—	—	38
Impairment losses	—	9	—	136
Amortization of contract acquisition costs	9	7	23	22
Net other expenses (revenues) from managed and franchised properties	(62)	44	57	281
Other adjustments(1)	13	17	19	59
Adjusted EBITDA	$519	$224	$1,117	$638
____________
(1)The three and nine months ended September 30, 2021 and 2020 include costs recognized for certain legal settlements. The nine months ended September 30, 2020 also includes losses related to the disposal of an investment and the settlement of a debt guarantee for a franchised hotel. All periods include severance not related to the reorganization activities undertaken in response to the COVID-19 pandemic and other items.

Revenues

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(in millions)			(in millions)
Franchise and licensing fees	$451	$241	87.1	$1,062	$712	49.2

Base and other management fees	$49	$24	NM(1)	$116	$92	26.1
Incentive management fees	26	7	NM(1)	60	25	NM(1)
Total management fees	$75	$31	NM(1)	$176	$117	50.4
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The COVID-19 pandemic began to significantly impact our franchise and licensing fees and total management fees in March 2020. However, during 2021, we are experiencing increases in fees recognized, as compared to fees recognized during the same periods in 2020, driven by an upward trend in travel and tourism resulting from increased desire to travel by our customers, as COVID-19 vaccinations were distributed more broadly and COVID-19 restrictions eased in many areas. Additionally, there were decreases in the number of hotels that had suspended operations as a result of the pandemic during the respective periods, with approximately 1,235 managed and franchised hotels with suspended operations for some period of time during the nine months ended September 30, 2020, compared to approximately 320 managed and franchised hotels during the nine months ended September 30, 2021. As of September 30, 2021, all but 87 of these hotels had reopened.

For the three months ended September 30, 2021, RevPAR increased 93.8 percent at our comparable franchised properties and 119.2 percent at our comparable managed properties as a result of increased occupancy of 22.3 percentage points and 18.6 percentage points, respectively, and increased ADR of 30.7 percent and 38.7 percent, respectively. For the nine months ended September 30, 2021, RevPAR increased 51.5 percent at our comparable franchised properties and 36.2 percent at our comparable managed properties as a result of increased occupancy of 17.3 percentage points and 10.6 percentage points, respectively, and increased ADR of 7.5 percent and 3.1 percent, respectively.

Including new development and ownership type transfers, from January 1, 2020 to September 30, 2021, we added 650 managed and franchised properties on a net basis, providing an additional 91,000 rooms to our management and franchise segment. As new hotels were part of our system for full periods and were part of the recovery from the negative impact of the COVID-19 pandemic, such hotels increased our franchise and management fees during the periods, and we expect this trend to continue in future periods.

Additionally, licensing and other fees increased $33 million and $61 million during the three and nine months ended September 30, 2021, respectively, primarily due to increases in licensing fees from our strategic partnerships and HGV, which were the result of increased co-branded credit cardholder spend and timeshare revenues, respectively, both resulting from the rise in travel and tourism during the periods.

Incentive management fees increased during the periods as they are based on hotels' operating profits, which have improved from the prior year as a result of increased demand at our properties.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(in millions)			(in millions)
Owned and leased hotels	$199	$94	NM(1)	$376	$335	12.2
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The increases in owned and leased hotel revenues during the three and nine months ended September 30, 2021 were primarily attributable to increases in revenues from our comparable owned and leased hotels, particularly as a result of the ongoing recovery from the COVID-19 pandemic. Further, although the operations of approximately 15 and 35 of our owned and leased hotels were suspended for some period of time during the nine months ended September 30, 2021 and 2020, respectively, as a result of the COVID-19 pandemic, all of these hotels were reopened before the three months ended September 30, 2021, with no additional suspensions during the period.

The increase during the three months ended September 30, 2021 was primarily attributable to an $84 million and $20 million increase, on a currency neutral basis, from our comparable and non-comparable owned and leased hotels, respectively. with no significant impact from fluctuations in foreign currency exchange rates. The increase from our comparable owned and leased hotels was primarily the result of increased RevPAR of 151.1 percent, due to increases in occupancy and ADR of 25.2 percentage points and 23.0 percent, respectively.

The increase during the nine months ended September 30, 2021 included an $11 million increase as a result of favorable fluctuations in foreign currency exchange rates and, on a currency neutral basis, a $34 million increase from our comparable owned and leased hotels, only partially offset by a $4 million decrease from our non-comparable owned and leased hotels. The increase from our comparable owned and leased hotels was the result of increased RevPAR of 9.8 percent, primarily due to increased occupancy of 3.4 percentage points, partially offset by decreased ADR of 2.6 percent, as well as a $22 million increase in COVID-19 relief subsidies from international governments. The decrease in revenues from our non-comparable owned and leased hotels included a $10 million decrease, on a currency neutral basis, from properties that were sold or for which the lease agreements were terminated, with most of the properties transferring to our management and franchise segment during 2021 and 2020. The increase in revenues from the remaining non-comparable owned and leased hotels included a $7 million increase in COVID-19 relief subsidies from international governments.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(in millions)			(in millions)
Other revenues	$18	$19	(5.3)	$56	$52	7.7

For the nine months ended September 30, 2021, other revenues increased primarily due to increased revenue from our purchasing operations related to improving hotel demand resulting from the rise in travel and tourism during the period.

Operating Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(in millions)			(in millions)
Owned and leased hotels	$200	$144	38.9	$452	$478	(5.4)

The increase in owned and leased hotel expenses during the three months ended September 30, 2021 was primarily related to our comparable owned and leased hotels and reflects the increase in occupancy during the period, as discussed in "—Revenues," which drove increased food and beverage expenses and certain operating costs of the hotels.

The decrease for the nine months ended September 30, 2021 included decreases of $34 million and $15 million, on a currency neutral basis, from our comparable and non-comparable owned and leased hotels, respectively, which were partially offset by a $23 million increase as a result of unfavorable fluctuations in foreign currency exchange rates. Despite the increase in occupancy during the period, our owned and leased hotels had decreases in certain operating expenses, as well as expenses related to FF&E replacement reserves due to reduced required FF&E spending during the period at our leased properties. Additionally, expenses from our non-comparable owned and leased hotels included an $11 million decrease due to properties being sold or lease agreements terminated, with most of the properties transferring to our management and franchise segment during 2021 and 2020.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(in millions)			(in millions)
Depreciation and amortization expenses	$46	$90	(48.9)	$143	$269	(46.8)
General and administrative expenses	107	66	62.1	302	189	59.8
Reorganization costs	—	—	NM(1)	—	38	(100.0)
Impairment losses	—	9	(100.0)	—	136	(100.0)
Other expenses	12	21	(42.9)	31	48	(35.4)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The decreases in depreciation and amortization expenses were due to decreases in amortization expenses, primarily resulting from certain management and franchise contract intangible assets that were recorded at the Merger becoming fully amortized during 2020, as well as a result of certain software project costs becoming fully amortized.

The increases in general and administrative expenses were primarily due to increased share-based compensation expense as a result of expenses recognized during the three and nine months ended September 30, 2021 for all of the outstanding performance shares, which were probable of achievement as of September 30, 2021, while the expenses recognized during the three and nine months ended September 30, 2020 were net of the reversal of expenses recognized in prior periods as a result of the determination that the performance conditions of the performance shares that were originally awarded in 2018, 2019 and 2020 were no longer probable of achievement. See Note 8: "Share-Based Compensation" in our unaudited condensed consolidated financial statements for additional information. Also contributing to the increase for the three and nine months ended September 30, 2021 was an increase in payroll expenses, primarily resulting from our corporate workforce that was retained during 2021 after completion of our reorganization activities, of which a significant portion was on reduced pay or furlough for a six month period during the nine months ended September 30, 2020.

During the nine months ended September 30, 2020, we recognized reorganization costs related to activities undertaken in response to the COVID-19 pandemic, primarily relating to reductions in our workforce and associated costs.

During the three and nine months ended September 30, 2020, we recognized impairment losses of $3 million and $24 million for property and equipment, respectively, including $2 million and $4 million, respectively, for finance lease ROU assets. During the nine months ended September 30, 2020, we also recognized impairment losses of $51 million and $46 million for operating lease ROU assets and other intangible assets, respectively. All of these impairment losses were related to our leased hotel properties. Additionally, during the three and nine months ended September 30, 2020, we recognized impairment losses of $6 million and $15 million related to management contract acquisition costs. These impairment losses were due to a decline in results and expected future performance at the related hotels as a result of the COVID-19 pandemic, as well as actual and expected early terminations of the related management contracts.

Other expenses decreased primarily as a result of expenses related to the settlement of a dispute with an owner of a managed hotel that were recognized during the three and nine months ended September 30, 2020 and, during the nine months ended September 30, 2021, as a result of expenses related to performance guarantees that were recognized during 2020.

Non-operating Income and Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(in millions)			(in millions)
Interest expense	$(98)	$(116)	(15.5)	$(302)	$(316)	(4.4)
Gain (loss) on foreign currency transactions	—	(12)	(100.0)	1	(16)	NM(1)
Loss on debt extinguishment	—	—	NM(1)	(69)	—	NM(1)
Other non-operating income (loss), net	6	3	NM(1)	16	(20)	NM(1)
Income tax benefit (expense)	(100)	33	NM(1)	(64)	80	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The decreases in interest expense during the three and nine months ended September 30, 2021 included the decreases resulting from the issuances of new senior unsecured notes and the use of such proceeds for extinguishments of existing senior unsecured notes in December 2020 and February 2021, which reduced the weighted average interest rates on our outstanding senior unsecured notes. Additionally, we repaid the entire outstanding balance on the Revolving Credit Facility as of June 30, 2021, while it was fully drawn for the period from March 2020 to December 2020. For the nine months ended September 30, 2021, our variable interest expense also decreased due to declines in the variable interest rate on our Term Loan; however, the decrease in interest expense during the nine months ended September 30, 2021 was partially offset by an increase due to the issuances of the 2025 Senior Notes and the 2028 Senior Notes in April 2020. See Note 5: "Debt" in our unaudited condensed consolidated financial statements for additional information on our indebtedness.

The gains and losses on foreign currency transactions included changes in foreign currency exchange rates on certain intercompany financing arrangements, including short-term cross-currency intercompany loans. The changes were the result of various currencies, but primarily the Australian dollar and, for the three and nine months ended September 30, 2020, the euro. Additionally, during the three and nine months ended September 30, 2020, we recognized losses related to the liquidation of investments in foreign entities that were reclassified out of accumulated other comprehensive loss.

Loss on debt extinguishment for the nine months ended September 30, 2021 related to the redemption of the 2026 Senior Notes and included a redemption premium of $55 million and the accelerated recognition of unamortized deferred financing costs on the 2026 Senior Notes of $14 million. See Note 5: "Debt" in our unaudited condensed consolidated financial statements for additional information.

The change in other non-operating income (loss), net primarily resulted from losses related to the disposal of an investment and the settlement of a debt guarantee for a franchised hotel recognized during the nine months ended September 30, 2020.

The increases in income tax expense during the three and nine months ended September 30, 2021 were primarily attributable to the increase in income before income taxes. Additionally, during the nine months ended September 30, 2021, the increase in expense was partially offset by benefits recognized as a result of tax rate changes and increased tax benefits recognized for net operating losses generated in 2021 in certain foreign jurisdictions. For additional information, see Note 7: "Income Taxes" in our unaudited condensed consolidated financial statements.

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

Liquidity and Capital Resources

Overview

As of September 30, 2021, we had total cash and cash equivalents of $1,387 million, including $99 million of restricted cash and cash equivalents, increasing $260 million from June 30, 2021, primarily driven by cash flows from operations during the three months ended September 30, 2021. The majority of our restricted cash and cash equivalents are related to cash collateral and cash held for FF&E reserves.

In response to the global crisis resulting from the COVID-19 pandemic, in addition to the actions we took to prioritize the safety and security of our guests, employees and owners and support our communities, we took certain proactive measures in 2020 to help our business withstand this uncertain time. This included securing our liquidity position to be able to meet our obligations for the foreseeable future, including issuing senior notes, drawing down on the full capacity of our Revolving Credit Facility and consummating the Honors Points Pre-Sale. Further, in February 2021, we issued the 2032 Senior Notes to continue to extend debt maturities and reduce our cost of debt by repaying the 2026 Senior Notes. Based on our continued recovery and expectations of the foreseeable demands on our available cash and our liquidity in future periods, we fully repaid the $1.7 billion outstanding debt balance on the Revolving Credit Facility during the nine months ended September 30, 2021.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including costs associated with the management and franchising of hotels, corporate expenses, payroll and compensation costs, taxes and compliance costs, interest payments on our outstanding indebtedness, contract acquisition costs and capital expenditures for required renovations and maintenance at the hotels within our ownership segment. While our accounts receivable balance as of September 30, 2021 is somewhat less than periods prior to the start of the pandemic, we are generally experiencing slower payment of certain fees due to us, and have considered these payment trends in developing our estimates of expected future credit losses. During the second and third quarter of 2021, we experienced relative improvement with respect to the timing of customer payments and overall cash flow from operations, particularly in comparison to periods impacted by the pandemic in 2020.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements to the hotels within our ownership segment, commitments to owners in our management and franchise segment and corporate capital and information technology expenditures. We formally suspended share repurchases in March 2020, given the economic environment and our efforts to preserve cash, and no share repurchases have been made since then. However, the stock repurchase program remains authorized by the board of directors, with approximately $2.2 billion remaining available for share repurchases under the program, and we may resume share repurchases in the future at any time, depending on market conditions, our capital needs and other factors. Additionally, we suspended dividend payments in 2020, but we expect that both share repurchases and dividend payments will be reinstated in future periods and result in uses of liquidity.

Although the COVID-19 pandemic has caused us to temporarily change our cash management strategy, we have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases, which we expect to reimplement at some time in the future. Within the framework of our investment policy, we currently intend to continue to finance our business activities primarily with cash on our balance sheet as of September 30, 2021, cash generated from our operations and, as needed, the use of the available capacity of our Revolving Credit Facility.

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

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Nine Months Ended		Percent
	September 30,		Change
	2021	2020	2021 vs. 2020
	(in millions)
Net cash provided by (used in) operating activities	$(22)	$846	NM(1)
Net cash used in investing activities	(34)	(89)	(61.8)
Net cash provided by (used in) financing activities	(1,814)	2,087	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

Operating Activities

As we recover from the negative impacts of the pandemic and our system-wide RevPAR increases, we are returning to a position, particularly during the three months ended September 30, 2021, where cash flows are being generated from our operations.

During the nine months ended September 30, 2021, the change in cash flows from operating activities was primarily attributable to the $1.0 billion of cash received in connection with the Honors Points Pre-Sale during the nine months ended September 30, 2020. Excluding the impact of this transaction, cash flows from operating activities increased during the nine months ended September 30, 2021 primarily due to the increase in cash inflows generated from our management and franchise segment, largely as a result of an increase in managed and franchised RevPAR of 48.2 percent due to the recovery from the COVID-19 pandemic. This increase was only partially offset by a $123 million increase in payments of contract acquisition costs, which reflects our strategic investment in growing our system by adding hotels to our management and franchise segment.

Investing Activities

Net cash used in investing activities primarily related to capitalized software costs that were related to various systems initiatives for the benefit of both our hotel owners and our overall corporate operations and to capital expenditures for property and equipment related to our corporate facilities and the renovation of certain hotels in our ownership segment. Beginning in March 2020, we took steps to temporarily reduce such expenditures in response to the COVID-19 pandemic and have continued to deliberately govern investment spending through 2021; however, we expect such costs to continue to increase in future periods, aligned to our recovery from the pandemic.

Financing Activities

The change in cash flows from financing activities was primarily attributable to our Revolving Credit Facility, which we fully drew down during the nine months ended September 30, 2020 in response to the COVID-19 pandemic, resulting in net cash inflows of $1.5 billion, while we fully repaid the $1.7 billion outstanding debt balance during the nine months ended September 30, 2021. Additionally, during the nine months ended September 30, 2020, we had a net additional $1.0 billion of senior notes borrowings, as compared to the nine months ended September 30, 2021. Further, cash outflows decreased $338 million as a result of decreases in share repurchases and dividend payments, as both programs remained suspended after their suspension was initiated in March 2020.

Debt and Borrowing Capacity

As of September 30, 2021, our total indebtedness, excluding unamortized deferred financing costs and discount, was approximately $8.9 billion. For additional information on our total indebtedness, including financing transactions executed during the nine months ended September 30, 2021, availability under our Revolving Credit Facility and guarantees on our debt, refer to Note 5: "Debt" in our unaudited condensed consolidated financial statements.

If we are unable to generate sufficient cash flows from operations in the future to service our debt, we may be required to reduce capital expenditures or issue additional equity securities. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hospitality industry that may be beyond our control. The COVID-19 pandemic negatively impacted our cash flows from operations as compared to periods prior to the onset of the pandemic, and will continue to do so for an indeterminate period of time. During 2020, we took precautions to secure our cash position, as discussed above, and, with our business recovering during the current year, we were able to repay outstanding debt borrowings on our Revolving Credit facility and we expect to be able to meet our current obligations. Furthermore, we do not have any material indebtedness outstanding that matures prior to May 2025.

Contractual Obligations

During the nine months ended September 30, 2021, we issued the 2032 Senior Notes, redeemed the 2026 Senior Notes and fully repaid the $1.7 billion outstanding debt balance on our Revolving Credit Facility. Otherwise, there were no material changes to our contractual obligations from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Summarized Guarantor Financial Information

HOC is the issuer of the Senior Notes and is 100 percent owned directly by Hilton Worldwide Parent LLC ("HWP"), which, in turn, is 100 percent owned directly by the Parent. The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by the Parent, HWP and substantially all of the Parent's direct and indirect wholly owned domestic restricted subsidiaries, except for HOC (together, the "Guarantors"). The indentures that govern the Senior Notes provide that any subsidiary of the Company that provides a guarantee of our senior secured credit facilities will guarantee the Senior Notes. As of September 30, 2021, none of our foreign subsidiaries or domestic subsidiaries owned by foreign subsidiaries or our non-wholly owned subsidiaries guaranteed the Senior Notes.

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

Neither HOC nor any of the Guarantors has any reporting obligation under the Exchange Act in respect of the Senior Notes; however, we are supplementally providing the information set forth below. The following tables present summarized financial information for HOC, along with the Parent and all other Guarantors, on a combined basis:

As of September 30, 2021
(in millions)
ASSETS
Total current assets	$1,014
Intangible assets, net	8,793
Total intangibles and other assets	9,293
TOTAL ASSETS	10,307

LIABILITIES AND EQUITY (DEFICIT)
Total current liabilities	2,053
Long-term debt	8,537
Total liabilities	14,250
Total Hilton stockholders' deficit	(3,943)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	10,307

Nine Months Ended September 30, 2021
(in millions)
Revenues
Revenues	$1,057
Other revenues from managed and franchised properties	1,969
Total revenues	$3,026

Expenses
Expenses	$330
Other expenses from managed and franchised properties	2,054
Total expenses	$2,384

Operating income	$645
Interest expense	(290)
Income tax expense	(70)
Net income	224
Net income attributable to Hilton stockholders	224

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and, during the nine months ended September 30, 2021, there were no material changes to those previously disclosed.

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
10.1
Amendment No. 7, dated as of October 21, 2021, to the Credit Agreement, dated as of October 25, 2013 (as amended by Amendment No. 1 to the Credit Agreement dated as of August 18, 2016, as further amended by Amendment No. 2 to the Credit Agreement dated as of November 21, 2016, as further amended by Amendment No. 3 to the Credit Agreement dated as of March 16, 2017, as further amended by Amendment No. 4 to the Credit Agreement dated as of April 19, 2018, as further amended by Amendment No. 5 to the Credit Agreement dated as of June 5, 2019, and as further amended by Amendment No. 6 to the Credit Agreement dated as of June 21, 2019), between Hilton Domestic Operating Company Inc. and Deutsche Bank AG New York Branch as administrative agent.

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

Date: October 27, 2021