Form 10-Q
period 2022-03-31
Hilton Worldwide Holdings Inc.
filed 2022-05-03
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of April 26, 2022 was 278,331,690.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,432	$1,427
Restricted cash and cash equivalents	78	85
Accounts receivable, net of allowance for credit losses of $127 and $126	1,054	1,068
Prepaid expenses	165	89
Other	132	202
Total current assets (variable interest entities – $34 and $30)	2,861	2,871
Intangibles and Other Assets:
Goodwill	5,061	5,071
Brands	4,875	4,883
Management and franchise contracts, net	778	758
Other intangible assets, net	178	194
Operating lease right-of-use assets	659	694
Property and equipment, net	290	305
Deferred income tax assets	213	213
Other	544	452
Total intangibles and other assets (variable interest entities – $172 and $184)	12,598	12,570
TOTAL ASSETS	$15,459	$15,441
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$1,604	$1,568
Current maturities of long-term debt	45	54
Current portion of deferred revenues	271	350
Current portion of liability for guest loyalty program	1,165	1,047
Total current liabilities (variable interest entities – $43 and $50)	3,085	3,019
Long-term debt	8,720	8,712
Operating lease liabilities	823	870
Deferred revenues	846	896
Deferred income tax liabilities	719	700
Liability for guest loyalty program	1,271	1,317
Other	692	746
Total liabilities (variable interest entities – $210 and $212)	16,156	16,260
Commitments and contingencies – see Note 12
Equity (Deficit):
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 332,821,509 issued and 278,994,111 outstanding as of March 31, 2022 and 332,011,359 issued and 279,091,009 outstanding as of December 31, 2021	3	3
Treasury stock, at cost; 53,827,398 shares as of March 31, 2022 and 52,920,350 shares as of December 31, 2021	(4,573)	(4,443)
Additional paid-in capital	10,702	10,720
Accumulated deficit	(6,110)	(6,322)
Accumulated other comprehensive loss	(720)	(779)
Total Hilton stockholders' deficit	(698)	(821)
Noncontrolling interests	1	2
Total deficit	(697)	(819)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$15,459	$15,441

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues
Franchise and licensing fees	$413	$242
Base and other management fees	55	25
Incentive management fees	34	13
Owned and leased hotels	150	56
Other revenues	18	17
	670	353
Other revenues from managed and franchised properties	1,051	521
Total revenues	1,721	874

Expenses
Owned and leased hotels	185	110
Depreciation and amortization	44	51
General and administrative	91	97
Other expenses	11	10
	331	268
Other expenses from managed and franchised properties	1,021	585
Total expenses	1,352	853

Operating income	369	21

Interest expense	(90)	(103)
Gain (loss) on foreign currency transactions	(4)	2
Loss on debt extinguishment	—	(69)
Other non-operating income, net	16	5

Income (loss) before income taxes	291	(144)

Income tax benefit (expense)	(80)	35

Net income (loss)	211	(109)
Net loss attributable to noncontrolling interests	1	1
Net income (loss) attributable to Hilton stockholders	$212	$(108)

Earnings (loss) per share:
Basic	$0.76	$(0.39)
Diluted	$0.75	$(0.39)

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income (loss)	$211	$(109)
Other comprehensive income (loss), net of tax expense:
Currency translation adjustment, net of tax of $—(1) and $(3)	(2)	(29)
Pension liability adjustment, net of tax(1)	1	2
Cash flow hedge adjustment, net of tax of $(20) and $(2)	60	7
Total other comprehensive income (loss)	59	(20)

Comprehensive income (loss)	270	(129)
Comprehensive loss attributable to noncontrolling interests	1	1
Comprehensive income (loss) attributable to Hilton stockholders	$271	$(128)
____________
(1)Amounts were less than $1 million.

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating Activities:
Net income (loss)	$211	$(109)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of contract acquisition costs	8	7
Depreciation and amortization expenses	44	51
Loss (gain) on foreign currency transactions	4	(2)
Share-based compensation expense	37	39
Deferred income taxes	(3)	(39)
Contract acquisition costs, net of refunds	(15)	(43)
Working capital changes and other	(91)	(75)
Net cash provided by (used in) operating activities	195	(171)
Investing Activities:
Capital expenditures for property and equipment	(4)	(3)
Capitalized software costs	(10)	(8)
Investments in unconsolidated affiliates	(20)	—
Other	8	(5)
Net cash used in investing activities	(26)	(16)
Financing Activities:
Borrowings	18	1,500
Repayment of debt	(13)	(2,016)
Debt issuance costs and redemption premium	—	(74)
Repurchases of common stock	(121)	—
Share-based compensation tax withholdings	(55)	(46)
Proceeds from share-based compensation	4	12
Net cash used in financing activities	(167)	(624)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(4)	(5)
Net decrease in cash, restricted cash and cash equivalents	(2)	(816)
Cash, restricted cash and cash equivalents, beginning of period	1,512	3,263
Cash, restricted cash and cash equivalents, end of period	$1,510	$2,447

Supplemental Disclosures:
Cash paid (received) during the period:
Interest	$78	$72
Income taxes, net of refunds	(44)	25

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts, and licensing its intellectual property ("IP"), including brand names, trademarks and service marks. As of March 31, 2022, we managed, franchised, owned or leased 6,892 hotels and resorts, including timeshare properties, totaling 1,082,728 rooms in 122 countries and territories.

Basis of Presentation

The accompanying condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain disclosures normally included in annual financial statements presented in accordance with GAAP but that are not required for interim reporting purposes. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Additionally, interim results are not necessarily indicative of full year performance. In particular, the coronavirus ("COVID-19") pandemic (the "pandemic") had an adverse impact on our results for the three months ended March 31, 2022 and 2021, when compared to periods prior to the onset of the pandemic; however, our results experienced significant recovery during the three months ended March 31, 2022 when compared to the prior year period. As such, this interim period, as well as upcoming periods, are unlikely to be comparable to periods prior to the onset of the pandemic or to other periods affected by the pandemic, and are not indicative of future performance. Management has made estimates and judgments in light of these circumstances. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. All material intercompany transactions have been eliminated in consolidation.

Note 2: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as components of current and long-term deferred revenues, during the three months ended March 31, 2022:

(in millions)
Balance as of December 31, 2021	$1,166
Cash received in advance and not recognized as revenue	88
Revenue recognized(1)(2)	(128)
Other(3)	(88)
Balance as of March 31, 2022	$1,038
____________
(1)Primarily related to Hilton Honors, our guest loyalty program, including co-branded credit card arrangements.
(2)Revenue recognized during the three months ended March 31, 2022 included $10 million for performance obligations that were satisfied in prior periods as a result of a change to the estimated breakage of Hilton Honors points for which point expirations have been temporarily suspended.
(3)Primarily represents changes in estimated transaction prices for our performance obligations related to points issued under Hilton Honors, which had no effect on revenues.

Hilton Honors Points Pre-Sale

In April 2020, we pre-sold Hilton Honors points to American Express for $1.0 billion in cash (the "Honors Points Pre-Sale") for their use of points in connection with Hilton Honors co-branded credit cards for promotions, rewards and other such incentive programs. Upon receipt of the cash in 2020, we recognized $636 million in deferred revenues and the remainder in liability for guest loyalty program. The deferred revenues remaining as of March 31, 2022 is included in our co-branded credit card arrangement performance obligation described below.

Performance Obligations

As of March 31, 2022, we had deferred revenues for unsatisfied performance obligations consisting of: (i) $335 million related to Hilton Honors that will be recognized as revenue over approximately the next two years; (ii) $61 million related to co-branded credit card arrangements; and (iii) $642 million related to application, initiation and other fees. These performance obligations are recognized as revenue as discussed in Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Note 3: Consolidated Variable Interest Entities

As of March 31, 2022 and December 31, 2021, we consolidated two variable interest entities ("VIEs") that each lease a hotel property. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb losses and the right to receive benefits that could be significant to each of the VIEs individually. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities, and the liabilities of the consolidated VIEs are non-recourse to us.

Our condensed consolidated balance sheets include the assets and liabilities of these entities, which primarily comprised the following:

	March 31,	December 31,
	2022	2021
	(in millions)
Cash and cash equivalents	$26	$18
Property and equipment, net	54	60
Deferred income tax assets	59	62
Other non-current assets	59	62
Accounts payable, accrued expenses and other	15	15
Long-term debt(1)	177	179
Other long-term liabilities	16	16
____________
(1)Includes finance lease liabilities of $135 million and $153 million as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, our VIEs had revolving credit facilities with borrowing capacities totaling 4.5 billion Japanese yen ("JPY") (equivalent to $37 million as of March 31, 2022), with 500 million JPY (equivalent to $4 million as of March 31, 2022) drawn and included in long-term debt in our condensed consolidated balance sheets, resulting in available borrowing capacities totaling 4.0 billion JPY (equivalent to $33 million as of March 31, 2022). During the three months ended March 31, 2022, our consolidated VIEs borrowed an aggregate of 2.1 billion JPY (equivalent to $17 million as of March 31, 2022), with a weighted average interest rate of 0.9 percent as of March 31, 2022 and maturity dates in February 2029, which was also included in long-term debt in our condensed consolidated balance sheet as of March 31, 2022.

Note 4: Finite-Lived Intangible Assets

Our finite-lived intangible assets consist of management and franchise contracts and other intangible assets. Management and franchise contracts, net were as follows:

	March 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management contracts recorded at Merger(1)	$307	$(277)	$30
Contract acquisition costs	812	(178)	634
Development commissions and other	142	(28)	114
	$1,261	$(483)	$778

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management contracts recorded at Merger(1)	$310	$(275)	$35
Contract acquisition costs	780	(170)	610
Development commissions and other	140	(27)	113
	$1,230	$(472)	$758
____________
(1)Represents intangible assets that were initially recorded at fair value as part of the 2007 transaction whereby we became a wholly owned subsidiary of affiliates of Blackstone Inc. (the "Merger").

Amortization of our finite-lived intangible assets was as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Recognized in depreciation and amortization expenses(1)	$32	$38
Recognized as a reduction of franchise and licensing fees and base and other management fees	8	7
____________
(1)Includes amortization expense associated with assets that were initially recorded at fair value at the time of the Merger of $12 million for both the three months ended March 31, 2022 and 2021.

Note 5: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of March 31, 2022, were as follows:

	March 31,	December 31,
	2022	2021
	(in millions)
Senior secured term loan facility with a rate of 2.21%, due 2026	$2,619	$2,619
Senior notes with a rate of 5.375%, due 2025(1)	500	500
Senior notes with a rate of 4.875%, due 2027(1)	600	600
Senior notes with a rate of 5.750%, due 2028(1)	500	500
Senior notes with a rate of 3.750%, due 2029(1)	800	800
Senior notes with a rate of 4.875%, due 2030(1)	1,000	1,000
Senior notes with a rate of 4.000%, due 2031(1)	1,100	1,100
Senior notes with a rate of 3.625%, due 2032(1)	1,500	1,500
Finance lease liabilities with a weighted average rate of 5.87%, due 2022 to 2030	188	208
Other debt of consolidated VIEs with a weighted average rate of 1.63%, due 2022 to 2029(2)	42	26
	8,849	8,853
Less: unamortized deferred financing costs and discount	(84)	(87)
Less: current maturities of long-term debt(3)	(45)	(54)
	$8,720	$8,712
____________
(1)These notes are collectively referred to as the Senior Notes and are jointly and severally guaranteed on a senior unsecured basis by the Parent and substantially all of its direct and indirect wholly owned domestic restricted subsidiaries, other than Hilton Domestic Operating Company Inc., an indirect wholly owned subsidiary of the Parent and the issuer of all of the series of Senior Notes.
(2)Refer to Note 3: "Consolidated Variable Interest Entities" for additional information on the debt of our consolidated VIEs.
(3)Represents current maturities of finance lease liabilities and the outstanding borrowings under the revolving credit facility of a consolidated VIE.

Our senior secured credit facilities consist of a $1.75 billion senior secured revolving credit facility (the "Revolving Credit Facility") and a senior secured term loan facility. The obligations of our senior secured credit facilities are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic restricted subsidiaries. As of March 31, 2022, we had $60 million of letters of credit outstanding under the Revolving Credit Facility, resulting in an available borrowing capacity of $1,690 million.

Note 6: Fair Value Measurements

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	March 31, 2022
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$601	$—	$601	$—
Interest rate swap(1)	41		41
Liabilities:
Long-term debt(2)	8,535	5,784	—	2,590

	December 31, 2021
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$622	$—	$622	$—
Liabilities:
Long-term debt(2)	8,532	6,180	—	2,599
Interest rate swaps(1)	41	—	41	—
____________
(1)Interest rate swaps are included in other non-current assets or other long-term liabilities in our condensed consolidated balance sheets depending on their value to us as of the balance sheet date. During the three months ended March 31, 2022, one of the interest rate swaps that was outstanding as of December 31, 2021 matured. The remaining interest rate swap as of March 31, 2022 will mature in March 2026.
(2)The carrying values include unamortized deferred financing costs and discount. The carrying values and fair values exclude finance lease liabilities and other debt of consolidated VIEs.

We measure our interest rate swaps at fair value, which was determined using a discounted cash flow analysis that reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs of similar instruments, including interest rate curves, as applicable.

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of March 31, 2022 and December 31, 2021.

Note 7: Income Taxes

Our effective income tax rate for the three months ended March 31, 2022 was based on our estimated effective income tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of income (loss) before income taxes, which is subject to federal, state, local and foreign income taxes.

Note 8: Share-Based Compensation

We recognized share-based compensation expense of $37 million and $39 million during the three months ended March 31, 2022 and 2021, respectively, which included amounts reimbursed by hotel owners.

Our share-based compensation primarily consists of awards that we grant to eligible employees under the Hilton 2017 Omnibus Incentive Plan (the "2017 Plan") and includes time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options") and performance-vesting RSUs ("performance shares"). As of March 31, 2022, unrecognized compensation costs for unvested awards under the 2017 Plan were approximately $232 million, which are expected to be recognized over a weighted-average period of 1.9 years on a straight-line basis.

RSUs

During the three months ended March 31, 2022, we granted 503,000 RSUs with a weighted average grant date fair value per share of $150.67, which vest in equal annual installments over two or three years from the date of grant.

Options

During the three months ended March 31, 2022, we granted 318,000 options with an exercise price per share of $150.67, which vest in equal annual installments over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The grant date fair value per share of the options granted during the three months ended March 31, 2022 was $51.15, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility(1)	33.28%
Dividend yield(2)	0.41%
Risk-free rate(3)	1.93%
Expected term (in years)(4)	6.0
____________
(1)Estimated using a blended approach of historical and implied volatility. Historical volatility is based on the historical movement of Hilton's stock price for a period that corresponds to the expected life of the option.
(2)Estimated based on the expectation, at the date of grant, of the resumption of a quarterly $0.15 per share dividend beginning in the second quarter of 2022, as well as our three-month average stock price.
(3)Based on the yields of U.S. Department of Treasury instruments with similar expected lives.
(4)Estimated using the midpoint of the vesting period and the contractual term of the options.

Performance Shares

During the three months ended March 31, 2022, we granted 216,000 performance shares with a grant date fair value per share of $150.67. We recognize compensation expense based on the total number of performance shares that are expected to vest as determined by the projected achievement of each of the performance measures, which are estimated each reporting period and range from zero percent to 200 percent, with 100 percent being the target. As of March 31, 2022, we determined that all of the performance measures for the outstanding performance shares were probable of achievement, with the applicable achievement factors estimated to be between the target and maximum achievement percentages for the performance shares granted in 2020 and 2021 and at target for the performance shares granted in 2022.

Note 9: Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share ("EPS"):

	Three Months Ended
	March 31,
	2022	2021
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income (loss) attributable to Hilton stockholders	$212	$(108)
Denominator:
Weighted average shares outstanding	279	278
Basic EPS	$0.76	$(0.39)

Diluted EPS:
Numerator:
Net income (loss) attributable to Hilton stockholders	$212	$(108)
Denominator:
Weighted average shares outstanding(1)	282	278
Diluted EPS	$0.75	$(0.39)
____________
(1)Certain shares related to share-based compensation were excluded from the calculations of diluted EPS because their effect would have been anti-dilutive under the treasury stock method, including less than 1 million and 3 million shares for the three months ended March 31, 2022 and 2021, respectively.

Note 10: Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss

The following tables present the changes in the components of stockholders' equity (deficit):

	Three Months Ended March 31, 2022
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2021	279	$3	$(4,443)	$10,720	$(6,322)	$(779)	$2	$(819)
Net income (loss)	—	—	—	—	212	—	(1)	211
Other comprehensive income	—	—	—	—	—	59	—	59
Repurchases of common stock(1)	(1)	—	(130)	—	—	—	—	(130)
Share-based compensation	1	—	—	(18)	—	—	—	(18)
Balance as of March 31, 2022	279	$3	$(4,573)	$10,702	$(6,110)	$(720)	$1	$(697)
____________
(1)Beginning in March 2022, we resumed share repurchases under our previously authorized stock repurchase program.

	Three Months Ended March 31, 2021
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2020	278	$3	$(4,453)	$10,552	$(6,732)	$(860)	$4	$(1,486)
Net loss	—	—	—	—	(108)	—	(1)	(109)
Other comprehensive loss	—	—	—	—	—	(20)	—	(20)
Share-based compensation	1	—	—	(5)	—	—	—	(5)
Balance as of March 31, 2021	279	$3	$(4,453)	$10,547	$(6,840)	$(880)	$3	$(1,620)

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2021	$(540)	$(210)	$(29)	$(779)
Other comprehensive income (loss) before reclassifications	(3)	(1)	55	51
Amounts reclassified from accumulated other comprehensive loss	1	2	5	8
Net current period other comprehensive income (loss)	(2)	1	60	59
Balance as of March 31, 2022	$(542)	$(209)	$31	$(720)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2020	$(511)	$(289)	$(60)	$(860)
Other comprehensive income (loss) before reclassifications	(29)	(1)	2	(28)
Amounts reclassified from accumulated other comprehensive loss	—	3	5	8
Net current period other comprehensive income (loss)	(29)	2	7	(20)
Balance as of March 31, 2021	$(540)	$(287)	$(53)	$(880)
____________
(1)Includes net investment hedge gains and intra-entity foreign currency transactions that are of a long-term investment nature. Amount reclassified during the three months ended March 31, 2022 related to the liquidation of an investment in a foreign entity and was recognized in loss on foreign currency transactions in our condensed consolidated statement of operations.
(2)Amounts reclassified related to the amortization of prior service cost and amortization of net loss and were recognized in other non-operating income, net in our condensed consolidated statements of operations.
(3)Amounts reclassified were the result of hedging instruments, including: (a) interest rate swaps, inclusive of interest rate swaps that were dedesignated and subsequently settled, with related amounts recognized in interest expense in our condensed consolidated statements of operations and (b) forward contracts that hedge our foreign currency denominated fees, with related amounts recognized in various revenue line items, as applicable, in our condensed consolidated statements of operations.

Note 11: Business Segments

We are a hospitality company with operations organized in two distinct operating segments: (i) management and franchise and (ii) ownership, each of which is reported as a segment based on (a) delivering a similar set of products and services and
(b) being managed separately given its distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels that license our IP and where we provide other contracted services to third-party owners, but the day-to-day services of the hotels are operated or managed by someone other than us. This segment generates its revenue from: (i) management and franchise fees charged to third-party owners; (ii) licensing fees for the right to use our IP from Hilton Grand Vacations Inc. ("HGV") and strategic partnerships, including co-branded credit card arrangements; and (iii) fees for managing hotels in our ownership segment. As of March 31, 2022, this segment included 740 managed hotels and 6,038 franchised hotels consisting of 1,055,088 total rooms.

As of March 31, 2022, our ownership segment included 54 properties totaling 18,151 rooms. The segment comprised 46 hotels that we leased, one hotel owned by a consolidated non-wholly owned entity, two hotels that were each leased by a consolidated VIE and five hotels owned or leased by unconsolidated affiliates. As a result of the pandemic, the operations of approximately 15 hotels in our ownership segment were suspended for some period of time during the three months ended March 31, 2021, compared with no hotels in our ownership segment having suspended operations as a result of the pandemic during the three months ended March 31, 2022.

The performance of our operating segments is evaluated primarily on operating income (loss), without allocating amortization of contract acquisition costs, other revenues, other revenues and other expenses from managed and franchised properties, other expenses, depreciation and amortization expenses or general and administrative expenses.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Franchise and licensing fees	$417	$245
Base and other management fees(1)	61	30
Incentive management fees	34	13
Management and franchise	512	288
Ownership	150	56
Segment revenues	662	344
Amortization of contract acquisition costs	(8)	(7)
Other revenues	18	17
Direct reimbursements from managed and franchised properties(2)	511	223
Indirect reimbursements from managed and franchised properties(2)	540	298
Intersegment fees elimination(1)	(2)	(1)
Total revenues	$1,721	$874
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.
(2)Included in other revenues from managed and franchised properties in our condensed consolidated statements of operations.

The following table presents operating income (loss) for our reportable segments, reconciled to consolidated income (loss) before income taxes:

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Management and franchise(1)	$512	$288
Ownership(1)	(37)	(55)
Segment operating income	475	233
Amortization of contract acquisition costs	(8)	(7)
Other revenues, less other expenses	7	7
Net other revenues (expenses) from managed and franchised properties	30	(64)
Depreciation and amortization expenses	(44)	(51)
General and administrative expenses	(91)	(97)
Operating income	369	21
Interest expense	(90)	(103)
Gain (loss) on foreign currency transactions	(4)	2
Loss on debt extinguishment	—	(69)
Other non-operating income, net	16	5
Income (loss) before income taxes	$291	$(144)
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

Note 12: Commitments and Contingencies

We provide performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees do not require us to fund shortfalls, but allow for termination of the contract, if specified operating performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls, creating variable interests in the ownership entities of the hotels, of which we are not the primary beneficiary. As of March 31, 2022, we had performance guarantees with expirations ranging from 2025 to 2043 and potential cash outlays totaling $9 million. Our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee for that particular hotel.

As of March 31, 2022, we had extended debt guarantees and letters of credit to owners of certain hotels that we will or currently manage or franchise with expirations ranging from 2023 to 2031 and potential cash outlays totaling $61 million.

We receive fees from managed and franchised properties that we are contractually required to use to operate our marketing, sales and brand programs on behalf of hotel owners. If we collect amounts in excess of amounts expended, we have a commitment to spend these amounts on the related programs. As of March 31, 2022 and December 31, 2021, amounts expended and recognized on behalf of these programs exceeded the amounts collected.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2022 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the impact of and recovery from the pandemic, the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry, macroeconomic factors beyond our control, such as challenges due to labor shortages and supply chain disruptions, risks related to the impact of the pandemic, including as a result of new strains and variants of the virus and uncertainty of acceptance of the COVID-19 vaccines and their effectiveness, competition for hotel guests and management and franchise contracts, risks related to doing business with third-party hotel owners, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the U.S., risks associated with the Russian invasion of Ukraine and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and "Part II—Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

Our Business

Hilton is one of the largest hospitality companies in the world, with 6,892 properties comprising 1,082,728 rooms in 122 countries and territories as of March 31, 2022. Our premier brand portfolio includes: our luxury hotel brands, Waldorf Astoria Hotels & Resorts, LXR Hotels & Resorts and Conrad Hotels & Resorts; our emerging lifestyle hotel brands, Canopy by Hilton, Tempo by Hilton and Motto by Hilton; our full service hotel brands, Signia by Hilton, Hilton Hotels & Resorts, Curio Collection by Hilton, DoubleTree by Hilton and Tapestry Collection by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton and Tru by Hilton; our all-suites hotel brands, Embassy Suites by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. As of March 31, 2022, we had 133 million members in our award-winning guest loyalty program, Hilton Honors, a 15 percent increase from March 31, 2021.

Segments and Regions

We analyze our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments that are based on similar products or services: (i) management and franchise and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our IP. This segment generates its revenue from: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees for the right to use our IP from HGV and strategic partnerships, including co-branded credit card arrangements; and (iii) fees for managing hotels in our ownership segment. As a manager of hotels, we typically are responsible for supervising or operating the hotel in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services, while a third party manages or operates such franchised hotels. The ownership segment primarily derives revenues from providing nightly hotel room sales, food and beverage sales and other services at our consolidated owned and leased hotels.

Geographically, we conduct business through three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central

America, including all Caribbean nations. Although the U.S., which represented 70 percent of our system-wide hotel rooms as of March 31, 2022, is included in the Americas region, it is often analyzed separately and apart from the Americas region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

System Growth and Development Pipeline

Our strategic objectives include the continued expansion of our global hotel network and fee-based business. As we enter into new management and franchise contracts, we expand our business with minimal or no capital investment by us as the manager or franchisor, since the capital required to build and maintain hotels is typically provided by the third-party owner of the hotel with whom we contract to provide management services or license our IP. Prior to approving the addition of new hotels to our management and franchise development pipeline, we evaluate the economic viability of the hotel based on its geographic location, the credit quality of the third-party owner and other factors. By increasing the number of management and franchise contracts with third-party owners, over time we expect to increase revenues, overall return on invested capital and cash available to support our business needs; see further discussion on our cash management policy in "—Liquidity and Capital Resources." While these objectives have not changed as a result of the pandemic, the current economic environment has posed certain challenges to the execution of our strategy, which have included and may continue to include delays in openings and new development.

We are focused on the growth of our business by expanding our share of the global hotel network through our development pipeline, which represents hotels that we expect to add to our system in the future. The following table summarizes our development activity:

	As of and for the
	Three Months Ended
	March 31, 2022
	Hotels	Rooms(1)
Hotel system
Openings	76	13,200
Net additions(2)	55	7,800

Development pipeline(3)
Additions	176	22,200
Count as of period end(4)	2,730	410,400
____________
(1)Rounded to the nearest hundred.
(2)Represents room additions, net of rooms removed from our system, during the period. Contributed to net unit growth from March 31, 2021 of 5.0 percent.
(3)Hotels in our system are under development throughout 113 countries and territories, including 27 countries and territories where we do not currently have any existing hotels.
(4)In our development pipeline, as of March 31, 2022, 199,900 of the rooms were under construction and 245,500 of the rooms were located outside of the U.S. Nearly all of the rooms in our development pipeline are within our management and franchise segment. We do not consider any individual development project to be material to us.

Recent Developments

COVID-19 Pandemic

The pandemic significantly impacted the global economy and strained the hospitality industry beginning in 2020. Since the beginning of the pandemic, the pervasiveness and severity of travel restrictions and stay-at-home directives has varied by country and state; however, consistent with other countries, as of March 31, 2022, most of the states in the U.S., where the majority of our hotels are located, had completely lifted or eased restrictions. While the pandemic negatively affected our results of operations for the three months ended March 31, 2022 and 2021, we have experienced strong signs of economic recovery since early 2021, particularly in our management and franchise segment. Although all periods were impacted by the pandemic, none of these periods are considered comparable, and no periods affected by the pandemic are expected to be comparable to future periods. The continued spreading of COVID-19 and its related variants could result in travel and other restrictions being reinstated or demand for our hotel properties being reduced in the affected areas, yielding further negative effects on our operations.

Russian Invasion of Ukraine

In February 2022, Russia commenced a military invasion of Ukraine. While this has affected our operations in Ukraine and Russia, our financial results for the three months ended March 31, 2022 were not materially affected by this conflict, as hotels in these countries represented less than 1 percent of our total managed and franchised hotels and, for the year ended December 31, 2021, contributed less than 1 percent of total management and franchise fee revenues. We are prioritizing the safety and security of our employees and the guests of these hotels and have taken the following actions in response to the current crisis:

•donating up to 1 million room nights across EMEA to support Ukrainian refugees and humanitarian relief efforts, in partnership with American Express, #HospitalityHelps and our community of owners;

•closed our corporate office in Moscow while ensuring continued work and pay for impacted employees;

•suspended all new development activity in Russia;

•pledged to donate any Hilton profits from business operations in Russia to the humanitarian relief efforts for Ukraine; and

•contributing funds through our Hilton Global Foundation to World Central Kitchen and Project Hope to further assist with humanitarian aid.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results were not available. Of the 6,832 hotels in our system as of March 31, 2022, 6,069 hotels were classified as comparable hotels. Our 763 non-comparable hotels included 99 hotels, or approximately one percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they have sustained substantial property damage, business interruption, undergone large-scale capital projects or comparable results were otherwise not available.

When considering business interruption in the context of our definition of comparable hotels, no hotel that had completely or partially suspended operations on a temporary basis at any time as a result of the pandemic was excluded from the definition of comparable hotels on that basis alone. Despite these temporary suspensions of hotel operations, we believe that including these hotels within our hotel operating statistics of occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR"), if they would have otherwise been included, reflects the underlying results of our business for the three months ended March 31, 2022 and 2021.

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

References to occupancy, ADR and RevPAR are presented on a comparable basis, based on the comparable hotels as of March 31, 2022, and references to ADR and RevPAR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three months ended March 31, 2022 and 2021 or 2019, use the foreign currency exchange rates used to translate the results of the Company's foreign operations within its unaudited condensed consolidated financial statements for the three months ended March 31, 2022.

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

Results of Operations

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Change
	March 31, 2022	2022 vs. 2021
U.S.
Occupancy	61.8%	14.1%	pts.
ADR	$144.32	36.4%
RevPAR	$89.12	76.8%

Americas (excluding U.S.)
Occupancy	50.7%	21.7%	pts.
ADR	$126.05	35.7%
RevPAR	$63.92	137.0%

Europe
Occupancy	47.9%	29.2%	pts.
ADR	$120.70	74.8%
RevPAR	$57.77	348.8%

MEA
Occupancy	66.2%	26.0%	pts.
ADR	$159.07	34.6%
RevPAR	$105.28	121.4%

Asia Pacific
Occupancy	42.5%	(0.4)%	pts.
ADR	$104.13	12.0%
RevPAR	$44.28	11.0%

System-wide
Occupancy	58.1%	14.6%	pts.
ADR	$139.17	35.2%
RevPAR	$80.84	80.5%

Although the pandemic continued to negatively impact our business and hotel operating statistics during the three months ended March 31, 2022, we experienced significant improvement in our results compared to the same period in 2021 with the continued recovery of the travel and hospitality industry and the rebound of cross-border international travel. All regions showed improvement in RevPAR during the three months ended March 31, 2022 as compared to the same period in 2021, and, compared to the same period in 2019, our system-wide RevPAR, occupancy and ADR were only down 17.0 percent, 11.4 percentage points and 0.7 percent, respectively, on a comparable and currency neutral basis. The Asia Pacific region experienced a more muted increase in RevPAR during the period than the other regions primarily due to certain restrictions in China, which included tightening of controls related to the Beijing Winter Olympics, as well as lockdowns in certain areas due to COVID-19 surges.

The table below provides a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Net income (loss)	$211	$(109)
Interest expense	90	103
Income tax expense (benefit)	80	(35)
Depreciation and amortization expenses	44	51
EBITDA	425	10
Loss (gain) on foreign currency transactions	4	(2)
Loss on debt extinguishment	—	69
FF&E replacement reserves	12	4
Share-based compensation expense	37	39
Amortization of contract acquisition costs	8	7
Net other expenses (revenues) from managed and franchised properties	(30)	64
Other adjustments(1)	(8)	7
Adjusted EBITDA	$448	$198
____________
(1)Amount for the three months ended March 31, 2022 primarily includes a gain related to investments in unconsolidated affiliates. Both periods include severance and other items.

Revenues

	Three Months Ended		Percent
	March 31,		Change
	2022	2021	2022 vs. 2021
	(in millions)
Franchise and licensing fees	$413	$242	70.7

Base and other management fees	$55	$25	NM(1)
Incentive management fees	34	13	NM(1)
Total management fees	$89	$38	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

During the three months ended March 31, 2022, revenue recognized from fees increased primarily as a result of improved demand for travel and tourism, including the ability and desire of our customers to travel, due to the ongoing recovery from the negative impacts of the pandemic.

Accordingly, on a comparable basis, franchise and management fees increased for the three months ended March 31, 2022 as a result of increases in RevPAR of 71.3 percent at our comparable franchised properties and 115.7 percent at our comparable managed properties, respectively. These increases in RevPAR at our comparable franchised and managed properties were the result of increased occupancy of 13.8 percentage points and 16.9 percentage points, respectively, and increased ADR of 32.5 percent and 42.3 percent, respectively.

Further, as new hotels are part of our system for full periods, we expect such hotels to increase our franchise and management fees during the period. Including new development and ownership type transfers, from January 1, 2021 to March 31, 2022, we added nearly 420 managed and franchised properties on a net basis, providing an additional 64,200 rooms to our management and franchise segment, which contributed to the increase in franchise and management fees.

Additionally, licensing fees increased $41 million primarily due to increases in licensing fees from our strategic partnerships and HGV, which were the result of increased co-branded credit cardholder spend and timeshare revenues, respectively, both resulting from the rise in travel and tourism, as well as increased overall consumer spending.

Incentive management fees increased during the period as they are based on hotels' operating profits, which have improved from the prior year as a result of increased demand at our properties, in line with the recovery from the pandemic.

	Three Months Ended		Percent
	March 31,		Change
	2022	2021	2022 vs. 2021
	(in millions)
Owned and leased hotels	$150	$56	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The increase in owned and leased hotel revenues included, on a currency neutral basis, $89 million and $11 million of increases from our comparable and non-comparable owned and leased hotels, respectively, which were partially offset by a $6 million decrease as a result of unfavorable fluctuations in foreign currency exchange rates. The currency neutral increase in revenues from our comparable owned and leased hotels was the result of increased RevPAR of 301.1 percent, due to increases in occupancy of 25.4 percentage points and ADR of 35.0 percent, due to the ongoing recovery from the pandemic. The currency neutral increase in revenues from our non-comparable owned and leased hotels, which also benefited from an increase in occupancy, was net of a decrease from properties that were sold or for which the lease agreements were terminated after March 31, 2021.

	Three Months Ended		Percent
	March 31,		Change
	2022	2021	2022 vs. 2021
	(in millions)
Other revenues	$18	$17	5.9

The increase in other revenues was primarily due to increased revenues from our purchasing operations related to improved hotel demand resulting from the rise in travel and tourism during the period.

Operating Expenses

	Three Months Ended		Percent
	March 31,		Change
	2022	2021	2022 vs. 2021
	(in millions)
Owned and leased hotels	$185	$110	68.2

The increase in owned and leased hotel expenses included, on a currency neutral basis, $73 million and $10 million of increases from our comparable and non-comparable owned and leased hotels, respectively, which were partially offset by an $8 million decrease as a result of favorable fluctuations in foreign currency exchange rates. Our owned and leased hotels had currency neutral increases in certain operating expenses as a result of increased occupancy during the three months ended March 31, 2022, including variable rent costs, which are generally based on a percentage of hotel revenues or profits, as well as increased expenses related to FF&E replacement reserves. Additionally, the currency neutral increase in expenses from our non-comparable owned and leased hotels was net of a decrease from properties that were sold or for which the lease agreements were terminated after March 31, 2021.

	Three Months Ended		Percent
	March 31,		Change
	2022	2021	2022 vs. 2021
	(in millions)
Depreciation and amortization expenses	$44	$51	(13.7)
General and administrative expenses	91	97	(6.2)
Other expenses	11	10	10.0

The decrease in depreciation and amortization expenses was due to a decrease in amortization expense, primarily resulting from the full amortization of certain software project costs between the periods.

The decrease in general and administrative expenses was primarily due to lower severance costs and legal expenses, as well as a decrease in bad debt expense attributable to improved collections related to recovery from the pandemic. These decreases were partially offset by an increase in corporate operating expenses, which aligns with the recovery from the pandemic.

The increase in other expenses was primarily due to our purchasing operations related to improved hotel demand.

Non-operating Income and Expenses

	Three Months Ended		Percent
	March 31,		Change
	2022	2021	2022 vs. 2021
	(in millions)
Interest expense	$(90)	$(103)	(12.6)
Gain (loss) on foreign currency transactions	(4)	2	NM(1)
Loss on debt extinguishment	—	(69)	(100.0)
Other non-operating income, net	16	5	NM(1)
Income tax benefit (expense)	(80)	35	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The decrease in interest expense included the decrease resulting from the February 2021 issuance of new senior unsecured notes and the use of such proceeds for the redemption of previously outstanding senior unsecured notes, which reduced the weighted average interest rate on our outstanding senior unsecured notes. Additionally, while the Revolving Credit Facility was partially drawn during the three months ended March 31, 2021, we had repaid the entire outstanding balance by June 2021, resulting in a decrease in the related interest expense for the three months ended March 31, 2022. See Note 5: "Debt" in our unaudited condensed consolidated financial statements for additional information on our indebtedness.

The gains and losses on foreign currency transactions included the impact of changes in foreign currency exchange rates on certain intercompany financing arrangements, including short-term cross-currency intercompany loans, and other transactions denominated in foreign currencies.

Loss on debt extinguishment related to the February 2021 redemption of senior unsecured notes and included a redemption premium of $55 million and the accelerated recognition of unamortized deferred financing costs on those senior unsecured notes of $14 million.

Other non-operating income, net consists of interest income, equity in earnings (losses) from unconsolidated affiliates, certain income and costs related to our defined employee benefit plans and other non-operating gains and losses. Other non-operating income, net for the three months ended March 31, 2022 primarily related to an $11 million gain resulting from the remeasurement of investments in unconsolidated affiliates.

The increase in income tax expense was primarily attributable to the increase in income before income taxes. For additional information, see Note 7: "Income Taxes" in our unaudited condensed consolidated financial statements.

Segment Results

Refer to Note 11: "Business Segments" in our unaudited condensed consolidated financial statements for reconciliations of revenues for our reportable segments to consolidated total revenues and of segment operating income to consolidated income (loss) before income taxes.

Refer to "—Revenues" for further discussion of the increase in revenues from our managed and franchised properties, which is correlated to our management and franchise segment revenues and segment operating income. Refer to "—Revenues" and "—Operating Expenses" for further discussion of the increases in revenues and operating expenses at our owned and leased hotels, which are correlated with our ownership segment revenues and segment operating losses. Although we saw significant improvement in revenues from our ownership segment during the three months ended March 31, 2022 compared to the prior year, due to the nature of the fixed rent commitments and other fixed operating costs at our leased hotels, our ownership segment continued to experience an operating loss for the three months ended March 31, 2022.

Liquidity and Capital Resources

Overview

As of March 31, 2022, we had total cash and cash equivalents of $1,510 million, including $78 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents is related to cash collateral and cash held for FF&E reserves.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including: (i) costs associated with the management and franchising of hotels; (ii) costs, other than compensation and rent that are noted separately, associated with the operations of owned and leased hotels, including, but not limited to, utilities and operating supplies; (iii) corporate expenses; (iv) payroll and compensation costs; (v) taxes and compliance costs; (vi) scheduled debt maturities and interest payments on our outstanding indebtedness; (vii) lease payments under our finance and operating leases; (viii) committed contract acquisition costs; (ix) dividends as declared; (x) share repurchases; and
(xi) capital expenditures for required renovations and maintenance at the hotels within our ownership segment.

Our known long-term liquidity requirements primarily consist of funds necessary to pay for: (i) scheduled debt maturities and interest payments on our outstanding indebtedness; (ii) lease payments under our finance and operating leases; (iii) committed contract acquisition costs; (iv) capital improvements to the hotels within our ownership segment; (v) corporate capital and information technology expenditures; (vi) dividends as declared; (vii) share repurchases; and (viii) commitments to owners in our management and franchise segment made in the normal course of business for which we are reimbursed by these owners through program fees to operate our marketing, sales and brands programs. There were no material changes to our contractual obligations from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

In March 2022, we resumed share repurchases, which we had previously suspended in an effort to preserve cash during the pandemic, and, since they resumed, we repurchased approximately 907,000 shares of our common stock with available cash for $130 million as of March 31, 2022. As of March 31, 2022, approximately $2.1 billion remained available for share repurchases under our $5.5 billion stock repurchase program. Additionally, although dividend payments were suspended beginning in 2020, in May 2022, Hilton's board of directors authorized a quarterly cash dividend of $0.15 per share of common stock to be paid during the second quarter of 2022, with the expectation to continue regular quarterly cash dividends in the future.

In circumstances where we have the opportunity to support our strategic objectives by growing our global hotel network, we may provide performance or debt guarantees or loan commitments, as necessary, for hotels that we currently or plan to manage or franchise, as applicable, as well as letters of credit that support hotel financing or other obligations of hotel owners. See Note 12: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information on our commitments that were outstanding as of March 31, 2022.

We have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases. Within the framework of our investment policy, we currently intend to continue to finance our business activities primarily with cash on our balance sheet as of March 31, 2022, cash generated from our operations and, as needed, the use of the available capacity of our Revolving Credit Facility. Additionally, we have continued access to debt markets and expect to be able to obtain financing as a source of liquidity as required and to extend maturities of existing borrowings, if necessary.

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

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Three Months Ended		Percent
	March 31,		Change
	2022	2021	2022 vs. 2021
	(in millions)
Net cash provided by (used in) operating activities	$195	$(171)	NM(1)
Net cash used in investing activities	(26)	(16)	62.5
Net cash used in financing activities	(167)	(624)	(73.2)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

Operating Activities

As we recover from the negative impacts of the pandemic and our system-wide RevPAR increases, we are returning to a position where cash flows are being generated from our operations, which for the three months ended March 31, 2022 was primarily due to the increase in cash inflows generated from our management and franchise segment, largely as a result of the increase in managed and franchised RevPAR of 79.2 percent. Additionally, there was a $28 million decrease in payments of contract acquisition costs, as well as a decrease in cash paid for income taxes of $69 million, which was primarily due to a federal income tax refund received during the three months ended March 31, 2022 for prior year losses. While we did not have any operating cash flows for the three months ended March 31, 2022 and 2021 for the sale of Hilton Honors points to American Express as a result of the 2020 Honors Points Pre-Sale, we expect for the remaining balance of such pre-sold Hilton Honors points to be used by the end of the second quarter of 2022, after which we expect our operating cash flows to increase as American Express resumes purchasing Hilton Honors points from us in connection with a co-branded credit card arrangement.

Investing Activities

Net cash used in investing activities included capitalized software costs that were related to various systems initiatives for the benefit of both our hotel owners and our overall corporate operations and to capital expenditures for property and equipment related to our corporate facilities and the renovation of certain hotels in our ownership segment. Additionally, during the three months ended March 31, 2022, we invested in an unconsolidated affiliate to support our strategic objectives.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2022 primarily related to share repurchases, which resumed in March 2022 after being suspended since 2020. Net cash used in financing activities during the three months ended March 31, 2021 primarily comprised the repayment of $500 million of the outstanding debt balance on our Revolving Credit Facility, as well as the debt issuance costs and redemption premium associated with the issuance of new senior unsecured notes and the use of such proceeds for the redemption of previously outstanding senior unsecured notes.

Debt and Borrowing Capacity

As of March 31, 2022, our total indebtedness, excluding unamortized deferred financing costs and discount, was approximately $8.8 billion, and we had $60 million of letters of credit outstanding under our Revolving Credit Facility. For additional information on our total indebtedness, availability under our Revolving Credit Facility and guarantees on our debt, refer to Note 5: "Debt" in our unaudited condensed consolidated financial statements.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or issue additional equity securities. However, we do not have any material indebtedness outstanding that matures prior to May 2025. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hospitality industry that may be beyond our control. Although the pandemic negatively impacted our cash flows from operations as compared to periods prior to the onset of the pandemic, we are returning to a position where we are generating cash flows from our core operations as reflected in our cash flows provided by operating activities during the three months ended March 31, 2022.

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and, during the three months ended March 31, 2022, there were no material changes to those critical accounting estimates that were previously disclosed.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. These rate changes may affect future income, cash flows and the fair value of the Company, its assets and its liabilities. In certain situations, we may seek to reduce volatility associated with changes in interest rates and foreign currency exchange rates by entering into derivative financial instruments intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial instruments to the extent they meet the objectives described above, and we do not use derivatives for speculative purposes. Our exposure to market risk has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021; however, given the impact that the pandemic and the Russian invasion of Ukraine have had on the global economy, we continue to monitor our exposure to market risk and have adjusted, and will continue to adjust, our hedge portfolios accordingly.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factor below and the risk factors previously disclosed under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Supplemental Risk Factor

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by Russia’s ongoing war with Ukraine.

Russia’s invasion of Ukraine has negatively affected the global economy. Financial and economic sanctions imposed on certain industry sectors and parties in Russia by the U.S., United Kingdom and European Union, as well as potential retaliatory actions by Russia, could also have a negative impact on the global economy. Although our operations in Russia and Ukraine are not material to our financial results, the broader consequences of this conflict, including rising energy prices and shortages of and increased costs for food, goods and services and transportation or further escalation in adjacent areas could have negative downstream effects on our business and operations. Further expansion or escalation of military confrontations or related geopolitical tensions, including increased restrictions on global trade, could result in, among other things, lower travel demand, cyberattacks, terrorist activities, supply disruptions and changes to foreign currency exchange rates and constraints, volatility or disruption in financial markets, any of which may adversely affect the global economy and our business. In addition, the effects of the ongoing war could intensify or otherwise affect many of our other risk factors that are included in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 16, 2022.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended March 31, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
January 1, 2022 to January 31, 2022	—	$—	—	$2,236
February 1, 2022 to February 28, 2022	—	—	—	2,236
March 1, 2022 to March 31, 2022(3)	907,048	143.89	907,048	2,106
Total	907,048	143.89	907,048
____________
(1)Includes commissions paid.
(2)Our stock repurchase program, which was initially announced in February 2017 and subsequently increased in November 2017, February 2019 and March 2020, allows for the repurchase of up to a total of $5.5 billion of our common stock. Under this publicly announced program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.
(3)In March 2022, we resumed share repurchases, which we had previously suspended in an effort to preserve cash during the pandemic.

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

3.3	Amended and Restated By-Laws of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 2, 2019).
10.1	Form of 2022 Performance Award Agreement.*
10.2	Form of 2022 Restricted Stock Unit Agreement.*
10.3	Form of 2022 Nonqualified Stock Option Agreement.*
10.4	First Amendment to Amended and Restated License Agreement, dated as of April 4, 2022, between Hilton Grand Vacations Inc. and Hilton Worldwide Holdings Inc.
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Chief Financial Officer and President, Global Development, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

HILTON WORLDWIDE HOLDINGS INC.

By:	/s/ Christopher J. Nassetta
Name:	Christopher J. Nassetta
Title:	President and Chief Executive Officer

By:	/s/ Kevin J. Jacobs
Name:	Kevin J. Jacobs
Title:	Chief Financial Officer and President, Global Development

Date: May 3, 2022