Form 10-Q
period 2022-06-30
Hilton Worldwide Holdings Inc.
filed 2022-07-27
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of July 20, 2022 was 274,287,391.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,175	$1,427
Restricted cash and cash equivalents	79	85
Accounts receivable, net of allowance for credit losses of $122 and $126	1,289	1,068
Prepaid expenses	128	89
Other	169	202
Total current assets (variable interest entities – $29 and $30)	2,840	2,871
Intangibles and Other Assets:
Goodwill	5,030	5,071
Brands	4,847	4,883
Management and franchise contracts, net	873	758
Other intangible assets, net	167	194
Operating lease right-of-use assets	610	694
Property and equipment, net	271	305
Deferred income tax assets	213	213
Other	531	452
Total intangibles and other assets (variable interest entities – $152 and $184)	12,542	12,570
TOTAL ASSETS	$15,382	$15,441
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$1,647	$1,568
Current maturities of long-term debt	41	54
Current portion of deferred revenues	260	350
Current portion of liability for guest loyalty program	1,247	1,047
Total current liabilities (variable interest entities – $40 and $50)	3,195	3,019
Long-term debt	8,702	8,712
Operating lease liabilities	753	870
Deferred revenues	855	896
Deferred income tax liabilities	727	700
Liability for guest loyalty program	1,252	1,317
Other	687	746
Total liabilities (variable interest entities – $185 and $212)	16,171	16,260
Commitments and contingencies – see Note 12
Equity (Deficit):
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 332,933,654 issued and 275,510,784 outstanding as of June 30, 2022 and 332,011,359 issued and 279,091,009 outstanding as of December 31, 2021	3	3
Treasury stock, at cost; 57,422,870 shares as of June 30, 2022 and 52,920,350 shares as of December 31, 2021	(5,048)	(4,443)
Additional paid-in capital	10,753	10,720
Accumulated deficit	(5,783)	(6,322)
Accumulated other comprehensive loss	(714)	(779)
Total Hilton stockholders' deficit	(789)	(821)
Noncontrolling interests	—	2
Total deficit	(789)	(819)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$15,382	$15,441

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Franchise and licensing fees	$545	$369	$958	$611
Base and other management fees	75	42	130	67
Incentive management fees	46	21	80	34
Owned and leased hotels	282	121	432	177
Other revenues	25	21	43	38
	973	574	1,643	927
Other revenues from managed and franchised properties	1,267	755	2,318	1,276
Total revenues	2,240	1,329	3,961	2,203

Expenses
Owned and leased hotels	257	142	442	252
Depreciation and amortization	40	46	84	97
General and administrative	103	98	194	195
Other expenses	11	9	22	19
	411	295	742	563
Other expenses from managed and franchised properties	1,231	810	2,252	1,395
Total expenses	1,642	1,105	2,994	1,958

Operating income	598	224	967	245

Interest expense	(99)	(101)	(189)	(204)
Gain (loss) on foreign currency transactions	8	(1)	4	1
Loss on debt extinguishment	—	—	—	(69)
Other non-operating income, net	6	5	22	10

Income (loss) before income taxes	513	127	804	(17)

Income tax benefit (expense)	(146)	1	(226)	36

Net income	367	128	578	19
Net loss attributable to noncontrolling interests	1	2	2	3
Net income attributable to Hilton stockholders	$368	$130	$580	$22

Earnings per share:
Basic	$1.33	$0.47	$2.09	$0.08
Diluted	$1.32	$0.46	$2.07	$0.08

Cash dividends declared per share	$0.15	$—	$0.15	$—

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$367	$128	$578	$19
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $6, $1, $6 and $(2)	(23)	8	(25)	(21)
Pension liability adjustment, net of tax of $(1), $(1), $(1) and $(1)	2	2	3	4
Cash flow hedge adjustment, net of tax of $(9), $(2), $(29) and $(4)	27	4	87	11
Total other comprehensive income (loss)	6	14	65	(6)

Comprehensive income	373	142	643	13
Comprehensive loss attributable to noncontrolling interests	1	2	2	3
Comprehensive income attributable to Hilton stockholders	$374	$144	$645	$16

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Operating Activities:
Net income	$578	$19
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of contract acquisition costs	18	14
Depreciation and amortization expenses	84	97
Gain on foreign currency transactions	(4)	(1)
Share-based compensation expense	84	92
Deferred income taxes	(3)	(35)
Contract acquisition costs, net of refunds	(41)	(115)
Working capital changes and other	(188)	(371)
Net cash provided by (used in) operating activities	528	(300)
Investing Activities:
Capital expenditures for property and equipment	(11)	(9)
Issuance of other financing receivables	(46)	—
Capitalized software costs	(25)	(16)
Investments in unconsolidated affiliates	(51)	—
Other	39	11
Net cash used in investing activities	(94)	(14)
Financing Activities:
Borrowings	18	1,500
Repayment of debt	(25)	(3,218)
Debt issuance costs and redemption premium	—	(76)
Dividends paid	(41)	—
Repurchases of common stock	(586)	—
Share-based compensation tax withholdings	(56)	(48)
Proceeds from share-based compensation	16	24
Settlements of interest rate swap with financing component	(5)	—
Net cash used in financing activities	(679)	(1,818)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(13)	(4)
Net decrease in cash, restricted cash and cash equivalents	(258)	(2,136)
Cash, restricted cash and cash equivalents, beginning of period	1,512	3,263
Cash, restricted cash and cash equivalents, end of period	$1,254	$1,127

Supplemental Disclosures:
Cash paid during the period:
Interest	$183	$174
Income taxes, net of refunds	130	42

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts, and licensing its intellectual property ("IP"), including brand names, trademarks and service marks. As of June 30, 2022, we managed, franchised, owned or leased 6,983 hotels and resorts, including timeshare properties, totaling 1,098,321 rooms in 122 countries and territories.

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain disclosures normally included in annual financial statements presented in accordance with GAAP but that are not required for interim reporting purposes. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Additionally, interim results are not necessarily indicative of full year performance. In particular, the coronavirus ("COVID-19") pandemic (the "pandemic") had an adverse impact on our results for the three and six months ended June 30, 2022 and 2021, when compared to periods prior to the onset of the pandemic; however, our results experienced significant recovery during the three and six months ended June 30, 2022 when compared to the prior year periods. As such, these interim periods, as well as upcoming periods, are unlikely to be comparable to periods prior to the onset of the pandemic or to other periods affected by the pandemic, and are not indicative of future performance. Management has made estimates and judgments in light of these circumstances. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. All material intercompany transactions have been eliminated in consolidation.

Note 2: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as components of current and long-term deferred revenues, during the six months ended June 30, 2022:

(in millions)
Balance as of December 31, 2021	$1,166
Cash received in advance and not recognized as revenue	212
Revenue recognized(1)(2)	(241)
Other(3)	(85)
Balance as of June 30, 2022	$1,052
____________
(1)Primarily related to Hilton Honors, our guest loyalty program, including co-branded credit card arrangements.
(2)Revenue recognized during the three months ended June 30, 2022 was $113 million. Revenue recognized during the three and six months ended June 30, 2022 included a net reduction in revenue of $13 million and $3 million, respectively, as a result of a change to the estimated breakage of Hilton Honors points for which point expirations have been temporarily suspended.
(3)Primarily represents changes in estimated transaction prices for our performance obligations related to points issued under Hilton Honors, which had no effect on revenues.

Hilton Honors Points Pre-Sale

In April 2020, we pre-sold Hilton Honors points to American Express for $1.0 billion in cash (the "Honors Points Pre-Sale") for their use of points in connection with Hilton Honors co-branded credit cards for promotions, rewards and other such incentive programs. Upon receipt of the cash in 2020, we recognized $636 million in deferred revenues and the remainder in liability for guest loyalty program. During the six months ended June 30, 2022, the remaining points sold in the Honors Points Pre-Sale were used by American Express. All deferred revenues related to points that were outstanding as of June 30, 2022 are included in our Hilton Honors unsatisfied performance obligation described below.

Performance Obligations

As of June 30, 2022, we had deferred revenues for unsatisfied performance obligations consisting of: (i) $363 million related to Hilton Honors that will be recognized as revenue over approximately the next two years; (ii) $33 million related to co-branded credit card arrangements; and (iii) $656 million related to application, initiation and other fees. These performance obligations are recognized as revenue as discussed in Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Note 3: Consolidated Variable Interest Entities

As of June 30, 2022 and December 31, 2021, we consolidated two variable interest entities ("VIEs") that each lease a hotel property. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb losses and the right to receive benefits that could be significant to each of the VIEs individually. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities, and the liabilities of the consolidated VIEs are non-recourse to us.

Our condensed consolidated balance sheets include the assets and liabilities of these entities, which primarily comprised the following:

	June 30,	December 31,
	2022	2021
	(in millions)
Cash and cash equivalents	$21	$18
Property and equipment, net	47	60
Deferred income tax assets	52	62
Other non-current assets	52	62
Accounts payable, accrued expenses and other	15	15
Long-term debt(1)	154	179
Other long-term liabilities	14	16
____________
(1)Includes finance lease liabilities of $118 million and $153 million as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, one of our consolidated VIEs had a revolving credit facility with a borrowing capacity of 2.0 billion Japanese yen ("JPY") (equivalent to $15 million), with no amounts drawn as of June 30, 2022 or December 31, 2021. As of June 30, 2022 and December 31, 2021, our other consolidated VIE had drawn 300 million JPY (equivalent to $2 million) and 500 million JPY (equivalent to $4 million), respectively, under a revolving credit facility which did not have any remaining borrowing capacity as of June 30, 2022, and, in July 2022, the outstanding balance was repaid in full. During the six months ended June 30, 2022, our consolidated VIEs borrowed an aggregate of 2.1 billion JPY (equivalent to $15 million as of June 30, 2022), with a weighted average interest rate of 0.9 percent as of June 30, 2022 and maturity dates in February 2029; all of these borrowings were included in long-term debt in our condensed consolidated balance sheet as of June 30, 2022.

Note 4: Finite-Lived Intangible Assets

Our finite-lived intangible assets consist of management and franchise contracts and other intangible assets. Management and franchise contracts, net were as follows:

	June 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management contracts recorded at Merger(1)	$296	$(272)	$24
Contract acquisition costs	920	(186)	734
Development commissions and other	144	(29)	115
	$1,360	$(487)	$873

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management contracts recorded at Merger(1)	$310	$(275)	$35
Contract acquisition costs	780	(170)	610
Development commissions and other	140	(27)	113
	$1,230	$(472)	$758
____________
(1)Represents intangible assets that were initially recorded at fair value as part of the 2007 transaction whereby we became a wholly owned subsidiary of affiliates of Blackstone Inc. (the "Merger").

Amortization of our finite-lived intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Recognized in depreciation and amortization expenses(1)	$29	$33	$61	$71
Recognized as a reduction of franchise and licensing fees and base and other management fees	10	7	18	14
____________
(1)Includes amortization expense associated with assets that were initially recorded at fair value at the time of the Merger of $11 million and $12 million for the three months ended June 30, 2022 and 2021, respectively, and $23 million and $24 million for the six months ended June 30, 2022 and 2021, respectively.

Note 5: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of June 30, 2022, were as follows:

	June 30,	December 31,
	2022	2021
	(in millions)
Senior secured term loan facility with a rate of 3.37%, due 2026	$2,619	$2,619
Senior notes with a rate of 5.375%, due 2025(1)	500	500
Senior notes with a rate of 4.875%, due 2027(1)	600	600
Senior notes with a rate of 5.750%, due 2028(1)	500	500
Senior notes with a rate of 3.750%, due 2029(1)	800	800
Senior notes with a rate of 4.875%, due 2030(1)	1,000	1,000
Senior notes with a rate of 4.000%, due 2031(1)	1,100	1,100
Senior notes with a rate of 3.625%, due 2032(1)	1,500	1,500
Finance lease liabilities with a weighted average rate of 5.83%, due 2022 to 2030	168	208
Other debt of consolidated VIEs with a weighted average rate of 1.06%, due 2022 to 2029(2)	36	26
	8,823	8,853
Less: unamortized deferred financing costs and discount	(80)	(87)
Less: current maturities of long-term debt(3)	(41)	(54)
	$8,702	$8,712
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

Our senior secured credit facilities consist of a $1.75 billion senior secured revolving credit facility (the "Revolving Credit Facility") and a senior secured term loan facility (the "Term Loan"). The obligations of our senior secured credit facilities are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic restricted subsidiaries. As of June 30, 2022, we had $60 million of letters of credit outstanding under the Revolving Credit Facility, resulting in an available borrowing capacity of $1,690 million.

Note 6: Fair Value Measurements

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	June 30, 2022
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$354	$—	$354	$—
Interest rate swap(1)	64	—	64	—
Liabilities:
Long-term debt(2)	8,539	5,243	—	2,519

	December 31, 2021
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$622	$—	$622	$—
Liabilities:
Long-term debt(2)	8,532	6,180	—	2,599
Interest rate swaps(1)	41	—	41	—
____________
(1)Interest rate swaps are included in other non-current assets or other long-term liabilities in our condensed consolidated balance sheets depending on their value to us as of the balance sheet date. During the six months ended June 30, 2022, one of the interest rate swaps that was outstanding as of December 31, 2021 matured. The remaining interest rate swap as of June 30, 2022 will mature in March 2026.
(2)The carrying values include the deduction for unamortized deferred financing costs and discount. The carrying values and fair values exclude finance lease liabilities and other debt of consolidated VIEs.

We measure our interest rate swaps at fair value, which was determined using a discounted cash flow analysis that reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs of similar instruments, including interest rate curves, as applicable.

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of June 30, 2022 and December 31, 2021.

Note 7: Income Taxes

At the end of each quarter, we estimate the effective income tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of income (loss) before income taxes, which is subject to federal, state, local and foreign income taxes.

As of December 31, 2021, we had entered into a tentative agreement with the Internal Revenue Service, subject to approval by the Joint Committee on Taxation, to settle our federal examination through the 2010 tax year. The settlement was approved by the Joint Committee on Taxation during the three months ended June 30, 2022. The assets and liabilities relating to the settlement were previously recognized as of December 31, 2021, and no adjustments were necessary as a result of the settlement approval.

Note 8: Share-Based Compensation

We recognized share-based compensation expense of $47 million and $53 million during the three months ended June 30, 2022 and 2021, respectively, and $84 million and $92 million during the six months ended June 30, 2022 and 2021, respectively, which included amounts reimbursed by hotel owners.

Our share-based compensation primarily consists of awards that we grant to eligible employees under the Hilton 2017 Omnibus Incentive Plan (the "2017 Plan") and includes time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options") and performance-vesting RSUs ("performance shares"). As of June 30, 2022, unrecognized compensation costs for unvested awards under the 2017 Plan were approximately $181 million, which are expected to be recognized over a weighted-average period of 1.8 years on a straight-line basis.

RSUs

During the six months ended June 30, 2022, we granted 505,000 RSUs with a weighted average grant date fair value per share of $150.67, which vest in equal annual installments over two or three years from the date of grant.

Options

During the six months ended June 30, 2022, we granted 318,000 options with an exercise price per share of $150.67, which vest in equal annual installments over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The grant date fair value per share of the options granted during the six months ended June 30, 2022 was $51.15, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

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

Performance Shares

During the six months ended June 30, 2022, we granted 216,000 performance shares with a grant date fair value per share of $150.67. We recognize compensation expense based on the total number of performance shares that are expected to vest as determined by the projected achievement of each of the performance measures, which are estimated each reporting period and range from zero percent to 200 percent, with 100 percent being the target. As of June 30, 2022, we determined that all of the performance measures for the outstanding performance shares were probable of achievement, with the average of the achievement factors estimated to be between the target and maximum achievement percentages for the performance shares granted in 2020 and 2021 and at target for the performance shares granted in 2022.

Note 9: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$368	$130	$580	$22
Denominator:
Weighted average shares outstanding	278	279	278	278
Basic EPS	$1.33	$0.47	$2.09	$0.08

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$368	$130	$580	$22
Denominator:
Weighted average shares outstanding(1)	280	281	281	281
Diluted EPS	$1.32	$0.46	$2.07	$0.08
____________
(1)Certain shares related to share-based compensation were excluded from the calculations of diluted EPS because their effect would have been anti-dilutive under the treasury stock method, including 1 million and less than 1 million shares for the three and six months ended June 30, 2022, respectively, and less than 1 million shares for both the three and six months ended June 30, 2021.

Note 10: Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss

The following tables present the changes in the components of stockholders' equity (deficit):

	Three Months Ended June 30, 2022
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of March 31, 2022	279.0	$3	$(4,573)	$10,702	$(6,110)	$(720)	$1	$(697)
Net income (loss)	—	—	—	—	368	—	(1)	367
Other comprehensive income	—	—	—	—	—	6	—	6
Dividends(1)	—	—	—	—	(41)	—	—	(41)
Repurchases of common stock(2)	(3.6)	—	(480)	—	—	—	—	(480)
Share-based compensation	0.1	—	5	51	—	—	—	56
Balance as of June 30, 2022	275.5	$3	$(5,048)	$10,753	$(5,783)	$(714)	$—	$(789)

	Three Months Ended June 30, 2021
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of March 31, 2021	278.5	$3	$(4,453)	$10,547	$(6,840)	$(880)	$3	$(1,620)
Net income (loss)	—	—	—	—	130	—	(2)	128
Other comprehensive income	—	—	—	—	—	14	—	14
Share-based compensation	0.2	—	6	56	—	—	—	62
Balance as of June 30, 2021	278.7	$3	$(4,447)	$10,603	$(6,710)	$(866)	$1	$(1,416)

	Six Months Ended June 30, 2022
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2021	279.1	$3	$(4,443)	$10,720	$(6,322)	$(779)	$2	$(819)
Net income (loss)	—	—	—	—	580	—	(2)	578
Other comprehensive income	—	—	—	—	—	65	—	65
Dividends(1)	—	—	—	—	(41)	—	—	(41)
Repurchases of common stock(2)	(4.5)	—	(610)	—	—	—	—	(610)
Share-based compensation	0.9	—	5	33	—	—	—	38
Balance as of June 30, 2022	275.5	$3	$(5,048)	$10,753	$(5,783)	$(714)	$—	$(789)

	Six Months Ended June 30, 2021
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2020	277.6	$3	$(4,453)	$10,552	$(6,732)	$(860)	$4	$(1,486)
Net- income (loss)	—	—	—	—	22	—	(3)	19
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)
Share-based compensation	1.1	—	6	51	—	—	—	57
Balance as of June 30, 2021	278.7	$3	$(4,447)	$10,603	$(6,710)	$(866)	$1	$(1,416)
____________
(1)During the three months ended June 30, 2022, we resumed payment of regular quarterly cash dividends.
(2)Beginning in March 2022, we resumed share repurchases under our previously authorized stock repurchase program.

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2021	$(540)	$(210)	$(29)	$(779)
Other comprehensive income (loss) before reclassifications	(26)	(1)	74	47
Amounts reclassified from accumulated other comprehensive loss	1	4	13	18
Net current period other comprehensive income (loss)	(25)	3	87	65
Balance as of June 30, 2022	$(565)	$(207)	$58	$(714)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2020	$(511)	$(289)	$(60)	$(860)
Other comprehensive income (loss) before reclassifications	(21)	(1)	1	(21)
Amounts reclassified from accumulated other comprehensive loss	—	5	10	15
Net current period other comprehensive income (loss)	(21)	4	11	(6)
Balance as of June 30, 2021	$(532)	$(285)	$(49)	$(866)
____________
(1)Includes net investment hedge gains and intra-entity foreign currency transactions that are of a long-term investment nature. Amount reclassified during the six months ended June 30, 2022 related to the liquidation of an investment in a foreign entity and was recognized in gain on foreign currency transactions in our condensed consolidated statement of operations.
(2)Amounts reclassified related to the amortization of prior service cost and amortization of net loss and were recognized in other non-operating income, net in our condensed consolidated statements of operations.
(3)Amounts reclassified were the result of hedging instruments, including: (a) interest rate swaps, inclusive of interest rate swaps that were dedesignated, with related amounts recognized in interest expense in our condensed consolidated statements of operations and (b) forward contracts that hedge our foreign currency denominated fees, with related amounts recognized in various revenue line items, as applicable, in our condensed consolidated statements of operations.

Note 11: Business Segments

We are a hospitality company with operations organized in two distinct operating segments: (i) management and franchise and (ii) ownership, each of which is reported as a segment based on: (a) delivering a similar set of products and services and
(b) being managed separately given its distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels that license our IP and where we provide other contracted services to third-party owners, but the day-to-day services of the hotels are operated or managed by someone other than us. This segment generates its revenue from: (i) management and franchise fees charged to third-party owners; (ii) licensing fees for the right to use our IP from Hilton Grand Vacations Inc. ("HGV") and strategic partnerships, including co-branded credit card arrangements; and (iii) fees for managing hotels in our ownership segment. As of June 30, 2022, this segment included 746 managed hotels and 6,115 franchised hotels consisting of 1,068,369 total rooms.

As of June 30, 2022, our ownership segment included 54 properties totaling 18,151 rooms. The segment comprised 46 hotels that we leased, one hotel owned by a consolidated non-wholly owned entity, two hotels that were each leased by a consolidated VIE and five hotels owned or leased by unconsolidated affiliates. As a result of the pandemic, the operations of approximately 15 hotels in our ownership segment were suspended for some period of time during the six months ended June 30, 2021, while no hotels in our ownership segment suspended operations as a result of the pandemic during the six months ended June 30, 2022.

The performance of our operating segments is evaluated primarily on operating income (loss), without allocating amortization of contract acquisition costs, other revenues, other revenues and other expenses from managed and franchised properties, other expenses, depreciation and amortization expenses or general and administrative expenses.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Franchise and licensing fees	$549	$372	$966	$617
Base and other management fees(1)	86	48	147	78
Incentive management fees	46	21	80	34
Management and franchise	681	441	1,193	729
Ownership	282	121	432	177
Segment revenues	963	562	1,625	906
Amortization of contract acquisition costs	(10)	(7)	(18)	(14)
Other revenues	25	21	43	38
Direct reimbursements from managed and franchised properties(2)	609	329	1,121	552
Indirect reimbursements from managed and franchised properties(2)	658	426	1,197	724
Intersegment fees elimination(1)	(5)	(2)	(7)	(3)
Total revenues	$2,240	$1,329	$3,961	$2,203
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.
(2)Included in other revenues from managed and franchised properties in our condensed consolidated statements of operations.

The following table presents operating income (loss) for our reportable segments, reconciled to consolidated income (loss) before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Management and franchise(1)	$681	$441	$1,193	$729
Ownership(1)	20	(23)	(17)	(78)
Segment operating income	701	418	1,176	651
Amortization of contract acquisition costs	(10)	(7)	(18)	(14)
Other revenues, less other expenses	14	12	21	19
Net other revenues (expenses) from managed and franchised properties	36	(55)	66	(119)
Depreciation and amortization expenses	(40)	(46)	(84)	(97)
General and administrative expenses	(103)	(98)	(194)	(195)
Operating income	598	224	967	245
Interest expense	(99)	(101)	(189)	(204)
Gain (loss) on foreign currency transactions	8	(1)	4	1
Loss on debt extinguishment	—	—	—	(69)
Other non-operating income, net	6	5	22	10
Income (loss) before income taxes	$513	$127	$804	$(17)
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

Note 12: Commitments and Contingencies

We provide performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees do not require us to fund shortfalls, but allow for termination of the contract, if specified operating performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls, creating variable interests in the ownership entities of the hotels, of which we are not the primary beneficiary. As of June 30, 2022, we had performance guarantees with expirations ranging from 2025 to 2043 and potential cash outlays totaling $8 million. Our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee for that particular hotel.

As of June 30, 2022, we had extended debt guarantees and letters of credit to owners of certain hotels that we will or currently manage or franchise with expirations of such guarantees ranging from 2023 to 2031 and potential cash outlays totaling $124 million.

We receive fees from managed and franchised properties that we are contractually required to use to operate our marketing, sales and brand programs on behalf of hotel owners. If we collect amounts in excess of amounts expended, we have a commitment to spend these amounts on the related programs. As of June 30, 2022, amounts collected on behalf of these programs exceeded the amounts expended, and, as of December 31, 2021, amounts expended on behalf of these programs exceeded the amounts collected.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2022 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the impact of and recovery from the pandemic, the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry, macroeconomic factors beyond our control, such as inflation, changes in interest rates and challenges due to labor shortages and supply chain disruptions, risks related to the impact of the pandemic, including as a result of new strains and variants of the virus and uncertainty of the acceptance and continued effectiveness of the COVID-19 vaccines, competition for hotel guests and management and franchise contracts, risks related to doing business with third-party hotel owners, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the U.S., risks associated with the Russian invasion of Ukraine and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and under "Part II—Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

Our Business

Hilton is one of the largest hospitality companies in the world, with 6,983 properties comprising 1,098,321 rooms in 122 countries and territories as of June 30, 2022. Our premier brand portfolio includes: our luxury hotel brands, Waldorf Astoria Hotels & Resorts, LXR Hotels & Resorts and Conrad Hotels & Resorts; our emerging lifestyle hotel brands, Canopy by Hilton, Tempo by Hilton and Motto by Hilton; our full service hotel brands, Signia by Hilton, Hilton Hotels & Resorts, Curio Collection by Hilton, DoubleTree by Hilton and Tapestry Collection by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton and Tru by Hilton; our all-suites hotel brands, Embassy Suites by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. As of June 30, 2022, we had 139 million members in our award-winning guest loyalty program, Hilton Honors, a 17 percent increase from June 30, 2021.

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

Geographically, we conduct business through three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S., which represented 70 percent of our system-wide hotel rooms as of June 30, 2022, is included in the Americas region, it is often analyzed separately and apart from the Americas region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

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

We are focused on the growth of our business by expanding our share of the global hotel network through our development pipeline, which represents hotels that we expect to add to our system in the future. The following table summarizes our development activity:

	As of and for the
	Six Months Ended
	June 30, 2022
	Hotels	Rooms(1)
Hotel system
Openings	167	27,600
Net additions(2)	138	21,100

Development pipeline(3)
Additions	360	45,600
Count as of period end(4)	2,777	413,200
____________
(1)Rounded to the nearest hundred.
(2)Represents room additions, net of rooms removed from our system, during the period. Contributed to net unit growth from June 30, 2021 of 4.5 percent.
(3)Hotels in our system are under development throughout 114 countries and territories, including 29 countries and territories where we do not currently have any existing hotels.
(4)In our development pipeline, as of June 30, 2022, 195,300 of the rooms were under construction and 246,400 of the rooms were located outside of the U.S. Nearly all of the rooms in our development pipeline are within our management and franchise segment. We do not consider any individual development project to be material to us.

Recent Developments

COVID-19 Pandemic

The pandemic significantly impacted the global economy and strained the hospitality industry beginning in 2020. Since the beginning of the pandemic, the pervasiveness and severity of travel restrictions and stay-at-home directives has varied by country and state; however, as of June 30, 2022, most of the countries we operate in had completely lifted or eased restrictions. While the pandemic negatively affected our results of operations for the three and six months ended June 30, 2022 and 2021, we have experienced strong signs of economic recovery since early 2021, particularly in our management and franchise segment, with comparable system-wide RevPAR in the second quarter of 2022 nearing levels of performance achieved in the same period in 2019. Although all periods were impacted by the pandemic, none of these periods are considered comparable, and no periods affected by the pandemic are expected to be comparable to future periods. The continued spreading of

COVID-19 and its related variants could result in travel and other restrictions being reinstated or demand for our hotel properties being reduced in the affected areas, yielding further negative effects on our operations.

Russian Invasion of Ukraine

In February 2022, Russia commenced a military invasion of Ukraine. While this has affected our operations in Ukraine and Russia, our financial results for the six months ended June 30, 2022 were not materially affected by this conflict, as hotels in these countries represented less than 1 percent of our total managed and franchised hotels as of June 30, 2022 and, for the year ended December 31, 2021, contributed less than 1 percent of total management and franchise fee revenues. We continue to prioritize the safety and security of our employees and the guests of these hotels and, in March 2022, we took the following actions in response to this crisis:

•pledged to donate up to 1 million room nights across EMEA to support Ukrainian refugees and humanitarian relief efforts, in partnership with American Express, #HospitalityHelps and our community of owners;

•closed our corporate office in Moscow while ensuring continued work and pay for impacted employees;

•suspended all new development activity in Russia;

•pledged to donate any Hilton profits from business operations in Russia to the humanitarian relief efforts for Ukraine; and

•contributed funds through our Hilton Global Foundation to World Central Kitchen and Project Hope to further assist with humanitarian aid.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results were not available. Of the 6,915 hotels in our system as of June 30, 2022, 5,974 hotels were classified as comparable hotels. Our 941 non-comparable hotels included 174 hotels, or less than three percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they have sustained substantial property damage, business interruption, undergone large-scale capital projects or comparable results were otherwise not available.

When considering business interruption in the context of our definition of comparable hotels, no hotel that had completely or partially suspended operations on a temporary basis at any time as a result of the pandemic was excluded from the definition of comparable hotels on that basis alone. Despite these temporary suspensions of hotel operations, we believe that including these hotels within our hotel operating statistics of occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR"), if they would have otherwise been included, reflects the underlying results of our business for the three and six months ended June 30, 2022 and 2021.

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

References to occupancy, ADR and RevPAR are presented on a comparable basis, based on the comparable hotels as of June 30, 2022, and references to ADR and RevPAR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three and six months ended June 30, 2022 and 2021 or 2019, use the foreign currency exchange rates used to translate the results of the Company's foreign operations within its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022, respectively.

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

We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) these measures are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions and (ii) these measures are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry. Additionally, these measures exclude certain items that can vary widely across different industries and among competitors within our industry. For instance, interest expense and income taxes are dependent on company specifics, including, among other things, capital structure and operating jurisdictions, respectively, and, therefore, could vary significantly across companies. Depreciation and amortization expenses, as well as amortization of contract acquisition costs, are dependent upon company policies, including the method of acquiring and depreciating assets and the useful lives that are used. For Adjusted EBITDA, we also exclude items such as: (i) FF&E replacement reserves for leased hotels to be consistent with the treatment of capital expenditures for property and equipment, where depreciation of such capitalized assets is reported within depreciation and amortization expenses; (ii) share-based compensation, as this could vary widely among companies due to the different plans in place and the usage of them; (iii) the net effect of our cost reimbursement revenues and reimbursed expenses, as we contractually do not operate the related programs to generate a profit over the terms of the respective contracts; and (iv) other items, such as amounts related to debt restructurings and debt retirements and reorganization and related severance costs, that are not core to our operations and are not reflective of our operating performance.

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

Results of Operations

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Change		Six Months Ended	Change
	June 30, 2022	2022 vs. 2021		June 30, 2022	2022 vs. 2021
U.S.
Occupancy	74.3%	10.4%	pts.	68.2%	12.3%	pts.
ADR	$162.16	26.8%		$154.12	30.1%
RevPAR	$120.52	47.3%		$105.13	58.7%

Americas (excluding U.S.)
Occupancy	66.4%	30.1%	pts.	58.6%	25.9%	pts.
ADR	$135.85	31.4%		$131.78	33.4%
RevPAR	$90.17	140.3%		$77.26	139.2%

Europe
Occupancy	72.0%	40.7%	pts.	60.0%	34.9%	pts.
ADR	$151.58	66.2%		$139.10	67.8%
RevPAR	$109.09	282.8%		$83.52	300.7%

MEA
Occupancy	60.7%	13.8%	pts.	63.8%	20.0%	pts.
ADR	$152.94	29.8%		$156.12	32.0%
RevPAR	$92.89	67.9%		$99.57	92.4%

Asia Pacific
Occupancy	49.7%	(6.2)%	pts.	46.1%	(3.3)%	pts.
ADR	$97.52	6.5%		$100.63	9.1%
RevPAR	$48.51	(5.3)%		$46.41	1.8%

System-wide
Occupancy	70.8%	12.3%	pts.	64.6%	13.5%	pts.
ADR	$154.92	27.5%		$147.87	30.1%
RevPAR	$109.62	54.3%		$95.47	64.4%

Although the pandemic continued to negatively impact our business and hotel operating statistics during the three and six months ended June 30, 2022, we experienced significant improvement in our results compared to the same periods in 2021 with the continued recovery of the travel and hospitality industry and the rebound of cross-border international travel. All regions except Asia Pacific showed improvement in RevPAR and occupancy during the three and six months ended June 30, 2022 as compared to the same periods in 2021 on a comparable and currency neutral basis. Compared to the same periods in 2019 on a comparable and currency neutral basis, our system-wide RevPAR and occupancy were down 2.1 percent and 6.7 percent, respectively, for the three months ended June 30, 2022, and 9.0 percent and 8.9 percent for the six months ended June 30, 2022, respectively. All regions showed improvement in ADR, with our system-wide ADR increasing 7.1 percent and 3.6 percent for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2019 on a comparable and currency neutral basis. The Asia Pacific region experienced decreased RevPAR during the three months ended June 30, 2022 compared to the same period in 2021 primarily due to certain restrictions in China, which included lockdowns in certain areas due to COVID-19 surges.

The table below provides a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Net income	$367	$128	$578	$19
Interest expense	99	101	189	204
Income tax expense (benefit)	146	(1)	226	(36)
Depreciation and amortization expenses	40	46	84	97
EBITDA	652	274	1,077	284
Loss (gain) on foreign currency transactions	(8)	1	(4)	(1)
Loss on debt extinguishment	—	—	—	69
FF&E replacement reserves	15	11	27	15
Share-based compensation expense	47	53	84	92
Amortization of contract acquisition costs	10	7	18	14
Net other expenses (revenues) from managed and franchised properties	(36)	55	(66)	119
Other adjustments(1)	(1)	(1)	(9)	6
Adjusted EBITDA	$679	$400	$1,127	$598
____________
(1)Amount for the six months ended June 30, 2022 primarily includes a gain related to investments in unconsolidated affiliates. All periods include severance and other items.

Revenues

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(in millions)			(in millions)
Franchise and licensing fees	$545	$369	47.7	$958	$611	56.8

Base and other management fees	$75	$42	78.6	$130	$67	94.0
Incentive management fees	46	21	NM(1)	80	34	NM(1)
Total management fees	$121	$63	92.1	$210	$101	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

During the three and six months ended June 30, 2022, revenue recognized from fees increased primarily as a result of improved demand for travel and tourism, including the ability and desire of our customers to travel, due to the ongoing recovery from the negative impacts of the pandemic.

Accordingly, on a comparable basis, franchise and management fees increased for the three months ended June 30, 2022 as a result of increases in RevPAR of 44.9 percent and 86.7 percent at our comparable franchised and managed properties, respectively. These increases in RevPAR at our comparable franchised and managed properties were the result of increased occupancy of 10.5 percentage points and 16.8 percentage points, respectively, and increased ADR of 24.2 percent and 35.9 percent, respectively. For the six months ended June 30, 2022, on a comparable basis, franchise and management fees increased as a result of increases in RevPAR of 55.1 percent and 97.8 percent at our comparable franchised and managed properties, respectively. These increases in RevPAR at our comparable franchised and managed properties were the result of increased occupancy of 12.2 percentage points and 16.8 percentage points, respectively, and increased ADR of 27.0 percent and 38.0 percent, respectively.

Further, as new hotels are part of our system for full periods, we expect such hotels to increase our franchise and management fees during the periods. Including new development and ownership type transfers, from January 1, 2021 to June 30, 2022, we added 500 managed and franchised properties on a net basis, providing an additional 77,500 rooms to our management and franchise segment, which contributed to the increases in franchise and management fees.

Additionally, licensing fees increased $30 million and $71 million during the three and six months ended June 30, 2022, respectively, primarily due to increases in licensing fees from: (i) our strategic partnerships, which resulted from new cardholder acquisitions and increased cardholder spend under our co-branded credit card arrangements, and (ii) HGV, which resulted from increased timeshare revenues, both driven by the rise in travel and tourism, as well as increased overall consumer spending.

Incentive management fees increased during the periods as they are based on hotels' operating profits, which have improved from the prior year as a result of increased demand at our properties, in line with the recovery from the pandemic.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(in millions)			(in millions)
Owned and leased hotels	$282	$121	NM(1)	$432	$177	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The increase in owned and leased hotel revenues during the three months ended June 30, 2022 included, on a currency neutral basis, $167 million and $9 million of increases from our comparable and non-comparable owned and leased hotels, respectively, which were partially offset by a $15 million decrease as a result of unfavorable fluctuations in foreign currency exchange rates and a $25 million decrease in COVID-19 relief subsidies from international governments. The currency neutral increase in revenues from our comparable owned and leased hotels was the result of increased RevPAR of 347.5 percent, due to increases in occupancy of 42.8 percentage points and ADR of 57.2 percent, due to the ongoing recovery from the pandemic. The currency neutral increase in revenues from our non-comparable owned and leased hotels, which also benefited from an increase in occupancy, was net of a decrease from properties that were sold or for which the lease agreements were terminated after June 30, 2021.

The increase in owned and leased hotel revenues during the six months ended June 30, 2022 included, on a currency neutral basis, $256 million and $20 million of increases from our comparable and non-comparable owned and leased hotels, respectively, which were partially offset by a $21 million decrease as a result of unfavorable fluctuations in foreign currency exchange rates and a $25 million decrease in COVID-19 relief subsidies from international governments. The currency neutral increase in revenues from our comparable owned and leased hotels was the result of increased RevPAR of 331.5 percent, due to increases in occupancy of 34.1 percentage points and ADR of 49.3 percent, due to the ongoing recovery from the pandemic. The currency neutral increase in revenues from our non-comparable owned and leased hotels, which also benefited from an increase in occupancy, was net of a decrease from properties that were sold or for which the lease agreements were terminated after June 30, 2021.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(in millions)			(in millions)
Other revenues	$25	$21	19.0	$43	$38	13.2

The increases in other revenues were primarily due to increased revenues from our purchasing operations related to improved hotel demand resulting from the rise in travel and tourism during the periods.

Operating Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(in millions)			(in millions)
Owned and leased hotels	$257	$142	81.0	$442	$252	75.4
The increase in owned and leased hotel expenses during the three months ended June 30, 2022 included, on a currency neutral basis, $127 million and $5 million of increases from our comparable and non-comparable owned and leased hotels, respectively, which were partially offset by a $17 million decrease as a result of favorable fluctuations in foreign currency exchange rates. The increase in owned and leased hotel expenses during the six months ended June 30, 2022 included, on a currency neutral basis, $200 million and $15 million of increases from our comparable and non-comparable owned and leased hotels, respectively, which were partially offset by a $25 million decrease as a result of favorable fluctuations in foreign currency exchange rates. Our owned and leased hotels had currency neutral increases in certain operating expenses as a result of increased occupancy during the three and six months ended June 30, 2022, including variable rent costs, which are generally based on a percentage of hotel revenues or profits, as well as increased expenses related to FF&E replacement reserves. Additionally, the currency neutral increases in expenses from our non-comparable owned and leased hotels during the periods were net of decreases from properties that were sold or for which the lease agreements were terminated after June 30, 2021.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(in millions)			(in millions)
Depreciation and amortization expenses	$40	$46	(13.0)	$84	$97	(13.4)
General and administrative expenses	103	98	5.1	194	195	(0.5)
Other expenses	11	9	22.2	22	19	15.8

The decreases in depreciation and amortization expenses were primarily due to decreases in amortization expense, driven by the full amortization of certain software project costs between the periods.

The increase in general and administrative expenses for the three months ended June 30, 2022 was primarily due to an increase in corporate operating expenses which aligns with the recovery from the pandemic.

The increases in other expenses were primarily due to our purchasing operations related to improved hotel demand.

Non-operating Income and Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(in millions)			(in millions)
Interest expense	$(99)	$(101)	(2.0)	$(189)	$(204)	(7.4)
Gain (loss) on foreign currency transactions	8	(1)	NM(1)	4	1	NM(1)
Loss on debt extinguishment	—	—	NM(1)	—	(69)	(100.0)
Other non-operating income, net	6	5	20.0	22	10	NM(1)
Income tax benefit (expense)	(146)	1	NM(1)	(226)	36	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The decreases in interest expense during the three and six months ended June 30, 2022 included decreases in interest expense related to our Revolving Credit Facility, which was partially drawn during the three and six months ended June 30, 2021 but fully repaid as of June 30, 2021 and had no amounts outstanding during the three and six months ended June 30, 2022. The decrease in interest expense during the six months ended June 30, 2022 also reflected the decrease resulting from the February 2021 issuance of new senior unsecured notes and the use of such proceeds for the redemption of previously outstanding senior unsecured notes, which reduced the weighted average interest rate on our outstanding senior unsecured notes. The decreases in interest expense for the three and six months ended June 30, 2022 were partially offset by increases in the interest rate on our Term Loan during the periods and interest rate swap amortization. See Note 5: "Debt" in our unaudited condensed consolidated financial statements for additional information on our indebtedness.

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

Other non-operating income, net consists of interest income, equity in earnings (losses) from unconsolidated affiliates, certain income and costs related to our employee defined benefit pension plans and other non-operating gains and losses. Other non-operating income, net for the six months ended June 30, 2022 primarily related to an $11 million gain resulting from the remeasurement of investments in unconsolidated affiliates.

The increases in income tax expense during the three and six months ended June 30, 2022 were primarily attributable to the increases in income before income taxes. For additional information, see Note 7: "Income Taxes" in our unaudited condensed consolidated financial statements. Further, during the three and six months ended June 30, 2021, we recognized benefits as a result of the change in tax rate implemented as part of the United Kingdom's Finance Act 2021.

Segment Results

Refer to Note 11: "Business Segments" in our unaudited condensed consolidated financial statements for reconciliations of revenues for our reportable segments to consolidated total revenues and of segment operating income to consolidated income (loss) before income taxes.

Refer to "—Revenues" for further discussion of the increases in revenues from our managed and franchised properties, which are correlated to our management and franchise segment revenues and segment operating income. Refer to "—Revenues" and "—Operating Expenses" for further discussion of the increases in revenues and operating expenses at our owned and leased hotels, which are correlated with our ownership segment revenues and segment operating income (loss). We saw significant improvement in revenues from our ownership segment during the three and six months ended June 30, 2022 compared to the prior year, and our ownership segment experienced operating income for the three months ended June 30, 2022. However, due to the nature of the fixed rent commitments and other fixed operating costs at our leased hotels, our ownership segment continued to experience an operating loss for the six months ended June 30, 2022.

Liquidity and Capital Resources

Overview

As of June 30, 2022, we had total cash and cash equivalents of $1,254 million, including $79 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents is related to cash collateral and cash held for FF&E reserves.

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

In March 2022, we resumed share repurchases, which we had previously suspended in an effort to preserve cash during the pandemic, and, since they resumed, we repurchased approximately 4.5 million shares of our common stock with available cash for $610 million as of June 30, 2022. As of June 30, 2022, approximately $1.6 billion remained available for share repurchases under our $5.5 billion stock repurchase program. In June 2022, we resumed payment of regular quarterly cash dividends, declared in May 2022, which we had also previously suspended in an effort to preserve cash during the pandemic.

In circumstances where we have the opportunity to support our strategic objectives by growing our global hotel network, we may provide performance or debt guarantees or loan commitments, as necessary, for hotels that we currently or plan to manage or franchise, as applicable, as well as letters of credit that support hotel financing or other obligations of hotel owners. See Note 12: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information on our commitments that were outstanding as of June 30, 2022.

We have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases. Within the framework of our investment policy, we currently intend to continue to finance our business activities primarily with cash on our balance sheet as of June 30, 2022, cash generated from our operations and, as needed, the use of the available capacity of our Revolving Credit Facility. Additionally, we have continued access to debt markets and expect to be able to obtain financing as a source of liquidity as required and to extend maturities of existing borrowings, if necessary.

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

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Six Months Ended		Percent
	June 30,		Change
	2022	2021	2022 vs. 2021
	(in millions)
Net cash provided by (used in) operating activities	$528	$(300)	NM(1)
Net cash used in investing activities	(94)	(14)	NM(1)
Net cash used in financing activities	(679)	(1,818)	(62.7)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

Operating Activities

As we recover from the negative impacts of the pandemic and our system-wide RevPAR increases, we are returning to a position where cash flows are being generated from our operations, which for the six months ended June 30, 2022 was primarily due to the increase in cash inflows generated from our management and franchise segment, largely as a result of the increase in managed and franchised RevPAR of 62.7 percent. Additionally, there was a $74 million decrease in payments of contract acquisition costs, offset by an increase in cash paid for income taxes of $88 million. The remaining balance of the pre-sold Hilton Honors points, related to the 2020 Honors Points Pre-Sale, was used during the three months ended June 30, 2022, and American Express resumed purchasing Hilton Honors points in cash from us in connection with a co-branded credit card arrangement, which began to increase our operating cash flows during the period. We expect American Express to continue to purchase points in cash under the co-branded credit card arrangement in future periods.

Investing Activities

Net cash used in investing activities included capitalized software costs that were related to various systems initiatives for the benefit of both our hotel owners and our overall corporate operations and to capital expenditures for property and equipment related to our corporate facilities and the renovation of certain hotels in our ownership segment. Net cash used in investing activities also included the net cash flows from undesignated derivative financial instruments. Additionally, during the six months ended June 30, 2022, we provided equity and debt financing to unconsolidated affiliates and owners of certain hotels that we will or currently manage or franchise to support our strategic objectives.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2022 primarily related to the return of capital to shareholders, including share repurchases, which resumed in March 2022, and quarterly dividend payments, which resumed in June 2022, after both programs had been suspended in 2020. Net cash used in financing activities during the six months ended June 30, 2021 primarily comprised the full repayment of the $1.69 billion outstanding debt balance on our Revolving Credit Facility, as well as the debt issuance costs and redemption premium associated with the issuance of new senior unsecured notes and the use of such proceeds for the redemption of previously outstanding senior unsecured notes.

Debt and Borrowing Capacity

As of June 30, 2022, our total indebtedness, excluding the deduction for unamortized deferred financing costs and discount, was approximately $8.8 billion, and we had $60 million of letters of credit outstanding under our Revolving Credit Facility. For additional information on our total indebtedness, availability under our Revolving Credit Facility and guarantees on our debt, refer to Note 5: "Debt" in our unaudited condensed consolidated financial statements.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or issue additional equity securities. However, we do not have any material indebtedness outstanding that matures prior to May 2025. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hospitality industry that may be beyond our control. Although the pandemic negatively impacted our cash flows from operations as compared to periods prior to the onset of the pandemic, we are returning to a position where we are generating cash flows from our core operations as reflected in our cash flows provided by operating activities during the six months ended June 30, 2022.

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and, during the six months ended June 30, 2022, there were no material changes to those critical accounting estimates that were previously disclosed.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. These rate changes may affect future income, cash flows and the fair value of the Company, its assets and its liabilities. In certain situations, we may seek to reduce volatility associated with changes in interest rates and foreign currency exchange rates by entering into derivative financial instruments intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial instruments to the extent they meet the objectives described above, and we do not use derivatives for speculative purposes. Our exposure to market risk has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021; however, given the impact that the pandemic, the Russian invasion of Ukraine and rising inflation and interest rates have had on the global economy, we continue to monitor our exposure to market risk and have adjusted, and will continue to adjust, our hedge portfolios accordingly.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and under "Part II—Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended June 30, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
April 1, 2022 to April 30, 2022	881,983	$152.81	881,983	$1,971
May 1, 2022 to May 31, 2022	1,006,225	136.38	1,006,225	1,834
June 1, 2022 to June 30, 2022	1,707,264	121.44	1,707,264	1,626
Total	3,595,472	133.32	3,595,472
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
10.1
First Amendment to Amended and Restated License Agreement, dated as of April 4, 2022, between Hilton Grand Vacations Inc. and Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 3, 2022).

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

Date: July 27, 2022