Form 10-Q
period 2022-09-30
Hilton Worldwide Holdings Inc.
filed 2022-10-26
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of October 21, 2022 was 270,456,017.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,282	$1,427
Restricted cash and cash equivalents	80	85
Accounts receivable, net of allowance for credit losses of $124 and $126	1,278	1,068
Prepaid expenses	139	89
Other	197	202
Total current assets (variable interest entities – $28 and $30)	2,976	2,871
Intangibles and Other Assets:
Goodwill	4,990	5,071
Brands	4,814	4,883
Management and franchise contracts, net	874	758
Other intangible assets, net	158	194
Operating lease right-of-use assets	624	694
Property and equipment, net	254	305
Deferred income tax assets	213	213
Other	605	452
Total intangibles and other assets (variable interest entities – $141 and $184)	12,532	12,570
TOTAL ASSETS	$15,508	$15,441
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$1,728	$1,568
Current maturities of long-term debt	39	54
Current portion of deferred revenues	266	350
Current portion of liability for guest loyalty program	1,332	1,047
Total current liabilities (variable interest entities – $39 and $50)	3,365	3,019
Long-term debt	8,692	8,712
Operating lease liabilities	786	870
Deferred revenues	845	896
Deferred income tax liabilities	794	700
Liability for guest loyalty program	1,251	1,317
Other	689	746
Total liabilities (variable interest entities – $174 and $212)	16,422	16,260
Commitments and contingencies – see Note 12
Equity (Deficit):
Preferred stock, $0.01 par value; 3,000,000,000 authorized shares, none issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 332,944,066 issued and 271,541,523 outstanding as of September 30, 2022 and 332,011,359 issued and 279,091,009 outstanding as of December 31, 2021	3	3
Treasury stock, at cost; 61,402,543 shares as of September 30, 2022 and 52,920,350 shares as of December 31, 2021	(5,545)	(4,443)
Additional paid-in capital	10,791	10,720
Accumulated deficit	(5,477)	(6,322)
Accumulated other comprehensive loss	(685)	(779)
Total Hilton stockholders' deficit	(913)	(821)
Noncontrolling interests	(1)	2
Total deficit	(914)	(819)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$15,508	$15,441

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Franchise and licensing fees	$573	$451	$1,531	$1,062
Base and other management fees	76	49	206	116
Incentive management fees	52	26	132	60
Owned and leased hotels	295	199	727	376
Other revenues	28	18	71	56
	1,024	743	2,667	1,670
Other revenues from managed and franchised properties	1,344	1,006	3,662	2,282
Total revenues	2,368	1,749	6,329	3,952

Expenses
Owned and leased hotels	263	200	705	452
Depreciation and amortization	39	46	123	143
General and administrative	93	107	287	302
Other expenses	13	12	35	31
	408	365	1,150	928
Other expenses from managed and franchised properties	1,337	944	3,589	2,339
Total expenses	1,745	1,309	4,739	3,267

Loss on sale of assets, net	—	(8)	—	(8)

Operating income	623	432	1,590	677

Interest expense	(106)	(98)	(295)	(302)
Gain on foreign currency transactions	—	—	4	1
Loss on debt extinguishment	—	—	—	(69)
Other non-operating income, net	10	6	32	16

Income before income taxes	527	340	1,331	323

Income tax expense	(181)	(100)	(407)	(64)

Net income	346	240	924	259
Net loss attributable to noncontrolling interests	1	1	3	4
Net income attributable to Hilton stockholders	$347	$241	$927	$263

Earnings per share:
Basic	$1.27	$0.86	$3.35	$0.94
Diluted	$1.26	$0.86	$3.32	$0.94

Cash dividends declared per share	$0.15	$—	$0.30	$—

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$346	$240	$924	$259
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $12, $(2), $18 and $(4)	(22)	(5)	(47)	(26)
Pension liability adjustment, net of tax of $—(1), $(1), $(1) and $(2)	1	2	4	6
Cash flow hedge adjustment, net of tax of $(17), $—, $(46) and $(4)	50	—	137	11
Total other comprehensive income (loss)	29	(3)	94	(9)

Comprehensive income	375	237	1,018	250
Comprehensive loss attributable to noncontrolling interests	1	1	3	4
Comprehensive income attributable to Hilton stockholders	$376	$238	$1,021	$254
____________
(1)Amount was less than $1 million.

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Operating Activities:
Net income	$924	$259
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of contract acquisition costs	28	23
Depreciation and amortization expenses	123	143
Gain on foreign currency transactions	(4)	(1)
Share-based compensation expense	126	144
Deferred income taxes	54	6
Contract acquisition costs, net of refunds	(61)	(160)
Working capital changes and other	9	(436)
Net cash provided by (used in) operating activities	1,199	(22)
Investing Activities:
Capital expenditures for property and equipment	(19)	(17)
Issuance of other financing receivables	(46)	(3)
Undesignated derivative financial instruments	65	(13)
Capitalized software costs	(43)	(28)
Investments in unconsolidated affiliates	(53)	—
Other	(2)	27
Net cash used in investing activities	(98)	(34)
Financing Activities:
Borrowings	23	1,505
Repayment of debt	(35)	(3,221)
Debt issuance costs and redemption premium	—	(76)
Dividends paid	(82)	—
Repurchases of common stock	(1,092)	—
Share-based compensation tax withholdings	(56)	(48)
Proceeds from share-based compensation	16	26
Settlements of interest rate swap with financing component	(4)	—
Net cash used in financing activities	(1,230)	(1,814)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(21)	(6)
Net decrease in cash, restricted cash and cash equivalents	(150)	(1,876)
Cash, restricted cash and cash equivalents, beginning of period	1,512	3,263
Cash, restricted cash and cash equivalents, end of period	$1,362	$1,387

Supplemental Disclosures:
Cash paid during the period:
Interest	$264	$254
Income taxes, net of refunds	253	79

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts, and licensing its intellectual property ("IP"), including brand names, trademarks and service marks. As of September 30, 2022, we managed, franchised, owned or leased 7,061 hotels and resorts, including timeshare properties, totaling 1,111,147 rooms in 123 countries and territories.

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain disclosures normally included in annual financial statements presented in accordance with GAAP but that are not required for interim reporting purposes. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Additionally, interim results are not necessarily indicative of full year performance. In particular, the coronavirus ("COVID-19") pandemic (the "pandemic") had an adverse impact on certain of our results for the three and nine months ended September 30, 2022 and 2021; however, our results experienced significant recovery during the three and nine months ended September 30, 2022 when compared to prior year periods. As such, these interim periods, as well as upcoming periods, may not be comparable to periods prior to the onset of the pandemic or to other periods affected by the pandemic, and are not indicative of future performance. Management has made estimates and judgments in light of these circumstances. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. All material intercompany transactions have been eliminated in consolidation.

Note 2: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as components of current and long-term deferred revenues, during the nine months ended September 30, 2022:

(in millions)
Balance as of December 31, 2021	$1,166
Cash received in advance and not recognized as revenue	329
Revenue recognized(1)(2)	(380)
Other(3)	(64)
Balance as of September 30, 2022	$1,051
____________
(1)Primarily related to Hilton Honors, our guest loyalty program, including co-branded credit card arrangements.
(2)Revenue recognized during the three months ended September 30, 2022 was $139 million. Revenue recognized during the three and nine months ended September 30, 2022 included a net increase in revenue of $7 million and $4 million, respectively, for Hilton Honors points redeemed in prior periods, as a result of a change to the estimated breakage of Hilton Honors points for which point expirations have been temporarily suspended.
(3)Primarily represents changes in estimated transaction prices for our performance obligations related to the issuance of Hilton Honors points, which had no effect on revenues.

Performance Obligations

As of September 30, 2022, we had deferred revenues for unsatisfied performance obligations consisting of: (i) $352 million related to Hilton Honors that will be recognized as revenue over approximately the next two years; (ii) $669 million related to application, initiation and other fees; and (iii) $30 million related to other obligations. These performance obligations are recognized as revenue as discussed in Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Note 3: Consolidated Variable Interest Entities

As of September 30, 2022 and December 31, 2021, we consolidated two variable interest entities ("VIEs") that each lease one hotel property. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb losses and the right to receive benefits that could be significant to each of the VIEs individually. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities, and the liabilities of the consolidated VIEs are non-recourse to us.

Our condensed consolidated balance sheets include the assets and liabilities of these entities, which primarily comprised the following:

	September 30,	December 31,
	2022	2021
	(in millions)
Cash and cash equivalents	$20	$18
Property and equipment, net	42	60
Deferred income tax assets	49	62
Other non-current assets	49	62
Accounts payable, accrued expenses and other	15	15
Long-term debt(1)	145	179
Other long-term liabilities	14	16
____________
(1)Includes finance lease liabilities of $109 million and $153 million as of September 30, 2022 and December 31, 2021, respectively.

During the nine months ended September 30, 2022, our consolidated VIEs borrowed a net 2.7 billion JPY (equivalent to $19 million as of September 30, 2022), with a weighted average interest rate of 1.22 percent as of September 30, 2022 and maturity dates ranging from May 2023 to February 2029; these borrowings are included in current maturities of long-term debt and long-term debt in our condensed consolidated balance sheet as of September 30, 2022.

As of December 31, 2021, one of our consolidated VIEs had drawn 500 million JPY (equivalent to $4 million as of December 31, 2021) under a revolving credit facility, which was fully repaid by July 2022.

Note 4: Finite-Lived Intangible Assets

Our finite-lived intangible assets consist of management and franchise contracts and other intangible assets. Management and franchise contracts, net were as follows:

	September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management contracts recorded at Merger(1)	$283	$(265)	$18
Contract acquisition costs	936	(195)	741
Development commissions and other	145	(30)	115
	$1,364	$(490)	$874

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management contracts recorded at Merger(1)	$310	$(275)	$35
Contract acquisition costs	780	(170)	610
Development commissions and other	140	(27)	113
	$1,230	$(472)	$758
____________
(1)Represents intangible assets that were initially recorded at fair value as part of the 2007 transaction whereby we became a wholly owned subsidiary of affiliates of Blackstone Inc. (the "Merger").

Amortization of our finite-lived intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Recognized in depreciation and amortization expenses(1)	$27	$32	$88	$103
Recognized as a reduction of franchise and licensing fees and base and other management fees	10	9	28	23
____________
(1)Includes amortization expense associated with assets that were initially recorded at fair value at the time of the Merger of $11 million for both the three months ended September 30, 2022 and 2021 and $34 million and $35 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 5: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of September 30, 2022, were as follows:

	September 30,	December 31,
	2022	2021
	(in millions)
Senior secured term loan facility with a rate of 4.83%, due 2026	$2,619	$2,619
Senior notes with a rate of 5.375%, due 2025(1)	500	500
Senior notes with a rate of 4.875%, due 2027(1)	600	600
Senior notes with a rate of 5.750%, due 2028(1)	500	500
Senior notes with a rate of 3.750%, due 2029(1)	800	800
Senior notes with a rate of 4.875%, due 2030(1)	1,000	1,000
Senior notes with a rate of 4.000%, due 2031(1)	1,100	1,100
Senior notes with a rate of 3.625%, due 2032(1)	1,500	1,500
Finance lease liabilities with a weighted average rate of 5.85%, due 2022 to 2030	153	208
Other debt of consolidated VIEs with a weighted average rate of 1.21%, due 2023 to 2029(2)	36	26
	8,808	8,853
Less: unamortized deferred financing costs and discount	(77)	(87)
Less: current maturities of long-term debt(3)	(39)	(54)
	$8,692	$8,712
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
(3)Represents current maturities of finance lease liabilities and borrowings of a consolidated VIE.

Our senior secured credit facilities consist of a $1.75 billion senior secured revolving credit facility (the "Revolving Credit Facility") and a senior secured term loan facility (the "Term Loan"). The obligations of our senior secured credit facilities are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic restricted subsidiaries. As of September 30, 2022, we had $60 million of letters of credit outstanding under the Revolving Credit Facility, resulting in an available borrowing capacity of $1,690 million.

Note 6: Fair Value Measurements

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	September 30, 2022
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$499	$—	$499	$—
Interest rate swap(1)	116	—	116	—
Liabilities:
Long-term debt(2)	8,542	5,086	—	2,551

	December 31, 2021
		Hierarchy Level
	Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$622	$—	$622	$—
Liabilities:
Long-term debt(2)	8,532	6,180	—	2,599
Interest rate swaps(1)	41	—	41	—
____________
(1)Interest rate swaps are included in other non-current assets or other long-term liabilities in our condensed consolidated balance sheets depending on their value to us as of the balance sheet date. During the nine months ended September 30, 2022, one of the interest rate swaps that was outstanding as of December 31, 2021 matured. The remaining interest rate swap outstanding as of September 30, 2022 will mature in March 2026.
(2)The carrying values include the deduction for unamortized deferred financing costs and any applicable discounts. The carrying values and fair values exclude finance lease liabilities and other debt of consolidated VIEs.

We measure our interest rate swaps at fair value, which was determined using a discounted cash flow analysis that reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs of similar instruments, including interest rate curves, as applicable.

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of September 30, 2022 and December 31, 2021.

Note 7: Income Taxes

At the end of each quarter, we estimate the effective income tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of income (loss) before income taxes, which is subject to federal, state, local and foreign income taxes.

In August 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law in the U.S. We do not expect the IRA to have a material impact on our consolidated financial statements, including our annual estimated effective tax rate.

Note 8: Share-Based Compensation

We recognized share-based compensation expense of $42 million and $52 million during the three months ended September 30, 2022 and 2021, respectively, and $126 million and $144 million during the nine months ended September 30, 2022 and 2021, respectively, which included amounts reimbursed by hotel owners.

Our share-based compensation primarily consists of awards that we grant to eligible employees under the Hilton 2017 Omnibus Incentive Plan (the "2017 Plan") and includes time-vesting restricted stock units ("RSUs"), nonqualified stock options

("options") and performance-vesting RSUs ("performance shares"). As of September 30, 2022, unrecognized compensation costs for unvested awards under the 2017 Plan were approximately $141 million, which are expected to be recognized over a weighted-average period of 1.7 years on a straight-line basis.

RSUs

During the nine months ended September 30, 2022, we granted 507,000 RSUs with a weighted average grant date fair value per share of $150.58, which vest in equal annual installments over two or three years from the date of grant.

Options

During the nine months ended September 30, 2022, we granted 318,000 options with an exercise price per share of $150.67, which vest in equal annual installments over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The grant date fair value per share of the options granted during the nine months ended September 30, 2022 was $51.15, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility(1)	33.28%
Dividend yield(2)	0.41%
Risk-free rate(3)	1.93%
Expected term (in years)(4)	6.0
____________
(1)Estimated using a blended approach of historical and implied volatility. Historical volatility is based on the historical movement of Hilton's stock price for a look back period that corresponds to the expected term of the option.
(2)Estimated based on the expectation, at the date of grant, of the resumption of a quarterly $0.15 per share dividend, as well as our three-month average stock price.
(3)Based on the yields of U.S. Department of Treasury instruments with similar expected terms at the date of grant.
(4)Estimated using the midpoint of the vesting period and the contractual term of the options.

Performance Shares

During the nine months ended September 30, 2022, we granted 216,000 performance shares with a grant date fair value per share of $150.67. We recognize compensation expense based on the total number of performance shares that are expected to vest as determined by the projected achievement of each of the performance measures, which are estimated each reporting period and range from zero percent to 200 percent, with 100 percent being the target. As of September 30, 2022, we determined that all of the performance measures for the outstanding performance shares were probable of achievement, with the average of the achievement factors estimated to be between the target and maximum achievement percentages for the performance shares granted in 2020 and 2021 and at target for the performance shares granted in 2022.

Note 9: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$347	$241	$927	$263
Denominator:
Weighted average shares outstanding	273	279	277	278
Basic EPS	$1.27	$0.86	$3.35	$0.94

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$347	$241	$927	$263
Denominator:
Weighted average shares outstanding(1)	275	281	279	281
Diluted EPS	$1.26	$0.86	$3.32	$0.94
____________
(1)Certain shares related to share-based compensation were excluded from the calculations of diluted EPS because their effect would have been anti-dilutive under the treasury stock method, including 1 million shares for both the three and nine months ended September 30, 2022, and less than 1 million shares for both the three and nine months ended September 30, 2021.

Note 10: Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss

The following tables present the changes in the components of stockholders' equity (deficit):

	Three Months Ended September 30, 2022
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of June 30, 2022	275.5	$3	$(5,048)	$10,753	$(5,783)	$(714)	$—	$(789)
Net income (loss)	—	—	—	—	347	—	(1)	346
Other comprehensive income	—	—	—	—	—	29	—	29
Dividends(1)	—	—	—	—	(41)	—	—	(41)
Repurchases of common stock(2)	(4.0)	—	(497)	—	—	—	—	(497)
Share-based compensation	—	—	—	38	—	—	—	38
Balance as of September 30, 2022	271.5	$3	$(5,545)	$10,791	$(5,477)	$(685)	$(1)	$(914)

	Three Months Ended September 30, 2021
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of June 30, 2021	278.7	$3	$(4,447)	$10,603	$(6,710)	$(866)	$1	$(1,416)
Net income (loss)	—	—	—	—	241	—	(1)	240
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)
Share-based compensation	—	—	—	51	—	—	—	51
Balance as of September 30, 2021	278.7	$3	$(4,447)	$10,654	$(6,469)	$(869)	$—	$(1,128)

	Nine Months Ended September 30, 2022
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2021	279.1	$3	$(4,443)	$10,720	$(6,322)	$(779)	$2	$(819)
Net income (loss)	—	—	—	—	927	—	(3)	924
Other comprehensive income	—	—	—	—	—	94	—	94
Dividends(1)	—	—	—	—	(82)	—	—	(82)
Repurchases of common stock(2)	(8.5)	—	(1,107)	—	—	—	—	(1,107)
Share-based compensation	0.9	—	5	71	—	—	—	76
Balance as of September 30, 2022	271.5	$3	$(5,545)	$10,791	$(5,477)	$(685)	$(1)	$(914)

	Nine Months Ended September 30, 2021
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2020	277.6	$3	$(4,453)	$10,552	$(6,732)	$(860)	$4	$(1,486)
Net income (loss)	—	—	—	—	263	—	(4)	259
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
Share-based compensation	1.1	—	6	102	—	—	—	108
Balance as of September 30, 2021	278.7	$3	$(4,447)	$10,654	$(6,469)	$(869)	$—	$(1,128)
____________
(1)During the three months ended June 30, 2022, we resumed payment of regular quarterly cash dividends.
(2)During the three months ended March 31, 2022, we resumed share repurchases under our previously authorized stock repurchase program.

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2021	$(540)	$(210)	$(29)	$(779)
Other comprehensive income (loss) before reclassifications	(48)	(2)	121	71
Amounts reclassified from accumulated other comprehensive loss	1	6	16	23
Net current period other comprehensive income (loss)	(47)	4	137	94
Balance as of September 30, 2022	$(587)	$(206)	$108	$(685)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2020	$(511)	$(289)	$(60)	$(860)
Other comprehensive loss before reclassifications	(32)	(2)	(4)	(38)
Amounts reclassified from accumulated other comprehensive loss	6	8	15	29
Net current period other comprehensive income (loss)	(26)	6	11	(9)
Balance as of September 30, 2021	$(537)	$(283)	$(49)	$(869)
____________
(1)Includes net investment hedge gains and intra-entity foreign currency transactions that are of a long-term investment nature. Amounts reclassified during the nine months ended September 30, 2022 and 2021 relate to the liquidation of investments in foreign entities and were recognized in gain on foreign currency transactions and loss on sale of assets, net, respectively, in our condensed consolidated statements of operations.
(2)Amounts reclassified relate to the amortization of prior service cost and amortization of net loss and were recognized in other non-operating income, net in our condensed consolidated statements of operations.
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

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels that license our IP and where we provide other contracted services to third-party owners, but the day-to-day services of the hotels are operated or managed by someone other than us. This segment generates its revenue from: (i) management and franchise fees charged to third-party owners; (ii) licensing fees from Hilton Grand Vacations Inc. ("HGV") and strategic partnerships, including co-branded credit card arrangements, for the right to use our IP; and (iii) fees for managing hotels in our ownership segment. As of September 30, 2022, this segment included 759 managed hotels and 6,175 franchised hotels consisting of 1,080,454 total rooms.

As of September 30, 2022, our ownership segment included 54 properties totaling 18,151 rooms. The segment comprised 46 hotels that we leased, one hotel owned by a consolidated non-wholly owned entity, two hotels that were each leased by a consolidated VIE and five hotels owned or leased by unconsolidated affiliates. As a result of the pandemic, the operations of approximately 15 hotels in our ownership segment were suspended for some period of time during the nine months ended September 30, 2021, while no hotels in our ownership segment suspended operations as a result of the pandemic during the nine months ended September 30, 2022.

The performance of our operating segments is evaluated primarily on operating income (loss), without allocating amortization of contract acquisition costs, other revenues and other expenses, other revenues and other expenses from managed and franchised properties, depreciation and amortization expenses or general and administrative expenses.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Franchise and licensing fees	$578	$455	$1,544	$1,072
Base and other management fees(1)	88	57	235	135
Incentive management fees	52	26	132	60
Management and franchise	718	538	1,911	1,267
Ownership	295	199	727	376
Segment revenues	1,013	737	2,638	1,643
Amortization of contract acquisition costs	(10)	(9)	(28)	(23)
Other revenues	28	18	71	56
Direct reimbursements from managed and franchised properties(2)	643	446	1,764	998
Indirect reimbursements from managed and franchised properties(2)	701	560	1,898	1,284
Intersegment fees elimination(1)	(7)	(3)	(14)	(6)
Total revenues	$2,368	$1,749	$6,329	$3,952
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.
(2)Included in other revenues from managed and franchised properties in our condensed consolidated statements of operations.

The following table presents operating income (loss) for each of our reportable segments, reconciled to consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Management and franchise(1)	$718	$538	$1,911	$1,267
Ownership(1)	25	(4)	8	(82)
Segment operating income	743	534	1,919	1,185
Amortization of contract acquisition costs	(10)	(9)	(28)	(23)
Other revenues, less other expenses	15	6	36	25
Net other revenues (expenses) from managed and franchised properties	7	62	73	(57)
Depreciation and amortization expenses	(39)	(46)	(123)	(143)
General and administrative expenses	(93)	(107)	(287)	(302)
Loss on sale of assets, net	—	(8)	—	(8)
Operating income	623	432	1,590	677
Interest expense	(106)	(98)	(295)	(302)
Gain on foreign currency transactions	—	—	4	1
Loss on debt extinguishment	—	—	—	(69)
Other non-operating income, net	10	6	32	16
Income before income taxes	$527	$340	$1,331	$323
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

Note 12: Commitments and Contingencies

We provide performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees do not require us to fund shortfalls, but allow for termination of the contract, if specified operating performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls, creating variable interests in the ownership entities of the hotels, of which we are not the primary beneficiary. As of September 30, 2022, we had performance guarantees with expirations ranging from 2025 to 2043 and potential cash outlays totaling $8 million. Our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee for that particular hotel.

As of September 30, 2022, we had extended debt guarantees and letters of credit with expirations ranging from 2023 to 2031 and potential cash outlays totaling $124 million to owners of certain hotels that we will in the future or do currently manage or franchise.

We receive fees from managed and franchised properties that we are contractually required to use to operate our marketing, sales and brands programs on behalf of our hotel owners. If we collect amounts in excess of amounts expended, we have a commitment to spend these amounts on the related programs. As of September 30, 2022, amounts collected on behalf of these programs exceeded the amounts expended, and, as of December 31, 2021, amounts expended on behalf of these programs exceeded the amounts collected.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2022 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the recovery of the travel and hospitality industry from the pandemic, the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry, macroeconomic factors beyond our control, such as inflation, changes in interest rates and challenges due to labor shortages and supply chain disruptions, risks related to the impact of the pandemic, including as a result of new strains and variants of the virus and uncertainty of the acceptance and continued effectiveness of the COVID-19 vaccines, competition for hotel guests and management and franchise contracts, risks related to doing business with third-party hotel owners, performance of our information technology systems, growth of reservation channels outside of our system, risks of doing business outside of the U.S., risks associated with the Russian invasion of Ukraine and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and under "Part II—Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

Our Business

Hilton is one of the largest hospitality companies in the world, with 7,061 properties comprising 1,111,147 rooms in 123 countries and territories as of September 30, 2022. Our premier brand portfolio includes: our luxury hotel brands, Waldorf Astoria Hotels & Resorts, LXR Hotels & Resorts and Conrad Hotels & Resorts; our emerging lifestyle hotel brands, Canopy by Hilton, Tempo by Hilton and Motto by Hilton; our full service hotel brands, Signia by Hilton, Hilton Hotels & Resorts, Curio Collection by Hilton, DoubleTree by Hilton and Tapestry Collection by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton and Tru by Hilton; our all-suites hotel brands, Embassy Suites by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; and our timeshare brand, Hilton Grand Vacations. As of September 30, 2022, we had 146 million members in our award-winning guest loyalty program, Hilton Honors, a 19 percent increase from September 30, 2021.

Segments and Regions

We analyze our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments that are based on similar products and services: (i) management and franchise and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our IP. This segment generates its revenue from: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from HGV and strategic partnerships, including co-branded credit card arrangements, for the right to use our IP; and (iii) fees for managing hotels in our ownership segment. As a manager of hotels, we typically are responsible for supervising or operating the hotel in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services, while a third party manages or operates such franchised hotels. The ownership segment primarily derives revenues from providing nightly hotel room sales, food and beverage sales and other services at our consolidated owned and leased hotels.

Geographically, we conduct business through three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central

America, including all Caribbean nations. Although the U.S., which represented 69 percent of our system-wide hotel rooms as of September 30, 2022, is included in the Americas region, it is often analyzed separately and apart from the Americas region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

System Growth and Development Pipeline

Our strategic objectives include the continued expansion of our global hotel network, as well as of our fee-based business. As we enter into new management and franchise contracts, we expand our business with minimal or no capital investment by us as the manager or franchisor, since the capital required to build and maintain hotels is typically provided by the third-party owner of the hotel with whom we contract to provide management services or license our IP. Prior to approving the addition of new hotels to our management and franchise development pipeline, we evaluate the economic viability of the hotel based on its geographic location, the credit quality of the third-party owner and other factors. By increasing the number of management and franchise contracts with third-party owners, over time we expect to increase revenues, overall return on invested capital and cash available to support our business needs; see further discussion on our cash management policy in "—Liquidity and Capital Resources." While these objectives have not changed as a result of the pandemic, the current economic environment has posed certain challenges to the execution of our strategy, which have included and may continue to include delays in openings and new development.

We are focused on the growth of our business by expanding our global hotel network through our development pipeline, which represents hotels that we expect to add to our system in the future. The following table summarizes our development activity:

	As of and for the
	Nine Months Ended
	September 30, 2022
	Hotels	Rooms(1)
Hotel system
Openings	247	40,500
Net additions(2)	211	33,200

Development pipeline(3)
Additions	509	65,700
Count as of period end(4)	2,812	415,700
____________
(1)Rounded to the nearest hundred.
(2)Represents room additions, net of rooms removed from our system, during the period. Contributed to net unit growth from September 30, 2021 of 4.5 percent.
(3)Hotels in our system are under development throughout 112 countries and territories, including 29 countries and territories where we do not currently have any existing hotels.
(4)In our development pipeline, as of September 30, 2022, 204,200 of the rooms were under construction and 242,600 of the rooms were located outside of the U.S. Nearly all of the rooms in our development pipeline are within our management and franchise segment. We do not consider any individual development project to be material to us.

Recent Developments

COVID-19 Pandemic

The pandemic significantly impacted the global economy and strained the hospitality industry beginning in 2020. Since the beginning of the pandemic, the pervasiveness and severity of travel restrictions and stay-at-home directives varied by country and state; however, as of September 30, 2022, most of the countries we operate in had completely lifted or eased restrictions. While the pandemic negatively affected certain of our results for the three and nine months ended September 30, 2022 and 2021, we have experienced strong signs of economic recovery since early 2021 with comparable system-wide RevPAR in the third quarter of 2022 exceeding levels of performance achieved in the same period in 2019. Although all periods were impacted by the pandemic, none of these periods are considered comparable, and no periods affected by the pandemic are expected to be comparable to future periods. The continued spreading of COVID-19 and its related variants could result in travel and other restrictions being reinstated or demand for our hotel properties being reduced in the affected areas in the future, yielding negative effects on our operations.

Russian Invasion of Ukraine

In February 2022, Russia commenced a military invasion of Ukraine. While this has affected our operations in Ukraine and Russia, our financial results for the nine months ended September 30, 2022 were not materially affected by this conflict, as hotels in these countries represented less than 1 percent of our total managed and franchised hotels as of September 30, 2022 and, for all periods presented and the year ended December 31, 2021, contributed less than 1 percent of total management and franchise fee revenues. We continue to prioritize the safety and security of our employees and the guests of these hotels and, in March 2022, we took the following actions in response to this crisis:

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

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results were not available. Of the 6,988 hotels in our system as of September 30, 2022, 5,847 hotels were classified as comparable hotels. Our 1,141 non-comparable hotels as of September 30, 2022 included 260 hotels, or less than four percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they have sustained substantial property damage, business interruption, undergone large-scale capital projects or comparable results were otherwise not available.

When considering business interruption in the context of our definition of comparable hotels, no hotel that had completely or partially suspended operations on a temporary basis at any time as a result of the pandemic was excluded from the definition of comparable hotels on that basis alone. Despite these temporary suspensions of hotel operations, we believe that including these hotels within our hotel operating statistics of occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR"), if they would have otherwise been included, reflects the underlying results of our business for the three and nine months ended September 30, 2022 and 2021.

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

References to occupancy, ADR and RevPAR are presented on a comparable basis, based on the comparable hotels as of September 30, 2022, and references to ADR and RevPAR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three and nine months ended September 30, 2022 and 2021 or 2019, use the foreign currency exchange rates used to translate the results of the Company's foreign operations within its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022, respectively.

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

We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) these measures are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions and (ii) these measures are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry. Additionally, these measures exclude certain items that can vary widely across different industries and among competitors within our industry. For instance, interest expense and income taxes are dependent on company specifics, including, among other things, capital structure and operating jurisdictions, respectively, and, therefore, could vary significantly across companies. Depreciation and amortization expenses, as well as amortization of contract acquisition costs, are dependent upon company policies, including the method of acquiring and depreciating assets and the useful lives that are used for accounting purposes. For Adjusted EBITDA, we also exclude items such as: (i) FF&E replacement reserves for leased hotels to be consistent with the treatment of capital expenditures for property and equipment, where depreciation of such capitalized assets is reported within depreciation and amortization expenses; (ii) share-based compensation, as this could vary widely among companies due to the different plans in place and the usage of them; (iii) the net effect of our cost reimbursement revenues and reimbursed expenses, as we contractually do not operate the related programs to generate a profit over the terms of the respective contracts; and (iv) other items, such as amounts related to debt restructurings and debt retirements and reorganization and related severance costs, that are not core to our operations and are not reflective of our operating performance.

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

Results of Operations

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Change		Nine Months Ended	Change
	September 30, 2022	2022 vs. 2021		September 30, 2022	2022 vs. 2021
U.S.
Occupancy	74.5%	6.0%	pts.	70.5%	10.3%	pts.
ADR	$163.32	12.1%		$157.50	22.1%
RevPAR	$121.71	22.0%		$111.09	42.9%

Americas (excluding U.S.)
Occupancy	71.4%	17.6%	pts.	63.0%	23.1%	pts.
ADR	$147.08	31.2%		$138.05	31.4%
RevPAR	$104.99	74.2%		$87.04	107.7%

Europe
Occupancy	77.4%	18.5%	pts.	65.9%	29.4%	pts.
ADR	$159.10	45.9%		$147.18	51.5%
RevPAR	$123.15	91.7%		$97.02	173.2%

MEA
Occupancy	63.9%	11.7%	pts.	63.9%	17.2%	pts.
ADR	$128.39	18.7%		$146.86	28.3%
RevPAR	$82.10	45.2%		$93.83	75.5%

Asia Pacific
Occupancy	63.6%	13.7%	pts.	52.3%	2.5%	pts.
ADR	$104.50	14.9%		$102.22	11.3%
RevPAR	$66.46	46.3%		$53.46	16.8%

System-wide
Occupancy	73.2%	8.7%	pts.	67.6%	11.9%	pts.
ADR	$155.86	14.5%		$150.86	23.2%
RevPAR	$114.04	29.9%		$102.02	49.6%

We experienced significant improvement in our results during the three and nine months ended September 30, 2022 compared to the same periods in 2021 with the continued recovery of the travel and hospitality industry from the pandemic and the rebound of cross-border international travel. All regions showed improvement in RevPAR, occupancy and ADR during the three and nine months ended September 30, 2022 as compared to the same periods in 2021. Although ADR was the primary driver of the increase in RevPAR during the periods, the occupancy increase experienced during the United States summer months continued beyond the Labor Day holiday, demonstrating continued recovery in business transient and group meeting travel, in addition to sustained leisure demand.

The three months ended September 30, 2022 was the first period, since the beginning of the pandemic, that system-wide RevPAR on a comparable and currency neutral basis exceeded system-wide RevPAR for the same period in 2019. For the three months ended September 30, 2022, as compared to the same period in 2019 on a comparable and currency neutral basis, our system-wide RevPAR was up 5.0 percent due to an increase in ADR of 10.9 percent, partially offset by a decrease in occupancy of 4.1 percentage points. For the nine months ended September 30, 2022, as compared to the same period in 2019 on a comparable and currency neutral basis, RevPAR was down 4.0 percent due to a decrease in occupancy of 7.2 percentage points, partially offset by an increase in ADR of 6.2 percent. All regions showed improvement in ADR during both the three and nine months ended September 30, 2022 when compared to the same periods in 2019 with the exception of Asia Pacific as a result of continued lockdowns in China limiting demand.

The table below provides a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Net income	$346	$240	$924	$259
Interest expense	106	98	295	302
Income tax expense	181	100	407	64
Depreciation and amortization expenses	39	46	123	143
EBITDA	672	484	1,749	768
Loss on sale of assets, net	—	8	—	8
Gain on foreign currency transactions	—	—	(4)	(1)
Loss on debt extinguishment	—	—	—	69
FF&E replacement reserves	13	15	40	30
Share-based compensation expense	42	52	126	144
Amortization of contract acquisition costs	10	9	28	23
Net other expenses (revenues) from managed and franchised properties	(7)	(62)	(73)	57
Other adjustments(1)	2	13	(7)	19
Adjusted EBITDA	$732	$519	$1,859	$1,117
____________
(1)Amount for the nine months ended September 30, 2022 primarily includes a gain related to investments in unconsolidated affiliates. Amounts for the three and nine months ended September 30, 2021 include costs recognized for certain legal settlements. All periods include severance and other items.

Revenues

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(in millions)			(in millions)
Franchise and licensing fees	$573	$451	27.1	$1,531	$1,062	44.2

Base and other management fees	$76	$49	55.1	$206	$116	77.6
Incentive management fees	52	26	100.0	132	60	NM(1)
Total management fees	$128	$75	70.7	$338	$176	92.0
____________
(1)Fluctuation in terms of percentage change is not meaningful.

During the three and nine months ended September 30, 2022, revenue recognized from fees increased primarily as a result of improved demand for travel and tourism, including the ability and desire of our customers to travel, due to the ongoing recovery that began in early 2021 from the negative impacts of the pandemic.

Accordingly, on a comparable basis, franchise and management fees increased for the three months ended September 30, 2022 as a result of increases in RevPAR of 21.7 percent and 62.2 percent at our comparable franchised and managed properties, respectively. These increases in RevPAR at our comparable franchised and managed properties were the result of increased occupancy of 6.0 percentage points and 16.9 percentage points, respectively, and increased ADR of 11.9 percent and 21.4 percent, respectively. For the nine months ended September 30, 2022, on a comparable basis, franchise and management fees increased as a result of increases in RevPAR of 40.7 percent and 82.5 percent at our comparable franchised and managed properties, respectively. These increases in RevPAR at our comparable franchised and managed properties were the result of increased occupancy of 10.2 percentage points and 16.8 percentage points, respectively, and increased ADR of 20.3 percent and 30.9 percent, respectively.

Further, as new hotels are part of our system for full periods, we expect such hotels to increase our franchise and management fees during the periods. Including new development and ownership type transfers, from January 1, 2021 to September 30, 2022, we added over 570 managed and franchised properties on a net basis, providing an additional 89,600 rooms to our management and franchise segment, which also contributed to the increases in franchise and management fees.

Additionally, licensing fees increased $32 million and $103 million during the three and nine months ended September 30, 2022, respectively, primarily due to increases in fees from: (i) our strategic partnerships, which resulted from new cardholder acquisitions and increased cardholder spend under our co-branded credit card arrangements, and (ii) HGV, which resulted from increased timeshare revenues, both driven by the rise in travel and tourism, as well as increased overall consumer spending.

Incentive management fees increased during the periods as they are based on hotels' operating profits, which have improved from the prior year as a result of increased demand in line with the recovery from the pandemic and flow through of improved topline results to managed hotel profits.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(in millions)			(in millions)
Owned and leased hotel revenues	$295	$199	48.2	$727	$376	93.4

The increase in owned and leased hotel revenues during the three months ended September 30, 2022 was primarily due to a $128 million increase, on a currency neutral basis, from our comparable owned and leased hotels, which was partially offset by a $32 million decrease as a result of unfavorable fluctuations in foreign currency exchange rates. The currency neutral increase in revenues from our comparable owned and leased hotels was the result of increased RevPAR of 121.3 percent, due to increases in occupancy of 27.4 percentage points and ADR of 36.6 percent, reflective of the ongoing recovery that began in 2021 from the pandemic and has been particularly strong during 2022 in Europe where the majority of our owned and leased properties are located. Revenues from our non-comparable owned and leased hotels were flat on a currency neutral basis as the increase in revenues that resulted from increased RevPAR at these hotels was offset by a $15 million decrease from properties which were sold or for which the lease agreements were terminated during 2021.

The increase in owned and leased hotel revenues during the nine months ended September 30, 2022 included increases of $384 million and $20 million, on a currency neutral basis, from our comparable and non-comparable owned and leased hotels, respectively, which were partially offset by a $53 million decrease as a result of unfavorable fluctuations in foreign currency exchange rates. The currency neutral increase in revenues from our comparable owned and leased hotels was primarily the result of increased RevPAR of 207.3 percent, due to increases in occupancy of 31.9 percentage points and ADR of 40.6 percent, reflective of the ongoing recovery from the pandemic, and was net of a $29 million decrease in COVID-19 relief subsidies from international governments. The currency neutral increase in revenues from our non-comparable owned and leased hotels, which also benefited from an increase in RevPAR, was partially offset by a $25 million decrease from properties which were sold or for which the lease agreements were terminated during 2021.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(in millions)			(in millions)
Other revenues	$28	$18	55.6	$71	$56	26.8

The increases in other revenues were primarily due to increased revenues from our purchasing operations related to improved hotel demand resulting from the rise in travel and tourism during both the three and nine months ended September 30, 2022.

Operating Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(in millions)			(in millions)
Owned and leased hotel expenses	$263	$200	31.5	$705	$452	56.0

The increase in owned and leased hotel expenses during the three months ended September 30, 2022 was primarily due to a $94 million increase, on a currency neutral basis, from our comparable owned and leased hotels, which was partially offset by a $31 million decrease as a result of favorable fluctuations in foreign currency exchange rates, while expenses from our non-comparable owned and leased hotels were flat on a net basis. The increase in owned and leased hotel expenses during the nine months ended September 30, 2022 included $294 million and $15 million of increases, on a currency neutral basis, from our comparable and non-comparable owned and leased hotels, respectively, which were partially offset by a $56 million decrease as a result of favorable fluctuations in foreign currency exchange rates. The currency neutral increases in expenses from our non-comparable owned and leased hotels during the three and nine months ended September 30, 2022 were net of $10 million and $21 million currency neutral decreases, respectively, from properties which were sold or for which the lease agreements were terminated during 2021.

Our owned and leased hotels had currency neutral increases in certain operating expenses as a result of increased occupancy during the three and nine months ended September 30, 2022, including variable rent costs, which are generally based on a percentage of hotel revenues or profits, which increased in line with the recovery from the pandemic, as well as increased expenses related to FF&E replacement reserves, which are generally computed as a percentage of hotel revenues.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(in millions)			(in millions)
Depreciation and amortization expenses	$39	$46	(15.2)	$123	$143	(14.0)
General and administrative expenses	93	107	(13.1)	287	302	(5.0)
Other expenses	13	12	8.3	35	31	12.9

The decreases in depreciation and amortization expenses were primarily due to decreases in amortization expense, driven by the full amortization of certain software project costs between the periods.

The decreases in general and administrative expenses were primarily due to continued cost control, as well as costs recognized during the three and nine months ended September 30, 2021 for certain legal settlements, for which no such expenses were recognized during 2022.

The increases in other expenses were primarily due to higher volume in our purchasing operations related to improved hotel demand.

Non-operating Income and Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(in millions)			(in millions)
Interest expense	$(106)	$(98)	8.2	$(295)	$(302)	(2.3)
Gain on foreign currency transactions	—	—	NM(1)	4	1	NM(1)
Loss on debt extinguishment	—	—	NM(1)	—	(69)	(100.0)
Other non-operating income, net	10	6	66.7	32	16	100.0
Income tax expense	(181)	(100)	81.0	(407)	(64)	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The changes in interest expense during the three and nine months ended September 30, 2022 included increases related to the interest rate increase on the variable rate Term Loan during the periods, as well as the amortization of previously dedesignated interest rate swaps. Additionally, the decrease for the nine months ended September 30, 2022 included a decrease related to our Revolving Credit Facility, which was partially drawn during the nine months ended September 30, 2021, but was fully repaid as of June 30, 2021, as well a decrease resulting from the February 2021 issuance of new senior unsecured notes and the use of such proceeds for the redemption of previously outstanding senior unsecured notes, which reduced the weighted average interest rate on our outstanding senior unsecured notes. See Note 5: "Debt" in our unaudited condensed consolidated financial statements for additional information on the interest rates on our indebtedness.

The gains and losses on foreign currency transactions primarily included the impact of changes in foreign currency exchange rates on certain intercompany financing arrangements, including short-term cross-currency intercompany loans, and other transactions denominated in foreign currencies.

Loss on debt extinguishment related to the February 2021 redemption of senior unsecured notes and included a redemption premium of $55 million and the accelerated recognition of unamortized deferred financing costs on those senior unsecured notes of $14 million.

Other non-operating income, net consists of interest income, equity in earnings (losses) from unconsolidated affiliates, certain components of net periodic pension cost or credit related to our employee defined benefit pension plans and other non-operating gains and losses. Other non-operating income, net for the nine months ended September 30, 2022 included an $11 million gain resulting from the remeasurement of certain investments in unconsolidated affiliates.

The increases in income tax expense during the three and nine months ended September 30, 2022 were primarily attributable to the increases in income before income taxes, as well as losses in certain foreign entities where we do not expect to recognize a tax benefit. Further, during the nine months ended September 30, 2021, we recognized benefits as a result of the change in tax rate implemented as part of the United Kingdom's Finance Act 2021.

Segment Results

Refer to Note 11: "Business Segments" in our unaudited condensed consolidated financial statements for reconciliations of revenues for our reportable segments to consolidated total revenues and of segment operating income to consolidated income before income taxes.

Refer to "—Revenues" for further discussion of the increases in revenues from our managed and franchised properties, which are correlated to our management and franchise segment revenues and segment operating income. Refer to "—Revenues" and "—Operating Expenses" for further discussion of the increases in revenues and operating expenses at our owned and leased hotels, which are correlated with our ownership segment revenues and segment operating income.

Liquidity and Capital Resources

Overview

As of September 30, 2022, we had total cash and cash equivalents of $1,362 million, including $80 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents is related to cash collateral and cash held for FF&E reserves.

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

In March 2022, we resumed share repurchases, which we had previously suspended in an effort to preserve cash during the pandemic. Since they were resumed, as of September 30, 2022, we had repurchased approximately 8.5 million shares of our common stock for $1,107 million. As of September 30, 2022, approximately $1.1 billion remained available for share repurchases under our $5.5 billion stock repurchase program. In June 2022, we resumed payment of regular quarterly cash dividends, which we had also previously suspended in an effort to preserve cash during the pandemic.

In circumstances where we have the opportunity to support our strategic objective of growing our global hotel network, we may provide performance or debt guarantees or loan commitments, as necessary, for hotels that we currently or plan to manage or franchise, as applicable, as well as letters of credit that support hotel financing or other obligations of hotel owners. See Note 12: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information on our commitments that were outstanding as of September 30, 2022.

We have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases. Within the framework of our investment policy, we currently intend to continue to finance our business activities primarily with cash on our balance sheet as of September 30, 2022, cash generated from our operations and, as needed, the use of the available capacity of our Revolving Credit Facility. Additionally, we have continued access to debt markets and expect to be able to obtain financing as a source of liquidity as required and to extend maturities of existing borrowings, if necessary.

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

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Nine Months Ended		Percent
	September 30,		Change
	2022	2021	2022 vs. 2021
	(in millions)
Net cash provided by (used in) operating activities	$1,199	$(22)	NM(1)
Net cash used in investing activities	(98)	(34)	NM(1)
Net cash used in financing activities	(1,230)	(1,814)	(32.2)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

Operating Activities

As we recover from the negative impacts of the pandemic and our system-wide RevPAR increases, we are returning to a position where cash flows are being generated from our operations, which for the nine months ended September 30, 2022 was primarily due to the increase in cash inflows generated from our management and franchise segment, largely as a result of the increase in RevPAR at our comparable managed and franchised properties of 48.1 percent. Additionally, there was a $99 million decrease in payments of contract acquisition costs based on the timing of certain strategic hotel developments supporting our net unit growth. The increase in cash provided by operating activities was partially offset by a $174 million increase in cash paid for income taxes.

In April 2020, we pre-sold Hilton Honors points to American Express and, before the end of the second quarter of 2022, all of those points had been used by American Express. As such, American Express resumed purchasing Hilton Honors points with cash in connection with a co-branded credit card arrangement with them, which also contributed to the increase in our operating cash flows during the period. We expect American Express to continue to purchase points with cash under the co-branded credit card arrangement in future periods.

Investing Activities

Net cash used in investing activities included capitalized software costs that were related to various systems initiatives for the benefit of both our hotel owners and our overall corporate operations, as well as capital expenditures for property and equipment related to our corporate facilities and the renovation of certain hotels in our ownership segment. Net cash used in investing activities was partially offset by the net cash inflows resulting from our undesignated derivative financial instruments that we have in place to hedge against changes in foreign currency exchange rates, primarily as a result of the British pound depreciating against the United States dollar during the nine months ended September 30, 2022. Additionally, during the nine months ended September 30, 2022, we provided equity and debt financing to unconsolidated affiliates and owners of certain hotels that we will in the future or do currently manage or franchise to support our strategic objectives.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2022 primarily related to the return of capital to shareholders, including share repurchases, which resumed in March 2022, and quarterly dividend payments, which resumed in June 2022, after both programs were suspended in 2020. Net cash used in financing activities during the nine months ended September 30, 2021 primarily comprised the full repayment of the $1.69 billion outstanding debt balance on our Revolving Credit Facility, as well as the debt issuance costs and redemption premium associated with the issuance of new senior unsecured notes and the use of such proceeds for the redemption of previously outstanding senior unsecured notes.

Debt and Borrowing Capacity

As of September 30, 2022, our total indebtedness, excluding the deduction for unamortized deferred financing costs and discount, was approximately $8.8 billion, and we had $60 million of letters of credit outstanding under our Revolving Credit Facility. For additional information on our total indebtedness, availability under our Revolving Credit Facility and guarantees on our debt, refer to Note 5: "Debt" in our unaudited condensed consolidated financial statements.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or issue additional equity securities. However, we do not have any material indebtedness outstanding that matures prior to May 2025. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hospitality industry that may be beyond our control. Although the pandemic negatively impacted our cash flows from operations as compared to periods prior to the onset of the pandemic, we are returning to a position where we are generating cash flows from our core operations as reflected in our cash flows provided by operating activities during the nine months ended September 30, 2022.

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and, during the nine months ended September 30, 2022, there were no material changes to those critical accounting estimates that were previously disclosed.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended September 30, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
July 1, 2022 to July 31, 2022	1,487,994	$115.95	1,487,994	$1,454
August 1, 2022 to August 31, 2022	1,253,607	133.05	1,253,607	1,287
September 1, 2022 to September 30, 2022	1,238,072	127.23	1,238,072	1,129
Total	3,979,673	124.85	3,979,673
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
4.1
Fifth Supplemental Indenture with respect to the 4.875% Senior Notes due 2027 (the “2027 Notes”), dated as of May 13, 2022, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

4.2	Sixth Supplemental Indenture with respect to the 2027 Notes, dated as of August 24, 2022, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.
4.3
Fourth Supplemental Indenture with respect to the 4.875% Senior Notes due 2030 (the “2030 Notes”), dated as of May 13, 2022, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

4.4	Fifth Supplemental Indenture with respect to the 2030 Notes, dated as of August 24, 2022, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.
4.5
First Supplemental Indenture with respect to the 5.375% Senior Notes due 2025 (the “2025 Notes”) and the 5.750% Senior Notes due 2028 (the “2028 Notes”), dated as of May 13, 2022, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

4.6
Second Supplemental Indenture with respect to the 2025 Notes and the 2028 Notes, dated as of August 24, 2022, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

4.7
First Supplemental Indenture with respect to the 3.750% Senior Notes due 2029 (the “2029 Notes”) and the 4.000% Senior Notes due 2031 (the “2031 Notes”), dated as of May 13, 2022, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

4.8
Second Supplemental Indenture with respect to the 2029 Notes and the 2031 Notes, dated as of August 24, 2022, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

4.9
First Supplemental Indenture with respect to the 3.625% Senior Notes due 2032 (the “2032 Notes”), dated as of May 13, 2022, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

4.10	Second Supplemental Indenture with respect to the 2032 Notes, dated as of August 24, 2022, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.
10.1	Hilton 2019 Employee Stock Purchase Plan.
10.2	Form of Deferred Share Unit Agreement for non-employee directors.
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Chief Financial Officer and President, Global Development, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Exhibit Number	Exhibit Description
101.INS	Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: October 26, 2022