Form 10-K
period 2022-12-31
Hilton Worldwide Holdings Inc.
filed 2023-02-09
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $30,145 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange). The number of shares of common stock outstanding on February 3, 2023 was 266,450,664.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant's definitive proxy statement relating to its 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-K TABLE OF CONTENTS
YEAR ENDED DECEMBER 31, 2022

PART I
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the recovery of the travel and hospitality industry from the coronavirus ("COVID-19") pandemic (the "COVID-19 pandemic" or the "pandemic"), the performance of our business, our future financial results, liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements, including, among others, those described under "Part I—Item 1A. Risk Factors" and under "Summary of Risk Factors" below. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Summary of Risk Factors

In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our company and our business. A summary of the principal factors that create risk in investing in our securities and might cause actual results to differ from expectations is set forth below:

•We are subject to the business, financial and operating risks inherent to the hospitality industry, any of which could reduce our revenues and limit opportunities for growth;

•Macroeconomic and other factors beyond our control can adversely affect and reduce demand for our products and services;

•The COVID-19 pandemic negatively affected our business, financial condition and results of operations and COVID-19 or other outbreaks of contagious diseases or other adverse public health developments may negatively affect future results;

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

•Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance ("ESG") matters, that could expose us to numerous risks; and
•Our substantial indebtedness and other contractual obligations could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts, and could require us to divert our cash flows from operations to make required debt or interest payments.

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

Item 1.        Business

Overview

Hilton is one of the largest hospitality companies in the world, with 7,165 properties comprising 1,127,430 rooms in 123 countries and territories as of December 31, 2022. Founded in 1919, Hilton has been an innovator in the industry for more than 100 years, driven by the vision of founder Conrad Hilton, "to fill the earth with the light and warmth of hospitality." Our premier brand portfolio includes: our luxury hotel brands, Waldorf Astoria Hotels & Resorts, LXR Hotels & Resorts and Conrad Hotels & Resorts; our lifestyle hotel brands, Canopy by Hilton, Curio Collection by Hilton, Tapestry Collection by Hilton, Tempo by Hilton and Motto by Hilton; our full service hotel brands, Signia by Hilton, Hilton Hotels & Resorts and DoubleTree by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton and Tru by Hilton; our all-suites hotel brands, Embassy Suites by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; our new premium economy brand, Spark by Hilton, launched in January 2023; and our timeshare brand, Hilton Grand Vacations. As of December 31, 2022, we had 152 million members in our award-winning guest loyalty program, Hilton Honors, a 19 percent increase from December 31, 2021; refer to "—Our Brand Portfolio" and "—Our Guest Loyalty Program" below for additional information on our brands, including Hilton Honors.

The COVID-19 pandemic significantly affected the global economy and strained the hospitality industry beginning in 2020. Since the beginning of the pandemic, the pervasiveness and severity of travel restrictions and stay-at-home directives have varied by country and state; however, as of December 31, 2022, most of the countries we operate in had eased or completely lifted such restrictions. While the pandemic negatively affected certain of our results for the years ended December 31, 2022 and 2021, we have experienced strong signs of recovery since early 2021, with comparable system-wide RevPAR in the third and fourth quarters of 2022 exceeding levels achieved in the same periods in 2019. Although all periods included in our consolidated financial statements presented in this Form 10-K were impacted by the COVID-19 pandemic, none of these periods are considered comparable, and no periods affected by the pandemic are expected to be comparable to future periods.

We operate our business through: (i) a management and franchise segment; and (ii) an ownership segment, each of which is reported as a segment based on (a) delivering a similar set of products and services and (b) being managed separately given its distinct economic characteristics. The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels that license our intellectual property ("IP"), including our brand names, trademarks and service marks, and where we provide other contracted services to third-party owners, but the day-to-day services of the hotels are operated or managed by someone other than us. Revenues from this segment include: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from our strategic partners, including co-branded credit card providers, and HGV for the right to use our IP; and (iii) fees for managing hotels in our ownership segment. The ownership segment primarily derives revenues from nightly hotel room sales, food and beverage sales and other services at our consolidated owned and leased hotels. For more information regarding our segments, refer to "—Our Business—Management and Franchise" and "—Our Business—Ownership" below.

In addition to our current hotel portfolio, we are focused on the growth of our business by expanding our global hotel network through our development pipeline, which represents hotels that we expect to add to our system in the future. The following table summarizes our development activity:

	As of or for the Year Ended December 31, 2022
	Hotels	Rooms(1)
Hotel system
Openings	355	58,200
Net additions(2)	308	48,300

Development pipeline(3)
Additions	664	89,900
Count as of period end(4)	2,821	416,400
____________
(1)Rounded to the nearest hundred.
(2)Represents room additions, net of rooms removed from our system, during the period, which contributed to net unit growth for the year ended December 31, 2022 of 4.7 percent.
(3)Hotels in our system were under development throughout 118 countries and territories, including 30 countries and territories where we did not currently have any existing hotels.
(4)In our development pipeline, as of December 31, 2022, 205,400 of the rooms were under construction and 243,500 of the rooms were located outside of the U.S. Nearly all of the rooms in our development pipeline will be in our management and franchise segment. We do not consider any individual development project to be material to us.

Overall, we believe that our experience in the hospitality industry, which spans more than a century of customer service and entrepreneurship, and continues to evolve to meet the tastes, preferences and demands of our hotel guests; our strong, well-defined brands that operate throughout the hospitality industry chain scales; our diverse, inclusive workforce, built to focus on providing exceptional customer experiences; and our commercial service offerings will continue to drive customer loyalty, including participation in our Hilton Honors guest loyalty program. We believe that satisfied customers will generate additional business at our properties, yielding strong overall hotel performance for us and our hotel owners. Strong results at our existing properties will encourage further development of additional hotels under our brands and conversions of existing hotels to our brands with both (i) owners who currently have properties in our system and (ii) new owners who sign management or franchise contracts with us in the future, which further supports our growth and future financial performance. We believe that our existing hotel system and development pipeline, which will require minimal capital investment from us, positions us to further improve our business, allocate capital effectively and meet our customers' demands and preferences in the future.

Our Brand Portfolio

The goal of each of our brands is to deliver exceptional customer experiences and superior operating performance.

		December 31, 2022
Brand(1)	Chain Scale	Countries/ Territories	Properties	Rooms	Percentage of Total Rooms	Selected Competitors(1)
	Luxury	17	34	9,401	0.8%	Four Seasons, Mandarin Oriental, Peninsula, Ritz Carlton, Rosewood Hotels & Resorts, St. Regis
	Luxury	8	11	1,412	0.1%	Leading Hotels of the World, Legend Preferred Hotels & Resorts, Small Luxury Hotels of The World, The Luxury Collection
	Luxury	23	45	16,210	1.5%	Fairmont, Intercontinental, JW Marriott, Park Hyatt, Sofitel
	Upper Upscale	10	38	6,616	0.6%	25hours Hotels, Hyatt Centric, Kimpton, Le Meridien, Thompson Hotels
	Upper Upscale	1	2	1,814	0.2%	Grand Hyatt, JW Marriott
	Upper Upscale	94	604	224,370	19.9%	Hyatt Regency, Marriott, Omni, Sheraton, Westin
	Upper Upscale	34	138	26,667	2.4%	Autograph Collection, Design Hotels, Destination Hotels, The Unbound Collection
	Upscale	51	660	150,157	13.3%	Courtyard by Marriott, Crowne Plaza, Delta, Holiday Inn, Radisson, Sheraton, Wyndham
	Upscale	13	95	11,111	1.0%	Joie de Vivre, Tribute Portfolio
	Upper Upscale	6	263	60,928	5.4%	Hyatt Regency, Marriott, Sheraton, Westin
	Upscale	—	—	—	—%	AC Hotels, Aloft, Cambria, Hotel Indigo
	Upper Midscale	3	5	1,094	0.1%	CitizenM, Freehand, Generator, Hoxton, Moxy, tommie, Yotel
	Upscale	57	971	143,342	12.7%	Aloft, Courtyard by Marriott, Four Points, Holiday Inn, Hyatt Place
	Upper Midscale	36	2,863	312,043	27.7%	Comfort Suites, Courtyard by Marriott, Fairfield Inn, Holiday Inn Express, Springhill Suites
	Midscale	4	235	23,022	2.0%	Avid, Best Western, Comfort Inn & Suites, La Quinta, Quality Inn, Sleep Inn, Wingate by Wyndham
	Upscale	4	535	61,289	5.4%	Element, Hyatt House, Residence Inn, Staybridge Suites
	Upper Midscale	3	576	61,352	5.4%	Candlewood Suites, Comfort Suites, TownePlace Suites
	Timeshare(2)	8	80	13,703	1.2%	Bluegreen Vacations, Disney Vacation Club, Holiday Inn Club Vacations, Marriott Vacations Worldwide, Travel & Leisure Co.
___________
(1)The table above excludes 10 unbranded properties with 2,899 rooms, representing approximately 0.3 percent of total rooms, as well as our new premium economy brand, Spark by Hilton, which launched in January 2023. Also, the selected competitors exclude lesser-known regional competitors.
(2)HGV has the exclusive right to use our Hilton Grand Vacations brand, subject to the terms of a license agreement with us.

Waldorf Astoria Hotels & Resorts: What began as an iconic hotel in New York City is today a global portfolio of iconic properties in sought-out destinations. Each Waldorf Astoria property provides a unique sense of place with a relentless commitment to personalized service, sophisticated accommodations, once-in-a-lifetime experiences and culinary expertise, enabling guests to create unforgettable moments. In addition, Waldorf Astoria boasts a residential portfolio that provides the comfort of a private home combined with luxury amenities and service synonymous with the brand.

LXR Hotels & Resorts: Found in alluring destinations, LXR Hotels & Resorts is a collection of independent luxury properties that each represent their unique location and offer a singular travel experience native to its place, history and tradition. LXR connects legendary properties into an exclusive network of hotels that are set apart by an unrivaled commitment to personalized service and elegant, yet locally immersive experiences for their guests. Each hotel in the collection features its own pedigree, story and character that is steeped in the originality of its locale and provides a luxurious base of exploration for the intrigued, yet discerning, adventurer.

Conrad Hotels & Resorts: Spanning five continents, Conrad Hotels & Resorts has created a seamless connection between bold design, impactful experiences and curated contemporary art to inspire the conscientious traveler. Conrad is a place where guests are empowered to explore through intuitive service and experiences that authentically connect them with local culture. In addition, the brand also features an expanding residential portfolio combining sophisticated design, best-in-class amenities and purposeful service in inspiring destinations.

Canopy by Hilton: Canopy by Hilton is a vibrant boutique lifestyle brand, providing guests a place in the neighborhood to relax and recharge with simple, guest-directed service, comfortable spaces, an energizing atmosphere and thoughtful local choices. Each hotel is designed as a natural extension of its neighborhood and delivers a fresh approach to hospitality and the guest experience.

Signia by Hilton: Signia by Hilton is a portfolio of premier hotels in highly sought-after urban and resort destinations, offering sophisticated business and leisure travelers an elevated hotel experience combined with exceptional full-service amenities and premium meetings and events spaces.

Hilton Hotels & Resorts: For more than 100 years, Hilton Hotels & Resorts, Hilton’s flagship brand and one of the most globally recognized hotel brands, has set the benchmark for hospitality around the world, providing new product innovations and services to meet guests' evolving needs. With hotels on six continents, Hilton Hotels & Resorts properties are located in sought-after destinations and offer exceptional travel experiences to every guest. Hilton Hotels & Resorts are full service properties that feature advanced meeting and event spaces and services; award-winning restaurants; and mindful fitness/wellness facilities.

Curio Collection by Hilton: Curio Collection by Hilton is a global portfolio of one-of-a-kind hotels and resorts handpicked for their distinct character. Curio Collection properties offer guests the ability to experience independent hotels that offer authentic, curated experiences through local offerings and elevated amenities, while providing the benefits of Hilton and its award-winning guest loyalty program Hilton Honors.

DoubleTree by Hilton: DoubleTree by Hilton is a fast-growing, global portfolio of upscale hotels. For more than 50 years, DoubleTree has maintained its philosophy of making guests feel welcome through contemporary accommodations and thoughtful amenities, including diverse food and beverage experiences, state-of-the-art fitness offerings and meetings and event spaces. Whether traveling for business or leisure, every guest is welcomed with the signature, warm DoubleTree chocolate chip cookie at check in, a hallmark of the brand's hospitable service.

Tapestry Collection by Hilton: Tapestry Collection by Hilton is a portfolio of original hotels that offer guests unique style and vibrant personality, encouraging travelers to make an authentic connection to their destination. While each property is unique, every Tapestry Collection property is united by the reliability that comes with the Hilton name, in addition to the benefits of the award-winning Hilton Honors program.

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

Tempo by Hilton: Tempo by Hilton is a stylish and contemporary lifestyle hotel brand with more than 20 properties under development. Thoughtfully designed and uplifting, Tempo by Hilton is dedicated to exceeding the expectations of the ambitious, modern traveler by offering accommodations and public spaces to help guests relax and recharge, including an open lobby concept with dedicated spaces to lounge, work and dine, as well as premium culinary options, such as a casual breakfast cafe and an inviting coffee experience. Each Tempo by Hilton experience will include well-being offerings, state-of-the-art fitness facilities and programs, flexible meeting and working spaces and more.

Motto by Hilton: Motto by Hilton is an urban, lifestyle hotel brand designed to help guests live like a local in prime locations globally. Motto by Hilton caters to travelers looking for one-of-a-kind experiences by bringing together the best elements of a lifestyle hotel — centrally located urban locations, modern design, the best of the neighborhood food and beverage and a local vibe. Motto by Hilton delivers a flexible and innovative hospitality experience through elements like first-of-its-kind connecting rooms for group travel, vibrant communal spaces with access to check-in and a coffee house and bar for work and social use by guests and locals alike.

Hilton Garden Inn: Hilton Garden Inn is an award-winning brand where guests find an open, inviting atmosphere with warm, glowing service and simple, thoughtful touches that allow them to socialize and unwind. As a recognized leader in food and beverage offerings, Hilton Garden Inn caters to guests' dining needs by serving cooked-to-order breakfast and offering handcrafted cocktails, shareable small plates and full meals at its on-site restaurants and bars. Flexible meeting space, free Wi-Fi, wireless printing and fitness centers are offered to help guests stay productive.

Hampton by Hilton: Hampton by Hilton is our largest brand and includes both Hampton Inn and Hampton Inn & Suites hotels, with properties located on four continents. Recognized as a leading upper midscale brand in the lodging industry, Hampton has been ranked the #1 lodging brand to franchise by Entrepreneur for 14 consecutive years. Hampton by Hilton hotels around the world provide guests high-quality and thoughtfully designed accommodations, friendly and authentic service and value-added amenities, like complimentary hot breakfast and free Wi-Fi, all backed by the 100% Hampton Guarantee.

Tru by Hilton: Tru by Hilton is a game-changing hotel brand where guests don't have to compromise between a consistent, fun and affordable hotel stay. Spirited, simplified and grounded in value, Tru by Hilton is designed for cross-generational appeal, with a large, reimagined public space where guests can work, play, lounge and eat. Efficiently designed modern guest rooms feature a rolling desk, oversized windows for natural light and bright, spacious bathrooms. Guests can enjoy complimentary amenities, including a build-your-own "Top It" hot breakfast, a multifunctional fitness center and fast Wi-Fi. Premium snacks, light meal options and single-serve wine and beer are available for purchase at the 24/7 Eat. & Sip. market. Tru by Hilton, launched in 2016, had over 230 hotels in the pipeline as of December 31, 2022.

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

Spark by Hilton: The newest addition to the Hilton portfolio, Spark by Hilton is a premium economy hotel brand at the intersection of value and consistency. Spark by Hilton provides a reliable and comfortable stay with friendly service for every guest, all at an accessible price. Offering simple design with splashes of color and cheer, Spark by Hilton hotels provide a welcoming sense of arrival with colorful exterior statement walls and inspiring artwork. The public spaces provide multi-functional seating, from communal tables to rocking chairs, and guest rooms are comfortable and relaxing with simple, streamlined furniture. Travelers can enjoy complimentary breakfast with premium coffee and a signature bagel bar.

Hilton Grand Vacations: A premier vacation ownership brand, Hilton Grand Vacations is known for delivering a consistently exceptional standard of service, maximum flexibility for owners and guests and elegant, family-friendly resorts in desirable locations around the world. Signature elements include spacious, well-appointed accommodations and resorts with extensive on-site amenities. A special points-based reservation system gives owners the flexibility to vacation when, where and how they prefer.

Our Guest Loyalty Program

Hilton Honors is our award-winning guest loyalty program that supports our portfolio of brands. The program generates significant repeat business by rewarding guests with points for each stay at our properties, which are then redeemable for free or discounted room nights at our properties and other goods and services. Hilton Honors members can also use points earned to transact with many strategic partners, including credit card providers, such as American Express, airlines, rail and car rental companies, Amazon, Lyft and others. Hilton Honors members who book through preferred Hilton channels also have access to instant benefits, including a flexible payment slider that allows members to choose nearly any combination of points and money to book a stay, an exclusive member discount and free standard Wi-Fi. Members also have access to contactless technology exclusively through the Hilton Honors app, where members can check in, choose their room and access their room using Digital Key. The program provides targeted marketing, promotions and customized guest experiences to 152 million members. Affiliation with our loyalty program encourages members to allocate more of their travel spend to our hotels. The percentage of travel spend we capture from loyalty members increases as they move up the tiers of our program. The program is funded by contributions from eligible revenues generated by Hilton Honors members and collected from properties in our system, as well as our strategic partnerships. The funds collected by the Hilton Honors program are subsequently applied to reimburse hotels and strategic partners for Hilton Honors points redemptions by loyalty members and to pay for administrative expenses and marketing initiatives that support the program.

Our Business

As of December 31, 2022, our system included the following properties and rooms, by type, brand and region:

	Owned / Leased(1)		Managed		Franchised		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
Waldorf Astoria Hotels & Resorts
U.S.	—	—	12	4,489	—	—	12	4,489
Americas (excluding U.S.)	—	—	3	425	—	—	3	425
Europe	2	463	4	898	—	—	6	1,361
Middle East and Africa	—	—	7	1,867	—	—	7	1,867
Asia Pacific	—	—	6	1,259	—	—	6	1,259
LXR Hotels & Resorts
U.S.	—	—	—	—	3	522	3	522
Americas (excluding U.S.)	—	—	—	—	1	76	1	76
Europe	—	—	1	70	1	307	2	377
Middle East and Africa	—	—	1	41	3	282	4	323
Asia Pacific	—	—	—	—	1	114	1	114
Conrad Hotels & Resorts
U.S.	—	—	6	2,227	2	1,730	8	3,957
Americas (excluding U.S.)	—	—	3	787	—	—	3	787
Europe	—	—	4	1,155	1	107	5	1,262
Middle East and Africa	1	614	4	1,689	—	—	5	2,303
Asia Pacific	1	164	22	7,078	1	659	24	7,901
Canopy by Hilton
U.S.	—	—	—	—	26	4,490	26	4,490
Americas (excluding U.S.)	—	—	2	272	—	—	2	272
Europe	—	—	1	123	4	917	5	1,040
Middle East and Africa	—	—	1	200	—	—	1	200
Asia Pacific	—	—	4	614	—	—	4	614
Signia by Hilton
U.S.	—	—	2	1,814	—	—	2	1,814
Hilton Hotels & Resorts
U.S.	—	—	60	44,578	186	58,188	246	102,766
Americas (excluding U.S.)	1	405	30	11,559	24	7,241	55	19,205
Europe	38	11,262	46	15,580	43	11,280	127	38,122
Middle East and Africa	4	1,705	39	13,668	4	1,738	47	17,111
Asia Pacific	5	2,999	115	40,610	9	3,557	129	47,166
Curio Collection by Hilton
U.S.	—	—	10	4,000	64	14,003	74	18,003
Americas (excluding U.S.)	—	—	2	99	17	2,196	19	2,295
Europe	—	—	6	516	27	3,534	33	4,050
Middle East and Africa	—	—	4	741	2	557	6	1,298
Asia Pacific	—	—	4	773	2	248	6	1,021
DoubleTree by Hilton
U.S.	—	—	31	10,397	348	79,122	379	89,519
Americas (excluding U.S.)	—	—	3	587	39	7,822	42	8,409
Europe	—	—	14	3,580	109	18,610	123	22,190
Middle East and Africa	—	—	19	4,939	6	825	25	5,764
Asia Pacific	—	—	83	22,174	8	2,101	91	24,275

(continued on next page)

	Owned / Leased(1)		Managed		Franchised		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
Tapestry Collection by Hilton
U.S.	—	—	—	—	78	9,382	78	9,382
Americas (excluding U.S.)	—	—	1	138	7	740	8	878
Europe	—	—	—	—	6	360	6	360
Middle East and Africa	—	—	1	50	—	—	1	50
Asia Pacific	—	—	1	266	1	175	2	441
Embassy Suites by Hilton
U.S.	—	—	38	10,121	216	48,653	254	58,774
Americas (excluding U.S.)	—	—	2	354	6	1,649	8	2,003
Middle East and Africa	—	—	—	—	1	151	1	151
Motto by Hilton
U.S.	—	—	—	—	3	871	3	871
Americas (excluding U.S.)	—	—	—	—	1	115	1	115
Europe	—	—	—	—	1	108	1	108
Hilton Garden Inn
U.S.	—	—	6	689	737	101,796	743	102,485
Americas (excluding U.S.)	—	—	13	1,992	51	7,664	64	9,656
Europe	—	—	18	3,486	61	9,849	79	13,335
Middle East and Africa	—	—	17	3,555	3	474	20	4,029
Asia Pacific	—	—	58	12,688	7	1,149	65	13,837
Hampton by Hilton
U.S.	—	—	23	2,986	2,309	228,576	2,332	231,562
Americas (excluding U.S.)	—	—	12	1,537	115	13,931	127	15,468
Europe	—	—	16	2,697	109	16,965	125	19,662
Middle East and Africa	—	—	5	1,459	—	—	5	1,459
Asia Pacific	—	—	—	—	274	43,892	274	43,892
Tru by Hilton
U.S.	—	—	—	—	231	22,569	231	22,569
Americas (excluding U.S.)	—	—	—	—	4	453	4	453
Homewood Suites by Hilton
U.S.	—	—	9	1,131	499	57,064	508	58,195
Americas (excluding U.S.)	—	—	3	406	24	2,688	27	3,094
Home2 Suites by Hilton
U.S.	—	—	2	210	545	57,080	547	57,290
Americas (excluding U.S.)	—	—	—	—	7	753	7	753
Asia Pacific	—	—	—	—	22	3,309	22	3,309
Other	—	—	4	1,463	6	1,436	10	2,899
Total hotels	52	17,612	778	244,037	6,255	852,078	7,085	1,113,727
Hilton Grand Vacations	—	—	—	—	80	13,703	80	13,703
Total system	52	17,612	778	244,037	6,335	865,781	7,165	1,127,430
________
(1)Includes hotels owned or leased by entities in which we own a noncontrolling financial interest.

Management and Franchise

We manage hotels and license our brands through our management and franchise segment, which included 778 managed hotels and 6,255 franchised hotels consisting of 1,096,115 total rooms, as of December 31, 2022. This segment generates its revenue primarily from fees charged to hotel owners under management and franchise contracts, as well as from fees associated with license agreements. We grow our management and franchise business by attracting owners to become a part of our system and participate in our commercial services to support their properties. Our management and franchise contracts provide significant return on investment for us as fees are earned and paid.

Hotel Management

Our core management services consist of operating hotels under management contracts for the benefit of third parties who either own or lease the hotels and the associated personal property. Often, particularly in the U.S., we employ the individuals working at these locations. Terms of our management contracts vary, but our fees generally consist of a base management fee, which is generally based on a percentage of the hotel’s monthly gross revenue, and, when applicable, an incentive management fee, which is generally based on a percentage of the hotel's operating profits, normally over a one-year calendar period, and, in some cases, may be subject to a stated return threshold to the hotel owner. In general, the owner pays all operating and other expenses and reimburses our out-of-pocket expenses. In turn, our managerial discretion typically is subject to approval by the owner in certain major areas, including the approval of annual operating and capital expenditure budgets and the appointment of certain key personnel. Additionally, the owners generally pay a monthly program fee based on the underlying hotel's sales or usage, as reimbursement for the costs related to our: (i) advertising and marketing programs; (ii) internet, technology and reservation systems; and (iii) quality assurance programs. Owners are also responsible for various other fees and charges, including payments for participation in our Hilton Honors guest loyalty program, training, consultation and procurement of certain goods and services. As of December 31, 2022, we managed 778 hotels with 244,037 rooms, which does not include hotels in our ownership segment.

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

Franchising

We license our IP, including our brand names, trademarks and service marks, and our operating systems to hotel owners under franchise contracts. We do not own, manage or operate franchised properties, do not employ the individuals working at these properties and do not have any legal responsibility for the employees or the liabilities associated with operating these properties. We conduct periodic inspections of our franchised hotels to ensure that brand standards that we establish are maintained. For newly franchised hotels, including both new construction and conversions of existing hotels outside of our system, we approve the location, as well as the plans for the facilities, to ensure the hotels meet our brand standards. For existing franchised hotels, we provide franchisees with property improvement plans that must be completed to keep the hotels in compliance with our brand standards, so that they can remain in our hotel system. We also earn license fees from license agreements with strategic partners, including co-branded credit card providers, and HGV for the use of our IP.

Each franchisee pays us an application, initiation or other fee in conjunction with the inception of a franchise contract. Franchisees also pay a royalty fee, generally based on a percentage of the hotel’s monthly gross room revenue and, in some cases, may also include a percentage of gross food and beverage revenues and other revenues, as applicable. Additionally, the franchisees generally pay a monthly program fee based on the underlying hotel's sales or usage, as reimbursement for the costs related to our: (i) advertising and marketing programs; (ii) internet, technology and reservation systems; and (iii) quality assurance programs. Franchisees are also responsible for various other fees and charges, including payments for participation in our Hilton Honors guest loyalty program, training, consultation and procurement of certain goods and services. As of December 31, 2022, we franchised 6,335 hotels and resorts, including timeshare properties, with 865,781 rooms.

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

Ownership

As a hotel owner and lessee, we focus on maximizing cost efficiency and profitability of the portfolio by, among other things, maximizing hotel revenues, implementing cost-effective labor management practices and systems and reducing fixed costs. Through our disciplined approach to hotel and asset management, we develop and execute on strategic plans for each of our hotels to enhance their competitive position and, at many of our hotels, we invest in renovating guest rooms and public spaces and adding or enhancing meeting and retail space to improve profitability. As of December 31, 2022, the segment included 52 hotels totaling 17,612 rooms, comprising 45 hotels that we leased, two hotels that were each leased by a consolidated variable interest entity ("VIE") and five hotels owned or leased by unconsolidated affiliates.

Environmental, Social and Governance

Hilton strives to create long-term value for all of our stakeholders through: (i) our resilient business model; (ii) our ESG efforts to support the long-term viability of our business; and (iii) our more than 100-year history of filling the earth with the light and warmth of hospitality and making the world a better place through travel and connection.

As one of the world’s largest hospitality companies, we recognize Hilton has a responsibility to protect the planet and support the communities we serve to ensure our hotel destinations remain vibrant and resilient for generations of travelers to come. Hilton is committed to driving responsible travel and tourism globally and furthering positive environmental and social impact across our operations and communities through our ESG strategy, Travel with Purpose. We believe that the need for responsible leadership commensurate with our global scale will continue to be of great importance in the years to come. In 2022, Hilton was named to the Dow Jones Sustainability Indices ("DJSI") for the sixth consecutive year, scoring in the 100th percentile in our industry, reflecting Hilton's significant investment in building a leading ESG strategy.

We continue to make progress in our ESG commitments and, in 2022, refreshed our ESG strategic framework to focus and communicate our ESG strategy across all three ESG pillars: (i) environmental — aiming toward a net zero future with well-defined targets for watts (carbon and energy), water and waste; (ii) social — supporting and advancing careers, communities and responsible conduct; and (iii) governance — advancing and measuring our goals with a focus on integrity and transparency and leveraging our public affairs and advocacy work, our partnerships and our policies and reporting.

As part of the 2022 update to our ESG strategic framework, we launched new environmental and social impact goals, including updated emissions reduction targets. Our updated 2030 Goals align with the global Sustainable Development Goals ("SDGs") adopted by the United Nations in 2015 and are guided by our evaluation of the social and environmental issues that are critical to our business and our long-term success. Further, our ESG efforts are supported by a robust governance structure, designed to ensure our ESG objectives are an important part of our business and strategic priorities as we work towards our 2030 Goals. Our Chief ESG Officer reports directly to our Chief Executive Officer, and our executive committee receives at least quarterly updates on our ESG programs and progress towards our 2030 Goals. The Nominating & ESG Committee, one of the three standing committees of Hilton's board of directors, receives quarterly reports on progress toward our 2030 Goals, reviews and assesses our ESG strategy and makes recommendations to the board and management as appropriate. The board of directors also receives annual updates on progress towards our 2030 Goals.

Significant ESG risks, including risks related to climate change, natural disasters, supply chain disruption, health and safety and ethics, fraud and corruption are integrated in Hilton's Enterprise Risk Management program as part of Hilton's annual Enterprise Risk assessment process. The results of this process are reviewed by our executive committee and our board of directors, including the Audit Committee, to inform enterprise-wide strategic planning. We also engage with stakeholders on an ongoing basis to refine and enhance our strategy, to help align our programs with the issues that matter the most to our business and stakeholders.

As part of this effort, we completed a thorough ESG materiality assessment in 2020, leveraging guidance from the Global Reporting Initiative ("GRI"), Sustainability Accounting Standards Board ("SASB") and the World Economic Forum. Of the more than 200 ESG issues considered, our stakeholders were most focused on the following: climate action; employee development and well-being; diversity, equity and inclusion ("DE&I"); employee and guest health, safety and security; human rights; and ethical business practices and regulatory compliance. We used the results of this materiality assessment to advance our Travel with Purpose strategy in alignment with organizational priorities, inform management of ESG risks and drive long-term value for our business and our stakeholders.

We remain committed to reducing our carbon and other greenhouse gas emissions in line with climate science. We evaluate our climate change risks and report annually on our ESG performance, with our reporting prepared in accordance with the GRI standards, while integrating the recommendations of the SASB and the Task Force on Climate-related Financial Disclosures ("TCFD").

LightStay, our proprietary and award-winning ESG management system, is aligned with the criteria of the Global Sustainable Tourism Council ("GSTC") and is used to measure, manage and report many of Hilton's key environmental and social performance metrics, including, but not limited to, carbon emissions, energy, water, waste, volunteer hours, in-kind donations and efficiency projects. Our hotels use LightStay to track and report environmental and social impact data, assess performance and recognize performance improvement opportunities and achievements.

We recognize that achieving meaningful progress towards our 2030 Goals and the SDGs requires collaboration across a wide range of partners and external stakeholders, including the Sustainable Hospitality Alliance ("SHA"), an organization that represents the hotel industry’s collective efforts to support and protect destinations and communities for future generations. Hilton leaders continue to engage with SHA and its membership and have participated in recent efforts to advance the Hotel Carbon Measurement Initiative and the Hotel Water Measurement Initiative methodologies, which are designed to enable the industry to more consistently measure and report on carbon emissions and water consumption in hotels.

The Hilton Global Foundation (formerly known as the Hilton Effect Foundation), which was launched in 2019, supports nonprofits and local community organizations that serve as partners to amplify our environmental and social impact around the world. The Hilton Global Foundation is our primary international philanthropic arm and is registered as a U.S.-based 501(c)(3) charitable organization. In 2022, we launched the Hilton UK Foundation to support Hilton's mission to support a sustainable future in the UK. Hilton has a long history of partnering with organizations in the UK whose environmental and social priorities align with Hilton's, and we expect to continue these partnerships through the work of the Hilton UK Foundation. The Hilton Global Foundation and Hilton UK Foundation are collectively referred to as the Foundation.

In 2022, the Foundation awarded more than $2 million in grants to organizations supporting destination stewardship, climate action, career development and community resilience. Since 2019, the Foundation has awarded more than $8 million in grants to more than 130 nongovernmental and community-based organizations.

Environmental Impact

In 2022, we reevaluated our environmental impact 2030 Goals and set more ambitious targets. Hilton was the first major hospitality company to set science-based targets that were approved by the Science Based Targets initiative ("SBTi") and the first major hotel brand to obtain revalidation by SBTi. In June 2022, SBTi verified our near-term targets (1.5°C by 2030), which are in alignment with our updated environmental 2030 Goals to cut emissions intensity of our managed hotel portfolio by 75 percent and of our franchised hotel portfolio by 56 percent, with 2008 as our baseline. We continue to work toward our 2030 Goal of reducing water and waste intensity at the hotels we operate, including those that are owned, leased and managed, by 50 percent, with 2008 as our baseline. To achieve our reduction targets, we partnered with a global leader in the field of sustainability and energy procurement to help map out a phased implementation strategy to help us make informed decisions and chart a path to achieving our energy reduction goals. Although we believe that our environmental impact 2030 Goals are ambitious yet attainable, there can be no assurance that we will be able to meet them. As climate science continues to evolve we may further refine our environmental impact 2030 Goals.

In 2022, we continued the certification of our portfolio of hotels to ISO 9001 (Quality), ISO 14001 (Environmental) and ISO 50001 (Energy) standards, which marks 11 years of our properties certified to ISO 14001 and ISO 9001 and eight years for ISO 50001. Further, in alignment with our science-based targets, we continue to take steps to increase our sourcing of renewable energy at our hotels around the world. In the Europe, Middle East and Africa ("EMEA") region, one third of the hotels we operated, as well as our Watford and Glasgow corporate offices, were supplied with 100 percent renewable energy during 2022. In the U.S., we continue to have a renewable energy option for our managed hotels. Additionally, we provide our customers with the opportunity to make their meetings and events sustainable through our Meet with Purpose offering, a program launched to help customers gather responsibly, incorporate food donations into their programs and positively impact their destinations, or offset their meeting through our carbon neutral meeting offering at select participating hotels.

We continued our focus on our food waste reduction and food donation initiatives, with many of our managed hotels in the U.S. and EMEA piloting donation programs and analytical software to help reduce food waste and associated costs. We also operate a soap recycling program, with over 5,500 of our hotels partnered with soap recycling organizations to donate soap bars and other unused supplies from our hotels to those in need, consistent with our effort to reduce waste. We have made progress on our commitment to reduce single use plastics at our hotels, offering Digital Keys at more than 80 percent of our hotels and requiring all hotels to comply with the adoption of bulk amenities by 2023.

In 2022, the Foundation partnered with organizations, such as the Global Water Challenge, One Tree Planted and the Ocean Conservancy, that are making a positive impact in our communities and on the environment. Specifically, the Foundation works with partners that advance: (i) climate action with initiatives that combat urgent climate change and its impact, reducing carbon footprint, energy, water and waste; and (ii) destination stewardship with initiatives that improve travel destinations and positively impact the environment, including conducting clean up, conservation and preservation activities.

We primarily generate carbon emissions from the operation of our hotels. During 2022, our hotels continued to recover from the impact of the COVID-19 pandemic and occupancy at our owned, leased and managed properties exceeded 2021 levels, and, by the second half of 2022, it approached 2019 levels. As such, we experienced a year-over-year increase in consumption of energy, water and waste in 2022 in-line with the year-over-year increase in occupancy. However, this consumption, on both a per square meter and absolute basis, remained below 2019 levels, and we remain on track to achieve our updated 2030 Goals.

We have achieved the following reductions in environmental impact since 2008:

Percent Reduction Achieved Since 2008(1)
Reduction in water consumption per square meter(2)	33%
Reduction in landfilled waste per square meter(2)	65
Reduction in carbon dioxide emissions per square meter(2)	47
Energy consumption per square meter(2)	36
____________
(1)Reflects data as of December 31, 2022 that has been reviewed by an independent third party.
(2)Reflects performance across Hilton's owned, leased and managed properties, which totaled approximately 28.4 million square meters as of December 31, 2022. Although consumption and waste generation were higher in 2022 than in 2021 and 2020, correlated with the increase in occupancy resulting from our recovery from the COVID-19 pandemic, they remain below 2019 levels.

The data in the following tables, which have been reviewed by an independent third party, reflect the key sustainability metrics for our managed, owned and leased properties, as well as recommendations of the SASB within their Hotel & Lodging and Restaurant Standards:

	Year Ended December 31,
Metric	2022(1)	2021(1)	2020(1)	2019(1)
Energy management
Total energy consumed, in gigajoules per square meter	0.86	0.81	0.72	1.03
Percent total energy from grid electricity	56.7%	56.3%	56.3%	53.8%
Carbon emissions
Total emissions (Scope 1 and 2), in metric tons CO2e per square meter(2)	0.083	0.079	0.069	0.101
Water management
Amount withdrawn, in cubic meters per square meter	1.94	1.79	1.55	2.35
Amount consumed, in cubic meters per square meter	0.485	0.447	0.388	0.586
Percent in regions with high or extremely high baseline water stress(3)	39%	37%	37%	32%
Waste management
Amount generated, in metric tons per square meter	0.0051	0.0042	0.0039	0.0080
Percent diverted from landfills(4)	35.7%	32.0%	33.9%	34.8%

	Year Ended December 31,
Absolute Consumption(5)	2022(1)	2021(1)	2020(1)	2019(1)
Total energy consumed, in million gigajoules	24.5	22.2	17.8	24.6
Direct emissions (Scope 1), in million metric tons CO2e	0.45	0.42	0.33	0.48
Indirect emissions (Scope 2), in million metric tons CO2e(2)	1.90	1.76	1.39	1.93
Water withdrawn, in million cubic meters (m3)	55.1	49.1	38.7	56.1
Water consumed, in million cubic meters (m3)	13.8	12.3	9.7	14.0
Waste generated, in million metric tons	0.14	0.11	0.10	0.19
____________
(1)The decreases in consumption reflected in these measures during the year ended December 31, 2020 and then the increases in consumption reflected in these measures, if applicable, during the years ended December 31, 2021 and 2022 were primarily attributable to the reduction in occupancy as a result of the COVID-19 pandemic during 2020, followed by Hilton's recovery from the impact of the pandemic during 2021 and 2022 and the related increases in occupancy. During the year ended December 31, 2020, the hotel operations at approximately 380 of our managed, owned and leased hotels were completely or partially suspended for some period of time, while only approximately 120 had suspended operations for some period of time during 2021. Substantially all of our hotels had re-opened by the end of 2021 and have remained open and operating since then. The changes in occupancy and the number of hotel suspensions were directly correlated with and impacted the consumption of energy, water and waste at our hotels around the world.
(2)Scope 2 market-based emissions as defined by The Greenhouse Gas Protocol: A Corporate Accounting and Reporting Standard (Revised Edition).
(3)Water stress as defined by the World Resources Institute ("WRI"). Represents the percentage (by square meter) of owned, leased and managed hotels, in regions with baseline water stress, that have high or extremely high baseline water stress.
(4)Amount of waste not diverted from landfills in metric tons per square meter was 0.0033, 0.0029, 0.0026 and 0.0052 for the years ended December 31, 2022, 2021, 2020 and 2019. Although the amount was higher in 2022 than in 2021 and 2020, correlated with the increase in the amount of waste generated resulting from our recovery from the COVID-19 pandemic, it remained below 2019 levels.
(5)Total floor area of Hilton's owned, leased and managed properties, for which absolute consumption is reflected, was 28.4 million square meters, 27.5 million square meters, 24.9 million square meters and 23.9 million square meters as of December 31, 2022, 2021, 2020 and 2019, respectively. Absolute consumption increased during the years ended December 31, 2022 and 2021 due to our increased floor area and increased occupancy, as described above.

Social Impact

With a presence in 123 countries and territories, we use our global scale to focus on creating learning and career growth opportunities, positively impacting our communities and promoting responsible, inclusive conduct across our value chain, all with consideration for human rights and DE&I.

As such, in 2022, we updated our social impact 2030 Goals to the following: (i) to provide 5 million learning and career growth opportunities for our employees and our communities with a focus on underrepresented groups; (ii) to meaningfully impact 20 million community members; and (iii) to promote responsible, inclusive conduct across 100 percent of our value chain operations. We used these goals to guide our social impact initiatives in 2022.

Through our Foundation, we partner with the International Youth Foundation by providing our Passport to Success Concierge program, an online course that is free to youth around the globe who are interested in building the core skills for a career in travel and tourism. Since its launch in August 2021, over 22,000 youth and Hilton employees have accessed the program through 2022. We partner with organizations around the globe supporting career development including Jobs for America's Graduates, Travis Early College High School Hospitality College, The Punlaan School and R.O.L.E. Foundation.

Hilton also remains committed to combating human trafficking, and we require all hotel-based employees to complete an annual training on identifying signs of trafficking. We partner with expert organizations, including Vital Voices, It’s a Penalty and ECPAT, to help prevent and mitigate such risks, including at an industry level through the Sustainable Hospitality Alliance, World Travel and Tourism Council, American Hotel & Lodging Association and United Kingdom ("U.K.") Stop Slavery Hotel Industry Network. The Foundation furthered these efforts by committing to grant $500,000 in total over the next three years to the AHLA Foundation's No Room for Trafficking ("NRFT") Survivor Fund, starting in 2023. The NRFT Survivor Fund aims to equip community-based organizations with the resources to engage and support trafficking survivors – from direct financial support of their short-term, baseline needs to career-related support.

Further, we have reached more than 35,000 refugees since 2015 through volunteering, in-kind donations, purchasing, training, shelter and employment. In addition, in 2022, in partnership with #HospitalityHelps and the United Nations High Commissioner for Refugees (a UN Refugee Agency), we supported the Ukraine refugee crisis by providing accommodations to more than 42,000 refugees seeking shelter across our EMEA region. Further, Hilton is part of the Tent Coalition for Refugees ("Tent") in the U.S. and Canada, and in 2022, we expanded our hiring commitment in partnership with Tent to hire 1,500 refugees in the U.S. over the next three years.

During 2022, Hilton and the Foundation supported our hotel teams and surrounding communities through disasters and crises, including Hurricane Ian and the Ukraine refugee crisis. This approach included donating to organizations at the frontlines of the crises, supporting the delivery of meals, medical care and other basic needs, as well as support for the families of impacted employees through Hilton's third-party operated Team Member Assistance Fund ("TMAF"). In August 2022, Hilton expanded its TMAF program to provide further assistance to its employees. In addition to continuing to support Team Members following disasters, the expanded program enables the TMAF to support employees experiencing undue financial hardship due to unexpected personal circumstances and larger crisis situations. Hilton employees, as well as individuals working at managed and franchised hotels who are not employed by Hilton, can apply for financial assistance when impacted by disaster and extreme hardship. In 2022, the TMAF provided assistance grants to more than 1,400 individuals.

In addition to collaboration across our industry and within the business community, we are focused on achieving change by leveraging the scale of our supply chain. We remain committed to embedding robust due diligence across our supply chain and partnering with suppliers to advance positive impact in our communities. Furthermore, by leveraging our size and scale, we also aim to expand local sourcing from small businesses and strengthen business with diverse suppliers. Through our award-winning Supplier Diversity Program, we engage women-, minority-, veteran-, disabled- and LGTBQ+ owned businesses in sourcing opportunities across Hilton in all categories.

During 2022, our employees around the world reported nearly 345,000 volunteer hours in their local communities, including during our Travel with Purpose Week, an annual week of volunteering focused on destination stewardship, including beach cleanups, tree planting, trash pickup and clothing donations.

Human Capital Management

As of December 31, 2022, we employed or managed approximately 159,000 individuals working at our owned, leased and managed properties and corporate offices. There were an additional 259,000 individuals employed by third-party owners working at our franchised properties.

We strive to be the most hospitable company in the world, and we believe that an effective human capital management strategy is an essential component of that effort. Our strategy focuses on attracting, developing and retaining the best talent in the industry, and our executive committee reviews talent strategy and succession plans on a quarterly basis to assess current and future talent needs. We want to build a strong employee-centered culture that creates connectivity, camaraderie and trust among all employees, which then supports our employees to deliver positive experiences to guests at our hotels.

Attracting and retaining talent remains a leading area of focus, as competition for talent across industries remains strong. While our hiring levels in 2022 were higher than they were before the onset of the COVID-19 pandemic, we have been affected by global labor shortages, making it more difficult to recruit talent. In response, we continue to review our compensation policies to maintain competitiveness and we have invested in employee programs and offerings and enhanced our recruiting strategies to tap into new pools of talent.

DE&I

Our workforce should represent the communities where we live and work, which is why we are committed to achieving global gender parity and 25 percent U.S. ethnic representation at our corporate leadership levels by the end of 2027. Our leaders are committed to our diversity and inclusion efforts, and we hold them accountable through our organizational objectives that measure their performance against our commitments.

As of December 31, 2022, the global workforce that we employ or manage was 43 percent women. Globally, corporate leadership was 40 percent women and hotel leadership was 25 percent women. As of December 31, 2022, in the U.S., our workforce was 72 percent ethnically diverse, with U.S. corporate leadership being 19 percent ethnically diverse and U.S. hotel leadership being 23 percent ethnically diverse. As of December 31, 2022, our board of directors, excluding management directors, was 50 percent women and 25 percent ethnically diverse.

Hilton has a long legacy of supporting the military dating back to our founder, Conrad Hilton, a World War I veteran. Since the launch of our Operation Opportunity program in 2015, we have hired more than 35,000 veterans, spouses, caregivers and dependents. Veterans and their spouses are valuable assets for our company as they bring a unique set of highly transferable skills, experience and values.

As part of our commitment to an inclusive environment, we offer the following resources to our employees:

•Team Member Resource Groups ("TMRG") – Our nine TMRGs have global reach and each one is sponsored by an executive leader. They provide members with opportunities for career development and the chance to share their unique perspectives and viewpoints with leadership and other colleagues to drive important conversations about inclusion and equity across the enterprise.

•Courageous Conversations – Courageous Conversations is a global, virtual learning series featuring internal and external thought leaders who explore elements of DE&I to help drive greater awareness, understanding and a more inclusive workplace.

•Pathway Programs – Hilton helps foster economic mobility for historically underrepresented talent and supports diversity efforts across our organization. We have partnerships with racial and social justice organizations, university scholarship programs and a Pathways Program Office, which is focused on expanding our current pathways programs and stewarding the creation of new pathways for future employees to join Hilton.

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

Thrive at Hilton

Thrive at Hilton is our value proposition designed to enable employees to grow and flourish in both their professional and personal lives. To make that happen, we offer programs designed to provide our employees with tools to excel in their roles.

We offer a range of benefits and programs to help our employees thrive at work and at home. Such benefits and programs include paid time off, parental leave, adoption assistance, subsidized health insurance, education assistance and flexible work arrangements, including remote work opportunities for our corporate employees, and Go Hilton Travel programs, which make discounted rooms available to hotel and corporate employees, as well as their families and friends.

We strive to provide medical and mental health care that is convenient, accessible and affordable for our employees. Our programs include:

•Care for All – a global platform launched in 2022 focused on caregiving that provides resources for employee self-care, as well as enabling employees to care for others, including sick, disabled or elderly family members, children and pets. This benefit is also extended to employees' families and friends.

•Wellthy – a caregiving concierge service which provides assistance to employees working through the logistical and administrative tasks related to care, such as finding the right in-home aide, contesting medical bills, evaluating care providers or finding care options for veterans for eligible employees in the U.S., U.K. and Ireland.

•Employee Assistance Program – offers free and confidential services, such as counseling and recommending resources to find services such as child and eldercare, legal advice and apartment hunting and relocation.

We regularly survey our employees to gauge the level of job satisfaction and effective relationships with management, among other things and use their feedback to inspire program enhancements and new offerings. We strive to maximize employee retention and minimize attrition with these and other measures. Approximately 35 percent of our U.S. employees have been with Hilton for at least 10 years.

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

We also want our employees to share in our success and, as a result of employee feedback, we offer an employee stock purchase plan ("ESPP") for eligible employees in the U.S., U.K. and United Arab Emirates. Through our ESPP, eligible employees can purchase Hilton stock through after-tax payroll deductions at a 15 percent discount from the market stock price and benefit from the hard work they put into making Hilton a success.

As of December 31, 2022, approximately 30 percent of people employed or managed by us globally and approximately 40 percent of people working in the U.S. were covered by various collective bargaining agreements that generally address pay rates, working hours, other terms and conditions of employment, certain employee benefits and orderly settlement of labor disputes.

Development and Training

Our career development approach emphasizes customized experiences so that employees can follow a training and career path best suited to their goals. Hilton University, our global learning platform, gives employees access to a robust library of learning resources. We partner with leading educational institutions and content providers across the globe to deliver high-quality, relevant content to our employees, including a wide array of general business, industry or function-specific technical skills and leadership development courses and programs. Our Hilton University platform, Job Skills Hubs and LinkedIn Learnings Playlists provide flexible, accessible learning designed to help our employees learn and grow.

Our employees have the opportunity to grow their leadership skills and careers through our Lead@Hilton framework, which is designed to develop leaders throughout their careers and features the Hilton Leaders Teaching Leaders video series, as well as content from partners such as Cornell University and Harvard University. Curriculums curated for varying levels of experience aim to provide foundational tools, as well as coaching, mentoring and wellness resources.

Our GM Academy curriculum is centered on nine core General Manager ("GM") business capabilities, some of which include leadership and people management, asset management, customer engagement and commercial performance. Additionally, Hilton's Signature Leadership Development programs focus on building effective leaders across the enterprise to grow our leadership bench strength. These programs provide opportunities for participants to develop key capabilities, network with and learn from senior leaders and enhance leadership and business acumen.

In 2022, we launched our partnership with Guild Education to provide our U.S. employees with a continuing education platform to help them pursue and attain their educational goals debt-free. Through this partnership, employees have access to a wide variety of educational credentials from leading universities and learning providers including high school completion, English language learning, college degrees and professional certifications.

Awards and Recognition

We have consistently been recognized for our Hilton culture, and our awards for 2022 included: Following our placement as #1 in 2021, an induction into DiversityInc's Hall of Fame for the Top Companies for Diversity, Military Times Best for Vets #14 (Overall) and #1 (Hospitality), Military Friendly Employer with Gold distinction, Veteran Magazine Best of the Best Veteran Friendly Company, Great Place to Work Institute ("GPTW") #2 World’s Best Workplace, GPTW & Fortune #2 Best Place to Work in the U.S., GPTW & Fortune #1 Best Place to Work for Women in the U.S. (for the fourth consecutive year) and GPTW & Fortune #1 Best Place to Work in six countries (Austria, China, Ireland, Peru, Turkiye and Uruguay). Additionally, we received a 100 percent rating in the Corporate Equality Index from the Human Rights Campaign for our commitment to corporate policies, practices and benefits pertinent to LGBTQ+ employees for the ninth consecutive year.

Governance, Ethics and Regulatory Compliance

As a core underpinning of our entire organization, our ethics and compliance program is overseen by our board of directors, which expects all Hilton employees to conduct themselves at high standards with respect to all ethics and compliance matters. Our Code of Conduct establishes a set of global business principles, with our compliance organization, training, risk management and monitoring activities tailored to address unique risks by geography, business line, function and level. Our Code of Conduct is supported by a robust set of compliance policies addressing risk areas such as corruption, trade sanctions, insider trading, privacy, confidential information, antitrust and escalation of concerns. Our legal and compliance training program, which is an annual requirement for all of our employees, provides the ability to convey a consistent set of compliance standards across the organization in formats designed to target different knowledge levels, learning styles and functional needs. Our annual training calendar includes mandatory training and supplemental training that is supported by company-wide awareness campaigns highlighting Hilton-specific risks and scenarios. We also use passive communication channels, including electronic bulletin board screens in the employee break room areas of our hotels, and internal newsletters, including a publication that highlights real Hilton Hotline matters and their resolutions.

In governing the physical safety of our properties and teams, to help ensure the safety and security of our employees and guests, we constantly monitor threats and incidents around the world through online tools and external networks and partnerships; support our properties globally with crisis alert communications, crisis plans and area crisis teams; provide employees with safety and security training resources; and conduct safety and security audits annually using a risk-based approach.

Our legal compliance team administers a third-party risk management program so that we understand the qualifications, reputation and associations of third parties with whom we transact, particularly third parties who interface with government officials and third parties who act in Hilton’s name, such as owners of our hotels. The third-party risk management program includes due diligence, education materials for third parties, ongoing monitoring of relationships and appropriate contract audit and termination rights. Our legal compliance team also monitors EthicsPoint, a comprehensive and confidential reporting tool to assist management and employees address fraud, abuse and other misconduct in the workplace. The Audit Committee of our board of directors receives regular updates from our legal compliance team.

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

Seasonality

The hospitality industry is seasonal in nature. The periods during which our properties experience higher or lower levels of demand vary from property to property, depending principally upon their location, type of property and competitive mix within the specific location. While results were less predictable as a result of COVID-19 and related travel restrictions, based on historical results, we generally expect our revenues to be lower in the first quarter of each year than in each of the three subsequent quarters.

Cyclicality

The hospitality industry is cyclical, and demand generally follows, on a lagged basis, key macroeconomic indicators. There is a history of increases and decreases in the development and supply of and demand for hotel rooms, occupancy levels and room rates realized by hotel owners through economic cycles. The combination of changes in economic conditions and in the supply of hotel rooms can result in significant volatility in results for owners and managers of hotel properties. The costs of running a hotel, including personnel costs, rent, property taxes, insurance and utilities, tend to be more fixed than variable. As a result of such fixed costs, in a negative economic environment, the rate of decline in earnings can be higher than the rate of decline in revenues. In 2020, we and our hotel owners experienced a downturn in the current industry cycle driven by the COVID-19 pandemic, which continued into the beginning of 2021. However, the level of travel in 2021 and 2022 recovered substantially when compared to that of 2020, and in the third and fourth quarters of 2022, such performance exceeded performance for the same periods in 2019.

Intellectual Property

In the highly competitive hospitality industry in which we operate, trademarks, service marks, trade names, logos and patents are very important to the success of our business. We have a significant number of trademarks, service marks, trade names, logos, patents and pending registrations and expend significant resources each year on surveillance, registration and protection of our IP, which we believe has become synonymous in the hospitality industry with a reputation for excellence in service and authentic hospitality.

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

Insurance

U.S. hotels that we manage are permitted to participate in certain of our insurance programs by mutual agreement with our hotel owners. If not participating in our programs, hotel owners must purchase insurance programs consistent with our requirements. Generally, U.S. franchised hotels are not permitted to participate in our insurance programs, but rather must purchase insurance programs consistent with our requirements. Foreign managed and franchised hotels are generally required to participate in certain of our insurance programs. In addition, our management and franchise contracts typically include provisions requiring the owner of any hotel to indemnify us against losses arising from the design, development and operation of such hotel.

Most of our insurance policies are written with self-insured retentions or deductibles that are common in the insurance market for similar risks, and we believe such risks are prudent for us to assume. Our third-party insurance policies provide coverage for claim amounts that exceed our self-insurance retentions or deductible obligations. We maintain insurance coverage for general liability, property, business interruption, terrorism and other risks with respect to our business for all of our owned and leased hotels, and we maintain workers' compensation or equivalent coverage for all of our employees. We also are self-insured for health coverages for some of our U.S. and Puerto Rico employees, which include those working at our corporate operations and managed hotels, with purchased insurance protection for costs over specified thresholds. In general, our insurance provides coverage related to any claims or losses arising out of the design, development and operation of our hotels.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC's website at www.sec.gov. Our SEC filings are also available free of charge on our website at ir.hilton.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or connected to that site are not incorporated into this Annual Report on Form 10-K.

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

•decreases in the availability and/or increases in the cost of capital necessary for us and third-party hotel owners to fund investments, capital expenditures and service debt obligations;

•changes in operating costs, including employee compensation and benefits, energy, insurance, food and beverage and other supplies;

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

•the quality of services provided by franchisees, including ability to comply with relevant regulations and contractual requirements relating to a variety of issues including environment, human rights and labor;

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

Any of these factors could increase our costs or limit or reduce the prices we are able to charge third-party hotel owners for providing management and franchise services or hotel customers for hospitality products and services, or otherwise affect our ability to maintain existing properties or develop new properties. As a result, any of these factors can reduce our revenues and limit opportunities for growth.

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

•conditions that negatively shape public perception of travel or result in temporary closures or other disruption at our hotel properties, including travel-related accidents, outbreaks of pandemic or contagious diseases, such as COVID-19, Ebola, Zika, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu) and Middle East Respiratory Syndrome (MERS);

•geo-political activity, political and social unrest and governmental action and uncertainty resulting from U.S. and global political and social trends and policies, including potential barriers to travel, trade and immigration;

•wars, such as Russia's invasion of Ukraine, political instability or civil unrest, terrorist activities or threats and resulting heightened travel security measures, any of which may foreclose travel to certain locales or decrease the appeal of travel among the general population;

•the impact of U.S. Federal government shutdowns and other similar governmental budgetary impasses or reductions;

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

The COVID-19 pandemic negatively affected our business, financial condition and results of operations and COVID-19 or other outbreaks of contagious diseases or other adverse public health developments may negatively affect future results.

The COVID-19 pandemic significantly affected the global economy and strained the hospitality industry due to travel restrictions and advisories, stay-at-home directives, limitations on public gatherings and modified work arrangements, all of which resulted in cancellations and reduced travel around the world, as well as complete and partial suspensions of certain hotel operations. Although distribution of approved vaccines for COVID-19 continued throughout 2022, access to and acceptance of vaccines has varied across regions and within individual countries. In addition, new strains of the virus have had increased transmissibility, complicating treatment and vaccination programs. As such, the COVID-19 pandemic had an adverse impact on certain of our results for the year ended December 31, 2022, when compared to prior years, and COVID-19 or outbreaks of other contagious diseases or other adverse public health developments may continue to negatively affect future results. In particular, the continued impact of COVID-19 and the related restrictions in China have limited demand in that market. The long-term effects of the pandemic on our business and the travel industry at large remain uncertain and will depend on future developments, including, but not limited to, the duration and severity of potential future serious illnesses, if any, the availability and public acceptance of vaccinations and other treatments to combat COVID-19 and the length of time it takes for demand to stabilize and normal economic and operating conditions to fully resume. The current and uncertain future impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel and use our hotel properties for lodging, food and beverage and other services, may negatively affect our results, operations, outlook, plans, growth, cash flows and liquidity.

The steps we took in 2020 to reduce operating costs for us and our owners, including temporarily reducing compensation, reducing our workforce and furloughing a substantial number of our employees, negatively affected our ability to attract and retain employees. Some hotels have faced challenges restaffing to pre-pandemic levels, which in some cases negatively affected guest experience and loyalty and, in turn, certain hotel results. We could still experience long-term impacts on our operating costs as a result of attempts to counteract future outbreaks of COVID-19 or other viruses through, for example, enhanced health and hygiene requirements or other such measures in one or more regions.

The COVID-19 pandemic had a negative impact on our partners, including third-party owners of our properties, third-party service providers, travel agencies, suppliers and other vendors. In particular, third-party owners of our hotels experienced financing difficulties and significant declines in revenues during the pandemic, thereby making it more difficult for them to maintain their hotels and service their indebtedness.

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

Competition for hotel guests

We face competition for individual guests, group reservations and conference business at our hotels. We compete for these customers based primarily on brand name recognition and reputation, as well as location, rates for hotel rooms, food and beverage and other services, property size and availability of rooms and conference and meeting space, accommodations and technology, quality of the accommodations, customer satisfaction, amenities and the ability to earn and redeem loyalty program points. Our competitors may have greater commercial, financial and marketing resources and more efficient technology platforms, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could affect our ability to compete for guests effectively, or they could offer a type of lodging product that customers find attractive but that we do not offer.

Competition for management and franchise contracts

We compete to enter into management and franchise contracts. Our ability to compete effectively is based primarily on the value and quality of our management services, brand name recognition and reputation, our access to and willingness to invest capital, availability of suitable properties in certain geographic areas, the overall economic terms of our contracts and the economic advantages to the third-party hotel owner of retaining our management services and/or using our brands. If the properties that we manage or franchise perform less successfully than those of our competitors, if we are unable to offer terms as favorable as those offered by our competitors or if the availability of suitable properties is limited, we may not be able to compete effectively for new management or franchise contracts.

Any deterioration in the quality or reputation of our brands could have an adverse effect on our reputation, business, financial condition or results of operations.

Our brands are among our most important assets. Our ability to attract and retain guests depends, in part, on the public recognition of our brands and their associated reputation. In addition, the success of our hotel owners’ businesses and the amount of payments to us for the assets and services we provide them may depend on the strength and reputation of our brands. If our brands become obsolete or consumers view them as unfashionable, unsustainable or lacking in consistency and quality, we may be unable to attract guests to our hotels and may further be unable to attract or retain our hotel owners.

Changes in ownership or management practices, perceptions of our ESG practices, perception of guest or employee health or safety, the occurrence of accidents or injuries, cyber-attacks, security breaches, natural disasters, crime, failure of suppliers, franchisees or business partners to comply with relevant regulations and contractual requirements relating to a variety of issues including environmental, human rights and labor, individual guest, owner or employee notoriety or similar events at our hotels and resorts can harm our reputation, create adverse publicity and cause a loss of consumer confidence in our business. Because of the global nature of our brands and the broad expanse of our business and hotel locations, events occurring in one location could negatively affect the reputation and operations of otherwise successful individual locations. In addition, the expansion of social media has compounded the potential scope of negative publicity by increasing the speed and expanse of information dissemination. Many social media platforms publish content immediately and without filtering or verifying the accuracy of that content. A negative incident or the perception of occurrence of a negative incident at one hotel could have far-reaching effects, including lost sales, customer boycotts, loss of development opportunities and employee difficulties. Such incidents have in the past and could in the future subject us to legal actions, including litigation, governmental investigations or penalties, along with the resulting additional adverse publicity. A perceived decline in the quality of our brands or damage to our reputation could adversely affect our business, financial condition and results of operations.

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

Our business depends on our ability to: (i) establish and maintain long-term, positive relationships with third-party hotel owners; and (ii) enter into new, and renew, management and franchise contracts. Although our management and franchise contracts are typically long-term arrangements, hotel owners may be able to terminate the contracts under certain circumstances, including the failure to meet specified financial or performance criteria. Our ability to meet these financial and performance criteria is subject to, among other things, risks common to the overall hospitality industry, including factors outside of our control. In addition, negative management and franchise pricing trends in the industry more broadly could adversely affect our ability to negotiate with hotel owners. If we fail to maintain and renew existing management and franchise contracts or enter into new contracts on favorable terms, we may be unable to expand our presence and our business, and our financial condition and results of operations may suffer.

Our business is subject to real estate investment risks for third-party hotel owners that could adversely affect our operational results and our prospects for growth.

Growth of our business is affected, and may potentially be limited, by factors influencing real estate development generally, including site availability, financing availability and cost, planning, zoning and other local approvals. In addition, market factors such as projected room occupancy, changes in growth in demand for customers compared to projected supply, geographic area restrictions in management and franchise contracts, costs and availability of construction labor and materials and anticipated room rate structure, if not managed effectively by our third-party hotel owners could adversely affect the growth of our management and franchise business.

If our third-party hotel owners are unable to repay or refinance loans secured by properties, or to obtain financing adequate to fund current operations or growth plans, our revenues, profits and capital resources could be reduced and our business could be harmed.

Many of our third-party hotel owners pledged their properties as collateral for loans entered into at the time of development, purchase or refinancing. If our third-party hotel owners are unable to repay or refinance maturing indebtedness on favorable terms or at all, which could be more difficult in the current interest rate environment, their lenders could declare a default, accelerate the related debt and repossess the property and we could also be required to make cash payments for any debt that we guarantee. While we maintain certain contractual protections, repossession could result in the termination of our management or franchise contract or eliminate revenues and cash flows from the property. In addition, the owners of managed and franchised hotels depend on financing to develop or buy and improve hotels and, in some cases, fund operations during down cycles. Our hotel owners’ inability to obtain adequate funding or to do so at interest rates that they are willing to accept could materially adversely affect the operation, maintenance and improvement plans of existing hotels, result in the delay or stoppage of the development of our existing development pipeline and limit additional development to further expand our hotel portfolio.

Hotel owners with financial difficulties have been and may continue to be unable or unwilling to pay us amounts that we are entitled to under our existing contracts on a timely basis or at all. Unfavorable economic conditions also could affect our ability to enter into management and franchise contracts with potential third-party owners of our hotels, who may be unable to obtain financing or face other delays or cost pressures in developing hotel projects. As a result, some properties in our development pipeline have entered our system later than we anticipated, and new hotels have entered our pipeline at a slower rate than in the past, thereby negatively affecting our overall growth. Likewise, if we or our hotel owners or franchisees are unable to access capital to make physical improvements to our hotels, the quality of our hotels may suffer, which may negatively impact our reputation and guest loyalty, and our performance may suffer as a result.

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

Our management and franchise contracts require us and our hotel owners to comply with operational and performance conditions that are subject to interpretation and could result in disagreements. Any dispute with a property owner could be very expensive for us, even if the outcome is ultimately in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with any third party. Furthermore, specific to our industry, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties, which means that property owners may assert the right to terminate contracts even where the contracts do not expressly provide for termination. Our fees from any property permitted to be terminated would be eliminated, and accordingly, may negatively affect our results of operations.

Some of our existing development pipeline may not be developed into new hotels, which could materially adversely affect our growth prospects.

As of December 31, 2022, we had 2,821 hotels in our development pipeline, which we define as hotels under construction or approved for development under one of our brands. The commitments of owners and developers with whom we have contracts are subject to numerous conditions, and the eventual development and construction of our development pipeline, in particular for hotels not currently under construction, is subject to numerous risks, including, in certain cases, the owner's or developer's ability to obtain adequate financing and governmental or regulatory approvals. As a result, not every hotel in our development pipeline may develop into a new hotel that enters our system.

New hotel brands or non-hotel branded concepts that we launch in the future may not be as successful as we anticipate, which could have a material adverse effect on our business, financial condition or results of operations.

Since 2011, we have launched ten new brands: Home2 Suites by Hilton; Curio Collection by Hilton; Canopy by Hilton; Tru by Hilton; Tapestry Collection by Hilton; Motto by Hilton; LXR Hotels & Resorts; Signia by Hilton; Tempo by Hilton; and, most recently, Spark by Hilton. We may continue to build our portfolio by launching new hotel and non-hotel brands in the future. In addition, the Hilton Garden Inn, DoubleTree by Hilton and Hampton by Hilton brands have been expanding into new jurisdictions outside the U.S. over the past several years. We may continue to expand existing brands into new international markets. New hotel products or concepts or brand expansions may not be accepted by hotel owners, franchisees or customers and we cannot guarantee the level of acceptance any new brand will have in the development and consumer marketplaces. If new branded hotel products, non-hotel branded concepts or brand expansions are not as successful as we anticipate, we may not recover the costs we incurred in their development or expansion, which could have a material adverse effect on our business, financial condition and results of operations.

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

•fluctuations or loss in value of real estate or potential impairments in the value of our assets due to changes in market conditions and expectations of future hotels revenues and costs of operations in the area in which real estate or assets are located;

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

•risks associated with any mortgage debt, including the possibility of default, fluctuating interest rate levels, particularly in the current interest rate environment, and uncertainties in the availability of replacement financing;

•the inability to rebuild a property that has been damaged or destroyed by casualty, including a climate-related weather event, as a result of governmental regulations or other restrictions;

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

•increased operating costs including energy, insurance, food and beverage, supplies and other operating costs; and

•the relative illiquidity of real estate compared to some other assets.

The negative effect on profitability and cash flow from declines in revenues is more pronounced in owned and leased properties because we, as the owner or lessee, bear the risk of the costs required to own and operate a hotel. Further, during times of economic distress, declining demand and declining earnings often result in declining asset values, and we or our joint ventures may not be able to sell properties or exit leasing arrangements on favorable terms or at all. Accordingly, we may not be able to adjust our owned and leased property portfolio promptly in response to changes in economic or other conditions.

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

We depend heavily upon our information technology systems in the conduct of our business. We develop, own and license or otherwise contract for sophisticated technology systems and services for property management, procurement, finance, human resources, reservations, distribution and the operation of the Hilton Honors guest loyalty program. Such systems are subject to, among other things, damage or interruption from power outages, computer and telecommunications failures, computer viruses, third-party criminal activity including "ransomware" or other malware and natural and man-made disasters. Although we have a cold disaster recovery site in a separate location and cloud backup processes to back up our core reservation, property management, distribution and financial systems, certain of our data center operations are currently located in a single facility or with a single cloud-based provider. Although we continue to renovate and migrate portions of our operations to cloud-based providers while simultaneously building and operating new applications and services with those cloud-based providers, any loss or damage to our primary physical or cloud-based facilities could result in operational disruption and data loss as we transfer production operations to our disaster recovery site or cloud providers. Damage or interruption to our information systems may require a significant investment to update, remediate or replace with alternate systems, and we may suffer interruptions in our operations as a result. In addition, costs and potential problems or interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our systems, including those that may result from our failure to adequately develop, implement and maintain a robust disaster recovery plan and backup systems could severely affect our ability to conduct normal business operations and, as a result, have a material adverse effect on our business operations and financial performance.

We rely on third parties for the performance of a significant portion of our information technology functions worldwide. In particular, our loyalty platform, property management, reservation and distribution systems rely on data communications networks and systems operated by unaffiliated third parties and cloud providers. The success of our business depends in part on maintaining our relationships with these third parties and their continuing ability to perform these functions and services in a timely and satisfactory manner. If we experience a loss or disruption in the provision of any of these functions or services, or they are not performed in a satisfactory manner, we may have difficulty in finding alternate providers on terms favorable to us, in a timely manner or at all, and our business could be adversely affected.

We rely on certain vendors for traditional software and cloud/software-as-a-service operations to maintain and periodically upgrade many of these systems and applications so that they can continue to support our business. The software programs supporting many of our systems were licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner.

We are vulnerable to various risks and uncertainties associated with our websites and mobile applications, including changes in required technology interfaces, website and mobile application downtime and other technical failures, unexpected costs and changes and issues as we upgrade our website software and mobile applications. Additional risks include computer malware, changes in applicable federal, state and international regulations, security breaches, legal claims related to our website operations, e-commerce fulfillment and other consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce website and mobile application sales and have a material adverse effect on our business or results of operations.

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

We are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including costs related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as risks associated with the compromise of our systems collecting such information. Many jurisdictions, including the European Union ("E.U."), the U.K., China and certain states within the U.S., have passed laws that require companies to meet specific requirements regarding the handling of personal data. We collect internal and customer data, including credit card numbers and other personally identifiable information for a variety of important business purposes, including managing our workforce, providing requested products and services and maintaining guest preferences to enhance customer service and for marketing and promotion purposes. We could be exposed to fines, penalties, restrictions, litigation, reputational harm or other expenses, or other adverse effects on our business, due to failure to protect personal data and other sensitive information or failure to maintain compliance with the various U.S. and foreign data collection and privacy laws or with credit card industry standards or other applicable data security standards.

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

Third parties provide us with certain operational and technical services. These third parties may have access to our systems, provide hosting services, or otherwise process data about us or our guests, employees or partners. Any third-party security incident could compromise the integrity or availability of or result in the theft of confidential or otherwise sensitive data, which could negatively impact our operations. Unauthorized access to data and other confidential or proprietary information may be obtained through break-ins, network breaches by unauthorized parties, employee theft or misuse or other misconduct. We rely on the internal processes and controls of third-party software and application vendors to maintain the security of all software code provided to or used by Hilton. Should those vendors fail to secure their products then we are at risk of unintentionally injecting malware into our systems via compromised software code they provide. The occurrence of any of the foregoing could negatively affect our reputation, our competitive position and our financial performance, and we could face lawsuits and potential liability.

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

We rely on a variety of direct marketing techniques, including telemarketing, email and social media marketing and postal mailings, and we are subject to various laws and regulations in the U.S. and internationally that govern marketing and advertising practices. Any further restrictions in laws and court or agency interpretations of such laws, such as the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, the CAN-SPAM Act of 2003, various U.S. state laws, such as the California Privacy Rights Act, international data protection laws, such as the E.U. General Data Protection Regulation ("GDPR"), and laws limiting the cross-border transfer of data that govern these activities or new laws that become effective in the future could adversely affect current or planned marketing activities and cause us to change our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could affect our ability to maintain relationships with our customers and acquire new customers. We also obtain access to names of potential customers from travel service providers or other companies, and we market to some individuals on these lists directly or through other companies’ marketing materials. If access to these lists were prohibited or otherwise restricted, our ability to develop new customers and introduce them to products could be impaired.

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

In addition, although internet travel intermediaries have traditionally competed to attract individual leisure consumers or transient business rather than group business for meetings and events, in recent years they have expanded their business to include marketing to group business and also to corporate transient business. If that growth continues, it could both divert group and corporate transient business away from our hotels and also increase our cost of sales for group and corporate transient business. Consolidation of internet travel intermediaries, or the entry of major internet companies into the internet travel bookings business, also could divert bookings away from our websites and increase our hotels' cost of sales.

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

We manage the Hilton Honors guest loyalty program for all of the brands that we operate. Program members accumulate points primarily based on eligible stays and hotel charges and redeem the points for a range of benefits including free rooms and other items of value. The program is an important aspect of our business and of the affiliation value for hotel owners under management and franchise contracts. System hotels, including, without limitation, third-party hotels under management and franchise contracts, contribute a percentage of the charges incurred by members of the loyalty program for each stay of a program member. In addition to the accumulation of points for future hotel stays at our brands, Hilton Honors arranges with third parties, such as airlines, other transportation services, online vendors, retailers and credit card companies, to sell Hilton Honors points for the use of their customers and/or to allow Hilton Honors members to use or exchange points for products or services made available to loyalty program members by those third parties. Currently, the program benefits are not taxed as income to members. If the program awards and benefits are materially altered, curtailed or taxed such that a material number of Hilton Honors members choose to no longer participate in the program, our business could be adversely affected.

Because we derive a portion of our revenues from operations outside the U.S., the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.

We currently manage, franchise, own or lease hotels and resorts in 123 countries and territories around the world. Our rooms outside the U.S. represented approximately 31 percent, 30 percent and 28 percent of our system-wide rooms for the years ended December 31, 2022, 2021 and 2020, respectively. We expect that our international operations will continue to account for a material portion of our results. As a result, we are subject to the risks of doing business outside the U.S., including:

•rapid changes in governmental, economic or political policy, wars, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation;

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

•the ability to comply with or the effect of complying with complex and changing laws, sanctions, regulations and policies of foreign governments that may affect investments or operations, including foreign ownership restrictions, import and export controls, tariffs, embargoes, increases in taxes paid and other changes in applicable tax laws;

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

Our business operations in countries outside the U.S. are subject to a number of laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act ("FCPA"), as well as trade sanctions administered by the Office of Foreign Assets Control ("OFAC"). Although we have policies in place designed to comply with applicable sanctions, rules and regulations, it is possible that hotels we manage, own or lease in the countries and territories in which we operate may provide services to or receive funds from persons subject to sanctions. Where we have identified potential violations in the past, we have taken appropriate remedial action including filing voluntary disclosures to OFAC. In addition, some of our operations may be subject to the laws and regulations of non-U.S. jurisdictions, including the U.K.’s Bribery Act 2010, which contains significant prohibitions on bribery and other corrupt business activities, and other local anti-corruption laws in the countries and territories in which we conduct operations.

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

In addition, we are subject to a number of modern slavery, human trafficking and forced labor reporting, training and mandatory due diligence laws in various jurisdictions and expect additional statutory regimes to combat these crimes to be enacted in the future. The impact of these laws, such as the U.K's Modern Slavery Act 2015 and the German Supply Chain Due Diligence Act, and similar legislation on hotel operations could increase costs of operations and reduce our profits.

Collective bargaining activity could disrupt our operations, increase our labor costs or interfere with the ability of our management to focus on executing our business strategies.

A significant number of our employees and employees of our hotel owners are covered by collective bargaining agreements and similar agreements, including approximately 30 percent of people employed or managed by us globally. If relationships with our employees or employees of our hotel owners or the unions that represent them become adverse, the properties we manage, franchise, own or lease could experience labor disruptions such as strikes, lockouts, boycotts and public demonstrations. A number of our collective bargaining agreements are in the process of being renegotiated, and, if more employees become unionized, we may be required to negotiate additional collective bargaining agreements in the future. Labor disputes, which may be more likely when collective bargaining agreements are being negotiated, could harm our relationship with our employees or employees of our hotel owners, result in increased regulatory inquiries and enforcement by governmental authorities and deter guests. Further, adverse publicity related to a labor dispute could harm our reputation and reduce customer demand for our services. Labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs and limitations on our ability or the ability of our third-party property owners to take cost saving measures during economic downturns. We do not have the ability to influence the negotiations of collective bargaining agreements covering unionized labor employed by third-party property owners. Increased unionization of our workforce, new labor legislation or changes in regulations could disrupt our operations and our ability to promote services expected by customers, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies.

Labor shortages could restrict our ability to operate our properties or grow our business or result in increased labor costs that could adversely affect our results of operations.

Our success depends in large part on our ability to attract, retain, train, manage and engage employees. The COVID-19 pandemic has negatively affected the labor market for employers. Labor shortages have affected the ability of our hotels to hire or re-hire employees during the ongoing recovery from the downturn caused by the pandemic. Among the factors that caused the labor shortages are the relative reduced appeal of working in the hospitality industry in a downturn, alternatives available in other industries and perceived health and safety concerns. As of December 31, 2022, we employed or managed approximately 159,000 individuals at our managed, owned and leased hotels and corporate offices around the world. If we are unable to attract, retain, train, manage and engage skilled individuals, our ability to staff and operate the hotels that we manage, own and lease could be diminished, which could reduce customer satisfaction, and our ability to manage our corporate business could be adversely affected. In addition, the inability of our franchisees to attract, retain, train, manage and engage skilled employees for the franchised hotels could adversely affect the reputation of our brands. Staffing shortages in various parts of the world also could hinder our ability to grow and expand our businesses. Because payroll costs are a major component of the operating expenses at our owned, leased and managed hotels, as well as our franchised hotels, a shortage of skilled labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations and the results of hotels that we manage on behalf of third-party owners. Additionally, an increase in minimum wage rates could increase costs and reduce profits for us and our franchisees, which could, in turn, lower demand from third-party owners to add hotels to our system. We also face challenges with respect to retaining corporate employees. If we lost the services of one or more senior executives, this could adversely affect strategic relationships, including relationships with third-party hotel owners, significant customers, joint venture partners and vendors, and limit our ability to execute our business strategies.

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

Our IP is also vulnerable to unauthorized copying or use where local law, or lax enforcement of law, may not provide adequate protection. If our trademarks or other IP are improperly used, the value and reputation of the Hilton brands could be harmed. There are times where we may need to resort to litigation to enforce our IP rights. Litigation of this type could be unsuccessful, costly, force us to divert our resources, lead to counterclaims or other claims against us or otherwise harm our business or reputation. In addition, we license certain of our trademarks to third parties. For example, we have granted HGV the right to use certain of our IP in its timeshare business and we grant our franchisees a right to use certain of our IP in connection with their operation of the licensed hotel property. If HGV, a franchisee or other licensee fails to maintain the quality of the goods and services used in connection with the licensed trademarks, our rights to, and the value of, our trademarks could be harmed. Failure to maintain, control and protect our trademarks and other IP could likely adversely affect our ability to attract guests or third-party owners, and could adversely affect our results.

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

Conducting business in currencies other than the U.S. dollar ("USD") subjects us to fluctuations in foreign currency exchange rates that could have a negative effect on our financial results. We earn revenues and incur expenses in foreign currencies as part of our operations outside of the U.S. As a result, fluctuations in foreign currency exchange rates may significantly increase the amount of USD required for foreign currency denominated expenses or significantly decrease the USD received from foreign currency denominated revenues. We also have exposure to currency translation risk because, generally, the results of our business outside of the U.S. are reported in local currencies and then translated to USD for inclusion in our consolidated financial statements. As a result, changes between the foreign currency exchange rates and the USD will affect the recorded amounts of our foreign assets, liabilities, revenues and expenses and could have a negative effect on our financial results. Our exposure to foreign currency exchange rate fluctuations will grow if the relative contribution of our operations outside the U.S. increases.

To mitigate foreign currency exposure, we may enter into foreign exchange derivatives with financial institutions. However, these derivatives may not eliminate foreign currency exchange rate risk entirely and involve costs and risks of their own in the form of transaction costs, credit requirements, interest rate differentials and counterparty risk.

If the insurance that we or our owners carry does not sufficiently cover damage or other potential losses or liabilities to third parties involving properties that we manage, franchise, own or lease, our profits could be reduced.

We operate in certain areas where the risk of natural or climate-related disaster or other catastrophic losses exists, and the occasional incidence of such an event could cause substantial damage to us, our owners or the surrounding area. We carry, and/or we require our owners to carry, insurance from solvent insurance carriers that we believe is adequate for foreseeable first-party and third-party losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control, such as the natural, climate-related and man-made disasters that occurred in recent years, could limit the scope of the insurance coverage that we and our owners can obtain or may otherwise restrict our or our owners' ability to buy insurance coverage at reasonable rates. We anticipate increased costs of property, general liability and excess liability insurance across the portfolio in 2023 due to the significant losses that insurers suffered globally in recent years. In the event of a substantial loss, the insurance coverage that we and/or our owners carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property. Additionally, certain types of losses may be uninsurable or prohibitively expensive to insure. In addition, other types of losses or risks that we may face could fall outside of the general coverage terms and limits of our policies.

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

In some cases, these factors could result in certain losses being completely uninsured. As a result, we or owners of hotels that we manage or franchise could lose some or all of the capital we or they have invested in a property, as well as the anticipated future revenues, profits, management fees or franchise fees from the property.

Climate change could adversely affect our business.

As an operator and franchisor of hotel properties in 123 countries, we are subject to the physical effects of climate change, including sea level rise, droughts and intensified storms and other weather events. Damage to our hotels resulting from the physical effects of climate change could lower demand for travel to certain locales and affect the performance of certain of our hotels, which could in turn have a negative impact on our results of operations.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to ESG matters, that could expose us to numerous risks.

We are subject to the evolving rules and regulations with respect to ESG matters of a number of governmental and self-regulatory bodies and organizations, including the SEC, the New York Stock Exchange ("NYSE") and the Financial Accounting Standards Board, that could make compliance more difficult and uncertain. In addition, regulators, guests, investors, employees and other stakeholders are increasingly focused on ESG matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention to comply with or meet those regulations and expectations. Developing and acting on ESG initiatives and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming. Further, ESG related information is subject to evolving reporting standards, including the SEC's proposed climate-related reporting requirements. Our ESG initiatives and goals could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy or completeness of our ESG disclosures. Further, statements about our ESG related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, our reputation and financial results could be adversely affected.

Legal and Regulatory Risks

Governmental regulation may adversely affect the operation of our properties.

In many jurisdictions, the hospitality industry is subject to extensive foreign or U.S. federal, state and local governmental regulations, including those relating to the service of alcoholic beverages, the preparation and sale of food and those relating to building and zoning requirements. We are also subject to licensing and regulation by foreign or U.S. state and local departments relating to health, sanitation, fire and safety standards, and to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions status and citizenship requirements. These requirements are complex and subject to frequent revision, with changes at the U.S. federal level often accompanying new U.S. presidential administrations. We or our third-party owners may be required to expend funds to meet foreign or U.S. federal, state and local regulations in connection with the construction, continued operation or remodeling of certain of our properties. The failure to meet the requirements of applicable regulations and licensing requirements, or publicity resulting from actual or alleged failures, could have an adverse effect on our results of operations. For instance, in 2010, we entered into a settlement with the U.S. Department of Justice related to compliance with the Americans with Disabilities Act ("ADA"). Although the bulk of our obligations under this settlement expired in 2015, certain managed and franchised hotels remain under an obligation to remove architectural barriers at their facilities. We have an obligation to have an independent consultant to monitor those barrier removal efforts. If we fail to comply with any of the requirements of the ADA, we could be subject to fines, penalties, injunctive action, reputational harm, guest, advocacy group or employee lawsuits, and other business effects that could materially and negatively affect our performance and results of operations.

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

We are subject to ongoing and periodic tax audits and disputes in U.S. federal and various state, local and foreign jurisdictions. In particular, our consolidated U.S. federal income tax returns for the fiscal years ended December 31, 2011 through December 31, 2018 are actively under audit by the Internal Revenue Service ("IRS"). The IRS previously proposed material increases to our income tax liability related to our Hilton Honors guest loyalty program through the tax year ended December 31, 2013, which we resolved through a settlement. The taxation of the Hilton Honors program continues to be subject to audit. We may in the future be assessed tax on issues similar to those which were resolved through the 2013 tax year, and the amounts of any such future assessments may be material. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely affecting our financial condition or results of operations.

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

Risks Related to Our Indebtedness

Our substantial indebtedness and other contractual obligations could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts, and could require us to divert our cash flows from operations to make required debt or interest payments.

We have a significant amount of indebtedness. As of December 31, 2022, our total indebtedness, excluding the deduction for unamortized deferred financing costs and discount, was approximately $8.8 billion, and our contractual debt maturities of our long-term debt for the years ending December 31, 2023, 2024 and 2025 are $39 million, $33 million and $526 million, respectively. Our substantial debt and other contractual obligations could have important consequences, including:

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

In December 2022, we amended the credit agreement that governs our senior secured credit facilities to reference the Secured Overnight Financing Rate ("SOFR") as the primary benchmark rate for our variable-rate indebtedness under this agreement in lieu of the London Interbank Offered Rate ("LIBOR"). SOFR is a relatively new reference rate with a limited history, and changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates. As a result, the amount of interest we may pay on our variable-rate indebtedness may be difficult to predict.

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

Our ability to make payments on our indebtedness, to fund planned capital expenditures, to pay future dividends, if any, to our stockholders and repurchase our common stock will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives.

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

Our dividend policy may change at any time without notice to our stockholders. As a result of the COVID-19 pandemic, we suspended payment of our quarterly cash dividend to holders of our common stock beginning in 2020, but resumed our quarterly dividend payments in June 2022. The declaration and payment of any future dividends is at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, limitations imposed by our indebtedness, legal requirements and other factors that our board of directors deems relevant. If we were to cease dividend payments, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than that which you paid for it.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

Hotel Properties

Joint Venture Hotels

As of December 31, 2022, we had a minority or noncontrolling financial interest in the entities that own or lease the following 5 properties, representing 2,244 rooms, and we manage each of the hotels for these entities. We have a right of first refusal to purchase additional equity interests in certain of these joint ventures.

Property	Location	Ownership Percentage	Rooms
Conrad Hotels & Resorts
Conrad Cairo	Cairo, Egypt	10%	614
Hilton Hotels & Resorts
Hilton Tokyo Bay	Urayasu-shi, Japan	24%	828
Hilton Nagoya	Nagoya, Japan	24%	460
Hilton Mauritius Resort & Spa	Flic-en-Flac, Mauritius	20%	193
Hilton Imperial Dubrovnik	Dubrovnik, Croatia	18%	149

Leased Hotels

As of December 31, 2022, we leased the following 47 hotels, representing 15,368 rooms.

Property	Location	Rooms
Waldorf Astoria Hotels & Resorts
Rome Cavalieri, Waldorf Astoria Hotels & Resorts	Rome, Italy	370
Waldorf Astoria Amsterdam	Amsterdam, Netherlands	93
Conrad Hotels & Resorts
Conrad Osaka	Osaka, Japan	164
Hilton Hotels & Resorts
Hilton Tokyo(1)	(Shinjuku-ku) Tokyo, Japan	830
Ramses Hilton	Cairo, Egypt	811
Hilton Vienna	Vienna, Austria	663
Hilton London Kensington	London, United Kingdom	601
Hilton Osaka(1)	Osaka, Japan	562
Hilton Tel Aviv	Tel Aviv, Israel	560
Hilton Istanbul Bosphorus	Istanbul, Turkiye	500
Hilton Munich Park	Munich, Germany	484
Hilton Munich City	Munich, Germany	483
London Hilton on Park Lane	London, United Kingdom	453
Hilton Diagonal Mar Barcelona	Barcelona, Spain	433
Hilton Mainz	Mainz, Germany	431
Hilton Trinidad & Conference Centre	Port of Spain, Trinidad	405
Hilton London Heathrow Airport	London, United Kingdom	398
Hilton Addis Ababa	Addis Ababa, Ethiopia	372
Hilton Vienna Danube Waterfront	Vienna, Austria	367
Hilton Frankfurt	Frankfurt, Germany	342
Hilton Sandton	Sandton, South Africa	329
Hilton Glasgow	Glasgow, United Kingdom	322
Hilton Milan	Milan, Italy	320
Hilton Brisbane	Brisbane, Australia	319
The Waldorf Hilton, London	London, United Kingdom	298
Hilton Cologne	Cologne, Germany	296

(continued on next page)

Property	Location	Rooms
Hilton Stockholm Slussen	Stockholm, Sweden	289
Hilton Madrid Airport	Madrid, Spain	284
Hilton London Canary Wharf	London, United Kingdom	282
Hilton Amsterdam	Amsterdam, Netherlands	271
Hilton Newcastle Gateshead	Newcastle Upon Tyne, United Kingdom	254
Hilton Vienna Plaza	Vienna, Austria	254
Hilton London Tower Bridge	London, United Kingdom	248
Hilton Antwerp Old Town	Antwerp, Belgium	210
Hilton Reading	Reading, United Kingdom	210
Hilton Leeds City	Leeds, United Kingdom	208
Hilton Watford	Watford, United Kingdom	200
Hilton Nottingham	Nottingham, United Kingdom	176
Hilton London Croydon	Croydon, United Kingdom	168
Hilton Cobham	Cobham, United Kingdom	158
Hilton Paris La Defense	Paris, France	153
Hilton East Midlands Airport	Derby, United Kingdom	152
Hilton Northampton	Northampton, United Kingdom	139
Hilton London Hyde Park	London, United Kingdom	136
Hilton York	York, United Kingdom	131
Hilton Mainz City	Mainz, Germany	127
Hilton Puckrup Hall, Tewkesbury	Tewkesbury, United Kingdom	112
____________
(1)We own a controlling financial interest, but less than a 100 percent interest, in the entity that leases the property.

Corporate Headquarters and Regional Offices

Our corporate headquarters is located at 7930 Jones Branch Drive, McLean, Virginia 22102, which is under a lease agreement that expires in April 2037. We also own or lease corporate offices or centralized operations centers in Memphis, Tennessee; Glasgow, Scotland (Europe); Watford, England (Europe); Dubai, United Arab Emirates (Middle East and Africa); Singapore (Asia Pacific); Tokyo, Japan; Shanghai, China; and Mexico City, Mexico. Additionally, we have support operations and other commercial services at a leased office in Addison, Texas. We believe that our existing office properties are in good condition and are sufficient and suitable for the conduct of our business. In the event we need to expand our operations, or upon expiration of our current leases, we believe that suitable space will be available on commercially reasonable terms.

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

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities

Market Information and Dividends

Our common stock is listed for trading on the NYSE under the symbol "HLT." As of December 31, 2022, there were seven holders of record of our common stock, which does not include a substantially greater number of beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

In June 2022, we resumed payment of our regular quarterly cash dividends, which we had suspended in 2020 as a result of the COVID-19 pandemic, and we expect to continue paying regular cash dividends on a quarterly basis. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors, whose decision will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries.

Performance Graph

The following graph compares Hilton's cumulative total stockholder return since December 31, 2017 with the Standard and Poor's ("S&P") 500 Index ("S&P 500") and the S&P Hotels, Resorts & Cruise Lines Index ("S&P Hotel"). The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2017 and that all dividends and other distributions were reinvested. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Hilton	$100.00	$90.61	$140.84	$141.59	$198.51	$161.40
S&P 500	100.00	93.76	120.84	140.49	178.27	143.61
S&P Hotel	100.00	80.63	108.59	80.08	95.97	72.56

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended December 31, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
October 1, 2022 to October 31, 2022	1,253,085	$125.71	1,253,085	$972
November 1, 2022 to November 30, 2022	1,157,159	136.13	1,157,159	3,314
December 1, 2022 to December 31, 2022	1,404,298	132.47	1,404,298	3,128
Total	3,814,542	131.36	3,814,542
____________
(1)Includes commissions paid.
(2)In November 2022, our board of directors authorized the repurchase of an additional $2.5 billion of our common stock under our stock repurchase program, which was initially announced in February 2017 and subsequently increased in November 2017, February 2019 and March 2020. As such, our stock repurchase program allows for the repurchase of up to a total of $8 billion of our common stock. Under this publicly announced program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.         [Reserved]

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

For the discussion of the financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, refer to "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 16, 2022, which is incorporated herein by reference.

COVID-19 Pandemic

The COVID-19 pandemic significantly affected the global economy and strained the hospitality industry beginning in 2020. Since the beginning of the pandemic, the pervasiveness and severity of travel restrictions and stay-at-home directives have varied by country and state; however, as of December 31, 2022, most of the countries we operate in had eased or completely lifted such restrictions. While the pandemic negatively affected certain of our results for the years ended December 31, 2022 and 2021, we have experienced strong signs of recovery since early 2021, with comparable system-wide RevPAR in the third and fourth quarters of 2022 exceeding levels achieved in the same periods in 2019. Although all periods included in our consolidated financial statements presented in this Form 10-K were impacted by the COVID-19 pandemic, none of these periods are considered comparable, and no periods affected by the pandemic are expected to be comparable to future periods.

Overview

Our Business

Hilton is one of the largest hospitality companies in the world, with 7,165 properties comprising 1,127,430 rooms in 123 countries and territories as of December 31, 2022. Our premier brand portfolio includes: our luxury hotel brands, Waldorf Astoria Hotels & Resorts, LXR Hotels & Resorts and Conrad Hotels & Resorts; our lifestyle hotel brands, Canopy by Hilton, Curio Collection by Hilton, Tapestry Collection by Hilton, Tempo by Hilton and Motto by Hilton; our full service hotel brands, Signia by Hilton, Hilton Hotels & Resorts and DoubleTree by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton and Tru by Hilton; our all-suites hotel brands, Embassy Suites by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; our new premium economy brand, Spark by Hilton, launched in January 2023; and our timeshare brand, Hilton Grand Vacations. As of December 31, 2022, we had 152 million members in our award-winning guest loyalty program, Hilton Honors, a 19 percent increase from December 31, 2021.

Segments and Regions

We analyze our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments that are based on similar products and services: (i) management and franchise; and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our IP. Revenues from this segment include: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from our strategic partners, including co-branded credit card providers, and HGV for the right to use our IP; and (iii) fees for managing hotels in our ownership segment. As a manager of hotels, we typically are responsible for supervising or operating the hotel in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservation system, marketing and information technology services, while a third party manages or operates such franchised hotels. The ownership segment primarily derives revenues from nightly hotel room sales, food and beverage sales and other services at our consolidated owned and leased hotels.

Geographically, we conduct business through three distinct geographic regions: (i) the Americas; (ii) EMEA; and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S., which represented 69 percent of our system-wide hotel rooms as of December 31, 2022, is included in the Americas region, it is often analyzed separately and apart from the Americas region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

System Growth and Development Pipeline

Our strategic objectives include the continued expansion of our global hotel network, as well as of our fee-based business. As we enter into new management and franchise contracts, we expand our business with limited or no capital investment by us as the manager or franchisor, since the capital required to build and maintain hotels is typically provided by the third-party owner of the hotel with whom we contract to provide management services or license our IP. Prior to approving the addition of new hotels to our management and franchise development pipeline, we evaluate the economic viability of the hotel based on its geographic location, the credit quality of the third-party owner and other factors. By increasing the number of management and franchise contracts with third-party owners, over time we expect to increase revenues, overall return on invested capital and cash available to support our business needs. See further discussion on our cash management policy, as detailed in "—Liquidity and Capital Resources." While these objectives have not changed as a result of the COVID-19 pandemic, the current economic environment has posed certain challenges to the execution of our growth strategy, which have included and may continue to include delays in openings and new development.

In addition to our current hotel portfolio, we are focused on the growth of our business by expanding our global hotel network through our development pipeline, which represents hotels that we expect to add to our system in the future. The following table summarizes our development activity:

	As of or for the Year Ended December 31, 2022
	Hotels	Rooms(1)
Hotel system
Openings	355	58,200
Net additions(2)	308	48,300

Development pipeline(3)
Additions	664	89,900
Count as of period end(4)	2,821	416,400
____________
(1)Rounded to the nearest hundred.
(2)Represents room additions, net of rooms removed from our system, during the period, which contributed to net unit growth for the year ended December 31, 2022 of 4.7 percent.
(3)Hotels in our system were under development throughout 118 countries and territories, including 30 countries and territories where we did not currently have any existing hotels.
(4)In our development pipeline, as of December 31, 2022, 205,400 of the rooms were under construction and 243,500 of the rooms were located outside of the U.S. Nearly all of the rooms in our development pipeline will be in our management and franchise segment. We do not consider any individual development project to be material to us.

Principal Components and Factors Affecting our Results of Operations

Revenues

Principal Components

We primarily derive our revenues from the following sources:

•Franchise and licensing fees. Represents fees earned in connection with the licensing of one of our brands, as well as fees from licensing agreements to use our IP. Under our long-term franchise contracts with hotel owners, franchisees typically pay us franchise fees that include: (i) monthly royalty fees, generally based on a percentage of the hotel's monthly gross room revenue, and, in some cases, may also include a percentage of gross food and beverage revenues and other revenues, as applicable; and (ii) application, initiation and other fees for when new hotels enter the system, when there is a change of ownership of a hotel or when contracts with properties already in our system are extended. Consideration provided to incentivize hotel owners to enter into franchise contracts with us is amortized over the life of the applicable contract as a reduction to franchise and licensing fees. Our non-hotel licensing agreements, for which we receive licensing fees, are predominantly with strategic partners, including co-branded credit card providers, and HGV.

•Base and incentive management fees. Represents fees earned in connection with the management of hotels. Terms of our management contracts vary, but our fees generally consist of a base fee, which is typically based on a percentage of the hotel's monthly gross revenue and, when applicable, an incentive fee, which is typically based on a percentage of the hotel's operating profits, normally over a one-calendar year period, and, in some cases, may be subject to a stated return threshold to the hotel owner. Outside of the U.S., our fees are often more dependent on hotel profitability measures, either because of a single management fee structure where the entire fee is an incentive fee, or because our two-tier fee structure is more heavily weighted toward the incentive fee than the base fee. Consideration provided to incentivize hotel owners to enter into management contracts with us is amortized over the life of the applicable contract as a reduction to base and other management fees.

•Owned and leased hotels. Represents revenues derived from the operations of our consolidated owned and leased hotels, including hotel room sales, accommodations sold in conjunction with other services, food and beverage sales and other ancillary goods and services. These revenues are primarily derived from two categories of customers: transient and group. Transient guests are individual travelers who are traveling for business or leisure. Group guests are traveling for group events that reserve rooms for meetings, conferences or social functions, which may be sponsored by corporate, social, military, educational, religious or other organizations or associations. Group business usually includes a block of room accommodations, as well as other ancillary services, such as meetings facilities and catering and banquet services. A majority of our food and beverage sales and other ancillary goods and services are provided to customers who are also occupying rooms at our hotels. As a result, occupancy affects all components of our owned and leased hotels revenues.

•Other revenues. Represents revenues generated by the incidental support of hotel operations for owned, leased, managed and franchised hotels, including our purchasing operations, and other operating income.

•Other revenues from managed and franchised properties. Represents amounts that are contractually reimbursed to us by hotel owners, either directly as costs are incurred or indirectly through monthly program fees related to certain costs and expenses supporting the operations of the related properties. The direct reimbursements by hotel owners are primarily for payroll and related costs if the property employees are legally employed by us and certain other operating costs of the managed properties' operations. We have no legal responsibility for the employees or the liabilities associated with operating franchised properties or certain of our managed properties, predominately those located outside of the U.S. Revenues and expenses for these direct reimbursements have no net effect on operating income (loss) or net income (loss). The monthly program fee that is paid by hotel franchisees and property owners of hotels that we manage is based on the underlying hotel's sales or usage, as reimbursement for the costs related to our: (i) advertising and marketing programs; (ii) internet, technology and reservation systems; and (iii) quality assurance programs. Other revenues from managed and franchised properties also includes revenues related to our Hilton Honors guest loyalty program, which are primarily derived from payments from hotel franchisees and third-party owners of hotels we manage that participate in the program, as well as co-branded credit card providers. We are contractually required to use these fees that we collect solely for these programs.

Factors Affecting our Revenues

The following factors affect the revenues we derive from our operations:

•Consumer demand and global economic conditions. Consumer demand for our products and services, as well as the products and services of the third parties from which we earn licensing fees, is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Among other factors, declines in consumer demand due to adverse general economic conditions, risks reducing or otherwise negatively affecting travel patterns, lower consumer confidence and adverse political conditions can reduce the amount of management and franchise fee revenues we are able to generate and/or reduce the revenues and profitability of the operations of our owned and leased hotels. Further, competition for hotel guests and the supply of hotel services affect our ability to sustain or increase rates charged to customers of our hotels. As a result of the COVID-19 pandemic, several of these factors, as well as health and safety concerns, had a significant effect on global economic conditions and consumer demand for our products and services; however, we have experienced significant recovery in demand during 2022. Also, declines in hotel profitability during an economic downturn directly affect the incentive portion of our management fees, which is based on hotel profitability measures. As a result, changes in consumer demand and general business cycles have historically subjected, are currently subjecting and could in the future subject our revenues to significant volatility.

•Contracts with third-party hotel owners and franchisees and relationships with developers. We depend on our long-term management and franchise contracts with third-party hotel owners and hotel franchisees for our management and franchise fee revenues. The success and sustainability of our management and franchise business depends on our ability to perform under our management and franchise contracts and maintain good relationships with third-party hotel owners and franchisees. Our relationships with these third parties allow us to maintain our current presence as contracts mature and also generate new incremental opportunities for property development that can support our growth. Growth and maintenance of our hotel system and earning fees related to hotels in development are dependent on the ability of developers and owners to access capital for the development, maintenance and renovation of properties. We believe that we generally have good relationships with our third-party hotel owners, franchisees and developers and are committed to the continued growth and development of these relationships. These relationships exist with a diverse group of owners, franchisees and developers and are not significantly concentrated with any one particular third party.

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

•Depreciation and amortization. These are non-cash expenses that primarily consist of: (i) amortization of intangible assets that were recorded at their fair value at the time of the 2007 transaction whereby we became a wholly owned subsidiary of affiliates of Blackstone Inc. (the "Merger"), which primarily include values assigned to management contracts, leases and our Hilton Honors guest loyalty program intangible asset; (ii) amortization of capitalized software costs; and (iii) depreciation and amortization of property and equipment, including our finance lease right-of-use ("ROU") assets, such as buildings and furniture and equipment that are used in corporate operations or at our consolidated owned and leased hotels.

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

•Other expenses from managed and franchised properties. Represents certain costs and expenses that are contractually reimbursed to us by hotel owners for payroll and related costs for properties that we manage where the property employees are legally employed by us, or paid from program fees collected from properties for certain other operating costs of the managed properties' operations, including those related to our brands and shared services programs. We are contractually required to use these fees solely for these programs. We have no legal responsibility for the employees or the liabilities associated with operating franchised properties or certain of our managed hotels, predominately those located outside of the U.S. Other expenses from managed and franchised properties also includes expenses for the operation of our Hilton Honors guest loyalty program.

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

Other Items

Effect of foreign currency exchange rate fluctuations

Significant portions of our operations are conducted in functional currencies other than our reporting currency, which is USD, and we have assets and liabilities, including those that are payable or receivable by consolidated subsidiaries, denominated in a variety of foreign currencies. As a result, we are required to translate the results of those operations, assets and liabilities from their functional currency into USD at market-based foreign currency exchange rates for each reporting period. When comparing our results of operations between periods, there may be material portions of the changes in our revenues or expenses that are derived from fluctuations in foreign currency exchange rates experienced between those periods. We hedge foreign currency exchange-based cash flow variability of certain of our fees using forward contracts designated as hedging instruments. We also hold short-term forward contracts to offset exposure to fluctuations in certain of our foreign currency denominated cash balances and intercompany financing arrangements, and we have not currently elected to designate these forward contracts as hedging instruments.

Seasonality

The hospitality industry is seasonal in nature. The periods during which our properties experience higher or lower levels of demand vary from property to property, depending principally upon their location, type of property and competitive mix within the specific location. While results were less predictable as a result of COVID-19 and related travel restrictions, based on historical results, we generally expect our revenues to be lower in the first quarter of each year than in each of the three subsequent quarters.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results were not available. Of the 7,085 hotels in our system as of December 31, 2022, 5,797 hotels were classified as comparable hotels. Our 1,288 non-comparable hotels included 272 hotels, or less than four percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, business interruption, underwent large-scale capital projects or comparable results were otherwise not available.

When considering business interruption in the context of our definition of comparable hotels, no hotel that had completely or partially suspended operations on a temporary basis at any time as a result of the COVID-19 pandemic was excluded from the definition of comparable hotels on that basis alone. Despite these temporary suspensions of hotel operations, we believe that including these hotels within our hotel operating statistics of occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR"), if they would have otherwise been included, reflects the underlying results of our business for the years ended December 31, 2022 and 2021.

Occupancy

Occupancy represents the total number of room nights sold divided by the total number of room nights available at a hotel or group of hotels for a given period. Occupancy measures the utilization of available capacity at a hotel or group of hotels. Management uses occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help management determine achievable ADR pricing levels as demand for hotel rooms increases or decreases.

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

References to occupancy, ADR and RevPAR are presented on a comparable basis, based on the comparable hotels as of December 31, 2022, and references to ADR and RevPAR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the years ended December 31, 2022 and 2021 or 2019 use the foreign currency exchange rates used to translate the results of the Company's foreign operations within its consolidated financial statements for the year ended December 31, 2022.

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

We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) these measures are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions; and (ii) these measures are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry. Additionally, these measures exclude certain items that can vary widely across different industries and among competitors within our industry. For instance, interest expense and income taxes are dependent on company specifics, including, among other things, capital structure and operating jurisdictions, respectively, and, therefore, could vary significantly across companies. Depreciation and amortization expenses, as well as amortization of contract acquisition costs, are dependent upon company policies, including the method of acquiring and depreciating assets and the useful lives that are assigned to those depreciating or amortizing assets for accounting purposes. For Adjusted EBITDA, we also exclude items such as: (i) FF&E replacement reserves for leased hotels to be consistent with the treatment of capital expenditures for property and equipment, where depreciation of such capitalized assets is reported within depreciation and amortization expenses; (ii) share-based compensation, as this could vary widely among companies due to the different plans in place and the usage of them; (iii) the net effect of our cost reimbursement revenues and reimbursed expenses, as we contractually do not operate the related programs to generate a profit over the terms of the respective contracts; and (iv) other items, such as amounts related to debt restructurings and debt retirements and reorganization and related severance costs, that are not core to our operations and are not reflective of our operating performance.

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

Results of Operations
The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Year Ended	Change
	December 31, 2022	2022 vs. 2021
U.S.
Occupancy	69.9%	8.8%	pts.
ADR	$157.44	19.3%
RevPAR	$110.09	36.5%

Americas (excluding U.S.)
Occupancy	63.8%	20.6%	pts.
ADR	$138.55	28.5%
RevPAR	$88.44	89.8%

Europe
Occupancy	67.0%	25.6%	pts.
ADR	$147.00	43.8%
RevPAR	$98.51	132.5%

MEA
Occupancy	66.6%	14.6%	pts.
ADR	$154.57	21.7%
RevPAR	$102.99	56.0%

Asia Pacific
Occupancy	53.2%	2.4%	pts.
ADR	$103.73	13.8%
RevPAR	$55.17	19.1%

System-wide
Occupancy	67.5%	10.3%	pts.
ADR	$151.01	20.6%
RevPAR	$101.90	42.5%

We experienced significant improvement in our results during the year ended December 31, 2022 with the continued recovery of the travel and hospitality industry from the COVID-19 pandemic and the rebound of cross-border international travel. On a regional basis, the Europe region had the most significant improvement when compared to 2021, with continental Europe leading the region with meaningful increases in both ADR and occupancy. Further, despite the impact of the limited demand in China due to prolonged travel restrictions, the remainder of the APAC region demonstrated a strong recovery, particularly during the second half of the year. Overall, leisure transient was the primary driver of improved performance during the year, but all customer segments, including business and group travel, contributed to our recovery.

On a system-wide basis, our recovery was particularly strong during the second half of 2022, driven by an upward trend in both ADR and occupancy. The third quarter of 2022 was the first period since the beginning of the pandemic that system-wide RevPAR on a comparable and currency neutral basis exceeded system-wide RevPAR for the same period in 2019, and system-wide RevPAR for the fourth quarter of 2022 also exceeded the same period in 2019. During the year ended December 31, 2022 as compared to 2019, RevPAR was down 1.3 percent due to a decrease in occupancy of 6.2 percentage points, partially offset by an increase in ADR of 7.8 percent. All regions showed improvement in ADR during the year ended December 31, 2022 when compared to 2019, with the exception of Asia Pacific, primarily as a result of limitations on travel in China.

The table below provides a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2022	2021
	(in millions)
Net income	$1,257	$407
Interest expense	415	397
Income tax expense	477	153
Depreciation and amortization expenses	162	188
EBITDA	2,311	1,145
Loss on sales of assets, net	—	7
Loss (gain) on foreign currency transactions	(5)	7
Loss on debt extinguishment	—	69
FF&E replacement reserves	54	48
Share-based compensation expense	162	193
Amortization of contract acquisition costs	38	32
Net other expenses from managed and franchised properties	39	110
Other adjustments(1)	—	18
Adjusted EBITDA	$2,599	$1,629
____________
(1)Amount for the year ended December 31, 2022 was less than $1 million and includes net losses (gains) related to certain of Hilton's investments in unconsolidated affiliates. Amount for the year ended December 31, 2021 includes costs recognized for certain legal settlements. All periods include severance and other items.

Revenues

	Year Ended December 31,		Percent Change
	2022	2021	2022 vs. 2021
	(in millions)
Franchise and licensing fees	$2,068	$1,493	38.5

Base and other management fees	$294	$176	67.0
Incentive management fees	196	98	100.0
Total management fees	$490	$274	78.8

During the year ended December 31, 2022, revenue recognized from fees increased primarily as a result of improved demand for travel and tourism, including the ability and desire of our customers to travel, due to the ongoing recovery that began in early 2021 from the negative impacts of the COVID-19 pandemic.

Accordingly, on a comparable basis, franchise and management fees increased as a result of increases in RevPAR of 34.8 percent and 69.0 percent at our comparable franchised and managed properties, respectively. These increases were a result of increased occupancy of 8.7 percentage points and 15.0 percentage points, respectively, and increased ADR of 18.0 percent and 27.1 percent, respectively.

Further, as new hotels enter our system, we expect such hotels to increase our franchise and management fees. Including new development and ownership type transfers, from January 1, 2021 to December 31, 2022, we added over 670 franchised and managed properties on a net basis, providing an additional 105,300 rooms to our management and franchise segment, which also contributed to the increases in franchise and management fees.

The rise in travel and tourism and increased overall consumer spending during the year ended December 31, 2022 also contributed to a significant increase in licensing and other fees from our strategic partnerships and HGV. Increased fees from our strategic partnerships resulted from new cardholder acquisitions, as well as increased cardholder spend under our co-branded credit card arrangements and increased fees from HGV resulted from increased timeshare revenues, which, in addition to the recovery from the pandemic, were attributable to the increase in timeshare properties in our system during the period.

Incentive management fees increased as they are based on hotels' operating profits, which have improved from the prior year as a result of increased demand in line with the recovery from the COVID-19 pandemic and higher revenues driving higher managed hotel profits.

	Year Ended December 31,		Percent Change
	2022	2021	2022 vs. 2021
	(in millions)
Owned and leased hotels revenues	$1,076	$598	79.9

The increase in owned and leased hotels revenues included increases of $489 million and $74 million, on a currency neutral basis, from our comparable and non-comparable owned and leased hotels, respectively, which were partially offset by an $85 million decrease as a result of unfavorable fluctuations in foreign currency exchange rates. The currency neutral increase in revenues from our comparable leased hotels was primarily the result of increased RevPAR of 168.2 percent, due to increases in occupancy of 30.8 percentage points and ADR of 34.1 percent, reflective of the ongoing recovery from the COVID-19 pandemic, which was particularly strong during 2022 in Europe where the majority of our leased properties are located. The currency neutral increase in revenues from our non-comparable owned and leased hotels, which also benefited from an increase in RevPAR, was partially offset by a $35 million decrease, on a currency neutral basis, from properties which were sold or for which the lease agreements were terminated during 2021.

	Year Ended December 31,		Percent Change
	2022	2021	2022 vs. 2021
	(in millions)
Other revenues	$102	$79	29.1

The increase in other revenues was primarily due to increased revenues from our purchasing operations related to improved hotel demand resulting from the rise in travel and tourism during 2022.

Operating Expenses

	Year Ended December 31,		Percent Change
	2022	2021	2022 vs. 2021
	(in millions)
Owned and leased hotels expenses	$999	$679	47.1

The increase in owned and leased hotels expenses included increases of $358 million and $49 million, on a currency neutral basis, from our comparable and non-comparable owned and leased hotels, respectively, which were partially offset by a $87 million decrease as a result of favorable fluctuations in foreign currency exchange rates. The currency neutral increase in expenses from our non-comparable owned and leased hotels was net of a $30 million currency neutral decrease from properties which were sold or for which the lease agreements were terminated during 2021.

Our owned and leased hotels had currency neutral increases in certain operating expenses as a result of increased occupancy, including labor costs, utilities and variable rent, which is generally based on a percentage of hotel revenues or profits, which increased in line with the recovery from the COVID-19 pandemic. Additionally, we incurred increased expenses related to FF&E replacement reserves, which are generally computed as a percentage of hotel revenues.

	Year Ended December 31,		Percent Change
	2022	2021	2022 vs. 2021
	(in millions)
Depreciation and amortization expenses	$162	$188	(13.8)
General and administrative expenses	382	405	(5.7)
Other expenses	60	45	33.3

The decrease in depreciation and amortization expenses was primarily due to a decrease in amortization expense, driven by the full amortization of certain software project costs during 2021 and 2022.

The decrease in general and administrative expenses was primarily due to continued cost control and decreased share-based compensation expense, as well as costs recognized during the year ended December 31, 2021 for certain legal settlements, for which no such expenses were recognized during 2022.

The increase in other expenses was primarily due to higher volume in our purchasing operations related to improved hotel demand.

Non-operating Income and Expenses

	Year Ended December 31,		Percent Change
	2022	2021	2022 vs. 2021
	(in millions)
Interest expense	$(415)	$(397)	4.5
Gain (loss) on foreign currency transactions	5	(7)	NM(1)
Loss on debt extinguishment	—	(69)	(100.0)
Other non-operating income, net	50	23	NM(1)
Income tax expense	(477)	(153)	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The increase in interest expense included increases related to the interest rate increase on the variable rate senior secured term loan facility (the "Term Loan") during the period and the amortization of previously dedesignated interest rate swaps. These increases were partially offset by a decrease related to our senior secured revolving credit facility (the "Revolving Credit Facility"), which was partially drawn during 2021, but was fully repaid as of June 30, 2021 with no outstanding balance for the remainder of 2021 or at all during 2022, as well as a decrease resulting from the February 2021 issuance of new senior unsecured notes and the use of such proceeds for the redemption of previously outstanding senior unsecured notes, which reduced the weighted average interest rate on our outstanding senior unsecured notes. See Note 8: "Debt" in our consolidated financial statements for additional information on our indebtedness and the associated interest rates.

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

Other non-operating income, net consists of interest income, equity in earnings (losses) from unconsolidated affiliates, certain components of net periodic pension cost or credit related to our employee defined benefit pension plans and other non-operating gains and losses. The increase in other non-operating income, net was primarily due to an $11 million gain recognized during the year ended December 31, 2022 resulting from the remeasurement of certain investments in unconsolidated affiliates, as well as an increase in interest income due to increases in interest rates during the period.

The increase in income tax expense was primarily attributable to the increase in income before income taxes. Further, during the year ended December 31, 2021, we recognized tax benefits as a result of the change in tax rate implemented as part of the United Kingdom's Finance Act 2021. For additional information, see Note 12: "Income Taxes" in our consolidated financial statements.

Segment Results

Refer to Note 17: "Business Segments" in our consolidated financial statements for reconciliations of revenues for our reportable segments to consolidated total revenues and of segment operating income to consolidated income (loss) before income taxes.

Refer to "—Revenues" for further discussion of the increase in revenues from our managed and franchised properties, which is correlated to our management and franchise segment revenues and segment operating income. Refer to "—Revenues" and "—Operating Expenses" for further discussion of the increases in revenues and operating expenses at our owned and leased hotels, the net of which are correlated with our ownership segment revenues and segment operating income (loss).

Liquidity and Capital Resources

Overview

As of December 31, 2022, we had total cash and cash equivalents of $1,286 million, including $77 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents is related to cash collateral and cash held for FF&E reserves.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including:

•costs associated with the management and franchising of hotels;

•corporate expenses;

•payroll and compensation costs;

•taxes and compliance costs;

•scheduled debt maturities and interest payments on our outstanding indebtedness, which, excluding finance lease liabilities, are estimated to be approximately $427 million in 2023;

•lease payments under our finance and operating leases, which include minimum lease payments that are estimated to be approximately $47 million and $147 million, respectively, in 2023;

•costs, other than compensation and rent as noted separately, associated with the operations of owned and leased hotels, including, but not limited to, utilities and operating supplies;

•committed contract acquisition costs;

•capital and maintenance expenditures for required renovations and maintenance at the hotels within our ownership segment;

•dividends as declared; and

•share repurchases.

Our known long-term liquidity requirements primarily consist of funds necessary to pay for:

•scheduled debt maturities and interest payments on our outstanding indebtedness, which, excluding finance lease liabilities, are estimated to total an aggregate of $10.5 billion after December 31, 2023;

•lease payments under our finance and operating leases, which include minimum lease payments that are estimated to total an aggregate of $150 million and $1,068 million, respectively, after December 31, 2023;

•committed contract acquisition costs;

•capital improvements to the hotels within our ownership segment;

•corporate capital and information technology expenditures;

•dividends as declared;

•share repurchases; and

•commitments to owners in our management and franchise segment made in the normal course of business for which we are reimbursed by these owners through program fees to operate our marketing, sales and brands programs.

In March 2022, we resumed share repurchases, which we had previously suspended in an effort to preserve cash during the COVID-19 pandemic. Since they were resumed, as of December 31, 2022, we had repurchased approximately 12.3 million shares of our common stock for $1,608 million. As of December 31, 2022, approximately $3.1 billion remained available for share repurchases under our stock repurchase program. In June 2022, we resumed payment of regular quarterly cash dividends, which we had also previously suspended in an effort to preserve cash during the pandemic.

In circumstances where we have the opportunity to support our strategic objective of growing our global hotel network, we may provide performance or debt guarantees or loan commitments, as necessary, to owners of certain hotels that we currently or in the future will manage or franchise, as applicable, as well as letters of credit that support hotel financing or other obligations of hotel owners. See Note 18: "Commitments and Contingencies" in our consolidated financial statements for additional information on these commitments that were outstanding as of December 31, 2022.

We have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases. Within the framework of our investment policy, we currently intend to continue to finance our business activities primarily with cash on our balance sheet as of December 31, 2022, cash generated from our operations and, as needed, the use of the available capacity of our Revolving Credit Facility. Additionally, we have continued access to debt markets and expect to be able to obtain financing as a source of liquidity as required and to extend maturities of existing borrowings, as necessary.

After considering our approach to liquidity and our available sources of cash, we believe that our cash position and sources of liquidity will meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and other compensation costs, taxes and compliance costs and other commitments for the foreseeable future based on current conditions. The objectives of our cash management policy are maintaining the availability of liquidity and minimizing operational costs.

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

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Year Ended December 31,		Percent Change
	2022	2021	2022 vs. 2021
	(in millions)
Net cash provided by operating activities	$1,681	$109	NM(1)
Net cash used in investing activities	(123)	(57)	NM(1)
Net cash used in financing activities	(1,765)	(1,793)	(1.6)
____________
(1)Fluctuation in terms of percentage change is not meaningful; see additional details below.

Operating Activities

The increase in cash provided by operating activities was primarily due to the increase in cash inflows generated from our management and franchise segment, largely as a result of an increase in RevPAR at our comparable managed and franchised properties of 41.2 percent. Additionally, there was a $119 million decrease in payments of contract acquisition costs based on the timing of certain strategic hotel developments supporting our net unit growth. The increase in cash provided by operating activities was partially offset by a $208 million increase in cash paid for income taxes primarily due to the increase in income before income taxes.

In April 2020, we pre-sold Hilton Honors points to American Express and, before the end of the second quarter of 2022, all of those points had been used by American Express. As such, American Express resumed purchasing Hilton Honors points with cash in connection with a co-branded credit card arrangement with them, which contributed approximately $400 million to the increase in our operating cash flows during the year ended December 31, 2022. We expect American Express to continue to purchase points with cash under the co-branded credit card arrangement in future periods.

Investing Activities

Net cash used in investing activities primarily included: (i) capitalized software costs that were related to various systems initiatives for the benefit of both our hotel owners and our overall corporate operations; (ii) capital expenditures for property and equipment related to our corporate facilities and the renovation of certain hotels in our ownership segment; and (iii) equity and debt financing that we provided to unconsolidated affiliates and owners of hotels that we currently or in the future will manage or franchise to support our strategic objectives. During the year ended December 31, 2022, net cash used in investing activities was partially offset by the net cash inflows resulting from our undesignated derivative financial instruments that we have in place to hedge against changes in foreign currency exchange rates, primarily as a result of the British pound depreciating against the USD during the year ended December 31, 2022.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2022 primarily related to the return of capital to shareholders, including share repurchases, which resumed in March 2022, and quarterly dividend payments, which resumed in June 2022, after both programs were suspended in 2020. Net cash used in financing activities during the year ended December 31, 2021 primarily comprised the full repayment of the $1.69 billion outstanding debt balance on our Revolving Credit Facility, as well as the debt issuance costs and redemption premiums associated with the issuance of new senior unsecured notes and the use of such proceeds for the redemption of previously outstanding senior unsecured notes.

Debt and Borrowing Capacity

As of December 31, 2022, our total indebtedness, excluding the deduction for unamortized deferred financing costs and discount, was approximately $8.8 billion, and we had $60 million of letters of credit outstanding under our Revolving Credit Facility, resulting in an available borrowing capacity of $1,690 million. In January 2023, we amended the credit agreement governing our Revolving Credit Facility to increase the borrowing capacity from $1.75 billion to $2.0 billion, $250 million of which is available in the form of letters of credit, and, based on the terms of the agreement, we expect the extended maturity date to be January 2028. As of February 3, 2023, after considering $60 million letters of credit outstanding and no borrowings outstanding, we had an available borrowing capacity on the Revolving Credit Facility of $1,940 million. For additional information on our total indebtedness, including any applicable guarantees, refer to Note 8: "Debt" in our consolidated financial statements.

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

Impairment of Goodwill and Brands Intangible Assets

We evaluate goodwill and brands intangible assets for potential impairment on an annual basis or at other times during the year if indicators of impairment exist. Our reporting units are the same as our operating segments as described in Note 17: "Business Segments" in our consolidated financial statements.

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

•decide whether to bypass the qualitative assessment and perform a quantitative assessment. Factors we consider when making this determination include changes in the Company or general economic conditions since the previous quantitative assessment was performed, the amount by which the fair value exceeded the carrying value at that time and the period of time that has passed since such quantitative assessment; and

•perform a quantitative analysis to identify both the existence of impairment and the amount of the impairment loss. The estimated fair value is based on internal projections of expected future cash flows and operating plans, as well as market conditions relative to the operations of the reporting unit or brand, as applicable.

Changes in the estimates and assumptions used in our impairment analysis, or changes in the factors that we consider that would affect these estimates and assumptions, such as those described above, could result in impairment losses, which could be material.

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

•determine the projected undiscounted future cash flows when indicators of impairment are present. Judgment is required when developing projections of future revenues and expenses based on estimated performance over the expected useful life of the asset group. Forward-looking estimates of future performance are based on historical operating results, adjusted for current and expected future market conditions, as well as various internal projections and external sources; and

•determine the asset group fair value when required. In determining the fair value, we often use internally-developed discounted cash flow models, appraisals, recent similar transactions in the market and, if appropriate and available for a specific asset group, current estimated net sales proceeds from pending offers. Assumptions used in the discounted cash flow models include estimating cash flows, which may require us to adjust for specific market conditions, as well as capitalization rates, which are based on location, property or asset type, market-specific dynamics and overall economic performance. The discount rate applied to forward-looking projections takes into account market-specific considerations.

Changes in the estimates and assumptions used in our impairment analysis, or changes in the factors that we consider that would affect these estimates and assumptions, such as those described above, could result in impairment losses, which could be material.

Hilton Honors

We record a point redemption liability for amounts received from properties participating in our Hilton Honors guest loyalty program and from strategic partners affiliated with the loyalty program, in an amount equal to the estimated cost per point of the future redemption obligation. We engage third-party actuaries annually to assist in determining the fair value of the future reward redemption obligation using a discount rate and statistical formulas that project future point redemptions based on factors that require judgment, including: (i) an estimate of points that will eventually be redeemed, which includes an estimate of breakage (i.e., points that will never be redeemed); (ii) the expectation of when such points will be redeemed; and (iii) the cost of reimbursing properties and other third parties when points are redeemed. The cost of the points expected to be redeemed includes further estimates of available room nights, occupancy rates, room rates and any changes to the Hilton Honors program, including devaluation or appreciation of points based on changes in the number of points required to redeem a reward. Any amounts received related to the issuance of points that are in excess of the actuarial determined cost per point are recorded as deferred revenue in our consolidated balance sheets and recognized as revenue upon point redemption. We recognize revenue for point redemptions in the amount we expect to retain in excess of the cost per point, inclusive of estimated breakage, and limit the revenue recognized to an amount that is probable to not result in a significant reversal in the cumulative revenue recognized when breakage occurs.

In addition to the Hilton Honors fees we receive from hotel owners to operate the program, we earn fees from strategic partnerships, including co-branded credit card arrangements, for a license to use our IP and the issuance of Hilton Honors points. The allocation of the overall fees from the strategic partnerships between the IP license and the Hilton Honors points is based on their estimated standalone selling prices. The estimated standalone selling price of the IP license is determined using a relief-from-royalty valuation method incorporating statistical formulas based on factors that require significant judgment, including estimates of the usage of the strategic partner's goods or services, an appropriate royalty rate and a discount rate applied to the projected cash flows. The estimated standalone selling price of the future reward redemptions of Hilton Honors points under the strategic partnerships is calculated using a discounted cash flow analysis with the same assumptions as the point redemption liability discussed above, adjusted for an appropriate margin.

Changes in our estimates and assumptions that are used to determine our estimated cost per point and the allocation of fees from strategic partnerships between the IP license fee and the Hilton Honors points could result in material changes in the balances of our liability for guest loyalty program and deferred revenues in our consolidated balance sheets. Further, the estimates and assumptions used for the allocation of fees could result in material changes to our licensing fees and other revenues from managed and franchised properties recognized in our consolidated statements of operations.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax basis of assets and liabilities using currently enacted tax rates. We regularly review our deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions may increase or decrease our valuation allowance resulting in an increase or decrease in our effective tax rate, which could materially affect our consolidated financial statements. Refer to Note 12: "Income Taxes" for information on the balances of our deferred tax assets and respective valuation allowances as of December 31, 2022.

We use a prescribed more-likely-than-not recognition threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return if there is uncertainty in income taxes recognized in the consolidated financial statements. When determining the amount of tax benefit to be recognized, we assume, among other items, the position will be examined, the examiner will have all relevant information and the evaluation of the position will be based on its technical merits. Further, estimates based on the technical merits of each evaluated tax position and the amounts we would ultimately accept in a negotiated settlement with the tax authorities are used to measure the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Changes to these assumptions and estimates can lead to an additional income tax benefit (expense), which could materially affect our consolidated financial statements.

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

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate indebtedness. Our primary sensitivity in 2022 was to changes in one-month LIBOR, as the interest rate on our Term Loan, which represents the majority of our variable-rate indebtedness, was based on this benchmark rate until we amended the credit agreement that governs our Term Loan in December 2022 to adjust our LIBOR-based variable rate to a SOFR-based variable rate. We use an interest rate swap in order to maintain what we believe to be an appropriate level of exposure to interest rate variability. As of December 31, 2022, we held an interest rate swap for a portion of the Term Loan, for which we executed an amendment concurrent with the amendment for our Term Loan, through which we receive one-month term SOFR and pay a fixed rate. We elected to designate this interest rate swap as a cash flow hedge for accounting purposes and applied the practical expedient as prescribed in ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting that allowed us to maintain hedge accounting with the transition to SOFR.

The following table sets forth the current carrying values of our contractual maturities, total fair values and interest rates as of December 31, 2022 for our financial instruments that are materially affected by interest rate risk, including long-term debt and our interest rate swap:

	Maturities by Period
	2023	2024	2025	2026	2027	Thereafter	Carrying Value	Fair Value
	(dollars in millions)
Long-term debt(1):
Fixed-rate long-term debt	$—	$—	$500	$—	$600	$4,900	$6,000	$5,292
Weighted average fixed interest rate(2)							4.37%
Variable-rate long-term debt	$—	$—	$—	$2,619	$—	$—	$2,619	$2,616
Variable interest rate(2)(3)							6.17%
Interest rate swap(4):
Variable to fixed	$—	$—	$—	$1,600	$—	$—	$1,600	$108
Variable interest rate receivable(3)							4.32%
Fixed interest rate payable							1.76%
____________
(1)The carrying values exclude the deduction for unamortized deferred financing costs and any applicable discounts, as well as all finance lease liabilities and other debt of consolidated VIEs totaling $164 million and $37 million, respectively, as of December 31, 2022.
(2)The fixed interest rate is the weighted average of actual rates, and the variable interest rate is based on the market rate prevailing as of December 31, 2022.
(3)The variable interest rate receivable on the interest rate swap does not include fixed components of the overall variable interest rate, including applicable spreads.
(4)The carrying value reflects the notional amount and the variable interest rate receivable is based on the market rate prevailing as of December 31, 2022. We measure our derivative instruments at fair value and, as of December 31, 2022, our interest rate swap was in an asset position.

Refer to Note 10: "Fair Value Measurements" in our consolidated financial statements for additional information on the fair value measurements of our long-term debt and interest rate swap.

Foreign Currency Exchange Rate Risk

We conduct business in various currencies and are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. Our principal exposure results from management and franchise fees earned in foreign currencies, as well as revenues and expenses from our international leased hotels. The value of these revenues and expenses could change materially in relation to the functional currencies of the exposed entities and to our reporting currency, USD. We also have exposure from our international financial assets and liabilities, including certain intercompany financing arrangements not deemed to be permanently invested, the value of which could change materially in relation to the functional currencies of the exposed entities. As of December 31, 2022, our largest net exposures were to GBP and EUR.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022.

Ernst & Young LLP (PCAOB ID: 42), the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022. The report is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Hilton Worldwide Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hilton Worldwide Holdings Inc.'s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hilton Worldwide Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity (deficit) for each of the three years in the period ended December 31, 2022 and the related notes, and our report dated February 9, 2023 expressed an unqualified opinion thereon.

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
February 9, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Hilton Worldwide Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hilton Worldwide Holdings Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2023 expressed an unqualified opinion thereon.

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

Accounting for the Loyalty Program
Description of the Matter
The Company recognized $457 million of revenues during the year ended December 31, 2022 and had deferred revenues of $631 million and a liability for guest loyalty program of $2,395 million as of December 31, 2022 associated with the Hilton Honors guest loyalty and marketing program (the “Loyalty Program”). As discussed in Note 2 to the consolidated financial statements, the Company has a performance obligation to provide or arrange for the provision of goods or services, for free or at a discount, to Hilton Honors members in exchange for the redemption of points earned through participation in the Loyalty Program. The consideration for the Loyalty Program is received from hotel properties or other program partners at the time points are earned by Hilton Honors members. Such amounts are recognized as revenue when the related point obligation is satisfied based upon the estimated standalone selling price per point in excess of the related cost per point.

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

To test the recognition of revenues and costs associated with the Loyalty Program, we involved specialists on our team and performed audit procedures that included, among others, testing the clerical accuracy and consistency with U.S. generally accepted accounting principles of the accounting model developed by the Company to recognize revenue and costs associated with the Loyalty Program. We tested significant inputs into the accounting model, including the estimated standalone selling price and recognition of points earned and redeemed during the period. We involved our actuarial professionals to assist in our testing procedures with respect to the estimate of the breakage of Loyalty Program points and the ultimate estimated redemption cost. We evaluated management’s methodology for estimating the breakage of Loyalty Program points, as well as tested underlying data and assumptions used in estimating the breakage rate.

Accounting for Income Taxes
Description of the Matter
The Company recognized income tax expense of $477 million during the year ended December 31, 2022, and unrecognized tax benefits of $337 million as of December 31, 2022. As discussed in Note 2 to the consolidated financial statements, for all tax positions taken in a tax return, the Company will first determine whether it is more likely than not that a tax position will be sustained upon examination. If the Company determines that a position meets the more-likely-than-not recognition threshold, the benefit recognized in the financial statements is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

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

Accounting for Other Expenses from Managed and Franchised Properties and General and Administrative Expenses
Description of the Matter
The Company recognized Other expenses from managed and franchised properties of $5,076 million and General and administrative expenses of $382 million during the year ended December 31, 2022. As discussed in Note 2 to the consolidated financial statements, the Company incurs certain direct and indirect expenses that are for the benefit of, and contractually reimbursable from, hotel owners. Such amounts (“Cost Reimbursements”) are recorded in the period in which the expense is incurred as Other expenses from managed and franchised properties, and the accounting for indirect cost reimbursements includes judgment with respect to the allocation of certain costs between reimbursable and non-reimbursable.

Auditing the classification of indirect reimbursements recognized within Other expenses from managed and franchised properties and General and administrative expenses is complex as a result of: (1) judgment associated with testing management’s conclusions regarding the allocation of costs between reimbursable and non-reimbursable expenses, presented as Other expenses from managed and franchised properties and General and administrative expenses, respectively, and (2) the complexity associated with allocating indirect expenses due to the high volume of data utilized by management in establishing and maintaining allocations for indirect expenses.

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

To test the recognition of Cost Reimbursements for appropriate classification, we performed audit procedures that included, among others: testing a sample of transactions that were classified within Other expenses from managed and franchised properties in order to evaluate the appropriate accounting treatment and reasonableness of classification; comparing budgeted amounts and initial allocations to actual activity and evaluating the reasonableness of any resulting material changes to allocations of indirect expenses; performing analytical procedures over Other expenses from managed and franchised properties and General and administrative expenses in order to identify indicators of material errors in the classification of expenses based on established trends and expectations; and testing material manual journal entries made to Other expenses from managed and franchised properties and General and administrative expenses.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.

Tysons, Virginia
February 9, 2023

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,209	$1,427
Restricted cash and cash equivalents	77	85
Accounts receivable, net of allowance for credit losses of $117 and $126	1,327	1,068
Prepaid expenses	105	89
Other	152	202
Total current assets (variable interest entities – $43 and $30)	2,870	2,871
Intangibles and Other Assets:
Goodwill	5,032	5,071
Brands	4,840	4,883
Management and franchise contracts, net	887	758
Other intangible assets, net	161	194
Operating lease right-of-use assets	662	694
Property and equipment, net	280	305
Deferred income tax assets	204	213
Other	576	452
Total intangibles and other assets (variable interest entities – $152 and $184)	12,642	12,570
TOTAL ASSETS	$15,512	$15,441
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$1,790	$1,568
Current maturities of long-term debt	39	54
Current portion of deferred revenues	433	350
Current portion of liability for guest loyalty program	1,110	1,047
Total current liabilities (variable interest entities – $45 and $50)	3,372	3,019
Long-term debt	8,708	8,712
Operating lease liabilities	832	870
Deferred revenues	986	896
Deferred income tax liabilities	735	700
Liability for guest loyalty program	1,285	1,317
Other	692	746
Total liabilities (variable interest entities – $188 and $212)	16,610	16,260
Commitments and contingencies – see Note 18
Equity (Deficit):
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 267,860,301 outstanding as of December 31, 2022 and 279,091,009 outstanding as of December 31, 2021	3	3
Treasury stock, at cost; 65,217,085 shares as of December 31, 2022 and 52,920,350 shares as of December 31, 2021	(6,040)	(4,443)
Additional paid-in capital	10,831	10,720
Accumulated deficit	(5,190)	(6,322)
Accumulated other comprehensive loss	(706)	(779)
Total Hilton stockholders' deficit	(1,102)	(821)
Noncontrolling interests	4	2
Total deficit	(1,098)	(819)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$15,512	$15,441

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Franchise and licensing fees	$2,068	$1,493	$945
Base and other management fees	294	176	123
Incentive management fees	196	98	38
Owned and leased hotels	1,076	598	421
Other revenues	102	79	73
	3,736	2,444	1,600
Other revenues from managed and franchised properties	5,037	3,344	2,707
Total revenues	8,773	5,788	4,307

Expenses
Owned and leased hotels	999	679	620
Depreciation and amortization	162	188	331
General and administrative	382	405	311
Reorganization costs	—	—	41
Impairment losses	—	—	258
Other expenses	60	45	60
	1,603	1,317	1,621
Other expenses from managed and franchised properties	5,076	3,454	3,104
Total expenses	6,679	4,771	4,725

Loss on sales of assets, net	—	(7)	—

Operating income (loss)	2,094	1,010	(418)

Interest expense	(415)	(397)	(429)
Gain (loss) on foreign currency transactions	5	(7)	(27)
Loss on debt extinguishments	—	(69)	(48)
Other non-operating income (loss), net	50	23	(2)

Income (loss) before income taxes	1,734	560	(924)

Income tax benefit (expense)	(477)	(153)	204

Net income (loss)	1,257	407	(720)
Net loss (income) attributable to noncontrolling interests	(2)	3	5
Net income (loss) attributable to Hilton stockholders	$1,255	$410	$(715)

Earnings (loss) per share:
Basic	$4.56	$1.47	$(2.58)
Diluted	$4.53	$1.46	$(2.58)

Cash dividends declared per share	$0.45	$—	$0.15

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$1,257	$407	$(720)
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $22, $6 and $(24)	(8)	(29)	38
Pension liability adjustment, net of tax of $18, $(27) and $7	(49)	80	(20)
Cash flow hedge adjustment, net of tax of $(44), $(10) and $13	130	31	(38)
Total other comprehensive income (loss)	73	82	(20)

Comprehensive income (loss)	1,330	489	(740)
Comprehensive loss (income) attributable to noncontrolling interests	(2)	2	5
Comprehensive income (loss) attributable to Hilton stockholders	$1,328	$491	$(735)

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net income (loss)	$1,257	$407	$(720)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of contract acquisition costs	38	32	29
Depreciation and amortization expenses	162	188	331
Impairment losses	—	—	258
Loss on sales of assets, net	—	7	—
Loss (gain) on foreign currency transactions	(5)	7	27
Loss on debt extinguishments	—	69	48
Share-based compensation expense	162	193	97
Amortization of deferred financing costs and discount	16	16	17
Deferred income taxes	34	(4)	(235)
Contract acquisition costs, net of refunds	(81)	(200)	(50)
Changes in operating assets and liabilities:
Accounts receivable, net	(270)	(301)	488
Prepaid expenses	(21)	(22)	60
Other current assets	78	(107)	(26)
Accounts payable, accrued expenses and other	198	273	(414)
Change in operating lease right-of-use assets	105	96	94
Change in operating lease liabilities	(113)	(123)	(142)
Change in deferred revenues	174	(128)	215
Change in liability for guest loyalty program	31	(105)	610
Change in other liabilities	(11)	(111)	8
Other	(73)	(78)	13
Net cash provided by operating activities	1,681	109	708
Investing Activities:
Capital expenditures for property and equipment	(39)	(35)	(46)
Issuance of financing receivables	(46)	(3)	(3)
Undesignated derivative financial instruments	79	(5)	(3)
Proceeds from asset dispositions	—	6	—
Capitalized software costs	(63)	(44)	(46)
Investments in unconsolidated affiliates	(53)	—	—
Other	(1)	24	(9)
Net cash used in investing activities	(123)	(57)	(107)
Financing Activities:
Borrowings	23	1,510	4,590
Repayment of debt	(48)	(3,230)	(2,121)
Debt issuance costs and redemption premiums	—	(76)	(71)
Dividends paid	(123)	—	(42)
Repurchases of common stock	(1,590)	—	(296)
Share-based compensation tax withholdings	(58)	(49)	(58)
Proceeds from share-based compensation	29	52	31
Settlements of interest rate swap with financing component	2	—	—
Other	—	—	(1)
Net cash provided by (used in) financing activities	(1,765)	(1,793)	2,032

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(19)	(10)	—
Net increase (decrease) in cash, restricted cash and cash equivalents	(226)	(1,751)	2,633
Cash, restricted cash and cash equivalents, beginning of period	1,512	3,263	630
Cash, restricted cash and cash equivalents, end of period	$1,286	$1,512	$3,263

Supplemental Disclosures:
Cash paid during the period:
Interest	$383	$359	$433
Income taxes, net of refunds	389	181	79

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in millions)

	Equity (Deficit) Attributable to Hilton Stockholders
				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Common Stock		Treasury Stock		Accumulated Deficit		Noncontrolling Interests	Total
	Shares	Amount
Balance as of December 31, 2019	279.0	$3	$(4,169)	$10,489	$(5,965)	$(840)	$10	$(472)
Net loss	—	—	—	—	(715)	—	(5)	(720)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	—	—	—	—	—	38	—	38
Pension liability adjustment	—	—	—	—	—	(20)	—	(20)
Cash flow hedge adjustment	—	—	—	—	—	(38)	—	(38)
Other comprehensive loss	—	—	—	—	—	(20)	—	(20)
Dividends	—	—	—	—	(42)	—	—	(42)
Repurchases of common stock	(2.6)	—	(279)	—	—	—	—	(279)
Share-based compensation	1.2	—	(5)	63	—	—	—	58
Distributions	—	—	—	—	—	—	(1)	(1)
Cumulative effect of the adoption of ASU 2016-13(1)	—	—	—	—	(10)	—	—	(10)
Balance as of December 31, 2020	277.6	3	(4,453)	10,552	(6,732)	(860)	4	(1,486)
Net income (loss)	—	—	—	—	410	—	(3)	407
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	—	—	—	—	—	(29)	—	(29)
Pension liability adjustment	—	—	—	—	—	79	1	80
Cash flow hedge adjustment	—	—	—	—	—	31	—	31
Other comprehensive income	—	—	—	—	—	81	1	82
Share-based compensation	1.5	—	10	168	—	—	—	178
Balance as of December 31, 2021	279.1	3	(4,443)	10,720	(6,322)	(779)	2	(819)
Net income	—	—	—	—	1,255	—	2	1,257
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	—	—	—	—	—	(8)	—	(8)
Pension liability adjustment	—	—	—	—	—	(49)	—	(49)
Cash flow hedge adjustment	—	—	—	—	—	130	—	130
Other comprehensive income	—	—	—	—	—	73	—	73
Dividends	—	—	—	—	(123)	—	—	(123)
Repurchases of common stock	(12.3)	—	(1,608)	—	—	—	—	(1,608)
Share-based compensation	1.1	—	11	111	—	—	—	122
Balance as of December 31, 2022(2)	267.9	$3	$(6,040)	$10,831	$(5,190)	$(706)	$4	$(1,098)
____________
(1)     Relates to Accounting Standards Update ("ASU") No. 2016-13 ("ASU 2016-13"), Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that was adopted on January 1, 2020.
(2)     As of December 31, 2022, 3.0 billion shares of preferred stock with a par value of $0.01 were authorized with no such shares issued.

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts, and licensing its intellectual property ("IP"), including brand names, trademarks and service marks. As of December 31, 2022, we managed, franchised or leased 7,165 hotels and resorts, including timeshare properties, totaling 1,127,430 rooms in 123 countries and territories.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements present the consolidated financial position of Hilton as of December 31, 2022 and 2021 and the results of operations for the years ended December 31, 2022, 2021 and 2020.

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

The determination of a controlling financial interest is based upon the terms of the governing agreements of the respective entities, including the evaluation of rights held by third-party ownership interests. If the entity is considered to be a VIE, we evaluate whether we are the primary beneficiary and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting shares in the entity, and, if we do, we consolidate the entity.

We hold interests in VIEs, for which we are not the primary beneficiary, that may provide us with the option to acquire an additional interest in such an entity at a predetermined amount, if certain contingent events occur. In a circumstance that we exercise or have the ability to exercise our option to acquire an additional interest in a VIE, we would reassess whether we are the primary beneficiary of the VIE. If we determine that we are the primary beneficiary of the VIE, we would be required to consolidate the total assets, liabilities and results of operations of the VIE on the date that we became the primary beneficiary. If such consolidation is required, the amounts may be material.

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

Use of Estimates

The preparation of financial statements in conformity with United States ("U.S.") generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. In particular, the coronavirus ("COVID-19") pandemic (the "COVID-19 pandemic" or the "pandemic") had an adverse impact on certain of our results for the years ended December 31, 2022, 2021 and 2020; however, our results experienced significant recovery during the years ended December 31, 2022 and 2021 when compared to the year ended December 31, 2020, the period most impacted by the pandemic. The years ended December 31, 2022, 2021 and 2020, as well as upcoming periods, may not be comparable to periods prior to the onset of the COVID-19 pandemic or to other periods affected by the pandemic, and are not indicative of future performance. Management has made estimates and judgments in light of these circumstances.

Summary of Significant Accounting Policies

Revenue Recognition

Revenues are primarily derived from: (i) fees earned from management and franchise contracts with third-party hotel owners; (ii) fees earned from license agreements with strategic partners, including co-branded credit card providers, and Hilton Grand Vacations Inc. ("HGV"); and (iii) our owned and leased hotels. The majority of our performance obligations are promises to provide a series of distinct goods or services, for which we receive variable consideration through our management and franchise fees or fixed consideration through our owned and leased hotels. We allocate the variable fees to the distinct services to which they relate applying the prescribed variable consideration allocation guidance, and we allocate fixed consideration to the related performance obligations based on their estimated standalone selling prices.

We do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised good or service to a customer and when the customer pays for that good or service will be twelve months or less. Additionally, we do not typically include extended payment terms in our contracts with customers. However, in response to cash flow deficiencies experienced by certain hotel owners, such as those resulting from the COVID-19 pandemic, we may amend certain contracts with customers to provide short-term payment relief, expecting that we will collect most amounts outstanding in twelve months or less.

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

•Development services include providing consultative services (e.g., design assistance and contractor selection) to the third-party hotel owner to assist with the construction of the hotel prior to the hotel opening.

•Pre-opening services include providing services (e.g., advertising, budgeting, e-commerce strategies and food and beverage testing) to the third-party hotel owner to assist in preparing for the hotel opening.

•Rewards from Hilton Honors, our guest loyalty program, provide substantive rights for free or discounted goods or services to Hilton Honors members.

Each of the identified performance obligations is considered to be a series of distinct services transferred over time, except for the performance obligation related to Hilton Honors rewards, which is satisfied at the point in time when the Hilton Honors point is redeemed by the Hilton Honors member. While the underlying activities may vary from day to day, the nature of the commitments are the same each day, and the property owner can independently benefit from each day's services. Management and franchise fees are typically based on the sales or usage of the underlying hotel, with the exception of fixed upfront fees, which usually represent an insignificant portion of the transaction price.

Franchise and licensing fees represent fees earned in connection with the licensing of one of our brands, usually under long-term contracts with the hotel owner, and may also include fees from licensing agreements for the use of our IP, and include the following:

•Royalty fees are generally based on a percentage of the hotel's monthly gross room revenue and, in some cases, may also include a percentage of gross food and beverage revenues and other revenues, as applicable. These fees are typically billed and collected monthly, and revenue is generally recognized as services are provided.

•Application, initiation and other fees are charged when: (i) new hotels enter our system; (ii) there is a change of ownership of a hotel; or (iii) contracts with hotels already in our system are extended. These fees are typically fixed and collected upfront and are recognized as revenue over the term of the franchise contract. We do not consider this advance consideration to include a significant financing component, since it is used to protect us from the hotel owner failing to adequately complete some or all of its obligations under the contract, including establishing and maintaining the hotel in accordance with our standards.

•Licensing fees are earned from: (i) strategic partnerships, including from co-branded credit card arrangements, which are recognized as revenue when points for Hilton Honors are issued, generally as spend with the strategic partner or co-branded credit card provider occurs (see further discussion below under "Hilton Honors") and (ii) a license agreement with HGV to use our IP in its timeshare business, which are typically billed monthly, and revenue is generally recognized at the same time the fees are billed.

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

Consideration paid or anticipated to be paid to incentivize hotel owners to enter into management and franchise contracts with us is amortized over the life of the applicable contract, generally including any extension periods that are at our sole option, as a reduction to base and other management fees and franchise and licensing fees, respectively.

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

Other revenues from managed and franchised properties represent amounts that are contractually reimbursed to us by property owners, either directly as costs are incurred or indirectly through monthly program fees related to certain costs and expenses supporting the operations of the related properties, and include the following:

•Direct reimbursements include payroll and related costs and certain other operating costs of the managed and franchised properties' operations, which are contractually reimbursed to us by the property owners as expenses are incurred. Revenue is recognized based on the amount of expenses incurred by Hilton, which are presented as other expenses from managed and franchised properties in our consolidated statement of operations, that are then reimbursed to us by the property owner typically on a monthly basis, which results in no net effect on operating income (loss) or net income (loss).

•Indirect reimbursements include marketing expenses and other expenses associated with our brand programs and shared services, which are paid from program fees collected by Hilton from our managed and franchised properties. Indirect reimbursements are typically billed and collected monthly, based on the underlying hotel's sales or usage (such as gross room revenue or number of reservations processed), and revenue is generally recognized as services are provided. System implementation fees charged to property owners are deferred and recognized as revenue over the term of the management or franchise contract. The expenses incurred by Hilton to operate the marketing and brand programs and shared services are recognized as incurred and presented as other expenses from managed and franchised properties in our consolidated statement of operations and are expected to equal the revenues earned from indirect reimbursements over time.

The management and franchise fees and reimbursements from third-party property owners are allocated to the performance obligations and the distinct services to which they relate using their estimated standalone selling prices. The terms of the fees earned under the contract relate to a specific outcome of providing the services (e.g., hotel room sales) or to Hilton's efforts (e.g., costs) to satisfy the performance obligations. Using time as the measure of progress, we recognize fee revenue and indirect reimbursements in the period earned per the terms of the contract and revenue related to direct reimbursements in the period in which the cost is incurred.

Owned and leased hotels revenues

We identified the following performance obligations in connection with our owned and leased hotels revenues, with such revenues recognized as the respective performance obligations are satisfied, which results in recognizing the amount we expect to be entitled to for providing the goods or services:

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

•Substantive rights for free or discounted goods or services are satisfied when the underlying free or discounted good or service is provided to the hotel guest.

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

Owned and leased hotels revenues primarily consist of hotel room sales, revenue from accommodations sold in conjunction with other services (e.g., package reservations), food and beverage sales and sales of other ancillary goods and services (e.g., parking) related to consolidated owned and leased hotels. Revenue is recognized when rooms are occupied or goods and services have been delivered or rendered, respectively. Payment terms typically align with when the goods and services are provided. Owned and leased hotels revenues are reduced upon issuance of Hilton Honors points for Hilton Honors members' paid stay transactions and are recognized when Hilton Honors points are redeemed for a free or discounted stay at an owned or leased hotel (see the "Hilton Honors" section below for additional information).

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

Taxes and fees collected on behalf of governmental agencies

We are required to collect certain taxes and fees from customers on behalf of governmental agencies and remit these back to the applicable governmental agencies on a periodic basis. We have a legal obligation to act as a collection agent. We do not retain these taxes and fees, and, therefore, they are not included in our measurement of transaction prices. We have elected to present revenue net of sales taxes and other similar taxes. We record a liability when the amounts are collected and relieve the liability when payments are made to the applicable taxing authority or other appropriate governmental agency.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents include cash balances established as collateral for certain guarantees and insurance, including self-insurance and furniture, fixtures and equipment replacement ("FF&E") reserves required under certain lease agreements.

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

We do not amortize goodwill, but rather evaluate goodwill for potential impairment on an annual basis or at other times during the year if indicators of impairment exist. Our reporting units are the same as our operating segments as described in Note 17: "Business Segments." We evaluate goodwill for potential impairment by comparing the carrying value of the reporting unit to its fair value. When we evaluate goodwill for potential impairment, generally, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine qualitatively that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if we decide to bypass the qualitative assessment, we perform a quantitative analysis. The quantitative analysis is used to identify both the existence of impairment and the amount of the impairment loss by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. The estimated fair value is based on internal projections of expected future cash flows and operating plans, as well as market conditions relative to the operations of our reporting units. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss would be recognized in our consolidated statement of operations in an amount equal to the excess of the carrying value over the fair value, limited to the total amount of goodwill allocated to that reporting unit.

Brands

Certain brand intangible assets were initially recorded at their fair value at the time of the Merger, using the relief-from-royalty valuation approach or the excess earnings method, depending on the contract type. At the time of the Merger, our portfolio of brands, and those for which we recorded intangible assets, consisted of Waldorf Astoria Hotels & Resorts, Conrad Hotels & Resorts, Hilton Hotels & Resorts, DoubleTree by Hilton, Embassy Suites by Hilton, Hilton Garden Inn, Hampton by Hilton, Homewood Suites by Hilton and our timeshare brand, Hilton Grand Vacations. There are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of these brands, and, accordingly, the useful lives of these brands are considered to be indefinite. A portion of our brands intangible assets are denominated in foreign currencies and, as such, a period over period change in these assets is attributable to fluctuations in foreign currency exchange rates.

All brands that were launched subsequent to the Merger, which, as of December 31, 2022, included LXR Hotels & Resorts, Canopy by Hilton, Signia by Hilton, Curio Collection by Hilton, Tapestry Collection by Hilton, Tempo by Hilton, Motto by Hilton, Tru by Hilton and Home2 Suites by Hilton, were not assigned fair values, and we do not have any intangible assets for these brands recorded in our consolidated balance sheets.

We evaluate our indefinite-lived brands intangible assets for impairment on an annual basis or at other times during the year if indicators of impairment exist. When we evaluate our brands intangible assets for potential impairment, generally, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If we determine qualitatively that the fair value of an asset is more likely than not less than its carrying value, or if we decide to bypass the qualitative assessment, we perform a quantitative analysis. The estimated fair value of the brand is based on internal projections of expected future cash flows. If a brand intangible asset's estimated fair value is less than its respective carrying value, the excess of the carrying value over the estimated fair value is recognized in our consolidated statement of operations as an impairment loss.

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

Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives, which for contract acquisition costs and development commissions and other is the contract term, generally including any extension periods that are at our sole option. These estimated useful lives are generally as follows: international management contracts recorded at the Merger (16 years); management contract acquisition costs and development commissions and other (20 to 30 years); franchise contract acquisition costs and development commissions and other (10 to 20 years); leases (16 to 35 years); Hilton Honors (16 years); and capitalized software costs (3 years). In our consolidated statement of operations, the amortization of these intangible assets, excluding contract acquisition costs, is included in depreciation and amortization expenses, and the amortization of contract acquisition costs is recognized as a reduction to franchise and licensing fees or base and other management fees, depending on the contract type. Costs incurred prior to the acquisition of a contract, such as external legal costs, are expensed as incurred and included in general and administrative expenses in our consolidated statement of operations. Cash flows for contract acquisition costs and development commissions and other are included as operating activities in our consolidated statement of cash flows, and cash flows for capitalized software costs are included as investing activities.

We evaluate the carrying value of all finite-lived intangible assets for indicators of impairment, and, if such indicators exist, we perform an analysis to determine the recoverability of the asset group by comparing the expected undiscounted future cash flows to the net carrying value of the asset group. If the carrying value of the asset group is not recoverable and it exceeds the estimated fair value of the asset group, we recognize an impairment loss in our consolidated statement of operations for the amount by which the carrying value exceeds the estimated fair value. We allocate the impairment loss related to the asset group among the various assets within the asset group pro rata based on the relative carrying values of the respective assets.

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

Depreciation is recorded using the straight-line method over the assets’ estimated useful lives, which are generally: (i) 8 to 40 years for buildings and improvements; (ii) 3 to 8 years for furniture and equipment; and (iii) 3 to 5 years for computer equipment. Leasehold improvements are depreciated over the shorter of the estimated useful life, based on the estimates above, or the remaining lease term.

We evaluate the carrying value of our property and equipment for indicators of impairment, and, if such indicators exist, we perform an analysis to determine the recoverability of the asset group by comparing the estimated undiscounted future cash flows to the net carrying value of the asset group. If the carrying value of the asset group is not recoverable and it exceeds the estimated fair value of the asset group, we recognize an impairment loss in our consolidated statement of operations for the amount by which the carrying value exceeds the estimated fair value. We allocate the impairment loss related to the asset group among the various assets within the asset group pro rata based on the relative carrying values of the respective assets.

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

At the commencement date of a lease, we recognize a lease liability for future fixed lease payments and a ROU asset representing our right to use the underlying asset during the lease term. The lease liability is initially measured as the present value of the future fixed lease payments that will be made over the lease term. The lease term includes lessor options to renew the lease within the lessor's control and lessee options to extend the lease and periods occurring after a lessee early termination option, only to the extent it is reasonably certain that we will exercise such extension options and not exercise such early termination options, respectively. The future fixed lease payments are discounted using the rate implicit in the lease, if available, or our incremental borrowing rate. Current and long-term portions of operating lease liabilities are classified as accounts payable, accrued expenses and other and operating lease liabilities, respectively, and current and long-term portions of finance lease liabilities are classified as current maturities of long-term debt and long-term debt, respectively, in our consolidated balance sheets.

The ROU asset is measured as the amount of the lease liability with adjustments, if applicable, for lease prepayments made prior to or at lease commencement, initial direct costs incurred by us, deferred rent and lease incentives. In our consolidated balance sheets, ROU assets of operating leases are included in operating lease right-of-use assets and ROU assets of finance leases are included in property and equipment, net. We evaluate the carrying value of our ROU assets for indicators of impairment, and, if such indicators exist, we perform an analysis to determine the recoverability of the asset group by comparing the estimated undiscounted future cash flows to the net carrying value of the asset group. If the carrying value of the asset group is not recoverable and it exceeds the estimated fair value of the asset group, we recognize an impairment loss in our consolidated statement of operations for the amount by which the carrying value exceeds the estimated fair value. We allocate the impairment loss related to an asset group among the various assets within the asset group pro rata based on the relative carrying values of the respective assets.

Depending on the individual agreement, our operating leases may require: (i) fixed lease payments, or minimum payments, as contractually stated in the lease agreement; (ii) variable lease payments, which, for our hotels, are generally based on a percentage of the underlying asset's revenues or profits or result from changes in inflationary indices; and/or (iii) lease payments equal to the greater of the fixed or variable lease payments. In addition, during the term of our hotel leases, we may be required to pay some, or all, of the capital costs for FF&E and leasehold improvements in the hotel property. For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the lease term, and lease expense related to variable payments is expensed as incurred, with amounts recognized in owned and leased hotels expenses, general and administrative expenses and other expenses from managed and franchised properties in our consolidated statement of operations. For operating leases for which the ROU asset has been impaired, the lease expense is determined as the sum of the amortization of the ROU asset remaining after impairment, if any, on a straight-line basis over the remaining term of the lease and the accretion of the lease liability based on the discount rate applied to the lease liability. For finance leases, the amortization of the asset is recognized over the shorter of the lease term or useful life of the underlying asset within depreciation and amortization expenses and other expenses from managed and franchised properties in our consolidated statement of operations. The interest expense related to finance leases, including any variable lease payments, is recognized in interest expense in our consolidated statement of operations.

Contract Liabilities

Contract liabilities relate to: (i) advance consideration received from hotel owners at contract inception for services considered to be part of the contract's performance obligations, such as application, initiation and other fees; (ii) advance consideration received for certain indirect reimbursements, such as system implementation fees; (iii) amounts received when points are issued under Hilton Honors, but for which revenue is not yet recognized, since the related points are not yet redeemed; and (iv) as of December 31, 2021, a portion of the consideration received for the pre-sale of Hilton Honors points. Contract liabilities related to advance consideration received for fees and certain indirect reimbursements are recognized ratably as revenue over the term of the related contract. Contract liabilities related to amounts received for Hilton Honors, excluding the pre-sale of Hilton Honors points, are recognized as revenue when the points are redeemed for a free or discounted good or service by the Hilton Honors member. For the contract liabilities related to the pre-sale of Hilton Honors points, a portion is recognized as revenue from licensing fees when the related points are awarded to customers, and the remainder is recognized when customers redeem the Hilton Honors points. Contract liabilities are included in current and long-term deferred revenues in our consolidated balance sheets, with the current portion based on our estimates of the amounts that will be recognized in the next twelve months.

Hilton Honors

Hilton Honors is our guest loyalty program provided to our hotel and resort properties. All of our managed, franchised, owned and leased properties participate in the Hilton Honors program. Hilton Honors members earn points based on their spend at our participating properties and through participation in affiliated strategic partner programs, including co-branded credit card arrangements. When points are earned by Hilton Honors members, they are provided with a substantive right to free or discounted goods or services in the future upon accumulation of the required level of Hilton Honors points. Points may be redeemed for the right to stay at participating properties, as well as for other goods and services from third parties, including, but not limited to, airlines, car rentals, cruises, vacation packages, shopping and dining.

As points are issued to a Hilton Honors member, the property or strategic partner pays Hilton Honors based on an estimated cost per point equal to the cost of operating the program, which includes marketing, promotion, communication and administrative expenses, as well as the estimated cost of reward redemptions. When the payments that are related to the issuance of points are received, we record amounts equal to the estimated cost per point of the future redemption obligation within liability for guest loyalty program and any amounts received in excess of the estimated cost per point within deferred revenues in our consolidated balance sheets. For the Hilton Honors fees that are charged to the participating properties, we allocate such fees to the substantive right created by the Hilton Honors points that are issued using the variable consideration allocation guidance, since the fees are directly related to the issuance of Hilton Honors points to the Hilton Honors member and Hilton's efforts to satisfy the future redemption of those Hilton Honors points. We engage third-party actuaries annually to assist in determining the fair value of the future reward redemption obligation using a discount rate and statistical formulas that project future point redemptions based on factors that include historical experience, an estimate of points that will eventually be redeemed, which includes an estimate of breakage (i.e., points that will never be redeemed), an expectation of when such points are expected to be redeemed and the cost of reimbursing properties and other third parties with respect to other redemption opportunities available to Hilton Honors members. When points are issued as a result of a stay by a Hilton Honors member at an owned or leased hotel, we recognize a reduction in owned and leased hotels revenues, since we are also the program sponsor. We estimate the current portions of our liability for guest loyalty program and Hilton Honors deferred revenues based on the total point redemptions and breakage expected to occur within the next 12 months; these amounts are presented as current portion of liability for guest loyalty program and current portion of deferred revenues in our consolidated balance sheets.

The transaction prices for the Hilton Honors points issued are reduced by the expected payments to the properties and other third parties that will provide the free or discounted good or service using the actuarial projection of the cost per point. The remaining transaction price is then further allocated to the points that are expected to be redeemed, adjusting the points that are issued for estimated breakage, and recognized when those points are redeemed. While the points are outstanding, both the estimate of the expected payments to third parties (i.e., cost per point redeemed) and the estimated breakage are reevaluated. The combined estimate that yields the amount of revenue recognized when our point obligation is satisfied is adjusted so that the final amount allocated to the substantive right of the Hilton Honors member to redeem their points for free or discounted goods and services is reflective of the amount retained by Hilton after the cost of providing the free or discounted goods and services. As a result of the COVID-19 pandemic, we temporarily suspended the expiration of Hilton Honors points, and, as a result, our estimates of breakage for both the determination of our liability for guest loyalty program and the amount of revenue recognized when our point obligation is satisfied included the anticipated point expirations that occurred at the end of the suspension, which was December 31, 2022.

We also earn licensing fees from strategic partnerships, including co-branded credit card arrangements (see "Management and franchise revenues" within the "Revenue Recognition" section above). The consideration received is allocated between two performance obligations based on their estimated standalone selling prices: (i) an IP license using the relief-from-royalty valuation method; and (ii) substantive rights for free or discounted goods or services to the Hilton Honors members using a cost plus method based on an evaluation of other third-party administrators.

We satisfy our performance obligation related to points issued under Hilton Honors when points are redeemed for a free or discounted good or service by the Hilton Honors member, and we satisfy our performance obligation related to the IP license over time as the strategic partner simultaneously receives and consumes the benefits of the goods or services provided. Hilton reimburses participating properties and applicable third parties when points are redeemed by Hilton Honors members for stays at the participating properties or for other goods or services from the third-party providers, at which time the redemption obligation is reduced and the related deferred revenue is recognized in other revenues from managed and franchised properties in our consolidated statement of operations. Additionally, when Hilton Honors members redeem points for a free or discounted stay at our owned and leased hotels, we recognize room revenue, included in owned and leased hotels revenues in our consolidated statement of operations. During the year ended December 31, 2022, we recognized an aggregate of $457 million of revenue related to Hilton Honors, including amounts related to point redemptions, which were recognized in other revenues from managed and franchised properties, and amounts related to licensing fees, which were recognized in franchise and licensing fees.

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

We record all derivatives at fair value. On the date the derivative contract is entered into, we may designate the derivative as a hedging instrument, and, if so, we formally document all relationships between hedging activities, including the risk management objective and strategy for undertaking various hedge transactions. We generally enter into cash flow hedges (i.e., a hedge of a specific forecasted transaction or the variability of cash flows to be paid), and, in the past, we entered into net investment hedges (i.e., a hedge of an investment in a foreign operation). Changes in the fair value of a derivative that is qualified and designated as a cash flow hedge or net investment hedge are recorded in other comprehensive income (loss) in our consolidated statement of comprehensive income (loss) until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If we do not specifically designate the derivative as a cash flow hedge or another type of hedging instrument, changes in the fair value of the undesignated derivative instrument are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the consolidated statement of cash flows, while cash flows from undesignated derivative financial instruments are included as an investing activity.

We perform an initial prospective assessment of hedge effectiveness on a quantitative basis between the inception date and the earlier of the first quarterly hedge effectiveness date or the issuance of the financial statements that include the hedged transaction. On a quarterly basis, we assess the effectiveness of our designated hedges in offsetting the variability in the cash flows using a statistical method. This method compares the cumulative change in fair value of each hedging instrument to the cumulative change in fair value of a hypothetical hedging instrument, which has terms that identically match the critical terms of the respective hedged transactions. Thus, the hypothetical hedging instrument is presumed to perfectly offset the hedged cash flows. Ineffectiveness results when the cumulative change in the fair value of the hedging instrument exceeds the cumulative change in the fair value of the hypothetical hedging instrument. We discontinue hedge accounting prospectively when the derivative is no longer highly effective as a hedge, the underlying hedged transaction is no longer probable or the hedging instrument expires, is sold, terminated or exercised.

Currency Translation

The U.S. dollar ("USD") is our reporting currency and is the functional currency of our entities operating in the U.S. The functional currency for our entities operating outside of the U.S. is the currency of the primary economic environment in which the respective entity operates, unless it is considered a highly inflationary economy in which case the functional currency of that entity is USD. Assets and liabilities measured in foreign currencies are translated into USD at the prevailing foreign currency exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive income (loss) in our consolidated balance sheets. Income and expense accounts are translated at the average foreign currency exchange rate for the period. Gains and losses from foreign currency exchange rate changes related to transactions denominated in a currency other than an entity's functional currency or intercompany receivables and payables denominated in a currency other than an entity’s functional currency that are not of a long-term investment nature are recognized within gain (loss) on foreign currency transactions in our consolidated statement of operations. Where certain specific evidence indicates intercompany receivables and payables will not be settled in the foreseeable future and are of a long-term nature, gains and losses from foreign currency exchange rate changes are recognized as currency translation adjustment within other comprehensive income (loss) in our consolidated statement of comprehensive income (loss).

Insurance

We are self-insured for losses up to our third-party insurance deductibles for domestic general liability, auto liability, workers' compensation, employment practices liability and crime insurance at our leased and managed hotels that participate in our insurance programs, in addition to other corporate related coverages. We are also self-insured for health coverages for some of our U.S. and Puerto Rico employees, which include those working at our corporate operations and managed hotels, with purchased insurance protection for costs over specified thresholds. In addition, through our captive insurance subsidiary, we participate in reinsurance arrangements that provide coverage and/or act as a financial intermediary for claim payments on our self-insurance program. These obligations and reinsurance arrangements can cause timing differences in the recognition of assets, liabilities, gains and losses between reporting periods, although we expect these amounts to ultimately offset when the related claims are settled. Our insurance reserves are accrued based on our deductibles related to the estimated ultimate cost of claims that occurred during the covered period, which includes claims incurred but not reported, for which we will be responsible. These estimates are prepared with the assistance of third-party actuaries and consultants. The ultimate cost of claims for a covered period are reviewed at least annually, or more frequently as circumstances dictate, and are adjusted based on the latest information available to us, which may differ from our original estimates.

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

We recognize these share-based payment transactions when services from the employees are rendered and recognize either a corresponding increase in additional paid-in capital or accounts payable, accrued expenses and other in our consolidated balance sheets, depending on whether the instruments granted satisfy the equity or liability classification criteria, respectively. The measurement objective for these equity awards is the estimated fair value at the date of grant of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The compensation expense for an award classified as an equity instrument is recognized ratably over the requisite service period, which is the period during which an employee is required to provide service in exchange for an award. Liability awards are measured based on the award’s fair value, and the fair value is remeasured at each reporting date until the date of settlement. Compensation expense for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered as of the reporting date) in the fair value of the instrument for each reporting period for such liability awards. Compensation expense for awards with a performance condition is dependent on the expected achievement percentage of such awards, which is reassessed each reporting period from the date of grant through the vesting of such performance awards, and is recognized over the requisite service period if it is probable that the performance condition will be satisfied. If such performance conditions are not or are no longer considered probable, no compensation expense for these awards is recognized, and any previously recognized expense related to awards that are determined to be improbable of achievement is reversed. Additionally, we have a retirement provision whereby we recognize total compensation expense of the awards for eligible participants through the date their awards are fully vested. We recognize forfeitures of share-based compensation awards as they occur. Share-based compensation expense is recognized in owned and leased hotels expenses, general and administrative expenses and other expenses from managed and franchised properties in our consolidated statement of operations.

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

We use a prescribed recognition threshold for the financial statement recognition and measurement of a tax position taken in a tax return. For all income tax positions, we first determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of each evaluated tax position and the amounts we would ultimately accept in a negotiated settlement with tax authorities. If it is determined that a position meets the more-likely-than-not recognition threshold, the benefit recognized in the financial statements is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

In August 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law in the U.S. We do not expect the IRA to have a material impact on our consolidated financial statements, including our annual estimated effective tax rate during interim periods.

Loss Contingencies

We are involved in various claims and lawsuits arising in the ordinary course of business, the outcomes of which are subject to significant uncertainty. We also provide various types of guarantees and other assistance in the form of letters of credit and financing to owners of certain hotels that we currently or in the future will manage or franchise, with varying degrees of certainty with respect to the ultimate timing and amount of cash flows that might be expended under such agreements. An estimated loss from a loss contingency will be accrued as a charge to income if it is probable a loss has been incurred and the amount of the loss can be reasonably estimated.

Recently Issued Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board issued ASU No. 2021-10 ("ASU 2021-10"), Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires entities to provide annual disclosures about the nature of material existing government assistance agreements and the impact of such agreements on the entity's financial statements. The provisions of ASU 2021-10 are effective for fiscal years beginning after December 15, 2021 and the amendments should be applied either: (i) prospectively to all in scope transactions that are reflected in the financial statements at the date of initial application and new transactions that are entered into after that date; or (ii) retrospectively to those transactions. Hilton adopted this ASU on January 1, 2022 on a prospective basis and it had no material impact on our consolidated financial statements as of and for the year ended December 31, 2022. If, at any point in time, such amounts are deemed to be material, we will present the required disclosures as applicable.

Note 3: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities during the year ended December 31, 2022:

(in millions)
Balance as of December 31, 2021	$1,166
Cash received in advance and not recognized as revenue	444
Revenue recognized(1)(2)	(534)
Other(3)	255
Balance as of December 31, 2022	$1,331
____________
(1)Primarily related to Hilton Honors, including co-branded credit card arrangements.
(2)Revenue recognized during the year ended December 31, 2022 included a net increase in revenue of $11 million for Hilton Honors points redeemed in prior periods, as a result of a change to the estimated breakage of Hilton Honors points for which point expirations were temporarily suspended through December 31, 2022.
(3)Represents changes in estimated transaction prices for our performance obligations related to the issuance of Hilton Honors points, which had no effect on revenues during the period, and was primarily due to the expiration of Hilton Honors points on December 31, 2022 following the program's temporary suspension of such points.

Performance Obligations

As of December 31, 2022, we had deferred revenues for unsatisfied performance obligations consisting of: (i) $631 million related to Hilton Honors that will be recognized as revenue over approximately the next two years; (ii) $674 million related to advance consideration received from hotel owners for application, initiation and other fees and certain indirect reimbursements; and (iii) $26 million related to other obligations.

Note 4: Consolidated Variable Interest Entities

As of December 31, 2022 and 2021, we consolidated two VIEs that each lease one hotel property, both of which are located in Japan. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb losses and the right to receive benefits that could be significant to each of the VIEs individually. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities, and the liabilities of the consolidated VIEs are non-recourse to us.

Our consolidated balance sheets include the assets and liabilities of these entities, including the effect of foreign currency translation, which primarily comprised the following:

	December 31,
	2022	2021
	(in millions)
Cash and cash equivalents	$29	$18
Property and equipment, net	45	60
Deferred income tax assets	52	62
Other non-current assets	55	62
Accounts payable, accrued expenses and other	21	15
Long-term debt(1)	152	179
Other long-term liabilities	14	16
____________
(1)Includes finance lease liabilities of $115 million and $153 million as of December 31, 2022 and 2021, respectively.

During the year ended December 31, 2022, our consolidated VIEs borrowed an aggregate of 2.7 billion Japanese yen ("JPY"), of which 0.3 billion JPY was repaid during the year ended December 31, 2022, resulting in 2.4 billion JPY (equivalent to $18 million) of those borrowings remaining outstanding as of December 31, 2022. As of December 31, 2022, these remaining borrowings were included in long-term debt in our consolidated balance sheet and had a weighted average interest rate of 1.04 percent and maturity dates ranging from August 2025 to February 2029.

As of December 31, 2021, one of our consolidated VIEs had drawn 500 million JPY (equivalent to $4 million) under a revolving credit facility, which was fully repaid by July 2022; these borrowings were included in long-term debt in our consolidated balance sheet as of December 31, 2021.

Note 5: Goodwill and Intangible Assets

Goodwill

During the year ended December 31, 2020, we fully impaired the goodwill attributable to our ownership reporting unit, recognizing impairment losses of $104 million in our consolidated statement of operations; see Note 10: "Fair Value Measurements" for additional information. As such, as of December 31, 2022 and 2021, our goodwill balance was only attributable to our management and franchise reporting unit, which had no accumulated impairment losses as of either date. The changes in our goodwill balances during the years ended December 31, 2022 and 2021 were due to foreign currency translation.

Intangible Assets

Finite-lived intangible assets were as follows:

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
International management contracts recorded at Merger(1)	$293	$(278)	$15
Contract acquisition costs	961	(206)	755
Development commissions and other	149	(32)	117
	$1,403	$(516)	$887
Other intangible assets:
Capitalized software costs	$615	$(515)	$100
Leases(1)	124	(80)	44
Hilton Honors(1)	335	(318)	17
	$1,074	$(913)	$161

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
International management contracts recorded at Merger(1)	$310	$(275)	$35
Contract acquisition costs	780	(170)	610
Development commissions and other	140	(27)	113
	$1,230	$(472)	$758
Other intangible assets:
Capitalized software costs	$561	$(460)	$101
Leases(1)	138	(83)	55
Hilton Honors(1)	339	(301)	38
	$1,038	$(844)	$194
____________
(1)Represents intangible assets that were initially recorded at fair value at the time of the Merger.

During the year ended December 31, 2020 we recognized $15 million and $46 million of impairment losses related to contract acquisition costs and our leases intangible assets, respectively, in our consolidated statement of operations; see Note 10: "Fair Value Measurements" for additional information.

Amortization of our finite-lived intangible assets was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Recognized in depreciation and amortization expenses(1)	$116	$135	$274
Recognized as a reduction of franchise and licensing fees and base and other management fees	38	32	29
____________
(1)Includes amortization expense of $45 million, $47 million and $164 million for the years ended December 31, 2022, 2021 and 2020, respectively, associated with assets that were initially recorded at fair value at the time of the Merger, some of which fully amortized during 2020.

As of December 31, 2022, we estimate future amortization expense of our finite-lived intangible assets that will be recognized in depreciation and amortization expenses to be as follows:

Year	(in millions)
2023	$96
2024	46
2025	25
2026	11
2027	9
Thereafter	106
$293

Note 6: Property and Equipment

Property and equipment were as follows:

	December 31,
	2022	2021
	(in millions)
Land	$9	$9
Buildings and leasehold improvements	355	365
Furniture and equipment	299	339
Construction-in-progress	24	14
Finance lease ROU assets	82	83
	769	810
Accumulated depreciation and amortization(1)	(489)	(505)
	$280	$305
____________
(1)During the years ended December 31, 2022, 2021 and 2020, depreciation and amortization expenses on property and equipment was $46 million, $53 million and $57 million, respectively.

Property and equipment, net attributed to U.S. operations was $111 million and $112 million as of December 31, 2022 and 2021, respectively, and to operations outside the U.S. was $169 million and $193 million, respectively, most significantly in the United Kingdom ("U.K.") and Japan.

During the year ended December 31, 2020 we recognized $28 million of impairment losses in our consolidated statement of operations related to property and equipment, net, of which $4 million related to finance lease ROU assets; see Note 10: "Fair Value Measurements" for additional information.

Note 7: Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other were as follows:

	December 31,
	2022	2021
	(in millions)
Accrued employee compensation and benefits	$555	$514
Accounts payable	368	274
Operating lease liabilities, current	112	140
Insurance reserves, current	86	84
Other current liabilities and accrued expenses(1)	669	556
	$1,790	$1,568
____________
(1)Includes deposit liabilities related to hotel operations and application fees, promotional liabilities, contract acquisition costs payable and income taxes payable, as well as accrued expenses related to taxes, interest, advertising, rent and other.

Note 8: Debt

Long-term Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of December 31, 2022, were as follows:

	December 31,
	2022	2021
	(in millions)
Senior secured term loan facility with a rate of 6.17%, due 2026	$2,619	$2,619
Senior notes with a rate of 5.375%, due 2025(1)	500	500
Senior notes with a rate of 4.875%, due 2027(1)	600	600
Senior notes with a rate of 5.750%, due 2028(1)	500	500
Senior notes with a rate of 3.750%, due 2029(1)	800	800
Senior notes with a rate of 4.875%, due 2030(1)	1,000	1,000
Senior notes with a rate of 4.000%, due 2031(1)	1,100	1,100
Senior notes with a rate of 3.625%, due 2032(1)	1,500	1,500
Finance lease liabilities with a weighted average rate of 5.90%, due 2023 to 2030(2)	164	208
Other debt of consolidated VIEs with a weighted average rate of 1.12%, due 2024 to 2029(2)	37	26
	8,820	8,853
Less: unamortized deferred financing costs and discount	(73)	(87)
Less: current maturities of long-term debt(3)	(39)	(54)
	$8,708	$8,712
____________
(1)These notes are collectively referred to as the Senior Notes and are jointly and severally guaranteed on a senior unsecured basis by the Parent and substantially all of its direct and indirect wholly owned domestic restricted subsidiaries, except for Hilton Domestic Operating Company Inc. ("HOC"), an indirect wholly owned subsidiary of the Parent and the issuer of all of the series of Senior Notes.
(2)Long-term debt of our consolidated variable interest entities is included in finance lease liabilities and other debt of consolidated VIEs as applicable; refer to Note 4: "Consolidated Variable Interest Entities" for additional information.
(3)Represents current maturities of finance lease liabilities and borrowings of one consolidated VIE.

Senior Secured Credit Facilities

Our senior secured credit facilities consist of a senior secured revolving credit facility (the "Revolving Credit Facility") and a senior secured term loan facility. The obligations of our senior secured credit facilities are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic restricted subsidiaries, except for HOC, the named borrower on the senior secured credit facilities.

In December 2022, we amended the credit agreement that governs our senior secured credit facilities to reference the Secured Overnight Financing Rate as the primary benchmark rate for our variable-rate indebtedness under this agreement in lieu of the London Interbank Offered Rate. We applied the practical expedient as prescribed in ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting that allowed us to consider this amendment as though the modification was not substantial.

As of December 31, 2022, our Revolving Credit Facility had a total borrowing capacity of $1.75 billion and, of the $250 million available in the form of letters of credit, $60 million letters of credit were outstanding, resulting in an available borrowing capacity of $1,690 million. No borrowings were outstanding under the Revolving Credit Facility as of December 31, 2022 and 2021. In January 2023, we amended the credit agreement governing our Revolving Credit Facility to increase the borrowing capacity to $2.0 billion, $250 million of which is available in the form of letters of credit, and, based on the terms of the agreement, we expect the extended maturity date to be January 2028. In connection with this amendment, we incurred approximately $9 million of debt issuance costs. As of February 3, 2023, after considering $60 million letters of credit outstanding and no borrowings outstanding, we had an available borrowing capacity on the Revolving Credit Facility of $1,940 million.

Senior Notes

During 2021 and 2020, we completed financing transactions, whereby we issued senior unsecured notes and used the net proceeds from those issuances, together with available cash, to redeem outstanding senior unsecured notes. In connection with the redemptions, we paid redemption premiums of $55 million and $31 million during the years ended December 31, 2021 and 2020, respectively, and accelerated the recognition of the unamortized deferred financing costs on the redeemed notes of $14 million and $17 million, respectively. These amounts were included in loss on debt extinguishments in our consolidated statements of operations for the years ended December 31, 2021 and 2020. During 2020, we also issued in aggregate $1.0 billion of senior unsecured notes.

Debt Maturities

The contractual maturities of our long-term debt as of December 31, 2022 were as follows:

Year	(in millions)
2023	$39
2024	33
2025	526
2026	2,658
2027	617
Thereafter	4,947
$8,820

Note 9: Other Liabilities

Other long-term liabilities were as follows:

	December 31,
	2022	2021
	(in millions)
Other long-term tax liabilities	$349	$385
Insurance reserves	146	151
Deferred employee compensation and benefits	91	111
Pension obligations	40	25
Other	66	74
	$692	$746

Note 10: Fair Value Measurements

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	December 31, 2022
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$338	$—	$338	$—
Interest rate swap(2)	108	—	108	—
Liabilities:
Long-term debt(3)	8,619	5,292	—	2,616

	December 31, 2021
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Cash equivalents	$622	$—	$622	$—
Liabilities:
Long-term debt(3)	8,619	6,180	—	2,599
Interest rate swaps(2)	41	—	41	—
____________
(1)The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values.
(2)Interest rate swaps are included in other non-current assets or other long-term liabilities in our consolidated balance sheet depending on their value to us as of the balance sheet date. During the year ended December 31, 2022, one of the interest rate swaps that was outstanding as of December 31, 2021 matured. The remaining interest rate swap outstanding as of December 31, 2022 will mature in March 2026.
(3)The carrying value and fair values exclude the deduction for unamortized deferred financing costs and any applicable discounts, as well as all finance lease liabilities and other debt of consolidated VIEs; refer to Note 8: Debt for additional information.

We measure our interest rate swaps at fair value, which was determined using a discounted cash flow analysis that reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs of similar instruments, including interest rate curves, as applicable.

Our nonfinancial assets that were measured at fair value on a non-recurring basis during the year ended December 31, 2020, and for which we recorded impairment losses as a result of the COVID-19 pandemic, were primarily related to certain hotel properties under operating and finance leases and goodwill, all of which were part of our ownership reporting unit. See Note 5: "Goodwill and Intangible Assets," Note 6: "Property and Equipment" and Note 11: "Leases" for additional information on these impairment losses.

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

Note 11: Leases

We lease hotel properties, land, corporate office space and equipment used at hotels and corporate offices, with our most significant lease liabilities related to hotel properties. As of December 31, 2022, we leased 42 hotels under operating leases and five hotels under finance leases, two of which were the liabilities of consolidated VIEs, which are non-recourse to us. Our hotel leases expire at various dates, with varying renewal and termination options.

During the year ended December 31, 2020, we recognized $65 million and $4 million of impairment losses related to certain operating lease and finance lease ROU assets, respectively; see Note 10: "Fair Value Measurements" for additional information.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2022	2021
	(dollars in millions)
Operating leases:
Operating lease right-of-use assets(1)	$662	$694
Accounts payable, accrued expenses and other	112	140
Operating lease liabilities	832	870

Finance leases:
Property and equipment, net	$33	$33
Current maturities of long-term debt	38	50
Long-term debt	126	158

Weighted average remaining lease term:
Operating leases	11.3 years	11.0 years
Finance leases	6.1 years	7.0 years

Weighted average discount rate:
Operating leases	4.22%	3.87%
Finance leases	5.90%	5.88%
____________
(1)Operating lease ROU assets attributed to U.S. operations was $78 million and $37 million as of December 31, 2022 and 2021, respectively, and to operations outside the U.S. was $584 million and $657 million, respectively, most significantly in the U.K. and Germany.

The components of lease expense were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Operating lease expense for fixed payments	$113	$125	$129
Finance lease expense:
Amortization of ROU assets	21	23	26
Fixed interest on lease liabilities	10	13	14
Variable lease expense(1)	139	35	17
____________
(1)Includes amounts related to variable rent expense for operating leases and variable interest expense for finance leases.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$157	$187	$149
Financing cash flows from finance leases	42	40	26
ROU assets obtained in exchange for lease liabilities in non-cash transactions:
Operating leases	135	45	33
Finance leases	21	17	20

Our future minimum lease payments as of December 31, 2022 were as follows:

	Operating Leases	Finance Leases
Year	(in millions)
2023	$147	$47
2024	127	34
2025	121	27
2026	112	25
2027	104	17
Thereafter	604	47
Total minimum lease payments	1,215	197
Less: imputed interest	(271)	(33)
Total lease liabilities	$944	$164

Note 12: Income Taxes

Income Tax Provision (Benefit)

The domestic and foreign components of income (loss) before income taxes were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
U.S. income (loss) before income taxes	$1,320	$631	$(267)
Foreign income (loss) before income taxes	414	(71)	(657)
Income (loss) before income taxes	$1,734	$560	$(924)

The components of our provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Current:
Federal	$306	$89	$(6)
State	81	45	(32)
Foreign	56	23	69
Total current	443	157	31
Deferred:
Federal	16	51	(102)
State	6	(14)	(34)
Foreign	12	(41)	(99)
Total deferred	34	(4)	(235)
Total provision (benefit) for income taxes	$477	$153	$(204)

Reconciliations of the provision (benefit) for income taxes at the U.S. statutory rate to the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Statutory U.S. federal income tax provision (benefit)	$364	$118	$(194)
State income taxes, net of U.S. federal income tax benefit	65	22	(24)
Impact of foreign operations	35	8	(106)
Goodwill impairment losses	—	—	22
Tax rate differential on U.S. federal net operating loss carryback	—	—	(14)
Changes in deferred tax asset valuation allowances	(5)	34	116
Income tax rate changes(1)	—	(45)	—
Provision for uncertain tax positions	14	15	7
Other, net	4	1	(11)
Provision (benefit) for income taxes	$477	$153	$(204)
____________
(1)Income tax rate changes resulted in the remeasurement of our deferred tax assets and liabilities and other tax liabilities to the new tax rates, resulting in a $49 million deferred tax benefit and a $4 million current tax expense, respectively.

Deferred Income Taxes

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The tax effects of the temporary differences and carryforwards that give rise to our net deferred taxes were as follows:

	December 31,
	2022	2021
	(in millions)
Deferred tax assets:
Net tax loss carryforwards and carrybacks	$641	$649
Compensation	117	101
Reserves	66	76
Operating and finance lease liabilities	301	341
Deferred income	271	278
Foreign tax credit carryforwards	49	48
Other	102	144
Total gross deferred tax assets	1,547	1,637
Less: valuation allowance	(649)	(669)
Deferred tax assets	898	968
Deferred tax liabilities:
Brands	(1,151)	(1,152)
Finite-lived intangible assets	(40)	(61)
Investment in foreign subsidiaries	(22)	(24)
Operating and finance lease ROU assets	(206)	(218)
Other	(10)	—
Deferred tax liabilities	(1,429)	(1,455)
Net deferred taxes	$(531)	$(487)

As of December 31, 2022, we had gross U.S. separate return limitation year loss carryforwards and foreign operating loss carryforwards of $2.6 billion, resulting in deferred tax assets of $641 million. Approximately $41 million of our deferred tax assets as of December 31, 2022 related to loss carryforwards that will expire between 2023 and 2042 with less than $1 million of that amount expiring in 2023. Approximately $600 million of our deferred tax assets as of December 31, 2022 resulted from loss carryforwards that are not subject to expiration. We believe that it is more likely than not that the benefit from certain U.S. and foreign loss carryforwards will not be realized. In recognition of this assessment, we provided valuation allowances totaling $494 million as of December 31, 2022 on the deferred tax assets relating to these loss carryforwards. As of December 31, 2022, we also had deferred tax assets for U.S. tax credit carryforwards of $49 million that will expire between 2029 and 2032, for which we have provided valuation allowances.

Tax Uncertainties

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign tax jurisdictions. We are under regular and recurring audit by the Internal Revenue Service ("IRS") and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in federal, state, local and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. As of December 31, 2022, the Company's federal income tax returns remain subject to examination by the IRS for tax years from 2005 through 2022. Various income tax returns filed with state, local and foreign jurisdictions remain subject to examination by the applicable taxing authorities.

Reconciliations of the beginning and ending amounts of unrecognized tax benefits were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Balance at beginning of year	$375	$451	$395
Additions for tax positions related to prior years	1	33	45
Additions for tax positions related to the current year	3	2	56
Reductions for tax positions related to prior years	(32)	(39)	(13)
Settlements	—	(66)	(37)
Lapse of statute of limitations	(5)	(2)	(1)
Currency translation adjustment	(5)	(4)	6
Balance at end of year	$337	$375	$451

As of December 31, 2021, we had entered into a tentative agreement with the IRS, subject to approval by the Joint Committee on Taxation, to settle our federal examination through the 2010 tax year, and the settlement was approved by the Joint Committee on Taxation during the year ended December 31, 2022. As a result, the extended federal statute of limitations for tax years from 2005 through 2010 is set to expire in 2023. The assets and liabilities relating to the settlement were previously recognized as of December 31, 2021, and no adjustments were necessary as a result of the settlement approval.

We recognize interest and penalties accrued related to uncertain tax positions in income tax benefit (expense) in our consolidated statements of operations. During the years ended December 31, 2022, 2021 and 2020, we recognized income tax expense related to interest and penalties of $17 million, $16 million and $13 million, respectively, in our consolidated statements of operations. As of December 31, 2022 and 2021, we had accrued approximately $79 million and $65 million, respectively, for interest and penalties related to our unrecognized tax benefits in our consolidated balance sheets. Included in the balances of unrecognized tax benefits as of December 31, 2022 and 2021 were $337 million and $343 million, respectively, associated with positions that, if favorably resolved, would provide a benefit to our effective income tax rate. As a result of the expected resolution of examination issues with foreign tax authorities, we believe it is reasonably possible that during the next 12 months, the amount of unrecognized tax benefits will decrease by up to $32 million.

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

The employee benefit plans covering certain of our international employees include: (i) a plan that covers employees in the U.K. (the "U.K. Plan"), which was frozen to further service accruals in 2013 and (ii) a number of smaller plans that cover employees in various countries around the world (the "International Plans").

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

The following table presents the projected benefit obligation, fair value of plan assets, funded status and accumulated benefit obligation for the Domestic Plan, the U.K. Plan and the International Plans:

	Domestic Plan		U.K. Plan		International Plans
	2022	2021	2022	2021	2022	2021
	(in millions)
Change in projected benefit obligation
Benefit obligation at beginning of year	$370	$399	$490	$541	$81	$90
Service cost	—	—	2	2	2	1
Interest cost	8	6	8	5	2	2
Actuarial gain(1)	(71)	(11)	(152)	(32)	(10)	(3)
Settlements	—	—	—	—	—	(1)
Effect of foreign currency exchange rates	—	—	(49)	(4)	(4)	(4)
Benefits paid	(23)	(24)	(13)	(22)	(7)	(4)
Benefit obligation at end of year	$284	$370	$286	$490	$64	$81

Change in plan assets
Fair value of plan assets at beginning of year	$374	$343	$505	$485	$71	$70
Actual return on plan assets, net of expenses	(80)	44	(186)	36	(3)	7
Employer contributions	—	11	21	11	2	2
Settlements	—	—	—	—	—	(1)
Effect of foreign currency exchange rates	—	—	(50)	(5)	(3)	(3)
Benefits paid	(23)	(24)	(13)	(22)	(7)	(4)
Fair value of plan assets at end of year	271	374	277	505	60	71
Funded status at end of year (underfunded)	(13)	4	(9)	15	(4)	(10)
Accumulated benefit obligation	$284	$370	$286	$490	$64	$81
____________
(1)The actuarial gains during the year ended December 31, 2022 were primarily related to increases in the discount rate assumptions.

Amounts recognized in our consolidated balance sheets consisted of the following:

	Domestic Plan		U.K. Plan		International Plans
	2022	2021	2022	2021	2022	2021
	(in millions)
Other non-current assets	$—	$4	$—	$15	$14	$15
Other liabilities	(13)	—	(9)	—	(18)	(25)
Net amount recognized	$(13)	$4	$(9)	$15	$(4)	$(10)

Amounts recognized in accumulated other comprehensive loss consisted of the following:

	Domestic Plan			U.K. Plan			International Plans
	2022	2021	2020	2022	2021	2020	2022	2021	2020
	(in millions)
Net actuarial loss (gain)	$25	$(38)	$4	$39	$(48)	$41	$(4)	$(7)	$3
Amortization of prior service cost	(4)	(4)	(4)	—	—	—	—	—	—
Amortization of net loss	(3)	(5)	(4)	(3)	(5)	(4)	(1)	(1)	(1)
Net amount recognized	$18	$(47)	$(4)	$36	$(53)	$37	$(5)	$(8)	$2

The net periodic pension cost (credit) was as follows:

	Domestic Plan			U.K. Plan			International Plans
	2022	2021	2020	2022	2021	2020	2022	2021	2020
	(in millions)
Service cost(1)	$3	$3	$3	$2	$2	$3	$2	$1	$1
Interest cost(2)	8	6	10	8	5	8	2	2	2
Expected return on plan assets(2)	(20)	(19)	(17)	(23)	(21)	(20)	(3)	(3)	(3)
Amortization of prior service cost(2)	4	4	4	—	—	—	—	—	—
Amortization of net loss(2)	3	5	4	3	5	4	1	1	1
Net periodic pension cost (credit)	$(2)	$(1)	$4	$(10)	$(9)	$(5)	$2	$1	$1
____________
(1)Recognized in owned and leased hotels expenses and general and administrative expenses, as applicable, in our consolidated statements of operations.
(2)Recognized in other non-operating income (loss), net in our consolidated statements of operations.

The weighted average assumptions used to determine benefit obligations were as follows:

	Domestic Plan		U.K. Plan		International Plans
	2022	2021	2022	2021	2022	2021
Discount rate	5.6%	2.8%	4.8%	1.9%	4.4%	2.3%
Salary inflation	N/A	N/A	2.6	2.6	2.4	2.3
Pension inflation	N/A	N/A	3.1	3.1	2.1	1.9

The weighted average assumptions used to determine net periodic pension cost (credit) were as follows:

	Domestic Plan			U.K. Plan			International Plans
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate	2.9%	2.6%	3.2%	1.9%	1.3%	2.1%	2.2%	1.7%	2.0%
Expected return on plan assets	6.3	6.3	6.3	5.0	4.5	5.0	2.7	2.4	2.7
Salary inflation	N/A	N/A	N/A	2.6	2.1	1.6	2.3	2.2	2.2
Pension inflation	N/A	N/A	N/A	3.1	2.7	2.8	1.9	1.8	1.9

The investment objectives for the various plans are preservation of capital, current income and long-term growth of capital. All plan assets are managed by third-party investment managers and do not include investments in Hilton stock. Asset allocations are reviewed periodically by the investment managers.

Expected long-term returns on plan assets are determined using historical performance for debt and equity securities held by our plans, actual performance of plan assets and current and expected market conditions. Expected returns are formulated based on the target asset allocation. As of December 31, 2022 and 2021, the target asset allocation, as a percentage of total plan assets, for the Domestic Plan was 70 percent and 75 percent, respectively, in funds that invest in equity securities and 30 percent and 25 percent, respectively, in funds that invest in debt securities. As of December 31, 2022 and 2021, the target asset allocation, as a percentage of total plan assets, for the U.K. Plan and International Plans was 75 percent in funds that invest in equity and debt securities and 25 percent in bond funds.

The following tables present the fair value hierarchy of total plan assets measured at fair value by asset category:

	December 31, 2022
	Domestic Plan	U.K. Plan	International Plans
	(in millions)
Level 1
Cash	$—	$13	$12
Equity funds	—	—	3
Bond funds	6	—	—
Level 2
Equity funds	—	—	4
Bond funds	—	35	6
Net asset value(1)
Cash equivalents	—	24	—
Bond funds	—	44	—
Common collective trusts	265	—	35
Alternative investments	—	111	—
Other	—	50	—
	$271	$277	$60

	December 31, 2021
	Domestic Plan	U.K. Plan	International Plans
	(in millions)
Level 1
Cash	$—	$12	$12
Equity funds	—	—	3
Bond funds	3	42	—
Level 2
Equity funds	—	—	4
Bond funds	—	34	6
Net asset value(1)
Cash equivalents	—	34	—
Equity funds	—	86
Bond funds	—	69	—
Common collective trusts	371	—	46
Alternative investments	—	168	—
Other	—	60	—
	$374	$505	$71
____________
(1)Certain investments are measured at net asset value per share as a practical expedient and, therefore, have not been classified in the fair value hierarchy.

As of December 31, 2022, the benefits expected to be paid in the next five years and in the aggregate for the five years thereafter were as follows:

	Domestic Plan	U.K. Plan	International Plans
Year	(in millions)
2023	$33	$13	$9
2024	26	13	4
2025	26	13	3
2026	25	14	3
2027	25	14	3
2028-2032	110	77	15
	$245	$144	$37

In 2007, the Domestic Plan and plans maintained for certain domestic hotels currently or formerly managed by us were merged into a multiple employer plan. As of December 31, 2022 and 2021, the multiple employer plan had combined plan assets of $294 million and $405 million, respectively, and a projected benefit obligation of $303 million and $395 million, respectively.

Note 14: Share-Based Compensation

We recognized share-based compensation expense of $162 million, $193 million and $97 million during the years ended December 31, 2022, 2021 and 2020, respectively, which included amounts reimbursed by hotel owners, and the related tax benefit recognized was $48 million, $54 million and $35 million, respectively. Share-based compensation expense recognized during the year ended December 31, 2020 included the reversal of expense recognized in prior years as a result of the determination that the performance conditions of our then-outstanding performance shares were no longer probable of achievement. Further, in December 2020, we modified our then-outstanding performance shares in response to the COVID-19 pandemic to reward for results achieved prior to the pandemic and incentivize our recovery efforts, with a portion of the awards modified to vest based on continued service and the remaining portion of the awards to vest based on new performance measures. As a result of this modification, our share-based compensation expense for the years ended December 31, 2022, 2021 and 2020 includes incremental share-based compensation of $25 million, $70 million and $44 million, respectively.

As of December 31, 2022, unrecognized compensation costs for unvested awards under the 2017 Plan were approximately $119 million, which are expected to be recognized over a weighted average period of 1.6 years on a straight-line basis. As of December 31, 2022, there were 11.4 million remaining shares authorized for awards under the 2017 Plan, including any shares subject to awards outstanding under the 2013 Omnibus Incentive Plan that will become available for issuance under the 2017 Plan if such outstanding awards expire or are terminated or are canceled or forfeited.

RSUs

The following table provides information about our RSU grants:

	Year Ended December 31,
	2022	2021	2020
Number of shares granted (in thousands)	507	589	942
Weighted average grant date fair value per share	$150.58	$123.13	$93.48
Aggregate intrinsic value of shares vested (in millions)	$97	$94	$97

The following table summarizes the activity of our RSUs during the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Outstanding as of December 31, 2021	1,246	$105.28
Granted	507	150.58
Vested	(682)	99.63
Forfeited	(58)	124.25
Outstanding as of December 31, 2022	1,013	130.68

Options

The following table provides information about our option grants:

	Year Ended December 31,
	2022	2021	2020
Number of options granted (in thousands)	318	361	755
Weighted average exercise price per share	$150.67	$123.13	$93.33
Weighted average grant date fair value per share	$51.15	$41.15	$21.47

The weighted average grant date fair value per share of the option grants for each year was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected volatility(1)	33.28%	33.13%	23.69%
Dividend yield(2)	0.41%	—%	0.55%
Risk-free rate(3)	1.93%	0.92%	0.96%
Expected term (in years)(4)	6.0	6.0	6.0
____________
(1)Estimated using a blended approach of historical and implied volatility. Historical volatility is based on the historical movement of Hilton's stock price for a look back period that corresponds to the expected term of the option.
(2)For options granted during the year ended December 31, 2020, dividend yield was estimated based on our historical quarterly dividends. However, after the 2020 options were granted, we suspended the declaration and payment of dividends, and, at the time of grant for the 2021 options, we could not estimate when the payment of dividends would resume. For the options granted during the year ended December 31, 2022, dividend yield was estimated based on the expectation, at the date of grant, of the resumption of a quarterly $0.15 per share dividend, which occurred in the second quarter of 2022. For option grants made during the years ended December 31, 2022 and 2020, the three month average stock price at the date of grant was also utilized in the dividend yield calculation.
(3)Based on the yields of U.S. Department of Treasury instruments with similar expected terms at the date of grant.
(4)Estimated using the midpoint of the vesting period and the contractual term of the options.

The following table summarizes the activity of our options during the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price per Share
	(in thousands)
Outstanding as of December 31, 2021	2,803	$80.03
Granted	318	150.67
Exercised	(100)	69.88
Outstanding as of December 31, 2022(1)	3,021	87.61
Exercisable as of December 31, 2022(2)	2,246	74.39
____________
(1)The aggregate intrinsic value was $125 million and the weighted average remaining contractual term was 5.9 years.
(2)The aggregate intrinsic value was $117 million and the weighted average remaining contractual term was 5.1 years.

Performance Shares

As of December 31, 2022, we determined that all of the performance measures for the outstanding performance shares were probable of achievement, with the average of the applicable achievement factors estimated to be between the target and maximum achievement percentages.

The following table provides information about our performance share grants for the last three years:

	Year Ended December 31,
	2022	2021	2020(1)
Number of shares granted (in thousands)	216	241	348
Weighted average grant date fair value per share	$150.67	$123.13	$93.33
Aggregate intrinsic value of shares vested (in millions)	$42	$36	$58
____________
(1)In December 2020, 288,000 performance shares from the 2020 grant were modified with a modification date fair value per share of $102.95.

The following table summarizes the activity of our performance shares in aggregate for all of our performance measures during the year ended December 31, 2022, with the performance shares reflected at the target achievement percentage until completion of the performance period:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Outstanding as of December 31, 2021	848	$97.63
Granted	216	150.67
Performance achievement share adjustments(1)	163	83.11
Vested	(496)	83.11
Forfeited	(1)	127.69
Outstanding as of December 31, 2022	730	119.87
____________
(1)Reflects the number of shares achieved above target, based on actual performance as determined at the completion of the respective three-year performance period.

Note 15: Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share ("EPS"):

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income (loss) attributable to Hilton stockholders	$1,255	$410	$(715)
Denominator:
Weighted average shares outstanding	275	279	277
Basic EPS	$4.56	$1.47	$(2.58)

Diluted EPS:
Numerator:
Net income (loss) attributable to Hilton stockholders	$1,255	$410	$(715)
Denominator:
Weighted average shares outstanding(1)	277	281	277
Diluted EPS(1)	$4.53	$1.46	$(2.58)
____________
(1)Certain shares related to share-based compensation were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive under the treasury stock method, including less than 1 million shares for the years ended December 31, 2022 and 2021 and 4 million shares for the year ended December 31, 2020.

Note 16: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2019	$(549)	$(269)	$(22)	$(840)
Other comprehensive income (loss) before reclassifications	33	(30)	(46)	(43)
Amounts reclassified from accumulated other comprehensive loss	5	10	8	23
Net other comprehensive income (loss)	38	(20)	(38)	(20)
Balance as of December 31, 2020	(511)	(289)	(60)	(860)
Other comprehensive income (loss) before reclassifications	(36)	68	11	43
Amounts reclassified from accumulated other comprehensive loss	7	11	20	38
Net other comprehensive income (loss)	(29)	79	31	81
Balance as of December 31, 2021	(540)	(210)	(29)	(779)
Other comprehensive income (loss) before reclassifications	(9)	(57)	114	48
Amounts reclassified from accumulated other comprehensive loss	1	8	16	25
Net other comprehensive income (loss)	(8)	(49)	130	73
Balance as of December 31, 2022	$(548)	$(259)	$101	$(706)
____________
(1)Includes net investment hedge gains and intra-entity foreign currency transactions that are of a long-term investment nature. Amounts reclassified relate to the liquidation of investments in foreign entities which were recognized in our consolidated statements of operations in gain (loss) on foreign currency transactions during the years ended December 31, 2022 and 2020 and in loss on sales of assets, net during the year ended December 31, 2021.
(2)Amounts reclassified relate to the amortization of prior service cost and amortization of net loss and were recognized in other non-operating income (loss), net in our consolidated statements of operations.
(3)Amounts reclassified were the result of hedging instruments, including: (a) interest rate swaps, inclusive of interest rate swaps that were dedesignated, with related amounts recognized in interest expense in our consolidated statements of operations and (b) forward contracts that hedge our foreign currency denominated fees, with related amounts recognized in various revenue line items, as applicable, in our consolidated statements of operations.

Note 17: Business Segments

We are a hospitality company with operations organized in two distinct operating segments: (i) management and franchise and (ii) ownership, each of which is reported as a segment based on (a) delivering a similar set of products and services; and (b) being managed separately given its distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels that license our IP and where we provide other contracted services to third-party owners, but the day-to-day services of the hotels are operated or managed by someone other than us. Revenues from this segment include: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from our strategic partners, including co-branded credit card providers, and HGV for the right to use our IP; and (iii) fees for managing hotels in our ownership segment. As of December 31, 2022, this segment included 778 managed hotels and 6,255 franchised hotels consisting of 1,096,115 total rooms.

As of December 31, 2022, our ownership segment included 52 properties totaling 17,612 rooms. The segment comprised 45 hotels that we leased, two hotels that were each leased by a consolidated VIE and five hotels owned or leased by unconsolidated affiliates. In December 2022, one non-wholly owned consolidated hotel and one of our leased hotels exited our system, and, therefore, they are not included in the number of owned and leased hotels as of December 31, 2022, although the results of operations of the hotels are consolidated in our financial statements for the year ended December 31, 2022 for the period prior to their exit.
As a result of the COVID-19 pandemic, the operations of certain of our hotels were suspended for some period of time. However, substantially all of the hotels in our management and franchise segment had re-opened by the end of 2021 and have remained open and operating since then. All of the hotels in our ownership segment that had suspended operations at some point in time as a result of the pandemic were open as of December 31, 2021.

The performance of our operating segments is evaluated primarily on operating income (loss), without allocating amortization of contract acquisition costs, other revenues and other expenses, other revenues and other expenses from managed and franchised properties, depreciation and amortization expenses or general and administrative expenses, and does not include equity in earnings (losses) from unconsolidated affiliates. Our chief operating decision maker does not use assets by operating segment when assessing performance or making operating segment resource allocations.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Franchise and licensing fees	$2,085	$1,508	$956
Base and other management fees(1)	338	203	144
Incentive management fees	196	98	38
Management and franchise	2,619	1,809	1,138
Ownership	1,076	598	421
Segment revenues	3,695	2,407	1,559
Amortization of contract acquisition costs	(38)	(32)	(29)
Other revenues	102	79	73
Direct reimbursements from managed and franchised properties(2)	2,441	1,503	1,375
Indirect reimbursements from managed and franchised properties(2)	2,596	1,841	1,332
Intersegment fees elimination(1)	(23)	(10)	(3)
Total revenues	$8,773	$5,788	$4,307
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our consolidated statements of operations.
(2)Included in other revenues from managed and franchised properties in our consolidated statements of operations.

The following table presents operating income (loss) for each of our reportable segments, reconciled to consolidated income (loss) before income taxes:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Management and franchise(1)	$2,619	$1,809	$1,138
Ownership(1)	54	(91)	(202)
Segment operating income	2,673	1,718	936
Amortization of contract acquisition costs	(38)	(32)	(29)
Other revenues, less other expenses	42	34	13
Net other expenses from managed and franchised properties	(39)	(110)	(397)
Depreciation and amortization expenses	(162)	(188)	(331)
General and administrative expenses	(382)	(405)	(311)
Reorganization costs	—	—	(41)
Impairment losses	—	—	(258)
Loss on sales of assets, net	—	(7)	—
Operating income (loss)	2,094	1,010	(418)
Interest expense	(415)	(397)	(429)
Gain (loss) on foreign currency transactions	5	(7)	(27)
Loss on debt extinguishments	—	(69)	(48)
Other non-operating income (loss), net	50	23	(2)
Income (loss) before income taxes	$1,734	$560	$(924)
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our consolidated statements of operations.

Total revenues by country were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
U.S.	$6,947	$4,765	$3,593
All other(1)	1,826	1,023	714
	$8,773	$5,788	$4,307
____________
(1)There are no countries included in these amounts that individually represented more than 10 percent of total revenues for the years ended December 31, 2022, 2021 and 2020.

Note 18: Commitments and Contingencies

We provide performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees do not require us to fund shortfalls, but allow for termination of the contract, if specified operating performance levels are not achieved. However, in limited cases, we are obligated to fund performance shortfalls, creating variable interests in the ownership entities of the hotels, of which we are not the primary beneficiary. As of December 31, 2022, we had performance guarantees with expirations ranging from 2025 to 2043 and possible cash outlays totaling approximately $7 million. Our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee for that particular hotel.

As of December 31, 2022, we had extended debt guarantees and letters of credit with expirations ranging from 2023 to 2031 and potential cash outlays totaling $124 million to owners of certain hotels that we currently or in the future will manage or franchise.

We receive fees from managed and franchised properties that we are contractually required to use to operate our marketing, sales and brand programs on behalf of hotel owners. If we collect amounts in excess of amounts expended, we have a commitment to spend these amounts on the related programs. As of December 31, 2022 and 2021, amounts expended on behalf of these programs exceeded the amounts collected.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of December 31, 2022 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information about common stock that may be issued under our existing equity compensation plans. The only plan pursuant to which the Company may grant new equity-based awards is the Hilton 2017 Omnibus Incentive Plan, which replaced the Company's 2013 Omnibus Incentive Plan. The number of securities to be issued upon exercise of outstanding options, warrants and rights reflected in the table below includes shares underlying equity-based awards granted, and that remained outstanding as of December 31, 2022 under the equity compensation plans.

	As of December 31, 2022
	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	5,584,421	$87.61	11,433,578
____________
(1)Includes shares issuable upon exercise of stock options and 2,564,151 shares that may be issued upon the vesting of certain share-based compensation awards. The number of shares to be issued in respect of performance shares has been calculated based on the assumption that the maximum levels of performance applicable to the performance shares will be achieved. The RSUs and performance shares cannot be exercised for consideration.

The remaining information required by this item is incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 14.     Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

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

4.7
Fifth Supplemental Indenture with respect to the 2027 Notes, dated as of May 13, 2022, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

4.8
Sixth Supplemental Indenture with respect to the 2027 Notes, dated as of August 24, 2022, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

4.9
Indenture, dated as of June 20, 2019, with respect to the 4.875% Senior Notes due 2030 (the "2030 Notes"), by and among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 24, 2019).

4.10	Form of 4.875% Senior Note due 2030 (included in Exhibit 4.9).
4.11
First Supplemental Indenture with respect to the 2030 Notes, dated as of September 12, 2019, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.20 to the Company's Registration Statement on Form S-4 filed on September 20, 2019).

4.12
Second Supplemental Indenture with respect to the 2030 Notes, dated as of February 25, 2020, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

4.13
Third Supplemental Indenture with respect to the 2030 Notes, dated as of February 29, 2020, among the issuer, the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

Exhibit Number	Exhibit Description
4.14
Fourth Supplemental Indenture with respect to the 2030 Notes, dated as of May 13, 2022, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

4.15
Fifth Supplemental Indenture with respect to the 2030 Notes, dated as of August 24, 2022, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

4.16
Indenture with respect to the 5.375% Senior Notes due 2025 (the "2025 Notes") and 5.750% Senior Notes due 2028 (the "2028 Notes"), dated as of April 21, 2020, by and among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 22, 2020).

4.17	Form of 5.375% Senior Note due 2025 (included in Exhibit 4.16).
4.18	Form of 5.750% Senior Note due 2028 (included in Exhibit 4.16).
4.19
First Supplemental Indenture with respect to the 2025 Notes and the 2028 Notes, dated as of May 13, 2022, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

4.20
Second Supplemental Indenture with respect to the 2025 Notes and the 2028 Notes, dated as of August 24, 2022, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

4.21
Indenture with respect to the 3.750% Senior Notes due 2029 (the "2029 Notes") and the 4.000% Senior Notes due 2031 (the "2031 Notes"), dated as of December 1, 2020, by and among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 3, 2020).

4.22	Form of 3.750% Senior Note due 2029 (included in Exhibit 4.21).
4.23	Form of 4.000% Senior Note due 2031 (included in Exhibit 4.21).
4.24
First Supplemental Indenture with respect to the 2029 Notes and the 2031 Notes, dated as of May 13, 2022, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

4.25
Second Supplemental Indenture with respect to the 2029 Notes and the 2031 Notes, dated as of August 24, 2022, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

4.26
Indenture with respect to the 3.625% Senior Notes due 2032 (the "2032 Notes"), dated as of February 2, 2021, by and among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 4, 2021).

4.27	Form of 3.625% Senior Note due 2032 (included in Exhibit 4.26).
4.28
First Supplemental Indenture with respect to the 2032 Notes, dated as of May 13, 2022, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

4.29
Second Supplemental Indenture with respect to the 2032 Notes, dated as of August 24, 2022, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

4.30	Description of Securities (incorporated by reference to Exhibit 4.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).
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

Exhibit Number	Exhibit Description
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

Exhibit Number	Exhibit Description
10.14	Form of 2014 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*
10.15	Form of 2015 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*
10.16	Form of Deferred Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*
10.17	Form of 2017 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*
10.18	Hilton 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 26, 2017).*
10.19	Form of Deferred Share Unit Agreement for non-employee directors (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*
10.20	Form of 2018 Performance Share Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*
10.21	Form of 2018 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*
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

10.27	Amendment One to the 2005 Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018).*
10.28
Form of 2019 Performance Award Agreement (EBITDA CAGR Performance Condition) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).*

10.29
Form of 2019 Performance Award Agreement (Free Cash Flow Per Share CAGR Performance Condition) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).*

10.30	Form of 2019 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).*
10.31
Form of 2020 Performance Award Agreement (EBITDA CAGR Performance Condition) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.32
Form of 2020 Performance Award Agreement (Free Cash Flow Per Share CAGR Performance Condition) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.33	Form of 2020 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*
10.34	Form of 2020 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*
10.35	Form of 2021 Performance Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*
10.36	Form of 2021 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*

Exhibit Number	Exhibit Description
10.37	Form of 2021 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*
10.38	Executive Severance Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*
10.39	Form of Modification to 2018, 2019 and 2020 Performance Award Agreements (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020).*
10.40
Amended and Restated License Agreement, dated March 10, 2021, by and between Hilton Worldwide Holdings Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.41
Amendment No. 7, dated as of October 21, 2021, to the Credit Agreement, dated as of October 25, 2013 (as amended by Amendment No. 1 to the Credit Agreement dated as of August 18, 2016, as further amended by Amendment No. 2 to the Credit Agreement dated as of November 21, 2016, as further amended by Amendment No. 3 to the Credit Agreement dated as of March 16, 2017, as further amended by Amendment No. 4 to the Credit Agreement dated as of April 19, 2018, as further amended by Amendment No. 5 to the Credit Agreement dated as of June 5, 2019, and as further amended by Amendment No. 6 to the Credit Agreement dated as of June 21, 2019), between Hilton Domestic Operating Company Inc. and Deutsche Bank AG New York Branch as administrative agent (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021).

10.42
First Amendment to Amended and Restated License Agreement, dated as of April 4, 2022, between Hilton Grand Vacations Inc. and Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.43	Form of 2022 Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).*
10.44	Form of 2022 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).*
10.45	Form of 2022 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).*
10.46	Form of Deferred Share Unit Agreement for non-employee directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).*
10.47
Amendment No. 8, dated as of December 9, 2022, to the Credit Agreement, dated as of October 25, 2013 (as amended by Amendment No. 1 to the Credit Agreement dated as of August 18, 2016, as further amended by Amendment No. 2 to the Credit Agreement dated as of November 21, 2016, as further amended by Amendment No. 3 to the Credit Agreement dated as of March 16, 2017, as further amended by Amendment No. 4 to the Credit Agreement dated as of April 19, 2018, as further amended by Amendment No. 5 to the Credit Agreement dated as of June 5, 2019, as further amended by Amendment No. 6 to the Credit Agreement dated as of June 21, 2019, and as further amended by Amendment No. 7 to the Credit Agreement dated as of October 21, 2021, by and among Hilton Worldwide Holdings Inc., Hilton Worldwide Parent LLC, Hilton Domestic Operating Company, Inc., the other guarantors party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent, collateral agent, swing line lender and L/C issuer and the other lenders party thereto from time to time.

10.48
Amendment No. 9, dated as of January 5, 2023, to the Credit Agreement, dated as of October 25, 2013 (as amended by Amendment No. 1 to the Credit Agreement dated as of August 18, 2016, as further amended by Amendment No. 2 to the Credit Agreement dated as of November 21, 2016, as further amended by Amendment No. 3 to the Credit Agreement dated as of March 16, 2017, as further amended by Amendment No. 4 to the Credit Agreement dated as of April 19, 2018, as further amended by Amendment No. 5 to the Credit Agreement dated as of June 5, 2019, as further amended by Amendment No. 6 to the Credit Agreement dated as of June 21, 2019, as further amended by Amendment No. 7 to the Credit Agreement dated as of October 21, 2021 and as further amended by Amendment No. 8 to the Credit Agreement dated as of December 9, 2022), by and among Hilton Worldwide Holdings Inc., Hilton Worldwide Parent LLC, Hilton Domestic Operating Company, Inc., the other guarantors party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent, collateral agent, swing line lender and L/C issuer and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2023).

21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description
31.2	Certificate of Kevin J. Jacobs, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Item 16.     Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in McLean, Virginia, on the 9th day of February 2023.

HILTON WORLDWIDE HOLDINGS INC.

By:	/s/ Christopher J. Nassetta
Name:	Christopher J. Nassetta
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 9th day of February 2023.

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