Form 10-Q
period 2023-03-31
Hilton Worldwide Holdings Inc.
filed 2023-04-26
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of April 21, 2023 was 264,626,535.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$901	$1,209
Restricted cash and cash equivalents	77	77
Accounts receivable, net of allowance for credit losses of $121 and $117	1,298	1,327
Prepaid expenses	158	105
Other	127	152
Total current assets (variable interest entities – $46 and $43)	2,561	2,870
Intangibles and Other Assets:
Goodwill	5,041	5,032
Brands	4,841	4,840
Management and franchise contracts, net	960	887
Other intangible assets, net	161	161
Operating lease right-of-use assets	661	662
Property and equipment, net	287	280
Deferred income tax assets	204	204
Other	495	576
Total intangibles and other assets (variable interest entities – $145 and $152)	12,650	12,642
TOTAL ASSETS	$15,211	$15,512
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$1,704	$1,790
Current maturities of long-term debt	35	39
Current portion of deferred revenues	444	433
Current portion of liability for guest loyalty program	1,207	1,110
Total current liabilities (variable interest entities – $41 and $45)	3,390	3,372
Long-term debt	8,706	8,708
Operating lease liabilities	831	832
Deferred revenues	992	986
Deferred income tax liabilities	715	735
Liability for guest loyalty program	1,306	1,285
Other	684	692
Total liabilities (variable interest entities – $176 and $188)	16,624	16,610
Commitments and contingencies – see Note 12
Equity (Deficit):
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 265,439,134 outstanding as of March 31, 2023 and 267,860,301 outstanding as of December 31, 2022	3	3
Treasury stock, at cost; 68,402,352 shares as of March 31, 2023 and 65,217,085 shares as of December 31, 2022	(6,489)	(6,040)
Additional paid-in capital	10,815	10,831
Accumulated deficit	(5,025)	(5,190)
Accumulated other comprehensive loss	(724)	(706)
Total Hilton stockholders' deficit	(1,420)	(1,102)
Noncontrolling interests	7	4
Total deficit	(1,413)	(1,098)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$15,211	$15,512

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues
Franchise and licensing fees	$508	$413
Base and other management fees	80	55
Incentive management fees	65	34
Owned and leased hotels	248	150
Other revenues	35	18
	936	670
Other revenues from managed and franchised properties	1,357	1,051
Total revenues	2,293	1,721

Expenses
Owned and leased hotels	251	185
Depreciation and amortization	37	44
General and administrative	91	91
Other expenses	21	11
	400	331
Other expenses from managed and franchised properties	1,395	1,021
Total expenses	1,795	1,352

Operating income	498	369

Interest expense	(116)	(90)
Loss on foreign currency transactions	—	(4)
Loss on investments in unconsolidated affiliate	(92)	—
Other non-operating income, net	12	16

Income before income taxes	302	291

Income tax expense	(93)	(80)

Net income	209	211
Net loss (income) attributable to noncontrolling interests	(3)	1
Net income attributable to Hilton stockholders	$206	$212

Earnings per share:
Basic	$0.77	$0.76
Diluted	$0.77	$0.75

Cash dividends declared per share	$0.15	$—

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income	$209	$211
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $(3) and $—(1)	(6)	(2)
Pension liability adjustment, net of tax of $(1) and $—(1)	2	1
Cash flow hedge adjustment, net of tax of $4 and $(20)	(14)	60
Total other comprehensive income (loss)	(18)	59

Comprehensive income	191	270
Comprehensive loss (income) attributable to noncontrolling interests	(3)	1
Comprehensive income attributable to Hilton stockholders	$188	$271
____________
(1)Amount was less than $1 million.

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating Activities:
Net income	$209	$211
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of contract acquisition costs	10	8
Depreciation and amortization expenses	37	44
Loss on foreign currency transactions	—	4
Loss on investments in unconsolidated affiliate	92	—
Share-based compensation expense	33	37
Deferred income taxes	(20)	(3)
Contract acquisition costs, net of refunds	(105)	(15)
Working capital changes and other	74	(91)
Net cash provided by operating activities	330	195
Investing Activities:
Capital expenditures for property and equipment	(44)	(4)
Issuance of financing receivables	(8)	—
Undesignated derivative financial instruments	(12)	12
Capitalized software costs	(19)	(10)
Investments in unconsolidated affiliates	(2)	(20)
Other	—	(4)
Net cash used in investing activities	(85)	(26)
Financing Activities:
Borrowings	—	18
Repayment of debt	(12)	(13)
Debt issuance costs	(9)	—
Dividends paid	(41)	—
Repurchases of common stock	(450)	(121)
Share-based compensation tax withholdings	(51)	(55)
Proceeds from share-based compensation	5	4
Settlements of interest rate swap with financing component	11	—
Net cash used in financing activities	(547)	(167)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(6)	(4)
Net decrease in cash, restricted cash and cash equivalents	(308)	(2)
Cash, restricted cash and cash equivalents, beginning of period	1,286	1,512
Cash, restricted cash and cash equivalents, end of period	$978	$1,510

Supplemental Disclosures:
Cash paid (received) during the period:
Interest	$90	$78
Income tax refunds, net of payments	(25)	(44)

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest hospitality companies in the world and is engaged in managing, franchising, owning and leasing hotels and resorts, and licensing its intellectual property ("IP"), including brand names, trademarks and service marks. As of March 31, 2023, we managed, franchised, owned or leased 7,215 hotels and resorts, including timeshare properties, totaling 1,133,277 rooms in 122 countries and territories.

Basis of Presentation

The accompanying condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain disclosures normally included in annual financial statements presented in accordance with GAAP but that are not required for interim reporting purposes. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Note 2: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as components of current and long-term deferred revenues, during the three months ended March 31, 2023:

(in millions)
Balance as of December 31, 2022	$1,331
Cash received in advance and not recognized as revenue	148
Revenue recognized(1)	(40)
Other(2)	(88)
Balance as of March 31, 2023	$1,351
____________
(1)Primarily related to Hilton Honors, our guest loyalty program, including co-branded credit card arrangements.
(2)Represents the changes in estimated transaction prices for our performance obligations related to the issuance of Hilton Honors points, which had no effect on revenues.

Performance Obligations

As of March 31, 2023, we had deferred revenues for unsatisfied performance obligations consisting of: (i) $644 million related to Hilton Honors that will be recognized as revenue over approximately the next two years; (ii) $684 million related to advance consideration received from hotel owners for application, initiation and other fees and certain indirect reimbursements; and (iii) $23 million related to other obligations. These performance obligations are recognized as revenue as discussed in Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Note 3: Consolidated Variable Interest Entities

As of March 31, 2023 and December 31, 2022, we consolidated two variable interest entities ("VIEs") that each lease one hotel property, both of which are located in Japan. We consolidate these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb losses and the right to receive benefits that could be significant to each of the VIEs individually. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities, and the liabilities of the consolidated VIEs are non-recourse to us.

Our condensed consolidated balance sheets include the assets and liabilities of these entities, including the effect of foreign currency translation, which primarily comprised the following:

	March 31,	December 31,
	2023	2022
	(in millions)
Cash and cash equivalents	$32	$29
Property and equipment, net	43	45
Deferred income tax assets	48	52
Other non-current assets	54	55
Accounts payable, accrued expenses and other	22	21
Long-term debt(1)(2)	142	152
____________
(1)Includes finance lease liabilities of $106 million and $115 million as of March 31, 2023 and December 31, 2022, respectively.
(2)Includes current maturities of $18 million and $22 million as of March 31, 2023 and December 31, 2022, respectively.

Note 4: Loss on Investments in Unconsolidated Affiliate

We strategically provide equity and debt financing to certain unconsolidated affiliates with an objective of supporting the growth of our network. The assets relating to these investments are classified as other current assets or other non-current assets in our condensed consolidated balance sheets based on the expected maturity of the respective investment.

In the current period, as a result of the continued rise in interest rates, one of our third-party unconsolidated affiliates (the "Fund"), which has underlying investments in hotels that we currently or in the future will manage or franchise, failed to comply with certain requirements of its debt agreements. As a result, as of March 31, 2023, we determined that: (i) our investment in the Fund was fully impaired and (ii) subordinated financing receivables due to us from the Fund within twelve months or less were uncollectible. As such, we recognized an other-than-temporary impairment loss on our investment of $44 million and credit losses of $48 million to fully reserve the financing receivables, such that their net carrying values were zero as of March 31, 2023. These losses were recognized in loss on investments in unconsolidated affiliate in our condensed consolidated statement of operations for the three months ended March 31, 2023. See Note 6: "Fair Value Measurements" for additional information.

Note 5: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of March 31, 2023, were as follows:

	March 31,	December 31,
	2023	2022
	(in millions)
Senior secured term loan facility with a rate of 6.64%, due 2026	$2,619	$2,619
Senior notes with a rate of 5.375%, due 2025(1)	500	500
Senior notes with a rate of 4.875%, due 2027(1)	600	600
Senior notes with a rate of 5.750%, due 2028(1)	500	500
Senior notes with a rate of 3.750%, due 2029(1)	800	800
Senior notes with a rate of 4.875%, due 2030(1)	1,000	1,000
Senior notes with a rate of 4.000%, due 2031(1)	1,100	1,100
Senior notes with a rate of 3.625%, due 2032(1)	1,500	1,500
Finance lease liabilities with a weighted average rate of 5.96%, due 2023 to 2030(2)	156	164
Other debt of consolidated VIEs with a weighted average rate of 1.12%, due 2024 to 2029(2)	36	37
	8,811	8,820
Less: unamortized deferred financing costs and discount	(70)	(73)
Less: current maturities of long-term debt(3)	(35)	(39)
	$8,706	$8,708
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
(2)Long-term debt of our consolidated VIEs included in finance lease liabilities and other debt of consolidated VIEs as applicable; refer to Note 3: "Consolidated Variable Interest Entities" for additional information.
(3)Represents current maturities of finance lease liabilities and borrowings of consolidated VIEs.

Our senior secured credit facilities consist of a senior secured revolving credit facility (the "Revolving Credit Facility") and a senior secured term loan facility (the "Term Loan"). The obligations of our senior secured credit facilities are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic restricted subsidiaries, except for HOC, the named borrower on the senior secured credit facilities. In January 2023, we amended the credit agreement governing our Revolving Credit Facility to increase the borrowing capacity from $1.75 billion to $2.0 billion, $250 million of which is available in the form of letters of credit, and, based on the terms of the agreement, we expect the extended maturity date to be January 2028. In connection with this amendment, we incurred $9 million of debt issuance costs, which were recognized in other non-current assets in our condensed consolidated balance sheet. As of March 31, 2023, there were no borrowings outstanding and $60 million of letters of credit outstanding under the Revolving Credit Facility, resulting in an available borrowing capacity of $1,940 million.

Note 6: Fair Value Measurements

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	March 31, 2023
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap	$86	$—	$86	$—
Liabilities:
Long-term debt(2)	8,619	5,503	—	2,619

	December 31, 2022
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap	$108	$—	$108	$—
Liabilities:
Long-term debt(2)	8,619	5,292	—	2,616
____________
(1)The fair values of cash equivalents and restricted cash equivalents approximate their carrying values due to their short-term maturities. The fair values of all other financial instruments not included in these tables are estimated to be equal to their carrying values.
(2)The carrying values and fair values exclude the deduction for unamortized deferred financing costs and any applicable discounts, as well as all finance lease liabilities and other debt of consolidated VIEs; refer to Note 5: "Debt" for additional information.

We measure our interest rate swap at fair value, which is determined using a discounted cash flow analysis that reflects the contractual terms of the interest rate swap, including the period to maturity, and uses observable market-based inputs of similar instruments, including interest rate curves, as applicable.

During the three months ended March 31, 2023, we measured a financial asset, an equity method investment in the Fund, which derives its market value from the underlying hotel assets it owns, at fair value on a non-recurring basis. Given the Fund's failure to comply with its debt agreements in the current period, as discussed in Note 4: "Loss on Investments in Unconsolidated Affiliate," and the lack of an active market or observable inputs for the fair value of the Fund, we determined that our investment had no market value as of March 31, 2023 using Level 3 valuation inputs. As a result of the non-recurring fair value measurement, we recognized an other-than-temporary impairment loss of $44 million during the three months ended March 31, 2023.

Note 7: Income Taxes

At the end of each quarter, we estimate the effective income tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of income (loss) before income taxes, which is subject to federal, state, local and foreign income taxes.

Note 8: Share-Based Compensation

We recognized share-based compensation expense of $33 million and $37 million during the three months ended March 31, 2023 and 2022, respectively, which included amounts reimbursed by hotel owners.

Our share-based compensation primarily consists of awards that we grant to eligible employees under the Hilton 2017 Omnibus Incentive Plan (the "2017 Plan") and includes time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options") and performance-vesting RSUs ("performance shares"). As of March 31, 2023, unrecognized compensation costs for unvested awards under the 2017 Plan were approximately $233 million, which are expected to be recognized over a weighted-average period of 1.9 years on a straight-line basis.

RSUs

During the three months ended March 31, 2023, we granted 588,000 RSUs with a grant date fair value per share of $146.19, which vest in equal annual installments over two or three years from the date of grant.

Options

During the three months ended March 31, 2023, we granted 333,000 options with an exercise price per share of $146.19, which vest in equal annual installments over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The grant date fair value per share of the options granted during the three months ended March 31, 2023 was $52.32, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility(1)	30.16%
Dividend yield(2)	0.43%
Risk-free rate(3)	4.01%
Expected term (in years)(4)	6.0
____________
(1)Estimated using a blended approach of historical and implied volatility. Historical volatility is based on the historical movement of Hilton's stock price for a period that corresponds to the expected term of the options.
(2)Estimated based on the quarterly dividend and the three-month average stock price at the date of grant.
(3)Based on the yields of U.S. Department of Treasury instruments with similar expected terms at the date of grant.
(4)Estimated using the midpoint of the vesting period and the contractual term of the options.

Performance Shares

During the three months ended March 31, 2023, we granted 238,000 performance shares with a grant date fair value per share of $146.19. We recognize compensation expense based on the total number of performance shares that are expected to vest three years from the date of grant, as determined by the projected achievement of each of the performance measures, which are estimated each reporting period and range from zero percent to 200 percent, with 100 percent being the target. As of March 31, 2023, we determined that all of the performance measures for the outstanding performance shares were probable of achievement, with the average of the applicable achievement factors estimated to be between the target and maximum achievement percentages for the performance shares granted in 2021 and 2022 and at the target achievement percentage for the performance shares granted in 2023.

Note 9: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
	March 31,
	2023	2022
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$206	$212
Denominator:
Weighted average shares outstanding	266	279
Basic EPS	$0.77	$0.76

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$206	$212
Denominator:
Weighted average shares outstanding(1)	269	282
Diluted EPS	$0.77	$0.75
____________
(1)Certain shares related to share-based compensation were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive under the treasury stock method, including less than 1 million shares for each of the three months ended March 31, 2023 and 2022.

Note 10: Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss

The following tables present the changes in the components of stockholders' equity (deficit):

	Three Months Ended March 31, 2023
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2022	267.9	$3	$(6,040)	$10,831	$(5,190)	$(706)	$4	$(1,098)
Net income	—	—	—	—	206	—	3	209
Other comprehensive income	—	—	—	—	—	(18)	—	(18)
Dividends(1)	—	—	—	—	(41)	—	—	(41)
Repurchases of common stock(2)	(3.2)	—	(449)	—	—	—	—	(449)
Share-based compensation	0.7	—	—	(16)	—	—	—	(16)
Balance as of March 31, 2023	265.4	$3	$(6,489)	$10,815	$(5,025)	$(724)	$7	$(1,413)

	Three Months Ended March 31, 2022
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2021	279.1	$3	$(4,443)	$10,720	$(6,322)	$(779)	$2	$(819)
Net income (loss)	—	—	—	—	212	—	(1)	211
Other comprehensive income	—	—	—	—	—	59	—	59
Repurchases of common stock(2)	(0.9)	—	(130)	—	—	—	—	(130)
Share-based compensation	0.8	—	—	(18)	—	—	—	(18)
Balance as of March 31, 2022	279.0	$3	$(4,573)	$10,702	$(6,110)	$(720)	$1	$(697)
____________
(1)During the three months ended June 30, 2022, we resumed payment of regular quarterly cash dividends.
(2)During the three months ended March 31, 2022, we resumed share repurchases under our previously authorized stock repurchase program. Beginning January 1, 2023, amount includes excise tax as imposed by the Inflation Reduction Act of 2022.

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2022	$(548)	$(259)	$101	$(706)
Other comprehensive loss before reclassifications	(6)	—	(11)	(17)
Amounts reclassified from accumulated other comprehensive loss	—	2	(3)	(1)
Net current period other comprehensive income (loss)	(6)	2	(14)	(18)
Balance as of March 31, 2023	$(554)	$(257)	$87	$(724)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2021	$(540)	$(210)	$(29)	$(779)
Other comprehensive income (loss) before reclassifications	(3)	(1)	55	51
Amounts reclassified from accumulated other comprehensive loss	1	2	5	8
Net current period other comprehensive income (loss)	(2)	1	60	59
Balance as of March 31, 2022	$(542)	$(209)	$31	$(720)
____________
(1)Includes net investment hedge gains and intra-entity foreign currency transactions that are of a long-term investment nature. Amount reclassified during the three months ended March 31, 2022 relates to the liquidation of an investment in a foreign entity and was recognized in loss on foreign currency transactions in our condensed consolidated statement of operations.
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

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels that license our IP and where we provide other contracted services to third-party owners, but the day-to-day services of the hotels are operated or managed by someone other than us. Revenues from this segment include: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from our strategic partners, including co-branded credit card providers, and Hilton Grand Vacations Inc. ("HGV") for the right to use our IP; and (iii) fees for managing hotels in our ownership segment. As of March 31, 2023, this segment included 774 managed hotels and 6,308 franchised hotels consisting of 1,101,539 total rooms.

As of March 31, 2023, our ownership segment included 51 hotels totaling 17,485 rooms. The segment comprised 44 hotels that we leased, two hotels that were each leased by a consolidated VIE and five hotels owned or leased by unconsolidated affiliates.

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

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Franchise and licensing fees	$513	$417
Base and other management fees(1)	89	61
Incentive management fees	65	34
Management and franchise	667	512
Ownership	248	150
Segment revenues	915	662
Amortization of contract acquisition costs	(10)	(8)
Other revenues	35	18
Direct reimbursements from managed and franchised properties(2)	712	511
Indirect reimbursements from managed and franchised properties(2)	645	540
Intersegment fees elimination(1)	(4)	(2)
Total revenues	$2,293	$1,721
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.
(2)Included in other revenues from managed and franchised properties in our condensed consolidated statements of operations.

The following table presents operating income (loss) for each of our reportable segments, reconciled to consolidated income before income taxes:

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Management and franchise(1)	$667	$512
Ownership(1)	(7)	(37)
Segment operating income	660	475
Amortization of contract acquisition costs	(10)	(8)
Other revenues, less other expenses	14	7
Net other revenues (expenses) from managed and franchised properties	(38)	30
Depreciation and amortization expenses	(37)	(44)
General and administrative expenses	(91)	(91)
Operating income	498	369
Interest expense	(116)	(90)
Loss on foreign currency transactions	—	(4)
Loss on investments in unconsolidated affiliate	(92)	—
Other non-operating income, net	12	16
Income before income taxes	$302	$291
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

Note 12: Commitments and Contingencies

In limited cases, we provide performance guarantees to certain owners of hotels that we operate under management contracts that obligate us to fund performance shortfalls if specified operating performance levels are not achieved. As of March 31, 2023, we had performance guarantees with expirations ranging from 2025 to 2043 and possible cash outlays totaling approximately $7 million. Our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee for that particular hotel. Additionally, as of March 31, 2023, we had extended debt guarantees and letters of credit with expirations ranging from 2023 to 2031 and possible cash outlays totaling $124 million to owners of certain hotels that we currently or in the future will manage or franchise. These guarantees create variable interests in the ownership entities of the hotels, of which we are not the primary beneficiary.

We receive fees from managed and franchised properties that we are contractually required to use to operate our marketing, sales and brands programs on behalf of hotel owners. If we collect amounts in excess of amounts expended, we have a commitment to spend these amounts on the related programs. As of March 31, 2023 and December 31, 2022, the amounts expended on behalf of these programs exceeded the amounts collected.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2023 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry; macroeconomic factors beyond our control, such as inflation, changes in interest rates, challenges due to labor shortages and supply chain disruptions and instability in the banking system as a result of several recent bank failures; risks related to the impact of the COVID-19 pandemic (the "pandemic"); competition for hotel guests and management and franchise contracts; risks related to doing business with third-party hotel owners; performance of our information technology systems; growth of reservation channels outside of our system; risks of doing business outside of the U.S.; risks associated with the Russian invasion of Ukraine; and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Recent Developments

COVID-19 Pandemic

Although our results for the three months ended March 31, 2022 included a strong recovery from the pandemic when compared to the same periods in 2020 and 2021, the Omicron variant of COVID-19 limited the recovery of certain regions and segments of our business during that period, such that the results for the three months ended March 31, 2023 reflect notable improvement in comparison.

Adverse Developments Affecting the Financial Services Industry

In March 2023, certain U.S. and international government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on our operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the ability of our owners or our ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on our business, financial condition and results of operations.

Overview

Our Business

Hilton is one of the largest hospitality companies in the world, with 7,215 properties comprising 1,133,277 rooms in 122 countries and territories as of March 31, 2023. Our premier brand portfolio includes: our luxury hotel brands, Waldorf Astoria Hotels & Resorts, LXR Hotels & Resorts and Conrad Hotels & Resorts; our lifestyle hotel brands, Canopy by Hilton, Curio Collection by Hilton, Tapestry Collection by Hilton, Tempo by Hilton and Motto by Hilton; our full service hotel brands, Signia by Hilton, Hilton Hotels & Resorts and DoubleTree by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton and Tru by Hilton; our all-suites hotel brands, Embassy Suites by Hilton, Homewood Suites by Hilton and Home2 Suites by Hilton; our premium economy brand, Spark by Hilton; and our timeshare brand, Hilton Grand Vacations. As of

March 31, 2023, we had 158 million members in our award-winning guest loyalty program, Hilton Honors, a 19 percent increase from March 31, 2022.

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

Geographically, we conduct business through three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S., which represented 69 percent of our system-wide hotel rooms as of March 31, 2023, is included in the Americas region, it is often analyzed separately and apart from the Americas region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

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

In addition to our current hotel portfolio, we are focused on the growth of our business by expanding our global hotel network through our development pipeline, which represents hotels that we expect to add to our system in the future. The following table summarizes our development activity:

	As of and for the
	Three Months Ended
	March 31, 2023
	Hotels	Rooms(1)
Hotel system
Openings	64	9,200
Net additions(2)	48	5,300

Development pipeline(3)
Additions	203	24,900
Count as of period end(4)	2,926	428,100
____________
(1)Rounded to the nearest hundred.
(2)Represents room additions, net of rooms removed from our system, during the period, which contributed to net unit growth from March 31, 2022 of 4.4 percent.
(3)Hotels in our system were under development throughout 116 countries and territories, including 30 countries and territories where we did not have any existing hotels.
(4)In our development pipeline, as of March 31, 2023, 215,700 of the rooms were under construction and 246,200 of the rooms were located outside of the U.S. Nearly all of the rooms in our development pipeline will be in our management and franchise segment. We do not consider any individual development project to be material to us.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results were not available. Of the 7,133 hotels in our system as of March 31, 2023, 6,143 hotels were classified as comparable hotels. Our 990 non-comparable hotels as of March 31, 2023 included 383 hotels, or approximately five percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, encountered business interruption, underwent large-scale capital projects or comparable results were otherwise not available.

Occupancy

Occupancy represents the total number of room nights sold divided by the total number of room nights available at a hotel or group of hotels for a given period. Occupancy measures the utilization of available capacity at a hotel or group of hotels. Management uses occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help management determine achievable Average Daily Rate ("ADR") pricing levels as demand for hotel rooms increases or decreases.

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

References to occupancy, ADR and RevPAR are presented on a comparable basis, based on the comparable hotels as of March 31, 2023, and references to ADR and RevPAR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three months ended March 31, 2023 and 2022 use the foreign currency exchange rates used to translate the results of the Company's foreign operations within its unaudited condensed consolidated financial statements for the three months ended March 31, 2023.

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

Results of Operations

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Change
	March 31, 2023	2023 vs. 2022
U.S.
Occupancy	68.6%	6.5%	pts.
ADR	$159.67	10.0%
RevPAR	$109.56	21.4%

Americas (excluding U.S.)
Occupancy	65.5%	14.7%	pts.
ADR	$147.48	21.0%
RevPAR	$96.62	56.0%

Europe
Occupancy	62.1%	15.3%	pts.
ADR	$142.42	27.0%
RevPAR	$88.38	68.4%

MEA
Occupancy	74.3%	8.1%	pts.
ADR	$175.13	17.6%
RevPAR	$130.12	32.1%

Asia Pacific
Occupancy	65.8%	24.1%	pts.
ADR	$116.18	21.3%
RevPAR	$76.42	91.2%

System-wide
Occupancy	67.7%	9.8%	pts.
ADR	$153.20	11.2%
RevPAR	$103.72	30.0%

All regions showed improvement in RevPAR, occupancy and ADR during the three months ended March 31, 2023 due to the continued recovery from the pandemic and the increase in travel, including the desire and ability to travel with the easing of cross-border travel restrictions that have occurred since the latter half of 2022, particularly in Japan, China and Canada. While occupancy improvement was driven by Asia Pacific, occupancy in the U.S. was positively impacted by spring break travel, and Europe and MEA continued to experience strong international demand from the U.S., which contributed to the year-over-year and sequential quarter growth in system-wide ADR. Additionally, all of our customer segments showed improvement from the same period in the prior year, particularly our group segment, with increased RevPAR, occupancy and ADR as business and group meeting demand continue to strengthen.

The table below provides a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Net income	$209	$211
Interest expense	116	90
Income tax expense	93	80
Depreciation and amortization expenses	37	44
EBITDA	455	425
Loss on foreign currency transactions	—	4
Loss on investments in unconsolidated affiliate(1)	92	—
FF&E replacement reserves	8	12
Share-based compensation expense	33	37
Amortization of contract acquisition costs	10	8
Net other expenses (revenues) from managed and franchised properties	38	(30)
Other adjustments(2)	5	(8)
Adjusted EBITDA	$641	$448
___________
(1)Amount for the three months ended March 31, 2023 includes losses recognized related to equity and debt financing that we had previously provided to an unconsolidated affiliate with underlying investments in hotels that we currently or in the future will manage or franchise; refer to Note 4: Loss on Investments in Unconsolidated Affiliate in our unaudited condensed consolidated financial statements for additional information.
(2)All periods include net losses (gains) related to certain of Hilton's investments in unconsolidated affiliates, other than the loss included separately in "loss on investments in unconsolidated affiliate," severance and other items.

Revenues

	Three Months Ended		Percent
	March 31,		Change
	2023	2022	2023 vs. 2022
	(in millions)
Franchise and licensing fees	$508	$413	23.0

Base and other management fees	$80	$55	45.5
Incentive management fees	65	34	91.2
Total management fees	$145	$89	62.9

Franchise and management fees increased as a result of increases in RevPAR at our comparable franchised and managed hotels of 23.5 percent and 50.7 percent, respectively, due to increased occupancy of 7.8 percentage points and 16.0 percentage points, respectively, and increased ADR of 9.4 percent and 13.5 percent, respectively.

Further, as new hotels enter our system, we expect such hotels to increase our franchise and management fees during the period. Including new development and ownership type transfers, from January 1, 2022 to March 31, 2023, we added nearly 360 franchised and managed properties on a net basis, providing an additional 54,300 rooms to our management and franchise segment, which also contributed to the increases in franchise and management fees.

Additionally, licensing fees increased as a result of increases in fees from our strategic partnerships and HGV. Increased fees from our strategic partnerships resulted from new cardholder acquisitions and increased cardholder spend under our co-branded credit card arrangements. Increased fees from HGV resulted from increased timeshare revenues, including the impact of adding new timeshare properties to our system between the periods.

Incentive management fees increased as they are based on hotels' operating profits, which generally have improved from the prior year as increased consumer demand drove higher revenues and, ultimately, higher managed hotel profits.

	Three Months Ended		Percent
	March 31,		Change
	2023	2022	2023 vs. 2022
	(in millions)
Owned and leased hotels revenues	$248	$150	65.3

The increase in owned and leased hotels revenues included increases of $102 million and $11 million, on a currency neutral basis, from our comparable and non-comparable owned and leased hotels, respectively, which were partially offset by a $15 million decrease as a result of unfavorable fluctuations in foreign currency exchange rates. The increase in revenues, on a currency neutral basis, from our comparable owned and leased hotels was the result of increased RevPAR of 110.7 percent, due to increases in occupancy of 24.9 percentage points and ADR of 26.7 percent, reflective of the ongoing easing of travel restrictions in the latter half of 2022, particularly in Japan. The increase in revenues, on a currency neutral basis, from our non-comparable owned and leased hotels, which also benefited from increased RevPAR, included increases from leased hotels that were under renovation during 2022, which were partially offset by decreases from properties that exited our system after March 31, 2022.

	Three Months Ended		Percent
	March 31,		Change
	2023	2022	2023 vs. 2022
	(in millions)
Other revenues	$35	$18	94.4

The increase in other revenues was primarily due to revenues from our purchasing operations.

Operating Expenses

	Three Months Ended		Percent
	March 31,		Change
	2023	2022	2023 vs. 2022
	(in millions)
Owned and leased hotels expenses	$251	$185	35.7

The increase in owned and leased hotels expenses included increases of $75 million and $9 million, on a currency neutral basis, from our comparable and non-comparable owned and leased hotels, respectively, which were partially offset by a $18 million decrease as a result of favorable fluctuations in foreign currency exchange rates. The currency neutral increase in expenses from our non-comparable owned and leased hotels included increases in expenses from leased hotels that were under renovation during 2022, which were partially offset by decreases in expenses from properties which exited our system after March 31, 2022.

Our owned and leased hotels had currency neutral increases in certain operating expenses as a result of increased occupancy including labor costs, utilities and variable rent costs, which is generally based on a percentage of hotel revenues or profits, which increased as discussed in "—Revenues."

	Three Months Ended		Percent
	March 31,		Change
	2023	2022	2023 vs. 2022
	(in millions)
Depreciation and amortization expenses	$37	$44	(15.9)
General and administrative expenses	91	91	—
Other expenses	21	11	90.9

The decrease in depreciation and amortization expenses was primarily due to a decrease in amortization expense, driven by the full amortization of certain software project costs between the periods, partially offset by the amortization related to software additions between the periods.

The increase in other expenses was primarily due to costs associated with higher volume in our purchasing operations.

Non-operating Income and Expenses

	Three Months Ended		Percent
	March 31,		Change
	2023	2022	2023 vs. 2022
	(in millions)
Interest expense	$(116)	$(90)	28.9
Loss on foreign currency transactions	—	(4)	NM(1)
Loss on investments in unconsolidated affiliate	(92)	—	NM(1)
Other non-operating income, net	12	16	(25.0)
Income tax expense	(93)	(80)	16.3
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The increase in interest expense included increases related to the interest rate increase on the variable rate Term Loan and the amortization of previously dedesignated interest rate swaps. See Note 5: "Debt" in our unaudited condensed consolidated financial statements for additional information on the interest rates on our indebtedness.

The net gains and losses on foreign currency transactions included the impact of changes in foreign currency exchange rates on certain intercompany financing arrangements, including short-term cross-currency intercompany loans, and other transactions denominated in foreign currencies.

The loss on investments in unconsolidated affiliate for the three months ended March 31, 2023 included: (i) a $44 million other-than-temporary impairment loss on our investment in the Fund and (ii) $48 million of credit losses on financing receivables provided to the Fund. See Note 4: "Loss on Investments in Unconsolidated Affiliate" and Note 6: "Fair Value Measurements" in our unaudited condensed consolidated financial statements for additional information.

Other non-operating income, net consists of interest income, equity in earnings (losses) from unconsolidated affiliates, certain components of net periodic pension cost or credit related to our employee defined benefit pension plans and other non-operating gains and losses. Other non-operating income, net decreased primarily due to an $11 million gain recognized during the three months ended March 31, 2022 resulting from the remeasurement of certain investments in unconsolidated affiliates, whereas no such gain was recognized during 2023. The loss related to our investment in the Fund is presented separately in "loss on investments in unconsolidated affiliate" in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2023, as discussed above. The decrease was partially offset by an increase in interest income due to increases in interest rates since March 31, 2022.

The increase in income tax expense was primarily attributable to the increase in income before income taxes and a valuation allowance provided on a deferred tax asset during the three months ended March 31, 2023 based on our assessment of the deductibility of capital losses based on future offsetting capital gain income.

Segment Results

Refer to Note 11: "Business Segments" in our unaudited condensed consolidated financial statements for reconciliations of revenues for our reportable segments to consolidated total revenues and of segment operating income to consolidated income before income taxes.

Refer to "—Revenues" for further discussion of the increases in revenues from our managed and franchised properties, which are correlated to our management and franchise segment revenues and segment operating income, as well as for further discussion of the increases in revenues from our owned and leased hotels, which are correlated to our ownership segment revenues. In addition, refer to "—Operating Expenses" for further discussion of the increases in operating expenses at our owned and leased hotels, which, when netted with ownership segment revenues, results in our ownership segment operating losses.

Liquidity and Capital Resources

Overview

As of March 31, 2023, we had total cash and cash equivalents of $978 million, including $77 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents is related to cash collateral and cash held for FF&E reserves.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including: (i) costs associated with the management and franchising of hotels; (ii) corporate expenses; (iii) payroll and compensation costs; (iv) taxes and compliance costs; (v) scheduled debt maturities and interest payments on our outstanding indebtedness; (vi) lease payments under our finance and operating leases; (vii) costs, other than compensation and rent that are noted separately, associated with the operations of owned and leased hotels, including, but not limited to, utilities and operating supplies; (viii) committed contract acquisition costs; (ix) capital and maintenance expenditures for required renovations and maintenance at the hotels within our ownership segment; (x) dividends as declared; and (xi) share repurchases.

Our known long-term liquidity requirements primarily consist of funds necessary to pay for: (i) scheduled debt maturities and interest payments on our outstanding indebtedness; (ii) lease payments under our finance and operating leases; (iii) committed contract acquisition costs; (iv) capital improvements to the hotels within our ownership segment; (v) corporate capital and information technology expenditures; (vi) dividends as declared; (vii) share repurchases; and (viii) commitments to owners in our management and franchise segment made in the normal course of business for which we are reimbursed by these owners through program fees to operate our marketing, sales and brands programs. There were no material changes to our contractual obligations from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

During the three months ended March 31, 2023, we repurchased approximately 3.2 million shares of our common stock for $446 million. As of March 31, 2023, approximately $2.7 billion remained available for share repurchases under our stock repurchase program.

In circumstances where we have the opportunity to support our strategic objective of growing our global hotel network, we may provide guarantees or other commitments, as necessary, to owners of hotels that we currently or in the future will manage or franchise or other third parties. See Note 12: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information on our commitments that were outstanding as of March 31, 2023.

We have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases. Within the framework of our investment policy, we intend to finance our business activities primarily with cash on our balance sheet as of March 31, 2023, cash generated from our operations and, as needed, the use of the available capacity of our Revolving Credit Facility. Additionally, we have continued access to debt markets and expect to be able to obtain financing as a source of liquidity as required and to extend maturities of existing borrowings, if necessary.

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

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Three Months Ended		Percent
	March 31,		Change
	2023	2022	2023 vs. 2022
	(in millions)
Net cash provided by operating activities	$330	$195	69.2
Net cash used in investing activities	(85)	(26)	NM(1)
Net cash used in financing activities	(547)	(167)	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

Operating Activities

The increase in cash provided by operating activities was primarily due to the increase in cash inflows generated from our management and franchise segment, largely as a result of the increase in RevPAR at our comparable managed and franchised properties of 29.1 percent. The increase in cash provided by operating activities was partially offset by a $90 million increase in payments of contract acquisition costs due to the timing of certain strategic hotel developments supporting our growth, as well as a $19 million decrease in the cash inflows related to net income tax refunds.

In April 2020, we pre-sold Hilton Honors points to American Express and, before the end of the second quarter of 2022, all of those points had been used by American Express. As such, American Express resumed purchasing Hilton Honors points with cash in connection with a co-branded credit card arrangement with them, which contributed to the increase in our operating cash flows during the period when compared to the same period in the prior year. We expect American Express to continue to purchase points with cash under the co-branded credit card arrangement in future periods.

Investing Activities

Net cash used in investing activities included cash flows related to: (i) capitalized software costs that were related to various systems initiatives for the benefit of both our hotel owners and our overall corporate operations; (ii) capital expenditures for property and equipment related to corporate property and the renovation of certain hotels in our ownership segment; and (iii) equity and debt financing that we provided to unconsolidated affiliates and owners of hotels that we currently or in the future will manage or franchise to support our strategic objectives. Additionally, our investing activities include the net cash inflows and outflows related to our undesignated derivative financial instruments that we have in place to hedge against changes in foreign currency exchange rates, which, for both periods, were primarily the result of changes in the exchange rates for the Great British pound to the U.S. dollar.

Financing Activities

Net cash used in financing activities primarily related to the return of capital to shareholders, including share repurchases, which resumed in March 2022, as well as quarterly dividend payments for the three months ended March 31, 2023, which resumed in June 2022, after both programs were suspended in 2020.

Debt and Borrowing Capacity

As of March 31, 2023, our total indebtedness, excluding the deduction for unamortized deferred financing costs and discount, was approximately $8.8 billion, and we had no borrowings and $60 million of letters of credit outstanding under our Revolving Credit Facility, resulting in an available borrowing capacity of $1,940 million. For additional information on our total indebtedness and guarantees on our debt, refer to Note 5: "Debt" in our unaudited condensed consolidated financial statements.

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

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and, during the three months ended March 31, 2023, there were no material changes to those critical accounting estimates that were previously disclosed.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. These rate changes may affect future income, cash flows and the fair value of the Company, its assets and its liabilities. In certain situations, we may seek to reduce volatility associated with changes in interest rates and foreign currency exchange rates by entering into derivative financial instruments intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial instruments to the extent they meet the objectives described above, and we do not use derivatives for speculative purposes. Our exposure to market risk has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended March 31, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
January 1, 2023 to January 31, 2023	1,255,068	$135.47	1,255,068	$2,958
February 1, 2023 to February 28, 2023	795,857	146.78	795,857	2,841
March 1, 2023 to March 31, 2023	1,134,342	139.92	1,134,342	2,682
Total	3,185,267	139.88	3,185,267
____________
(1)Includes commissions paid.
(2)Our stock repurchase program, which was initially announced in February 2017 and subsequently increased in November 2017, February 2019, March 2020 and November 2022, allows for the repurchase of up to a total of $8 billion of our common stock. Under this publicly announced program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

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

3.3	Amended and Restated By-Laws of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 2, 2019).
10.1	Form of 2023 Performance Award Agreement.*
10.2	Form of 2023 Restricted Stock Unit Agreement.*
10.3	Form of 2023 Nonqualified Stock Option Agreement.*
10.4
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

Date: April 26, 2023