Form 10-Q
period 2023-06-30
Hilton Worldwide Holdings Inc.
filed 2023-07-26
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of July 21, 2023 was 261,513,566.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$806	$1,209
Restricted cash and cash equivalents	77	77
Accounts receivable, net of allowance for credit losses of $126 and $117	1,402	1,327
Prepaid expenses	146	105
Other	149	152
Total current assets (variable interest entities – $62 and $43)	2,580	2,870
Intangibles and Other Assets:
Goodwill	5,048	5,032
Brands	4,842	4,840
Management and franchise contracts, net	958	887
Other intangible assets, net	164	161
Operating lease right-of-use assets	668	662
Property and equipment, net	297	280
Deferred income tax assets	204	204
Other	536	576
Total intangibles and other assets (variable interest entities – $119 and $152)	12,717	12,642
TOTAL ASSETS	$15,297	$15,512
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$1,694	$1,790
Current maturities of long-term debt	35	39
Current portion of deferred revenues	460	433
Current portion of liability for guest loyalty program	1,246	1,110
Total current liabilities (variable interest entities – $39 and $45)	3,435	3,372
Long-term debt	8,696	8,708
Operating lease liabilities	839	832
Deferred revenues	1,022	986
Deferred income tax liabilities	710	735
Liability for guest loyalty program	1,328	1,285
Other	690	692
Total liabilities (variable interest entities – $160 and $188)	16,720	16,610
Commitments and contingencies – see Note 12
Equity (Deficit):
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 262,348,815 outstanding as of June 30, 2023 and 267,860,301 outstanding as of December 31, 2022	3	3
Treasury stock, at cost; 71,717,679 shares as of June 30, 2023 and 65,217,085 shares as of December 31, 2022	(6,956)	(6,040)
Additional paid-in capital	10,879	10,831
Accumulated deficit	(4,654)	(5,190)
Accumulated other comprehensive loss	(703)	(706)
Total Hilton stockholders' deficit	(1,431)	(1,102)
Noncontrolling interests	8	4
Total deficit	(1,423)	(1,098)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$15,297	$15,512

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Franchise and licensing fees	$618	$545	$1,126	$958
Base and other management fees	86	75	166	130
Incentive management fees	69	46	134	80
Owned and leased hotels	341	282	589	432
Other revenues	46	25	81	43
	1,160	973	2,096	1,643
Other revenues from managed and franchised properties	1,500	1,267	2,857	2,318
Total revenues	2,660	2,240	4,953	3,961

Expenses
Owned and leased hotels	297	257	548	442
Depreciation and amortization	37	40	74	84
General and administrative	111	103	202	194
Other expenses	33	11	54	22
	478	411	878	742
Other expenses from managed and franchised properties	1,508	1,231	2,903	2,252
Total expenses	1,986	1,642	3,781	2,994

Operating income	674	598	1,172	967

Interest expense	(111)	(99)	(227)	(189)
Gain (loss) on foreign currency transactions	(6)	8	(6)	4
Loss on investments in unconsolidated affiliate	—	—	(92)	—
Other non-operating income, net	11	6	23	22

Income before income taxes	568	513	870	804

Income tax expense	(155)	(146)	(248)	(226)

Net income	413	367	622	578
Net loss (income) attributable to noncontrolling interests	(2)	1	(5)	2
Net income attributable to Hilton stockholders	$411	$368	$617	$580

Earnings per share:
Basic	$1.56	$1.33	$2.33	$2.09
Diluted	$1.55	$1.32	$2.31	$2.07

Cash dividends declared per share	$0.15	$0.15	$0.30	$0.15

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$413	$367	$622	$578
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $2, $6, $(1) and $6	4	(23)	(2)	(25)
Pension liability adjustment, net of tax of $—(1), $(1), $(1) and $(1)	2	2	4	3
Cash flow hedge adjustment, net of tax of $(4), $(9), $—(1) and $(29)	14	27	—	87
Total other comprehensive income	20	6	2	65

Comprehensive income	433	373	624	643
Comprehensive loss (income) attributable to noncontrolling interests	(1)	1	(4)	2
Comprehensive income attributable to Hilton stockholders	$432	$374	$620	$645
___________
(1)Amount was less than $1 million.

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2023	2022
Operating Activities:
Net income	$622	$578
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of contract acquisition costs	21	18
Depreciation and amortization expenses	74	84
Loss (gain) on foreign currency transactions	6	(4)
Loss on investments in unconsolidated affiliate	92	—
Share-based compensation expense	85	84
Deferred income taxes	(30)	(3)
Contract acquisition costs, net of refunds	(139)	(41)
Working capital changes and other	63	(188)
Net cash provided by operating activities	794	528
Investing Activities:
Capital expenditures for property and equipment	(74)	(11)
Issuance of financing receivables	(8)	(46)
Undesignated derivative financial instruments	(26)	42
Capitalized software costs	(42)	(25)
Investments in unconsolidated affiliates	(4)	(51)
Other	—	(3)
Net cash used in investing activities	(154)	(94)
Financing Activities:
Borrowings	—	18
Repayment of debt	(21)	(25)
Debt issuance costs	(9)	—
Dividends paid	(81)	(41)
Repurchases of common stock	(920)	(586)
Share-based compensation tax withholdings	(52)	(56)
Proceeds from share-based compensation	28	16
Settlements of interest rate swap with financing component	24	(5)
Net cash used in financing activities	(1,031)	(679)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(12)	(13)
Net decrease in cash, restricted cash and cash equivalents	(403)	(258)
Cash, restricted cash and cash equivalents, beginning of period	1,286	1,512
Cash, restricted cash and cash equivalents, end of period	$883	$1,254

See notes to condensed consolidated financial statements. For supplemental disclosures, see Note 13: "Supplemental Disclosures of Cash Flow Information."

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

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain disclosures normally included in annual financial statements presented in accordance with GAAP; however, we believe the disclosures made are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Note 2: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as components of current and long-term deferred revenues, during the six months ended June 30, 2023:

(in millions)
Balance as of December 31, 2022	$1,331
Cash received in advance and not recognized as revenue	324
Revenue recognized(1)	(150)
Other(2)	(99)
Balance as of June 30, 2023	$1,406
____________
(1)Primarily related to Hilton Honors, our guest loyalty program, including co-branded credit card arrangements.
(2)Represents the changes in estimated transaction prices for our performance obligations related to the issuance of Hilton Honors points, which had no effect on revenues.

Performance Obligations

As of June 30, 2023, deferred revenues for unsatisfied performance obligations consisted of: (i) $689 million related to Hilton Honors that will be recognized as revenue over approximately the next two years; (ii) $697 million related to advance consideration received from hotel owners for application, initiation and other fees and certain indirect reimbursements; and (iii) $20 million related to other obligations. These performance obligations are recognized as revenue as discussed in Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Note 3: Consolidated Variable Interest Entities

As of June 30, 2023 and December 31, 2022, we consolidated two variable interest entities ("VIEs") that each lease one hotel property, both of which are located in Japan. We consolidate these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb losses and the right to receive benefits that could be significant to each of the VIEs individually. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities, and the liabilities of the consolidated VIEs are non-recourse to us.

Our condensed consolidated balance sheets include the assets and liabilities of these entities, including the effect of foreign currency translation, which primarily comprised the following:

	June 30,	December 31,
	2023	2022
	(in millions)
Cash and cash equivalents	$41	$29
Accounts receivable, net	19	13
Property and equipment, net	38	45
Deferred income tax assets	38	52
Other non-current assets	42	55
Accounts payable, accrued expenses and other	21	21
Long-term debt(1)(2)	127	152
____________
(1)Includes finance lease liabilities of $93 million and $115 million as of June 30, 2023 and December 31, 2022, respectively.
(2)Includes current maturities of $17 million and $22 million as of June 30, 2023 and December 31, 2022, respectively.

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

In March 2023, as a result of the rise in market-based interest rates, one of our third-party unconsolidated affiliates (the "Fund"), which has underlying investments in hotels that we currently or in the future will manage or franchise, failed to comply with certain requirements of its debt agreements. As a result, we determined that: (i) our investment in the Fund was fully impaired and (ii) short-term subordinated financing receivables due to us from the Fund were uncollectible. As such, we recognized an other-than-temporary impairment loss on our investment of $44 million and credit losses of $48 million to fully reserve the financing receivables, such that their net carrying values were zero. These losses were recognized in loss on investments in unconsolidated affiliate in our condensed consolidated statement of operations for the six months ended June 30, 2023. See Note 6: "Fair Value Measurements" for additional information.

Note 5: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of June 30, 2023, were as follows:

	June 30,	December 31,
	2023	2022
	(in millions)
Senior secured term loan facility with a rate of 6.94%, due 2026	$2,619	$2,619
Senior notes with a rate of 5.375%, due 2025(1)	500	500
Senior notes with a rate of 4.875%, due 2027(1)	600	600
Senior notes with a rate of 5.750%, due 2028(1)	500	500
Senior notes with a rate of 3.750%, due 2029(1)	800	800
Senior notes with a rate of 4.875%, due 2030(1)	1,000	1,000
Senior notes with a rate of 4.000%, due 2031(1)	1,100	1,100
Senior notes with a rate of 3.625%, due 2032(1)	1,500	1,500
Finance lease liabilities with a weighted average rate of 5.96%, due 2023 to 2030(2)	145	164
Other debt of consolidated VIEs with a weighted average rate of 1.11%, due 2024 to 2029(2)	34	37
	8,798	8,820
Less: unamortized deferred financing costs and discount	(67)	(73)
Less: current maturities of long-term debt(3)	(35)	(39)
	$8,696	$8,708
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
(2)Long-term debt of our consolidated VIEs are included in finance lease liabilities and other debt of consolidated VIEs as applicable; refer to Note 3: "Consolidated Variable Interest Entities" for additional information.
(3)Represents current maturities of finance lease liabilities and borrowings of consolidated VIEs.

Our senior secured credit facilities consist of a senior secured revolving credit facility (the "Revolving Credit Facility") and a senior secured term loan facility (the "Term Loan"). The obligations under our senior secured credit facilities are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic restricted subsidiaries, except for HOC, the named borrower of the senior secured credit facilities. In January 2023, we amended the credit agreement governing our Revolving Credit Facility to increase the borrowing capacity from $1.75 billion to $2.0 billion, $250 million of which is available in the form of letters of credit, and, based on the terms of the agreement, we expect the extended maturity date to be January 2028. In connection with this amendment, we incurred $9 million of debt issuance costs, which were recognized in other non-current assets in our condensed consolidated balance sheet. No debt amounts were outstanding under the Revolving Credit Facility as of June 30, 2023, which had an available borrowing capacity of $1,940 million after considering $60 million of outstanding letters of credit.

Note 6: Fair Value Measurements

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	June 30, 2023
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap	$109	$—	$109	$—
Liabilities:
Long-term debt(2)	8,619	5,425	—	2,623

	December 31, 2022
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap	$108	$—	$108	$—
Liabilities:
Long-term debt(2)	8,619	5,292	—	2,616
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

During the six months ended June 30, 2023, we measured a financial asset at fair value on a non-recurring basis and recognized an other-than-temporary impairment loss of $44 million. In March 2023, the financial asset, an equity method investment in the Fund, which derives its market value from the underlying hotel assets it owns, failed to comply with its debt agreements, as discussed in Note 4: "Loss on Investments in Unconsolidated Affiliate." Given the lack of an active market or observable inputs for the fair value of the Fund, we determined that at March 31, 2023 our investment had a fair value of zero using Level 3 valuation inputs.

Note 7: Income Taxes

At the end of each quarter, we estimate the effective income tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of income (loss) before income taxes, which is subject to federal, state, local and foreign income taxes.

In June 2023, we received a draft of proposed adjustments from the Internal Revenue Service ("IRS") regarding our 2016 transfer of certain IP to a foreign jurisdiction that would increase taxable income for the tax years under audit from 2016 through 2018. If the IRS's proposed adjustments are upheld, future periods beyond the years currently under audit would be similarly impacted. We disagree with the proposed adjustments, intend to vigorously contest them and are currently evaluating action, which could include litigation to dispute the adjustments. We previously recorded reserves of $73 million related to this matter. We evaluated the amount of benefit more-likely-than-not to be realized related to this issue based on this draft notice, and we have determined that our existing reserves for unrecognized tax benefits accurately reflect the estimated benefit that we do not expect to realize related to this issue.

Note 8: Share-Based Compensation

Our share-based compensation primarily consists of awards that we grant to eligible employees under the Hilton 2017 Omnibus Incentive Plan (the "2017 Plan") and includes time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options") and performance-vesting RSUs ("performance shares"). We recognized share-based compensation expense of $52 million and $47 million during the three months ended June 30, 2023 and 2022, respectively, and $85 million and $84 million during the six months ended June 30, 2023 and 2022, respectively, which included amounts reimbursed by hotel owners.

RSUs

During the six months ended June 30, 2023, we granted 602,000 RSUs with a weighted average grant date fair value per share of $146.18, which vest in equal annual installments over two or three years from the date of grant.

Options

During the six months ended June 30, 2023, we granted 341,000 options with a weighted average exercise price per share of $146.18, which vest in equal annual installments over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The weighted average grant date fair value per share of the options granted during the six months ended June 30, 2023 was $52.27, which was determined using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Expected volatility(1)	30.16%
Dividend yield(2)	0.43%
Risk-free rate(3)	4.00%
Expected term (in years)(4)	6.0
____________
(1)Estimated using a blended approach of historical and implied volatility. Historical volatility is based on the historical movement of Hilton's stock price for a period that corresponds to the expected terms of the options.
(2)Estimated based on the quarterly dividend and the three-month average stock price at the dates of grant.
(3)Based on the yields of U.S. Department of Treasury instruments with similar expected terms of the options at the dates of grant.
(4)Estimated using the midpoint of the vesting periods and the contractual terms of the options.

Performance Shares

During the six months ended June 30, 2023, we granted 244,000 performance shares with a weighted average grant date fair value per share of $146.18, which vest three years from the date of grant based on the projected achievement of various performance measures. As of June 30, 2023, we determined that all of the performance measures for the outstanding performance shares were probable of achievement, with the average of the applicable achievement factors estimated to be between the target and maximum achievement percentages for the performance shares granted in 2021 and 2022 and at the target achievement percentage for the performance shares granted in 2023.

Note 9: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$411	$368	$617	$580
Denominator:
Weighted average shares outstanding	264	278	265	278
Basic EPS	$1.56	$1.33	$2.33	$2.09

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$411	$368	$617	$580
Denominator:
Weighted average shares outstanding(1)	266	280	267	281
Diluted EPS	$1.55	$1.32	$2.31	$2.07
____________
(1)Certain shares related to share-based compensation were excluded from the calculations of diluted EPS because their effect would have been anti-dilutive under the treasury stock method, including 1 million shares for the three months ended June 30, 2023 and 2022 and six months ended June 30, 2023 and less than 1 million shares for the six months ended June 30, 2022.

Note 10: Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss

The following tables present the changes in the components of stockholders' equity (deficit):

	Three Months Ended June 30, 2023
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of March 31, 2023	265.4	$3	$(6,489)	$10,815	$(5,025)	$(724)	$7	$(1,413)
Net income	—	—	—	—	411	—	2	413
Other comprehensive income	—	—	—	—	—	21	(1)	20
Dividends(1)	—	—	—	—	(40)	—	—	(40)
Repurchases of common stock(2)	(3.3)	—	(475)	—	—	—	—	(475)
Share-based compensation	0.2	—	8	64	—	—	—	72
Balance as of June 30, 2023	262.3	$3	$(6,956)	$10,879	$(4,654)	$(703)	$8	$(1,423)

	Three Months Ended June 30, 2022
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of March 31, 2022	279.0	$3	$(4,573)	$10,702	$(6,110)	$(720)	$1	$(697)
Net income (loss)	—	—	—	—	368	—	(1)	367
Other comprehensive income	—	—	—	—	—	6	—	6
Dividends(1)	—	—	—	—	(41)	—	—	(41)
Repurchases of common stock(2)	(3.6)	—	(480)	—	—	—	—	(480)
Share-based compensation	0.1	—	5	51	—	—	—	56
Balance as of June 30, 2022	275.5	$3	$(5,048)	$10,753	$(5,783)	$(714)	$—	$(789)

	Six Months Ended June 30, 2023
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2022	267.9	$3	$(6,040)	$10,831	$(5,190)	$(706)	$4	$(1,098)
Net income	—	—	—	—	617	—	5	622
Other comprehensive income	—	—	—	—	—	3	(1)	2
Dividends(1)	—	—	—	—	(81)	—	—	(81)
Repurchases of common stock(2)	(6.5)	—	(924)	—	—	—	—	(924)
Share-based compensation	0.9	—	8	48	—	—	—	56
Balance as of June 30, 2023	262.3	$3	$(6,956)	$10,879	$(4,654)	$(703)	$8	$(1,423)

	Six Months Ended June 30, 2022
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2021	279.1	$3	$(4,443)	$10,720	$(6,322)	$(779)	$2	$(819)
Net income (loss)	—	—	—	—	580	—	(2)	578
Other comprehensive income	—	—	—	—	—	65	—	65
Dividends(1)	—	—	—	—	(41)	—	—	(41)
Repurchases of common stock(2)	(4.5)	—	(610)	—	—	—	—	(610)
Share-based compensation	0.9	—	5	33	—	—	—	38
Balance as of June 30, 2022	275.5	$3	$(5,048)	$10,753	$(5,783)	$(714)	$—	$(789)
____________
(1)During the three months ended June 30, 2022, we resumed payment of regular quarterly cash dividends.
(2)During the three months ended March 31, 2022, we resumed share repurchases under our previously authorized stock repurchase program. Beginning January 1, 2023, amount includes excise tax as imposed by the Inflation Reduction Act of 2022.

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2022	$(548)	$(259)	$101	$(706)
Other comprehensive income (loss) before reclassifications	(1)	—	14	13
Amounts reclassified from accumulated other comprehensive loss	—	4	(14)	(10)
Net current period other comprehensive income (loss)	(1)	4	—	3
Balance as of June 30, 2023	$(549)	$(255)	$101	$(703)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2021	$(540)	$(210)	$(29)	$(779)
Other comprehensive income (loss) before reclassifications	(26)	(1)	74	47
Amounts reclassified from accumulated other comprehensive loss	1	4	13	18
Net current period other comprehensive income (loss)	(25)	3	87	65
Balance as of June 30, 2022	$(565)	$(207)	$58	$(714)
____________
(1)Includes net investment hedge gains and intra-entity foreign currency transactions that are of a long-term investment nature. Amount reclassified during the six months ended June 30, 2022 relates to the liquidation of an investment in a foreign entity and was recognized in gain on foreign currency transactions in our condensed consolidated statement of operations.
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

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Franchise and licensing fees	$622	$549	$1,135	$966
Base and other management fees(1)	100	86	189	147
Incentive management fees	69	46	134	80
Management and franchise	791	681	1,458	1,193
Ownership	341	282	589	432
Segment revenues	1,132	963	2,047	1,625
Amortization of contract acquisition costs	(11)	(10)	(21)	(18)
Other revenues	46	25	81	43
Direct reimbursements from managed and franchised properties(2)	733	609	1,445	1,121
Indirect reimbursements from managed and franchised properties(2)	767	658	1,412	1,197
Intersegment fees elimination(1)	(7)	(5)	(11)	(7)
Total revenues	$2,660	$2,240	$4,953	$3,961
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.
(2)Included in other revenues from managed and franchised properties in our condensed consolidated statements of operations.

The following table presents operating income (loss) for each of our reportable segments, reconciled to consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Management and franchise(1)	$791	$681	$1,458	$1,193
Ownership(1)	37	20	30	(17)
Segment operating income	828	701	1,488	1,176
Amortization of contract acquisition costs	(11)	(10)	(21)	(18)
Other revenues, less other expenses	13	14	27	21
Net other revenues (expenses) from managed and franchised properties	(8)	36	(46)	66
Depreciation and amortization expenses	(37)	(40)	(74)	(84)
General and administrative expenses	(111)	(103)	(202)	(194)
Operating income	674	598	1,172	967
Interest expense	(111)	(99)	(227)	(189)
Gain (loss) on foreign currency transactions	(6)	8	(6)	4
Loss on investments in unconsolidated affiliate	—	—	(92)	—
Other non-operating income, net	11	6	23	22
Income before income taxes	$568	$513	$870	$804
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

Note 12: Commitments and Contingencies

In limited cases, we provide performance guarantees to certain owners of hotels that we operate under management contracts that obligate us to fund performance shortfalls if specified operating performance levels are not achieved. As of June 30, 2023, we had performance guarantees with expirations ranging from 2025 to 2043 and possible cash outlays totaling approximately $8 million. Our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee for that particular hotel. Additionally, as of June 30, 2023, we had extended debt guarantees and letters of credit with expirations ranging from 2023 to 2031 and possible cash outlays totaling $124 million to owners of certain hotels that we currently or in the future will manage or franchise. These guarantees create variable interests in the ownership entities of the hotels, of which we are not the primary beneficiary.

We receive fees from managed and franchised properties that we are contractually required to use to operate our marketing, sales and brands programs on behalf of hotel owners. If we collect amounts in excess of amounts expended, we have a commitment to spend these amounts on the related programs. As of June 30, 2023 and December 31, 2022, the amounts expended on behalf of these programs exceeded the amounts collected.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2023 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 13: Supplemental Disclosures of Cash Flow Information

Cash interest paid included within operating activities in our condensed consolidated statements of cash flows was $237 million and $178 million during the six months ended June 30, 2023 and 2022, respectively. These amounts exclude $24 million of cash receipts and $5 million of cash payments, respectively, related to settlements of our interest rate swap with a financing component, which are separately disclosed within financing activities in our condensed consolidated statements of cash flows.

Income tax payments, net of refunds received, was $233 million and $130 million for the six months ended June 30, 2023 and 2022, respectively.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our future financial results, our liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry; macroeconomic factors beyond our control, such as inflation, changes in interest rates, challenges due to labor shortages and supply chain disruptions and recent events affecting the financial services industry; risks related to the impact of the COVID-19 pandemic (the "pandemic"); competition for hotel guests and management and franchise contracts; risks related to doing business with third-party hotel owners; performance of our information technology systems; growth of reservation channels outside of our system; risks of doing business outside of the U.S.; risks associated with the Russian invasion of Ukraine; and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Recent Developments

COVID-19 Pandemic

Although our results for the six months ended June 30, 2022 included a strong recovery from the pandemic when compared to the same periods in 2020 and 2021, the Omicron variant of COVID-19 limited the recovery of certain regions and segments of our business during the beginning of that period. As such, the results for the six months ended June 30, 2023 reflect notable improvement in comparison to the six months ended June 30, 2022, when considering the pandemic.

Adverse Developments Affecting the Financial Services Industry

In 2023, certain U.S. and international government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on our operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the ability of our owners or our ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on our business, financial condition and results of operations.

Overview

Our Business

Hilton is one of the largest hospitality companies in the world, with 7,295 properties comprising 1,144,849 rooms in 123 countries and territories as of June 30, 2023. Our premier brand portfolio includes: our luxury hotel brands, Waldorf Astoria Hotels & Resorts, LXR Hotels & Resorts and Conrad Hotels & Resorts; our lifestyle hotel brands, Canopy by Hilton, Curio Collection by Hilton, Tapestry Collection by Hilton, Tempo by Hilton and Motto by Hilton; our full service hotel brands, Signia by Hilton, Hilton Hotels & Resorts and DoubleTree by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton and Spark by Hilton; our all-suites hotel brands, Embassy Suites by Hilton, Homewood Suites by Hilton, Home2 Suites by Hilton and our newest brand with the working title Project H3; and our timeshare brands, Hilton Club,

Hilton Grand Vacations Club and Hilton Vacation Club. As of June 30, 2023, we had 166 million members in our award-winning guest loyalty program, Hilton Honors, an increase of more than 19 percent from June 30, 2022.

Segments and Regions

We analyze our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments that are based on similar products and services: (i) management and franchise and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our IP. Revenues from this segment include: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from our strategic partners, including co-branded credit card providers, and HGV for the right to use our IP; and (iii) fees for managing hotels in our ownership segment. As a manager of hotels, we typically are responsible for supervising or operating the hotel in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservations system, marketing and information technology services, while a third party manages or operates such franchised hotels. The ownership segment primarily derives revenues from nightly hotel room sales, food and beverage sales and other services at our consolidated owned and leased hotels.

We conduct business in three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S., which represented 68 percent of our system-wide hotel rooms as of June 30, 2023, is included in the Americas region, it is often analyzed separately and apart from the Americas region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

System Growth and Development Pipeline

Our strategic objectives include the continued expansion of our global hotel network, as well as of our fee-based business. As we enter into new management and franchise contracts, we expand our business with limited or no capital investment by us as the manager or franchisor, since the capital required to build and maintain hotels is typically provided by the third-party owner of the hotel with whom we contract to provide management services or license our IP. Prior to approving the addition of new hotels to our management and franchise development pipeline, we evaluate the economic viability of the hotel based on its geographic location, the credit quality of the third-party owner and other factors. By increasing the number of management and franchise contracts with third-party owners, over time we expect to increase revenues, overall return on invested capital and cash available to support our business needs. See further discussion on our cash management policy in "—Liquidity and Capital Resources." The current economic environment has posed certain challenges to the execution of our growth strategy, which have included and may continue to include delays in openings and new development.

In addition to our current hotel portfolio, we are focused on the growth of our business by expanding our global hotel network through our development pipeline, which represents hotels that we expect to add to our system in the future. The following table summarizes our development activity:

	As of and for the
	Six Months Ended
	June 30, 2023
	Hotels	Rooms(1)
Hotel system
Openings	156	23,200
Net additions(2)	127	16,500

Development pipeline(3)
Additions	491	60,900
Count as of period end(4)	3,064	440,900
____________
(1)Rounded to the nearest hundred.
(2)Represents room additions, net of rooms removed from our system, during the period, which contributed to net unit growth from June 30, 2022 of 4.2 percent.
(3)Hotels in our system were under development throughout 116 countries and territories, including 29 countries and territories where we did not have any existing hotels.
(4)In our development pipeline, as of June 30, 2023, 217,000 of the rooms were under construction and 250,100 of the rooms were located outside of the U.S. Nearly all of the rooms in our development pipeline will be in our management and franchise segment. We do not consider any individual development project to be material to us.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported; and (iii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results were not available. Of the 7,212 hotels in our system as of June 30, 2023, 6,048 hotels were classified as comparable hotels. Our 1,164 non-comparable hotels as of June 30, 2023 included 388 hotels, or approximately five percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they sustained substantial property damage, encountered business interruption, underwent large-scale capital projects or comparable results were otherwise not available.

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

References to occupancy, ADR and RevPAR are presented on a comparable basis, based on the comparable hotels as of June 30, 2023, and references to ADR and RevPAR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three and six months ended June 30, 2023 and 2022 use the foreign currency exchange rates used to translate the results of the Company's foreign operations within its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023, respectively.

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

Results of Operations

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Change		Six Months Ended	Change
	June 30, 2023	2023 vs. 2022		June 30, 2023	2023 vs. 2022
U.S.
Occupancy	75.9%	1.3%	pts.	72.4%	3.9%	pts.
ADR	$169.31	3.8%		$164.74	6.2%
RevPAR	$128.51	5.6%		$119.20	12.4%

Americas (excluding U.S.)
Occupancy	70.7%	4.2%	pts.	68.3%	9.5%	pts.
ADR	$153.60	15.1%		$150.83	17.4%
RevPAR	$108.66	22.4%		$103.01	36.2%

Europe
Occupancy	75.4%	4.1%	pts.	68.8%	9.7%	pts.
ADR	$181.74	19.3%		$164.28	20.2%
RevPAR	$136.96	26.2%		$113.00	40.0%

MEA
Occupancy	67.5%	7.4%	pts.	70.8%	7.8%	pts.
ADR	$179.08	15.9%		$177.66	16.8%
RevPAR	$120.85	30.2%		$125.79	31.2%

Asia Pacific
Occupancy	69.9%	20.9%	pts.	67.8%	22.5%	pts.
ADR	$111.88	25.4%		$113.94	23.6%
RevPAR	$78.19	79.0%		$77.30	84.7%

System-wide
Occupancy	74.6%	4.2%	pts.	71.3%	7.0%	pts.
ADR	$163.47	5.9%		$158.62	7.9%
RevPAR	$122.02	12.1%		$113.02	19.7%

All regions showed improvement in RevPAR during the three and six months ended June 30, 2023 driven by both ADR and occupancy gains. Asia Pacific has significantly improved during 2023 and led performance on a regional basis during the three and six months ended June 30, 2023, primarily due to the removal of cross-border travel and COVID-19 restrictions since the latter half of 2022, particularly in Japan and China. Additionally, Canada removed all COVID-19 travel restrictions in the fourth quarter of 2022, which contributed to the increase in RevPAR for the Americas (excluding U.S.). During both periods, Europe benefited from travel demand with higher ADR from international travelers and at resort destinations, and both MEA and the U.S. experienced improved ADR from holiday travel. Additionally, all of our customer segments showed improvement, particularly our group segment, with increased RevPAR, occupancy and ADR as business and group meeting demand continued to strengthen during the three and six months ended June 30, 2023 compared to the same periods in 2022.

The table below provides a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Net income	$413	$367	$622	$578
Interest expense	111	99	227	189
Income tax expense	155	146	248	226
Depreciation and amortization expenses	37	40	74	84
EBITDA	716	652	1,171	1,077
Loss (gain) on foreign currency transactions	6	(8)	6	(4)
Loss on investments in unconsolidated affiliate(1)	—	—	92	—
FF&E replacement reserves	15	15	23	27
Share-based compensation expense	52	47	85	84
Amortization of contract acquisition costs	11	10	21	18
Net other expenses (revenues) from managed and franchised properties	8	(36)	46	(66)
Other adjustments(2)	3	(1)	8	(9)
Adjusted EBITDA	$811	$679	$1,452	$1,127
___________
(1)Amount includes losses recognized related to equity and debt financing that we had previously provided to an unconsolidated affiliate with underlying investments in hotels that we currently or in the future will manage or franchise; refer to Note 4: Loss on Investments in Unconsolidated Affiliate in our unaudited condensed consolidated financial statements for additional information.
(2)Amounts for the three months ended June 30, 2023 and the six months ended June 30, 2023 and 2022 include net losses (gains) related to certain of Hilton's investments in unconsolidated affiliates, other than the loss included separately in "loss on investments in unconsolidated affiliate." All periods include severance and other items.

Revenues

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(in millions)			(in millions)
Franchise and licensing fees	$618	$545	13.4	$1,126	$958	17.5

Base and other management fees	$86	$75	14.7	$166	$130	27.7
Incentive management fees	69	46	50.0	134	80	67.5
Total management fees	$155	$121	28.1	$300	$210	42.9

The increases in franchise and management fees were primarily the result of increases in RevPAR at our comparable franchised and managed hotels. During the three months ended June 30, 2023, RevPAR at our comparable franchised and managed hotels increased 8.5 percent and 23.3 percent, respectively, due to increased occupancy of 2.6 percentage points and 9.3 percentage points, respectively, and increased ADR of 4.7 percent and 6.9 percent, respectively. During the six months ended June 30, 2023, RevPAR at our comparable franchised and managed hotels increased 14.9 percent and 34.9 percent, respectively, due to increased occupancy of 5.3 percentage points and 12.7 percentage points, respectively, and increased ADR of 6.5 percent and 9.5 percent, respectively.

Further, as new hotels enter our system, we expect such hotels to increase our franchise and management fees during the periods. Including new development and ownership type transfers, from January 1, 2022 to June 30, 2023, we added nearly 440 franchised and managed hotels on a net basis, providing an additional 65,500 rooms to our management and franchise segment, which also contributed to the increases in franchise and management fees.

Additionally, licensing fees increased during the three and six months ended June 30, 2023 as a result of increases in fees from our strategic partnerships and HGV. Increased fees from our strategic partnerships primarily resulted from new cardholder acquisitions and increased cardholder spend under our co-branded credit card arrangements. Increased fees from HGV resulted from increased timeshare revenues, including the impact of adding new timeshare properties to our system between the periods.

Incentive management fees increased during the three and six months ended June 30, 2023 as they are based on hotels' operating profits, which generally have improved from the prior periods as increased consumer demand drove higher revenues and, ultimately, higher managed hotel profits.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(in millions)			(in millions)
Owned and leased hotels revenues	$341	$282	20.9	$589	$432	36.3

Owned and leased hotels revenues increased $65 million and $178 million, on a currency neutral basis, during the three and six months ended June 30, 2023, respectively, which were partially offset by decreases of $6 million and $21 million, respectively, resulting from unfavorable fluctuations in foreign currency exchange rates. On a currency neutral basis, revenues from our comparable owned and leased hotels increased $72 million and $174 million during the three and six months ended June 30, 2023, respectively, reflective of the ongoing easing of travel restrictions in the latter half of 2022, particularly in Japan. During the three months ended June 30, 2023, RevPAR increased 37.8 percent at our comparable owned and leased hotels, due to increases in occupancy and ADR of 10.6 percentage points and 18.6 percent, respectively. During the six months ended June 30, 2023, RevPAR increased 59.7 percent at our comparable owned and leased hotels, due to increases in occupancy and ADR of 17.7 percentage points and 18.9 percent, respectively. On a non-comparable basis, the changes in revenues from our non-comparable owned and leased hotels during the periods included decreases from properties that exited our system after June 30, 2022.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(in millions)			(in millions)
Other revenues	$46	$25	84.0	$81	$43	88.4

The increases in other revenues were primarily due to increased revenues from our purchasing operations, including increased procurement volume from properties outside of our system that participate in our purchasing programs.

Operating Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(in millions)			(in millions)
Owned and leased hotels expenses	$297	$257	15.6	$548	$442	24.0

Owned and leased hotels expenses increased $45 million and $129 million, on a currency neutral basis, during the three and six months ended June 30, 2023, respectively, which were partially offset by decreases of $5 million and $23 million, respectively, resulting from favorable fluctuations in foreign currency exchange rates. On a currency neutral basis, expenses from our comparable owned and leased hotels increased $41 million and $116 million during the three and six months ended June 30, 2023, respectively. Additionally, the changes in owned and leased hotels expenses from our non-comparable owned and leased hotels during the periods included decreases from properties that exited our system after June 30, 2022.

Our comparable and non-comparable owned and leased hotels had currency neutral increases in certain operating expenses as a result of increased occupancy during the periods, including labor costs, utilities and variable rent, which is generally based on a percentage of hotel revenues or profits, which increased as discussed in "—Revenues."

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(in millions)			(in millions)
Depreciation and amortization expenses	$37	$40	(7.5)	$74	$84	(11.9)
General and administrative expenses	111	103	7.8	202	194	4.1
Other expenses	33	11	NM(1)	54	22	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The decreases in depreciation and amortization expenses during the periods were primarily due to decreases in amortization expense, driven by the full amortization of certain software project costs between the periods, partially offset by the amortization related to software additions between the periods.

The increases in general and administrative expenses were primarily due to increases in costs related to payroll and other compensation costs.

The increases in other expenses were primarily due to costs associated with higher volume in our purchasing operations, including increased procurement volume from properties outside of our system that participate in our purchasing programs.

Non-operating Income and Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(in millions)			(in millions)
Interest expense	$(111)	$(99)	12.1	$(227)	$(189)	20.1
Gain (loss) on foreign currency transactions	(6)	8	NM(1)	(6)	4	NM(1)
Loss on investments in unconsolidated affiliate	—	—	NM(1)	(92)	—	NM(1)
Other non-operating income, net	11	6	83.3	23	22	4.5
Income tax expense	(155)	(146)	6.2	(248)	(226)	9.7
____________
(1)Fluctuation in terms of percentage change is not meaningful.

Interest expense increased during the three and six months ended June 30, 2023 primarily due to the interest rate increases during the periods on the variable rate Term Loan and our variable rate finance leases. These increases were partially offset by decreases in interest expense due to the net effect of the amortization of gains (losses) from accumulated other comprehensive income related to interest rate swaps that we have used to mitigate floating interest rate risk, including for previously dedesignated swaps. See Note 5: "Debt" in our unaudited condensed consolidated financial statements for additional information on the interest rates on our indebtedness.

The net gains and losses on foreign currency transactions are the result of changes in foreign currency exchange rates, including on certain intercompany financing arrangements, such as short-term cross-currency intercompany loans, as well as transactions denominated in foreign currencies.

The loss on investments in unconsolidated affiliate for the six months ended June 30, 2023 included: (i) a $44 million other-than-temporary impairment loss on our investment in the Fund and (ii) $48 million of credit losses on financing receivables provided to the Fund. See Note 4: "Loss on Investments in Unconsolidated Affiliate" and Note 6: "Fair Value Measurements" in our unaudited condensed consolidated financial statements for additional information.

Other non-operating income, net consists of interest income, equity in earnings (losses) from unconsolidated affiliates, certain components of net periodic pension cost or credit related to our employee defined benefit pension plans and other non-operating gains and losses. Other non-operating income, net increased during the periods primarily due to increases in interest income resulting from increases in interest rates for the periods in 2023 when compared to the same periods in 2022. The increase during the six months ended June 30, 2023 was partially offset by an $11 million gain recognized during the six months ended June 30, 2022 resulting from the remeasurement of certain investments in unconsolidated affiliates, whereas no such gain was recognized during 2023. The loss related to our investment in the Fund is presented separately in "loss on investments in unconsolidated affiliate" in our unaudited condensed consolidated statement of operations for the six months ended June 30, 2023, as discussed above.

The increases in income tax expense during the three and six months ended June 30, 2023 were primarily attributable to the increases in income before income taxes.

Segment Results

As of June 30, 2023, our management and franchise segment included 781 managed hotels and 6,380 franchised hotels consisting of 1,112,716 total rooms, and our ownership segment included 51 hotels consisting of 17,485 total rooms. Refer to Note 11: "Business Segments" in our unaudited condensed consolidated financial statements for reconciliations of revenues for our reportable segments to consolidated total revenues and of segment operating income to consolidated income before income taxes.

Refer to "—Revenues" for further discussion of the increases in revenues from our managed and franchised properties, which are correlated to our management and franchise segment revenues and segment operating income, as well as for further discussion of the increases in revenues from our owned and leased hotels, which are correlated to our ownership segment revenues. In addition, refer to "—Operating Expenses" for further discussion of the increases in operating expenses at our owned and leased hotels, which, when netted with ownership segment revenues, results in our ownership segment operating income (loss).

Liquidity and Capital Resources

Overview

As of June 30, 2023, we had total cash and cash equivalents of $883 million, including $77 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents is related to cash collateral and cash held for FF&E reserves.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including: (i) costs associated with the management and franchising of hotels; (ii) corporate expenses; (iii) payroll and compensation costs; (iv) taxes and compliance costs; (v) scheduled debt maturities and interest payments on our outstanding indebtedness; (vi) lease payments under our finance and operating leases; (vii) costs, other than compensation and lease payments that are noted separately, associated with the operations of owned and leased hotels, including, but not limited to, utilities and operating supplies; (viii) committed contract acquisition costs; (ix) capital and maintenance expenditures for required renovations and maintenance at the hotels within our ownership segment; (x) dividends as declared; and (xi) share repurchases.

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

During the six months ended June 30, 2023, we repurchased approximately 6.5 million shares of our common stock for $916 million. As of June 30, 2023, approximately $2.2 billion remained available for share repurchases under our stock repurchase program.

In circumstances where we have the opportunity to support our strategic objectives, we may provide guarantees or other commitments, as necessary, to owners of hotels that we currently or in the future will manage or franchise or other third parties. See Note 12: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information on our commitments that were outstanding as of June 30, 2023.

We have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases. Within the framework of our investment policy, we intend to finance our business activities primarily with cash on our balance sheet as of June 30, 2023, cash generated from our operations and, as needed, the use of the available capacity of our Revolving Credit Facility. Additionally, we have continued access to debt markets and expect to be able to obtain financing as a source of liquidity as required and to extend maturities of existing borrowings, if necessary.

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

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Six Months Ended		Percent
	June 30,		Change
	2023	2022	2023 vs. 2022
	(in millions)
Net cash provided by operating activities	$794	$528	50.4
Net cash used in investing activities	(154)	(94)	63.8
Net cash used in financing activities	(1,031)	(679)	51.8

Operating Activities

Cash flows from operating activities were primarily generated from management and franchise fee revenue and operating income from our owned and leased hotels. The increase during the period was primarily due to the increase in cash inflows generated from our management and franchise segment, largely as a result of the 19.0 percent increase in RevPAR at our comparable managed and franchised properties. The increase in cash provided by operating activities was partially offset by a $98 million increase in payments of contract acquisition costs due to the timing of certain strategic hotel developments supporting our growth, as well as a $103 million increase in the net cash outflows related to income tax payments.

In April 2020, we pre-sold Hilton Honors points to American Express and, in the second quarter of 2022, all of those points had been used by American Express. As such, American Express resumed purchasing Hilton Honors points with cash in connection with a co-branded credit card arrangement with them, which contributed to the increase in our operating cash flows during the six months ended June 30, 2023 when compared to the same period in the prior year. We expect American Express to continue to purchase points with cash under the co-branded credit card arrangement in future periods.

Investing Activities

Net cash used in investing activities for both periods included cash flows related to: (i) capitalized software costs that were related to various systems initiatives for the benefit of both our hotel owners and our overall corporate operations; (ii) capital expenditures for property and equipment related to corporate property and the renovation of certain hotels in our ownership segment; and (iii) equity and debt financing that we provided to unconsolidated affiliates and owners of hotels that we currently or in the future will manage or franchise to support our strategic objectives. Additionally, our investing activities include the net cash inflows and outflows related to our undesignated derivative financial instruments that we have in place to hedge against the impact of fluctuations in foreign currency exchange rates on certain of our intercompany loan and cash balances, which, for both periods, were primarily the result of changes in the exchange rates for the Pound Sterling to the U.S. dollar.

Financing Activities

Net cash used in financing activities for both periods primarily related to the return of capital to shareholders, including dividends, which resumed in the second quarter of 2022, as well as share repurchases, which resumed in March 2022, after both programs were suspended in 2020.

Debt and Borrowing Capacity

As of June 30, 2023, our total indebtedness, excluding the deduction for unamortized deferred financing costs and discount, was approximately $8.8 billion. No debt amounts were outstanding under the Revolving Credit Facility as of June 30, 2023, which had an available borrowing capacity of $1,940 million after considering $60 million of outstanding letters of credit. For additional information on our total indebtedness and guarantees on our debt, refer to Note 5: "Debt" in our unaudited condensed consolidated financial statements.

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

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and, during the six months ended June 30, 2023, there were no material changes to those critical accounting estimates that were previously disclosed.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums, including proceedings involving tort and other general liability claims, employee claims, consumer protection claims and claims related to our management of certain hotels. We recognize a liability when we believe the loss is probable and can be reasonably estimated. Most occurrences involving liability, claims of negligence and employees are covered by indemnification from third-party hotel owners and/or policies with solvent insurance carriers. The ultimate results of claims and litigation cannot be predicted with certainty. We believe we have adequate reserves against such matters. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.

Item 1A. Risk Factors

As of June 30, 2023, there have been no material changes from the risk factors previously disclosed under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended June 30, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
April 1, 2023 to April 30, 2023	1,111,877	$142.39	1,111,877	$2,524
May 1, 2023 to May 31, 2023	1,120,111	142.04	1,120,111	2,365
June 1, 2023 to June 30, 2023	1,083,339	141.43	1,083,339	2,212
Total	3,315,327	141.96	3,315,327
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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date: July 26, 2023