Form 10-Q
period 2023-09-30
Hilton Worldwide Holdings Inc.
filed 2023-10-25
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of October 20, 2023 was 256,440,305.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$698	$1,209
Restricted cash and cash equivalents	81	77
Accounts receivable, net of allowance for credit losses of $124 and $117	1,396	1,327
Prepaid expenses	157	105
Other	152	152
Total current assets (variable interest entities – $65 and $43)	2,484	2,870
Intangibles and Other Assets:
Goodwill	5,033	5,032
Brands	4,831	4,840
Management and franchise contracts, net	986	887
Other intangible assets, net	167	161
Operating lease right-of-use assets	645	662
Property and equipment, net	305	280
Deferred income tax assets	204	204
Other	545	576
Total intangibles and other assets (variable interest entities – $110 and $152)	12,716	12,642
TOTAL ASSETS	$15,200	$15,512
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$1,876	$1,790
Current maturities of long-term debt	37	39
Current portion of deferred revenues	460	433
Current portion of liability for guest loyalty program	1,188	1,110
Total current liabilities (variable interest entities – $45 and $45)	3,561	3,372
Long-term debt	8,682	8,708
Operating lease liabilities	804	832
Deferred revenues	1,098	986
Deferred income tax liabilities	706	735
Liability for guest loyalty program	1,411	1,285
Other	691	692
Total liabilities (variable interest entities – $148 and $188)	16,953	16,610
Commitments and contingencies – see Note 12
Equity (Deficit):
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 257,879,258 outstanding as of September 30, 2023 and 267,860,301 outstanding as of December 31, 2022	3	3
Treasury stock, at cost; 76,241,976 shares as of September 30, 2023 and 65,217,085 shares as of December 31, 2022	(7,647)	(6,040)
Additional paid-in capital	10,925	10,831
Accumulated deficit	(4,316)	(5,190)
Accumulated other comprehensive loss	(728)	(706)
Total Hilton stockholders' deficit	(1,763)	(1,102)
Noncontrolling interests	10	4
Total deficit	(1,753)	(1,098)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$15,200	$15,512

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Franchise and licensing fees	$643	$573	$1,769	$1,531
Base and other management fees	81	76	247	206
Incentive management fees	63	52	197	132
Owned and leased hotels	335	295	924	727
Other revenues	45	28	126	71
	1,167	1,024	3,263	2,667
Other revenues from managed and franchised properties	1,506	1,344	4,363	3,662
Total revenues	2,673	2,368	7,626	6,329

Expenses
Owned and leased hotels	301	263	849	705
Depreciation and amortization	40	39	114	123
General and administrative	96	93	298	287
Other expenses	26	13	80	35
	463	408	1,341	1,150
Other expenses from managed and franchised properties	1,557	1,337	4,460	3,589
Total expenses	2,020	1,745	5,801	4,739

Operating income	653	623	1,825	1,590

Interest expense	(113)	(106)	(340)	(295)
Gain (loss) on foreign currency transactions	(7)	—	(13)	4
Loss on investments in unconsolidated affiliate	—	—	(92)	—
Other non-operating income, net	15	10	38	32

Income before income taxes	548	527	1,418	1,331

Income tax expense	(169)	(181)	(417)	(407)

Net income	379	346	1,001	924
Net loss (income) attributable to noncontrolling interests	(2)	1	(7)	3
Net income attributable to Hilton stockholders	$377	$347	$994	$927

Earnings per share:
Basic	$1.45	$1.27	$3.77	$3.35
Diluted	$1.44	$1.26	$3.74	$3.32

Cash dividends declared per share	$0.15	$0.15	$0.45	$0.30

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$379	$346	$1,001	$924
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $(2), $12, $(3) and $18	(31)	(22)	(33)	(47)
Pension liability adjustment, net of tax of $(1), $—(1), $(2) and $(1)	2	1	6	4
Cash flow hedge adjustment, net of tax of $(1), $(17), $(1) and $(46)	4	50	4	137
Total other comprehensive income (loss)	(25)	29	(23)	94

Comprehensive income	354	375	978	1,018
Comprehensive loss (income) attributable to noncontrolling interests	(2)	1	(6)	3
Comprehensive income attributable to Hilton stockholders	$352	$376	$972	$1,021
___________
(1)Amount was less than $1 million.

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Operating Activities:
Net income	$1,001	$924
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of contract acquisition costs	32	28
Depreciation and amortization expenses	114	123
Loss (gain) on foreign currency transactions	13	(4)
Loss on investments in unconsolidated affiliate	92	—
Share-based compensation expense	133	126
Deferred income taxes	(38)	54
Contract acquisition costs, net of refunds	(164)	(61)
Change in deferred revenues	140	(133)
Change in liability for guest loyalty program	204	219
Working capital changes and other	(46)	(77)
Net cash provided by operating activities	1,481	1,199
Investing Activities:
Capital expenditures for property and equipment	(109)	(19)
Issuance of financing receivables	(8)	(46)
Undesignated derivative financial instruments	(28)	65
Capitalized software costs	(68)	(43)
Investments in unconsolidated affiliates	(15)	(53)
Other	—	(2)
Net cash used in investing activities	(228)	(98)
Financing Activities:
Borrowings	3	23
Repayment of debt	(40)	(35)
Debt issuance costs	(9)	—
Dividends paid	(120)	(82)
Repurchases of common stock	(1,595)	(1,092)
Share-based compensation tax withholdings	(53)	(56)
Proceeds from share-based compensation	32	16
Settlements of interest rate swap with financing component	38	(4)
Net cash used in financing activities	(1,744)	(1,230)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(16)	(21)
Net decrease in cash, restricted cash and cash equivalents	(507)	(150)
Cash, restricted cash and cash equivalents, beginning of period	1,286	1,512
Cash, restricted cash and cash equivalents, end of period	$779	$1,362

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

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain disclosures normally included in annual financial statements presented in accordance with GAAP; however, we believe the disclosures made are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Note 2: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as components of current and long-term deferred revenues, during the nine months ended September 30, 2023:

(in millions)
Balance as of December 31, 2022	$1,331
Cash received in advance and not recognized as revenue	508
Revenue recognized(1)	(271)
Other(2)	(75)
Balance as of September 30, 2023	$1,493
____________
(1)Primarily related to Hilton Honors, our guest loyalty program, including co-branded credit card arrangements.
(2)Represents the changes in estimated transaction prices for our performance obligations related to the issuance of Hilton Honors points, which had no effect on revenues.

Performance Obligations

As of September 30, 2023, deferred revenues for unsatisfied performance obligations consisted of: (i) $761 million related to Hilton Honors that will be recognized as revenue over approximately the next two years; (ii) $713 million related to advance consideration received from hotel owners for application, initiation and other fees and certain indirect reimbursements; and (iii) $19 million related to other obligations. These performance obligations are recognized as revenue as discussed in Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Note 3: Consolidated Variable Interest Entities

As of September 30, 2023 and December 31, 2022, we consolidated two variable interest entities ("VIEs") that each lease one hotel property, both of which are located in Japan. We consolidate these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb losses and the right to receive benefits that could be significant to each of the VIEs individually. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities, and the liabilities of the consolidated VIEs are non-recourse to us.

Our condensed consolidated balance sheets include the assets and liabilities of these entities, including the effect of foreign currency translation, which primarily comprised the following:

	September 30,	December 31,
	2023	2022
	(in millions)
Cash and cash equivalents	$52	$29
Property and equipment, net	36	45
Deferred income tax assets	33	52
Other non-current assets	41	55
Accounts payable, accrued expenses and other	25	21
Long-term debt(1)(2)	112	152
____________
(1)Includes finance lease liabilities of $86 million and $115 million as of September 30, 2023 and December 31, 2022, respectively.
(2)Includes current maturities of $18 million and $22 million as of September 30, 2023 and December 31, 2022, respectively. During the three months ended September 30, 2023, one of our consolidated VIEs made prepayments of JPY1.0 billion (approximately $7 million) on borrowings that were outstanding as of December 31, 2022 and had original maturity dates in 2029.

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

In March 2023, as a result of the rise in market-based interest rates, one of our third-party unconsolidated affiliates (the "Fund"), which has underlying investments in hotels that we currently or in the future will manage or franchise, failed to comply with certain requirements of its debt agreements. As a result, we determined that: (i) our investment in the Fund was fully impaired and (ii) short-term subordinated financing receivables due to us from the Fund were uncollectible. As such, we recognized an other-than-temporary impairment loss on our investment of $44 million and credit losses of $48 million to fully reserve the financing receivables, such that their net carrying values were zero. These losses were recognized in loss on investments in unconsolidated affiliate in our condensed consolidated statement of operations for the nine months ended September 30, 2023. See Note 6: "Fair Value Measurements" for additional information.

Note 5: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of September 30, 2023, were as follows:

	September 30,	December 31,
	2023	2022
	(in millions)
Senior secured term loan facility with a rate of 7.17%, due 2026	$2,619	$2,619
Senior notes with a rate of 5.375%, due 2025(1)	500	500
Senior notes with a rate of 4.875%, due 2027(1)	600	600
Senior notes with a rate of 5.750%, due 2028(1)	500	500
Senior notes with a rate of 3.750%, due 2029(1)	800	800
Senior notes with a rate of 4.875%, due 2030(1)	1,000	1,000
Senior notes with a rate of 4.000%, due 2031(1)	1,100	1,100
Senior notes with a rate of 3.625%, due 2032(1)	1,500	1,500
Finance lease liabilities with a weighted average rate of 5.98%, due 2023 to 2030(2)	138	164
Other debt of consolidated VIEs with a weighted average rate of 1.13%, due 2024 to 2029(2)	26	37
	8,783	8,820
Less: unamortized deferred financing costs and discount	(64)	(73)
Less: current maturities of long-term debt(3)	(37)	(39)
	$8,682	$8,708
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

Our senior secured credit facilities consist of a senior secured revolving credit facility (the "Revolving Credit Facility") and a senior secured term loan facility (the "Term Loan"). The obligations under our senior secured credit facilities are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic restricted subsidiaries, except for HOC, the named borrower of the senior secured credit facilities. In January 2023, we amended the credit agreement governing our Revolving Credit Facility to increase the borrowing capacity from $1.75 billion to $2.0 billion, $250 million of which is available in the form of letters of credit, and, based on the terms of the agreement, we expect the extended maturity date to be January 2028. In connection with this amendment, we incurred $9 million of debt issuance costs, which were recognized in other non-current assets in our condensed consolidated balance sheet. No debt amounts were outstanding under the Revolving Credit Facility as of September 30, 2023, which had an available borrowing capacity of $1,940 million after considering $60 million of outstanding letters of credit.

Note 6: Fair Value Measurements

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	September 30, 2023
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap	$110	$—	$110	$—
Liabilities:
Long-term debt(2)	8,619	5,281	—	2,623

	December 31, 2022
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap	$108	$—	$108	$—
Liabilities:
Long-term debt(2)	8,619	5,292	—	2,616
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

During the nine months ended September 30, 2023, we measured a financial asset at fair value on a non-recurring basis and recognized an other-than-temporary impairment loss of $44 million. In March 2023, the financial asset, an equity method investment in the Fund, which derives its market value from the underlying hotel assets it owns, failed to comply with its debt agreements, as discussed in Note 4: "Loss on Investments in Unconsolidated Affiliate." Given the lack of an active market or observable inputs for the fair value of the Fund, we determined that at March 31, 2023 our investment had a fair value of zero using Level 3 valuation inputs.

Note 7: Income Taxes

At the end of each quarter, we estimate the effective income tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of income (loss) before income taxes, which is subject to federal, state, local and foreign income taxes.

We are under regular and recurring audit by the Internal Revenue Service ("IRS"). The IRS previously proposed material increases to our income tax liability related to our Hilton Honors guest loyalty program, which we have resolved through settlement through the tax year ended December 31, 2018. We expect the Hilton Honors program to be audited for periods subsequent to 2018. The IRS may propose tax assessments similar to those which were resolved through the 2018 tax year, and the amounts of any such future proposed assessments may be material.

In October 2023, the U.S. Tax Court issued an opinion deciding that a third-party taxpayer was not entitled to apply the method of accounting provided for in Treasury Regulation Section 1.451-4 (the "Regulation") to its hotel loyalty program. We currently apply this method of accounting to our guest loyalty program for federal income tax purposes. Based on this decision, we are reassessing our uncertain tax positions in relation to our guest loyalty program. Under U.S. GAAP, we are required to assess and reflect the impact of a change in our assessment of our uncertain tax positions within the period that we become aware of new information, which, in this case, was the aforementioned ruling. Given that this decision was rendered after September 30, 2023, we will continue to assess this issue and reflect any changes in the fourth quarter of 2023 and future periods as applicable.

While we believe our facts and circumstances are distinguishable from those described in the decision, if we do not conclude that we are more-likely-than-not eligible to apply the Regulation to our guest loyalty program, our uncertain tax position reserves could increase by up to approximately $218 million, excluding interest. Because this issue concerns only the timing of taxable income and deductions, this potential increase in tax reserves would be materially offset by a corresponding increase in our deferred tax assets. Including interest on prior years potentially assessed under audit, income tax expense could increase by up to approximately $65 million in the period that we increase reserves.

In June 2023, we received a draft of proposed adjustments from the IRS regarding our 2016 transfer of certain IP to a foreign jurisdiction that would increase taxable income for the tax years under audit from 2016 through 2018. If the IRS's proposed adjustments are upheld, future periods beyond the years currently under audit would be similarly impacted. We disagree with the proposed adjustments, intend to vigorously contest them and are currently evaluating action, which could include litigation to dispute the adjustments. We previously recorded reserves of $73 million related to this matter. We evaluated the amount of benefit more-likely-than-not to be realized related to this issue based on this draft notice, and we have determined that our existing reserves for unrecognized tax benefits accurately reflect the estimated benefit that we do not expect to realize related to this issue.

Note 8: Share-Based Compensation

Our share-based compensation primarily consists of awards that we grant to eligible employees under the Hilton 2017 Omnibus Incentive Plan (the "2017 Plan") and includes time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options") and performance-vesting RSUs ("performance shares"). We recognized share-based compensation expense of $48 million and $42 million during the three months ended September 30, 2023 and 2022, respectively, and $133 million and $126 million during the nine months ended September 30, 2023 and 2022, respectively, which includes amounts reimbursed by hotel owners.

RSUs

During the nine months ended September 30, 2023, we granted 602,000 RSUs with a weighted average grant date fair value per share of $146.18, which vest in equal annual installments over two or three years from the date of grant.

Options

During the nine months ended September 30, 2023, we granted 341,000 options with a weighted average exercise price per share of $146.18, which vest in equal annual installments over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The weighted average grant date fair value per share of the options granted during the nine months ended September 30, 2023 was $52.27, which was determined using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

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

Performance Shares

During the nine months ended September 30, 2023, we granted 244,000 performance shares with a weighted average grant date fair value per share of $146.18, which vest three years from the date of grant based on the projected achievement of various performance measures. As of September 30, 2023, we determined that all of the performance measures for the outstanding performance shares were probable of achievement, with the average of the applicable achievement factors estimated to be between the target and maximum achievement percentages for the performance shares granted in 2021 and 2022 and at the target achievement percentage for the performance shares granted in 2023.

Note 9: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$377	$347	$994	$927
Denominator:
Weighted average shares outstanding	260	273	264	277
Basic EPS	$1.45	$1.27	$3.77	$3.35

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$377	$347	$994	$927
Denominator:
Weighted average shares outstanding(1)	262	275	266	279
Diluted EPS	$1.44	$1.26	$3.74	$3.32
____________
(1)Certain shares related to share-based compensation were excluded from the calculations of diluted EPS because their effect would have been anti-dilutive under the treasury stock method, including 1 million shares or less for all periods.

Note 10: Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss

The following tables present the changes in the components of stockholders' equity (deficit):

	Three Months Ended September 30, 2023
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of June 30, 2023	262.3	$3	$(6,956)	$10,879	$(4,654)	$(703)	$8	$(1,423)
Net income	—	—	—	—	377	—	2	379
Other comprehensive loss	—	—	—	—	—	(25)	—	(25)
Dividends	—	—	—	—	(39)	—	—	(39)
Repurchases of common stock(1)	(4.5)	—	(691)	—	—	—	—	(691)
Share-based compensation	0.1	—	—	46	—	—	—	46
Balance as of September 30, 2023	257.9	$3	$(7,647)	$10,925	$(4,316)	$(728)	$10	$(1,753)

	Three Months Ended September 30, 2022
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of June 30, 2022	275.5	$3	$(5,048)	$10,753	$(5,783)	$(714)	$—	$(789)
Net income (loss)	—	—	—	—	347	—	(1)	346
Other comprehensive income	—	—	—	—	—	29	—	29
Dividends	—	—	—	—	(41)	—	—	(41)
Repurchases of common stock	(4.0)	—	(497)	—	—	—	—	(497)
Share-based compensation	—	—	—	38	—	—	—	38
Balance as of September 30, 2022	271.5	$3	$(5,545)	$10,791	$(5,477)	$(685)	$(1)	$(914)

	Nine Months Ended September 30, 2023
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2022	267.9	$3	$(6,040)	$10,831	$(5,190)	$(706)	$4	$(1,098)
Net income	—	—	—	—	994	—	7	1,001
Other comprehensive loss(2)	—	—	—	—	—	(22)	(1)	(23)
Dividends	—	—	—	—	(120)	—	—	(120)
Repurchases of common stock(1)	(11.0)	—	(1,615)	—	—	—	—	(1,615)
Share-based compensation	1.0	—	8	94	—	—	—	102
Balance as of September 30, 2023	257.9	$3	$(7,647)	$10,925	$(4,316)	$(728)	$10	$(1,753)

	Nine Months Ended September 30, 2022
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2021	279.1	$3	$(4,443)	$10,720	$(6,322)	$(779)	$2	$(819)
Net income (loss)	—	—	—	—	927	—	(3)	924
Other comprehensive income	—	—	—	—	—	94	—	94
Dividends	—	—	—	—	(82)	—	—	(82)
Repurchases of common stock	(8.5)	—	(1,107)	—	—	—	—	(1,107)
Share-based compensation	0.9	—	5	71	—	—	—	76
Balance as of September 30, 2022	271.5	$3	$(5,545)	$10,791	$(5,477)	$(685)	$(1)	$(914)
____________
(1)Beginning January 1, 2023, amount includes excise tax as imposed by the Inflation Reduction Act of 2022.
(2)Amount for noncontrolling interests relates to currency translation adjustments.

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2022	$(548)	$(259)	$101	$(706)
Other comprehensive income (loss) before reclassifications	(32)	—	31	(1)
Amounts reclassified from accumulated other comprehensive loss	—	6	(27)	(21)
Net current period other comprehensive income (loss)	(32)	6	4	(22)
Balance as of September 30, 2023	$(580)	$(253)	$105	$(728)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2021	$(540)	$(210)	$(29)	$(779)
Other comprehensive income (loss) before reclassifications	(48)	(2)	121	71
Amounts reclassified from accumulated other comprehensive loss	1	6	16	23
Net current period other comprehensive income (loss)	(47)	4	137	94
Balance as of September 30, 2022	$(587)	$(206)	$108	$(685)
____________
(1)Includes net investment hedge gains and intra-entity foreign currency transactions that are of a long-term investment nature. Amount reclassified during the nine months ended September 30, 2022 relates to the liquidation of an investment in a foreign entity and was recognized in gain on foreign currency transactions in our condensed consolidated statement of operations.
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

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions)
Franchise and licensing fees	$647	$578	$1,782	$1,544
Base and other management fees(1)	94	88	283	235
Incentive management fees	63	52	197	132
Management and franchise	804	718	2,262	1,911
Ownership	335	295	924	727
Segment revenues	1,139	1,013	3,186	2,638
Amortization of contract acquisition costs	(11)	(10)	(32)	(28)
Other revenues	45	28	126	71
Direct reimbursements from managed and franchised properties(2)	722	643	2,167	1,764
Indirect reimbursements from managed and franchised properties(2)	784	701	2,196	1,898
Intersegment fees elimination(1)	(6)	(7)	(17)	(14)
Total revenues	$2,673	$2,368	$7,626	$6,329
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.
(2)Included in other revenues from managed and franchised properties in our condensed consolidated statements of operations.

The following table presents operating income for each of our reportable segments, reconciled to consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions)
Management and franchise(1)	$804	$718	$2,262	$1,911
Ownership(1)	28	25	58	8
Segment operating income	832	743	2,320	1,919
Amortization of contract acquisition costs	(11)	(10)	(32)	(28)
Other revenues, less other expenses	19	15	46	36
Net other revenues (expenses) from managed and franchised properties	(51)	7	(97)	73
Depreciation and amortization expenses	(40)	(39)	(114)	(123)
General and administrative expenses	(96)	(93)	(298)	(287)
Operating income	653	623	1,825	1,590
Interest expense	(113)	(106)	(340)	(295)
Gain (loss) on foreign currency transactions	(7)	—	(13)	4
Loss on investments in unconsolidated affiliate	—	—	(92)	—
Other non-operating income, net	15	10	38	32
Income before income taxes	$548	$527	$1,418	$1,331
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

Note 12: Commitments and Contingencies

In limited cases, we provide performance guarantees to certain owners of hotels that we operate under management contracts that obligate us to fund performance shortfalls if specified operating performance levels are not achieved. As of September 30, 2023, we had performance guarantees with expirations ranging from 2025 to 2043 and possible cash outlays totaling approximately $7 million. Our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee for that particular hotel. Additionally, as of September 30, 2023, we had extended debt guarantees and letters of credit with expirations ranging from 2025 to 2031 and possible cash outlays totaling $122 million to owners of certain hotels that we currently or in the future will manage or franchise. These guarantees create variable interests in the ownership entities of the hotels, of which we are not the primary beneficiary.

We receive fees from managed and franchised properties that we are contractually required to use to operate our marketing, sales and brands programs on behalf of hotel owners. If we collect amounts in excess of amounts expended, we have a commitment to spend these amounts on the related programs. As of September 30, 2023 and December 31, 2022, the amounts expended on behalf of these programs exceeded the amounts collected.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2023 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 13: Supplemental Disclosures of Cash Flow Information

Cash interest paid included within operating activities in our condensed consolidated statements of cash flows was $345 million and $260 million during the nine months ended September 30, 2023 and 2022, respectively. These amounts exclude $38 million of cash receipts and $4 million of cash payments, respectively, related to settlements of our interest rate swap with a financing component, which are separately disclosed within financing activities in our condensed consolidated statements of cash flows.

Income tax payments, net of refunds received, were $349 million and $253 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, future financial results, liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "forecasts," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry; macroeconomic factors beyond our control, such as inflation, changes in interest rates, challenges due to labor shortages or disputes and supply chain disruptions and recent events affecting the financial services industry; risks related to the impact of the COVID-19 pandemic (the "pandemic"); competition for hotel guests and management and franchise contracts; risks related to doing business with third-party hotel owners; performance of our information technology systems; growth of reservation channels outside of our system; risks of doing business outside of the U.S.; risks associated with conflicts in Eastern Europe and the Middle East and other geopolitical events; and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Recent Developments

COVID-19 Pandemic

Although our results for the nine months ended September 30, 2022 included a strong recovery from the pandemic when compared to the same periods in 2020 and 2021, the Omicron variant of COVID-19 limited the recovery of certain regions and segments of our business during the beginning of that period. As such, the results for the nine months ended September 30, 2023 reflect improvement in comparison to the nine months ended September 30, 2022, when considering the pandemic. While certain regions and customer segments, particularly business and group travel, continue to recover from the impacts of the pandemic, our global growth when comparing periods in 2023 to 2022 is more normalized than it was during the height of the pandemic and our subsequent recovery.

Adverse Developments Affecting the Financial Services Industry

In 2023, certain U.S. and international government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets and has in some local and regional banks created limitations on lending for new projects, including hotel construction. While these events have not had a material direct impact on our operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the ability of our owners or our ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on our business, financial condition and results of operations.

Overview

Our Business

Hilton is one of the largest hospitality companies in the world, with 7,399 properties comprising 1,159,785 rooms in 124 countries and territories as of September 30, 2023. Our premier brand portfolio includes: our luxury hotel brands, Waldorf Astoria Hotels & Resorts, LXR Hotels & Resorts and Conrad Hotels & Resorts; our lifestyle hotel brands, Canopy by Hilton,

Curio Collection by Hilton, Tapestry Collection by Hilton, Tempo by Hilton and Motto by Hilton; our full service hotel brands, Signia by Hilton, Hilton Hotels & Resorts and DoubleTree by Hilton; our focused service hotel brands, Hilton Garden Inn, Hampton by Hilton, Tru by Hilton and Spark by Hilton; our all-suites hotel brands, Embassy Suites by Hilton, Homewood Suites by Hilton, Home2 Suites by Hilton and our newest brand with the working title Project H3; and our timeshare brands, Hilton Club, Hilton Grand Vacations Club and Hilton Vacation Club. As of September 30, 2023, we had 173 million members in our award-winning guest loyalty program, Hilton Honors, an increase of 19 percent from September 30, 2022.

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

We conduct business in three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S., which represented 68 percent of our system-wide hotel rooms as of September 30, 2023, is included in the Americas region, it is often analyzed separately and apart from the Americas region and, as such, it is presented separately within the analysis herein. The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within the analysis herein. The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

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

In addition to our current hotel portfolio, we are focused on the growth of our business by expanding our global hotel network through our development pipeline, which represents hotels that we expect to add to our system in the future. The following table summarizes our development activity:

	As of and for the
	Nine Months Ended
	September 30, 2023
	Hotels	Rooms(1)
Hotel system
Openings	263	39,000
Net additions(2)	227	30,800

Development pipeline
Additions	753	96,500
Count as of period end(3)(4)	3,194	457,300
____________
(1)Rounded to the nearest hundred.
(2)Represents room additions, net of rooms removed from our system. Net unit growth from September 30, 2022 to September 30, 2023 was 4.3 percent.
(3)The hotels in our development pipeline were under development throughout 119 countries and territories, including 29 countries and territories where we did not have any existing hotels.
(4)Of the total rooms in the development pipeline, 223,000 rooms were under construction and 257,200 rooms were located outside of the U.S. Nearly all of the rooms in our development pipeline will be in our management and franchise segment upon opening. We do not consider any individual development project to be material to us.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported; and (iii) have not undergone large-scale capital projects, sustained substantial property damage, encountered business interruption or for which comparable results were not available. Of the 7,312 hotels in our system as of September 30, 2023, 5,964 hotels were classified as comparable hotels. Our 1,348 non-comparable hotels as of September 30, 2023 included 346 hotels, or less than five percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they underwent large-scale capital projects, sustained substantial property damage, encountered business interruption or comparable results were otherwise not available.

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

References to occupancy, ADR and RevPAR are presented on a comparable basis, based on the comparable hotels as of September 30, 2023, and references to ADR and RevPAR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three and nine months ended September 30, 2023 and 2022 use the foreign currency exchange rates used to translate the results of the Company's foreign operations within its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023, respectively.

EBITDA and Adjusted EBITDA

EBITDA reflects net income (loss), excluding interest expense, a provision for income tax benefit (expense) and depreciation and amortization expenses. Adjusted EBITDA is calculated as EBITDA, as previously defined, further adjusted to exclude certain items, including gains, losses, revenues and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings and retirements; (iv) furniture, fixtures and equipment ("FF&E") replacement reserves required under certain lease agreements; (v) share-based compensation; (vi) reorganization, severance, relocation and other expenses; (vii) non-cash impairment; (viii) amortization of contract acquisition costs; (ix) the net effect of our cost reimbursement revenues and expenses included in other revenues and other expenses from managed and franchised properties; and (x) other items.

We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) these measures are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions and (ii) these measures are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry. Additionally, these measures exclude certain items that can vary widely across different industries and among competitors within our industry. For instance, interest expense and income taxes are dependent on company specifics, including, among other things, capital structure and operating jurisdictions, respectively, and, therefore, could vary significantly across companies. Depreciation and amortization expenses, as well as amortization of contract acquisition costs, are dependent upon company policies, including the method of acquiring and depreciating assets and the useful lives that are assigned to those depreciating or amortizing assets for accounting purposes. For Adjusted EBITDA, we also exclude items such as: (i) FF&E replacement reserves for leased hotels to be consistent with the treatment of capital expenditures for property and equipment, where depreciation of such capitalized assets is reported within depreciation and amortization expenses; (ii) share-based compensation, as this could vary widely among companies due to the different plans in place and the usage of them; and (iii) other items that are not reflective of our operating performance, such as amounts related to debt restructurings and debt retirements and reorganization and related severance costs, to enhance period-over-period comparisons of our ongoing operations. Further, Adjusted EBITDA excludes the net effect of our cost reimbursement revenues and expenses, as we contractually do not operate the related programs to generate a profit over the terms of the respective contracts. The direct reimbursements from hotel owners are typically reimbursed as the costs are incurred and have no net effect on net income (loss). The fees we recognize related to the indirect reimbursements may be recognized before or after the related expenses are incurred, causing timing differences between the costs incurred and the related reimbursement from hotel owners, with the net effect impacting net income (loss) in the reporting period. However, the expenses incurred related to the indirect reimbursements are expected to equal the revenues earned from the indirect reimbursements over time, such that over time there is neither a positive nor negative impact on our results.

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business, return to our shareholders through share repurchases and dividends or as measures of cash that will be available to us to meet our obligations.

Results of Operations

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Change		Nine Months Ended	Change
	September 30, 2023	2023 vs. 2022		September 30, 2023	2023 vs. 2022
U.S.
Occupancy	75.3%	0.6%	pts.	73.4%	2.9%	pts.
ADR	$167.73	2.2%		$165.90	4.7%
RevPAR	$126.37	3.0%		$121.83	9.0%

Americas (excluding U.S.)
Occupancy	73.2%	1.7%	pts.	70.1%	7.0%	pts.
ADR	$158.53	8.0%		$153.78	13.3%
RevPAR	$116.06	10.6%		$107.74	25.9%

Europe
Occupancy	79.0%	1.4%	pts.	72.3%	6.9%	pts.
ADR	$179.00	8.8%		$169.79	14.8%
RevPAR	$141.44	10.8%		$122.75	27.0%

MEA
Occupancy	70.0%	5.3%	pts.	70.8%	7.1%	pts.
ADR	$143.00	9.9%		$165.24	15.4%
RevPAR	$100.07	19.0%		$117.04	28.2%

Asia Pacific
Occupancy	74.4%	11.7%	pts.	70.1%	18.9%	pts.
ADR	$112.54	17.4%		$113.56	21.0%
RevPAR	$83.76	39.3%		$79.59	65.5%

System-wide
Occupancy	75.3%	2.2%	pts.	72.7%	5.5%	pts.
ADR	$161.20	3.6%		$159.59	6.3%
RevPAR	$121.37	6.8%		$116.01	14.9%

All regions showed improvement in RevPAR during the three and nine months ended September 30, 2023 driven by both ADR and occupancy gains. The growth in ADR and occupancy in the U.S. and Americas (excluding U.S.) during the periods was led by returning group and business travelers; however, as travel patterns continue to normalize from the impacts of the pandemic, the growth period over period is less pronounced than prior period improvements. Additionally, Canada removed all COVID-19 travel restrictions in the fourth quarter of 2022, which contributed to the increase in RevPAR. Europe continued to benefit from inbound travel, with higher ADR, including the impact of inflation, driving the increase in RevPAR during the periods. Increased business and leisure demand at our hotels in the United Kingdom and Ireland also contributed to the increase in occupancy in Europe. Recovering business travel also contributed to MEA's increase in ADR during the periods, which drove improved RevPAR. APAC continued the strength demonstrated in the first half of the year during the three months ended September 30, 2023, driven by the removal of cross-border travel and COVID-19 restrictions since the latter half of 2022, particularly in Japan and China.

The table below provides a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions)
Net income	$379	$346	$1,001	$924
Interest expense	113	106	340	295
Income tax expense	169	181	417	407
Depreciation and amortization expenses	40	39	114	123
EBITDA	701	672	1,872	1,749
Loss (gain) on foreign currency transactions	7	—	13	(4)
Loss on investments in unconsolidated affiliate(1)	—	—	92	—
FF&E replacement reserves	17	13	40	40
Share-based compensation expense	48	42	133	126
Amortization of contract acquisition costs	11	10	32	28
Net other expenses (revenues) from managed and franchised properties	51	(7)	97	(73)
Other adjustments(2)	(1)	2	7	(7)
Adjusted EBITDA	$834	$732	$2,286	$1,859
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
(2)Amounts for the three months ended September 30, 2023 and the nine months ended September 30, 2023 and 2022 include net losses (gains) related to certain of Hilton's investments in unconsolidated affiliates, other than the loss included separately in "loss on investments in unconsolidated affiliate." All periods include severance and other items.

Revenues

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(in millions)			(in millions)
Franchise and licensing fees	$643	$573	12.2	$1,769	$1,531	15.5

Base and other management fees	$81	$76	6.6	$247	$206	19.9
Incentive management fees	63	52	21.2	197	132	49.2
Total management fees	$144	$128	12.5	$444	$338	31.4

The increases in franchise and management fees were primarily the result of increases in RevPAR at our comparable franchised and managed hotels. During the three months ended September 30, 2023, RevPAR at our comparable franchised and managed hotels increased 4.5 percent and 13.5 percent, respectively, due to increased occupancy of 1.1 percentage points and 6.0 percentage points, respectively, and increased ADR of 3.0 percent and 4.2 percent, respectively, which included increases due to inflation. During the nine months ended September 30, 2023, RevPAR at our comparable franchised and managed hotels increased 11.0 percent and 26.8 percent, respectively, due to increased occupancy of 3.9 percentage points and 10.5 percentage points, respectively, and increased ADR of 5.1 percent and 7.6 percent, respectively, which included increases due to inflation.

Further, as new hotels enter our system, we expect such hotels to increase our franchise and management fees during the periods. Including new development and ownership type transfers, from January 1, 2022 to September 30, 2023, we added 538 franchised and managed hotels on a net basis, providing an additional 79,800 rooms to our management and franchise segment, which also contributed to the increases in franchise and management fees.

Additionally, licensing fees increased during the three and nine months ended September 30, 2023 as a result of increases in fees from our strategic partnerships and HGV. Increased fees from our strategic partnerships primarily resulted from new cardholder acquisitions and increased cardholder spend under our co-branded credit card arrangements. Increased fees from HGV resulted from increased timeshare revenues, including the impact of adding new timeshare properties to our system between the periods.

Incentive management fees increased during the three and nine months ended September 30, 2023 as they are based on hotels' operating profits, which generally have improved from the prior periods as increased consumer demand drove higher revenues and, ultimately, higher managed hotel profits.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(in millions)			(in millions)
Owned and leased hotels revenues	$335	$295	13.6	$924	$727	27.1

The $40 million increase in owned and leased hotel revenues during the three months ended September 30, 2023 included a $34 million increase on a currency neutral basis and a $6 million increase resulting from favorable fluctuations in foreign currency exchange rates. The $197 million increase during the nine months ended September 30, 2023 included a $212 million increase on a currency neutral basis, which was partially offset by a $15 million decrease resulting from unfavorable fluctuations in foreign currency exchange rates.

Revenues from our comparable owned and leased hotels increased $39 million and $213 million, on a currency neutral basis, during the three and nine months ended September 30, 2023, respectively, reflective of the ongoing easing of travel restrictions in the latter half of 2022, particularly in Japan, and the increases in RevPAR of 18.7 percent and 41.6 percent, respectively. The increases in RevPAR were due to increases in occupancy of 6.6 percentage points and 13.9 percentage points, respectively, and ADR of 8.7 percent and 14.3 percent, respectively, which included increases due to inflation. The decreases in revenues from our non-comparable owned and leased hotels included currency neutral decreases from properties that exited our system after September 30, 2022.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(in millions)			(in millions)
Other revenues	$45	$28	60.7	$126	$71	77.5

The increases in other revenues were primarily due to increased revenues from our purchasing operations, including increased procurement volume from properties outside of our system that participate in our purchasing programs.

Operating Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(in millions)			(in millions)
Owned and leased hotels expenses	$301	$263	14.4	$849	$705	20.4

The $38 million increase in owned and leased hotels expenses during the three months ended September 30, 2023 included a $31 million increase on a currency neutral basis and a $7 million increase resulting from unfavorable fluctuations in foreign currency exchange rates. The $144 million increase during the nine months ended September 30, 2023 included a $160 million increase on a currency neutral basis, which was partially offset by a $16 million decrease resulting from favorable fluctuations in foreign currency exchange rates.

Expenses from our comparable owned and leased hotels increased $23 million and $139 million, on a currency neutral basis, during the three and nine months ended September 30, 2023, respectively, as a result of increased occupancy driving higher labor costs, utilities and other operating expenses, as well as an increase in rent expenses and cost inflation. Additionally, the increases in owned and leased hotels expenses from our non-comparable owned and leased hotels included increased expenses for FF&E replacement reserves related to hotels undergoing renovations, which were partially offset by decreases from non-comparable owned and leased hotels that exited our system after September 30, 2022.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(in millions)			(in millions)
Depreciation and amortization expenses	$40	$39	2.6	$114	$123	(7.3)
General and administrative expenses	96	93	3.2	298	287	3.8
Other expenses	26	13	100.0	80	35	NM⁽¹⁾
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The decrease in depreciation and amortization expense during the nine months ended September 30, 2023 was primarily due to a decrease in amortization expense, driven by the full amortization of certain software project costs, partially offset by the amortization related to software additions between the periods.

The increases in general and administrative expenses were primarily due to increases in costs related to payroll and other compensation costs.

The increases in other expenses were primarily due to costs associated with higher volume in our purchasing operations, including increased procurement volume from properties outside of our system that participate in our purchasing programs.

Non-operating Income and Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(in millions)			(in millions)
Interest expense	$(113)	$(106)	6.6	$(340)	$(295)	15.3
Gain (loss) on foreign currency transactions	(7)	—	NM(1)	(13)	4	NM(1)
Loss on investments in unconsolidated affiliate	—	—	NM(1)	(92)	—	NM(1)
Other non-operating income, net	15	10	50.0	38	32	18.8
Income tax expense	(169)	(181)	(6.6)	(417)	(407)	2.5
____________
(1)Fluctuation in terms of percentage change is not meaningful.

Interest expense increased during the three and nine months ended September 30, 2023 primarily due to the interest rate increases during the periods on the variable rate Term Loan and our variable rate finance leases. These increases were partially offset by decreases in interest expense due to the net effect of the amortization of gains (losses) from accumulated other comprehensive loss related to interest rate swaps that we used to mitigate floating interest rate risk, including swaps that were dedesignated in prior periods. See Note 5: "Debt" in our unaudited condensed consolidated financial statements for additional information on the interest rates on our indebtedness.

The net gains and losses on foreign currency transactions are the result of changes in foreign currency exchange rates, including on certain intercompany financing arrangements, such as short-term cross-currency intercompany loans, as well as transactions denominated in foreign currencies.

The loss on investments in unconsolidated affiliate for the nine months ended September 30, 2023 included: (i) a $44 million other-than-temporary impairment loss on our investment in the Fund and (ii) $48 million of credit losses on financing receivables provided to the Fund. See Note 4: "Loss on Investments in Unconsolidated Affiliate" and Note 6: "Fair Value Measurements" in our unaudited condensed consolidated financial statements for additional information.

Other non-operating income, net consists of interest income, equity in earnings (losses) from unconsolidated affiliates, certain components of net periodic pension cost or credit related to our employee defined benefit pension plans and other non-operating gains and losses. Other non-operating income, net for the nine months ended September 30, 2022 included an $11 million gain resulting from the remeasurement of certain investments in unconsolidated affiliates. The loss related to our investment in the Fund is presented separately in "loss on investments in unconsolidated affiliate" in our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2023, as discussed above. The increases in other non-operating income, net included increases in interest income resulting from increases in interest rates for the periods in 2023 when compared to the same periods in 2022.

The decrease in income tax expense during the three months ended September 30, 2023 was primarily attributable to losses in certain foreign entities where we did not recognize such a tax benefit during the three months ended September 30, 2022, partially offset by an increase in income before income taxes. The increase in income tax expense during the nine months ended September 30, 2023 was primarily attributable to an increase in income before income taxes, partially offset by losses in certain foreign entities where we did not recognize such a tax benefit during the nine months ended September 30, 2022.

Segment Results

As of September 30, 2023, our management and franchise segment included 787 managed hotels and 6,474 franchised hotels consisting of 1,127,020 total rooms, and our ownership segment included 51 hotels consisting of 17,490 total rooms. Refer to Note 11: "Business Segments" in our unaudited condensed consolidated financial statements for reconciliations of revenues for our reportable segments to consolidated total revenues and of segment operating income to consolidated income before income taxes.

Refer to "—Revenues" for further discussion of the increases in revenues from our managed and franchised properties, which are correlated to our management and franchise segment revenues and segment operating income, as well as for further discussion of the increases in revenues from our owned and leased hotels, which are correlated to our ownership segment revenues. In addition, refer to "—Operating Expenses" for further discussion of the increases in operating expenses at our owned and leased hotels, which, when netted with ownership segment revenues and management fees charged by our management and franchise segment, results in our ownership segment operating income (loss).

Liquidity and Capital Resources

Overview

As of September 30, 2023, we had total cash and cash equivalents of $779 million, including $81 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents is related to cash collateral and cash held for FF&E reserves.

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

During the nine months ended September 30, 2023, we repurchased approximately 11.0 million shares of our common stock for $1.6 billion. As of September 30, 2023, approximately $1.5 billion remained available for share repurchases under our stock repurchase program.

In circumstances where we have the opportunity to support our strategic objectives, we may provide guarantees or other commitments, as necessary, to owners of hotels that we currently or in the future will manage or franchise or other third parties. See Note 12: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information on our commitments that were outstanding as of September 30, 2023.

We have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases. Within the framework of our investment policy, we intend to finance our business activities primarily with cash on our balance sheet as of September 30, 2023, cash generated from our operations and, as needed, the use of the available capacity of our Revolving Credit Facility. Additionally, we have continued access to debt markets and expect to be able to obtain financing as a source of liquidity as required and to extend maturities of existing borrowings, if necessary.

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

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Nine Months Ended		Percent
	September 30,		Change
	2023	2022	2023 vs. 2022
	(in millions)
Net cash provided by operating activities	$1,481	$1,199	23.5
Net cash used in investing activities	(228)	(98)	NM(1)
Net cash used in financing activities	(1,744)	(1,230)	41.8
____________
(1)Fluctuation in terms of percentage change is not meaningful.

Operating Activities

Cash flows from operating activities were primarily generated from management and franchise fee revenue and operating income from our owned and leased hotels. The increase during the period was primarily due to the increase in cash inflows generated from our management and franchise segment, largely as a result of the 14.4 percent increase in RevPAR at our comparable managed and franchised properties. The increase in cash provided by operating activities was partially offset by a $103 million increase in payments of contract acquisition costs due to the timing of certain strategic hotel developments supporting our growth, as well as a $96 million increase in the net cash outflows related to income tax payments.

In April 2020, we pre-sold Hilton Honors points to American Express and, in the second quarter of 2022, all of those points had been used by American Express. As such, American Express resumed purchasing Hilton Honors points with cash in connection with a co-branded credit card arrangement with them, which contributed to the increase in our operating cash flows during the nine months ended September 30, 2023 when compared to the same period in the prior year. We expect American Express to continue to purchase points with cash under the co-branded credit card arrangement in future periods.

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

Financing Activities

Net cash used in financing activities for both periods primarily related to the return of capital to shareholders, including dividends, which resumed in the second quarter of 2022, as well as share repurchases, which resumed in March 2022, after both programs were suspended in 2020. During the nine months ended September 30, 2023, the increase in net cash used in financing activities was partially offset by the increase in cash inflows related to settlements of our interest rate swap with a financing component for which we receive a variable rate and pay a fixed rate, due to the increase in interest rates during the period.

Debt and Borrowing Capacity

As of September 30, 2023, our total indebtedness, excluding the deduction for unamortized deferred financing costs and discount, was approximately $8.8 billion. No debt amounts were outstanding under the Revolving Credit Facility as of September 30, 2023, which had an available borrowing capacity of $1,940 million after considering $60 million of outstanding letters of credit. For additional information on our total indebtedness and guarantees on our debt, refer to Note 5: "Debt" in our unaudited condensed consolidated financial statements.

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

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and, during the nine months ended September 30, 2023, there were no material changes to those critical accounting estimates that were previously disclosed.

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

Item 1A. Risk Factors

As of September 30, 2023, there have been no material changes from the risk factors previously disclosed under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2.     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended September 30, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
July 1, 2023 to July 31, 2023	1,205,554	$150.16	1,205,554	$2,031
August 1, 2023 to August 31, 2023	1,773,696	151.74	1,773,696	1,762
September 1, 2023 to September 30, 2023	1,545,047	151.47	1,545,047	1,528
Total	4,524,297	151.22	4,524,297
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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date: October 25, 2023