Form 10-K
period 2023-12-31
Hilton Worldwide Holdings Inc.
filed 2024-02-07
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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

As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $37,479 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange). The number of shares of common stock outstanding on February 2, 2024 was 252,160,518.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant's definitive proxy statement relating to its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-K TABLE OF CONTENTS
YEAR ENDED DECEMBER 31, 2023

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

•Macroeconomic conditions, public health concerns, geopolitical activity and other factors beyond our control can adversely affect and reduce demand for our products and services;

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

•Labor shortages or the loss of key senior management personnel could restrict our ability to operate our properties or grow our business or result in increased labor costs that could adversely affect our results of operations;

•Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance ("ESG") matters, that could increase costs or expose us to reputational and other risks; and
•Our substantial indebtedness and other contractual obligations could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts, and could require us to divert our cash flows from operations to make required debt or interest payments.

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

Social Media

We use our website at stories.hilton.com, our Facebook page at facebook.com/hiltonnewsroom and our corporate X (formerly Twitter) account at twitter.com/hiltonnewsroom as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, our filings with the U.S. Securities and Exchange Commission (the "SEC") and our webcasts. The contents of our website and social media channels are not, however, part of this report.

Item 1.        Business

Overview

Hilton is one of the largest hospitality companies in the world, with 7,530 properties comprising 1,182,937 rooms in 126 countries and territories as of December 31, 2023. Founded in 1919, Hilton has been an innovator in the industry for more than 100 years, driven by the vision of founder Conrad Hilton "to fill the earth with the light and warmth of hospitality." Our premier brand portfolio includes luxury, lifestyle, full service, focused service and all-suites hotel brands, as well as our timeshare brands. As of December 31, 2023, we had 180 million members in our award-winning guest loyalty program, Hilton Honors, a 19 percent increase from December 31, 2022; refer to "—Our Brand Portfolio" and "—Our Guest Loyalty Program" below for additional information on our brands, including Hilton Honors.

We operate our business through: (i) a management and franchise segment and (ii) an ownership segment, each of which is reported as a segment based on (a) delivering a similar set of products and services and (b) being managed separately given its distinct economic characteristics. The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels that license our intellectual property ("IP"), including our brand names, trademarks and service marks, and to which we provide other contracted services, but the day-to-day services of the hotels are operated or managed by someone other than us. Revenues from this segment include: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from our strategic partners, including co-branded credit card providers, and HGV; and (iii) fees for managing hotels in our ownership segment. The ownership segment primarily derives revenues from nightly hotel room sales, food and beverage sales and other services at our consolidated owned and leased hotels. For more information regarding our segments, refer to "—Our Business—Management and Franchise" and "—Our Business—Ownership" below.

In addition to our current hotel portfolio, we are focused on the growth of our business by expanding our global hotel network through our development pipeline, which represents hotels that we expect to add to our system in the future. The following table summarizes our development activity:

	As of or for the Year Ended December 31, 2023
	Hotels	Rooms(1)
Hotel system
Openings	395	62,900
Net additions(2)	353	53,100

Development pipeline
Additions	994	130,200
Count as of period end(3)(4)	3,274	462,400
____________
(1)Rounded to the nearest hundred.
(2)Represents room additions, net of rooms removed from our system. Net unit growth for the year ended December 31, 2023 was 4.9 percent.
(3)The hotels in our development pipeline were under development throughout 118 countries and territories, including 30 countries and territories where we had no existing hotels.
(4)Of the total rooms in our development pipeline, 216,600 were under construction and 259,800 were located outside of the U.S. Nearly all of the rooms in our development pipeline will be in our management and franchise segment upon opening. We do not consider any individual development project to be material to us.

We continue to drive customer loyalty, including participation in our Hilton Honors guest loyalty program, through: (i) our experience in the hospitality industry, which spans more than a century of customer service and entrepreneurship, and continues to evolve to meet the tastes, preferences and demands of our guests; (ii) our strong, well-defined brands that operate throughout the hospitality industry chain scales; (iii) our diverse, inclusive workforce, built to focus on providing exceptional customer experiences; and (iv) our commercial service offerings. We believe that satisfied customers will generate additional business at our properties, yielding strong overall hotel performance for us and our hotel owners. Strong results at our existing properties will encourage further development of additional hotels under our brands and conversions of existing hotels to our brands with both (i) owners who currently have properties in our system and (ii) new owners who sign management or franchise contracts with us in the future, which further supports our growth and future financial performance. We believe that our existing hotel system and development pipeline, which will require minimal capital investment from us, positions us to further improve and grow our business, allocate capital effectively and meet our customers' demands and preferences in the future.

Our Brand Portfolio

The goal of each of our brands is to deliver exceptional customer experiences and superior operating performance.

	December 31, 2023(1)
Brand(1)	Countries/ Territories	Properties	Rooms	Percentage of Total Rooms	Selected Competitors(2)
	17	35	9,840	0.8%	Four Seasons, Mandarin Oriental, Peninsula, Ritz-Carlton, Rosewood Hotels & Resorts, St. Regis
	9	13	1,774	0.1%	Leading Hotels of the World, Legend Preferred Hotels & Resorts, Belmond, The Luxury Collection
	23	47	16,950	1.5%	Intercontinental, JW Marriott, Park Hyatt, Sofitel
	11	40	6,940	0.6%	Kimpton, Thompson Hotels, W Hotels, Virgin Hotels, The Hoxton
	1	3	1,700	0.1%	JW Marriott, Grand Hyatt, Fairmont, Intercontinental, Omni
	97	613	226,015	19.1%	Hyatt Regency, Marriott, Omni, Sheraton, Westin
	38	161	31,000	2.6%	Autograph Collection, The Unbound Collection, Independent Hotels, MGallery, Kimpton
	55	677	154,708	13.1%	Marriott, Crowne Plaza, Delta, Holiday Inn, Radisson, Sheraton, Wyndham
	16	125	14,719	1.2%	Joie de Vivre, Tribute Portfolio, Graduate Hotels, Kimpton, Hotel Indigo, Ascend, Trademark
	7	267	61,844	5.2%	Hyatt Regency, Marriott, Sheraton, Westin
	1	1	661	0.1%	AC Hotels, Aloft Hotels, Cambria, Hotel Indigo, Hyatt Centric
	3	6	1,494	0.1%	CitizenM, Generator, The Hoxton, Moxy, Yotel, MAMA Shelter, POD, TRIBE Hotels, Ace Hotels
	62	1,010	149,130	12.6%	Aloft, Courtyard by Marriott, Four Points, Holiday Inn, Hyatt Place
	38	2,971	327,690	27.7%	Comfort Suites, Courtyard by Marriott, Fairfield Inn, Holiday Inn Express, Springhill Suites
	4	253	24,755	2.1%	Best Western, Comfort Inn, La Quinta, Sleep Inn, Wingate, Avid
	1	8	915	0.1%	Quality Inn, Baymont, Travelodge, Howard Johnson, Super 8, Days Inn
	4	538	61,624	5.2%	Element, Hyatt House, Residence Inn, Staybridge Suites
	3	652	70,436	6.0%	TownePlace Suites, Candlewood Suites, Hyatt Studios
	—	—	—	—%	Candlewood Suites, Everhome Suites, Stay Apt Suites, ECHO Suites, Extended Stay America Premiere Suites
	8	92	16,109	1.4%	Disney Vacation Club, Holiday Inn Club Vacations, Marriott Vacations Worldwide, Travel & Leisure Co.
____________
(1)Excludes 18 unbranded properties with 4,633 rooms, representing approximately 0.4 percent of total rooms. Hilton Grand Vacations is inclusive of Hilton Club, Hilton Grand Vacations Club and Hilton Vacation Club.
(2)These selected competitors exclude lesser-known regional competitors.

Waldorf Astoria Hotels & Resorts: Waldorf Astoria Hotels & Resorts is a luxury brand with an award-winning portfolio of iconic properties with a relentless commitment to elegant service, one-of-a-kind experiences and award winning culinary expertise in landmark destinations around the world. Waldorf Astoria hotels deliver an effortless experience seamlessly, creating a true sense of place for guests through stunning architecture, Peacock Alley luxury bedding, refined art collections, Michelin-starred dining concepts and elevated in-room amenities.

LXR Hotels & Resorts: LXR Hotels & Resorts is a hand-picked collection of independent and spirited luxury properties located on five continents celebrating the timeless pursuit of personal adventure. Found in alluring destinations and city centers, LXR connects legendary properties into an exclusive network of hotels that are set apart by individual design, an unrivaled commitment to personalized service and elegant, yet locally immersive, experiences for guests.

Conrad Hotels & Resorts: A luxury brand that spans five continents, Conrad Hotels & Resorts creates a seamless connection between bold design, impactful experiences and curated contemporary art to inspire the conscientious traveler. Found in major urban centers and resort destinations, Conrad is a place where guests are empowered to explore through intuitive service and experiences that authentically connect them with local culture.

Canopy by Hilton: Canopy by Hilton is an upper upscale brand that delivers elevated, boutique hotel experiences that celebrate the best of the neighborhood. Inviting, sophisticated design, bespoke food and beverage and crafted touchpoints deliver a locally inspired, high-end and welcoming stay.

Signia by Hilton: Signia by Hilton is a an upper upscale brand with a portfolio of exceptional hotels in gateway cities and resort destinations around the world. Each Signia by Hilton property infuses sophistication into every stay, offering top tier meetings and event spaces, a vibrant atmosphere, exceptional amenities and personalized service catering to the needs of today's global traveler.

Hilton Hotels & Resorts: For more than 100 years, Hilton Hotels & Resorts, Hilton’s flagship brand and one of the most globally recognized hotel brands, has set the benchmark for hospitality around the world, providing new product innovations and services to meet guests' evolving needs. With hotels on six continents, Hilton Hotels & Resorts properties are located in sought-after destinations and offer exceptional travel experiences to every guest. Hilton Hotels & Resorts are upper upscale, full service properties that feature advanced meeting and event spaces and services, award-winning restaurants and mindful fitness and wellness facilities.

Curio Collection by Hilton: Curio Collection by Hilton is an upper upscale brand with a global portfolio of individually remarkable hotels hand-picked to immerse guests in one-of-a-kind moments in sought-after destinations. Each hotel in the Curio Collection evokes a bespoke story through distinctive architecture and design, world-class food and beverage and curated experiences.

DoubleTree by Hilton: DoubleTree by Hilton is a global portfolio of upscale hotels. For more than 50 years, DoubleTree by Hilton has maintained its philosophy of making guests feel welcome through contemporary accommodations and thoughtful amenities, including diverse food and beverage experiences, state-of-the-art fitness offerings and meetings and event spaces. Whether traveling for business or leisure, every guest is welcomed with the signature, warm DoubleTree chocolate chip cookie at check in, a hallmark of the brand's hospitable service.

Tapestry Collection by Hilton: Tapestry Collection by Hilton is an upper upscale brand with a portfolio of original hotels that offer guests unique style and vibrant personality, encouraging travelers to connect to their destination and enjoy authentic off-the-beaten-path experiences. While each property is unique, every Tapestry Collection by Hilton property is united by the reliability that comes with the Hilton name.

Embassy Suites by Hilton: Embassy Suites by Hilton offers an approachable, upper upscale experience with dedicated customer service that anticipates travelers' needs and delivers what matters most to them. The full service, upper upscale brand offers both leisure and business travelers spacious two-room suites with separate bedroom and living room space, free made-to-order breakfast each morning, complimentary drinks and snacks at an evening reception every night, flexible meetings and events spaces and 24-hour fitness centers.

Tempo by Hilton: Tempo by Hilton is an upscale, stylish and contemporary lifestyle hotel brand designed for the ambitious traveler looking to maintain a sense of balance and momentum. Tempo by Hilton offers re-imagined guest rooms designed with well-being in mind, dynamic communal spaces for collaboration or focused work, healthy cafe-style dining, a leading-edge beverage program and next-level fitness facilities.

Motto by Hilton: Motto by Hilton is an upper midscale brand with an urban, lifestyle feel designed to help guests live like a local in prime locations globally. Motto by Hilton caters to travelers looking for dynamic experiences by bringing together the best elements of a lifestyle hotel — cleverly compact guestrooms, centrally located destinations, modern design, and locally inspired food and beverage to make each hotel a launchpad to the city. Motto by Hilton delivers a flexible and innovative hospitality experience through elements like first-of-its-kind connecting rooms for up to nine rooms, lively communal spaces and a coffee house and bar for work and social use by guests and locals alike.

Hilton Garden Inn: Hilton Garden Inn is an award-winning, upscale brand where guests find an open, inviting atmosphere with warm, glowing service and simple, thoughtful touches that allow them to socialize and unwind. As a recognized leader in food and beverage offerings, Hilton Garden Inn caters to guests' dining needs by serving cooked-to-order breakfast and offering handcrafted cocktails, shareable small plates and full meals at its on-site restaurants and bars. Flexible meeting space, free Wi-Fi, wireless printing and fitness centers are offered to help guests stay productive.

Hampton by Hilton: Hampton by Hilton is our largest brand and includes both Hampton Inn and Hampton Inn & Suites hotels, with properties located on four continents. Recognized as a leading upper midscale brand in the lodging industry, Hampton has been ranked the #1 lodging brand to franchise by Entrepreneur for 15 consecutive years. Hampton by Hilton hotels around the world provide guests high-quality and thoughtfully designed accommodations, friendly and authentic service and value-added amenities, like complimentary hot breakfast and free Wi-Fi, all backed by the 100% Hampton Guarantee.

Tru by Hilton: Tru by Hilton is a game-changing, midscale hotel brand where guests don't have to compromise between a consistent, fun and affordable hotel stay. Spirited, simplified and grounded in value, Tru by Hilton is designed for cross-generational appeal, with a large, reimagined public space where guests can work, play, lounge and eat. Efficiently designed modern guest rooms feature a rolling desk, oversized windows for natural light and bright, spacious bathrooms. Guests can enjoy complimentary amenities, including a build-your-own breakfast, a multifunctional fitness center and fast Wi-Fi. Premium snacks, light meal options and single-serve wine and beer are available for purchase at the 24/7 Eat. & Sip. market.

Spark by Hilton: Spark by Hilton is a premium economy hotel brand at the intersection of value and consistency. Spark by Hilton provides a reliable and comfortable stay at a hotel with friendly service for every guest, all at an accessible price. Offering simple design with splashes of color and cheer, Spark by Hilton hotels provide a welcoming sense of arrival with colorful exterior statement walls and inspiring artwork. The public spaces provide multi-functional seating, from communal tables to rocking chairs, and guest rooms are comfortable and relaxing with simple, streamlined furniture. Travelers can enjoy complimentary breakfast with premium coffee and a signature bagel bar. Spark by Hilton opened its first hotel in 2023, less than one year after its launch, and, as of December 31, 2023, had over 140 properties in our development pipeline.

Homewood Suites by Hilton: Homewood Suites by Hilton is an upscale, award-winning, all-suites, extended-stay hotel brand that delivers the comforts of home. This brand offers inviting, generous-sized suites featuring separate living and sleeping areas and fully equipped kitchens with full-size refrigerators for guests seeking home-like accommodations when traveling for extended or quick overnight stays. Additional value-driven amenities include complimentary Wi-Fi and free breakfast.

Home2 Suites by Hilton: Home2 Suites by Hilton is an upper midscale, all-suites, award-winning extended-stay hotel concept offering stylish accommodations with flexible guest room configurations and home-like amenities for cost-conscious guests. With a commitment to environmentally friendly products and hotel operations, Home2 Suites by Hilton offers complimentary hotel breakfast, innovative and customizable guestroom designs, laundry and fitness areas, free Wi-Fi, multiple outdoor spaces, expansive community spaces and pet-friendly environments.

LivSmart Studios by Hilton: LivSmart Studios by Hilton is a midscale, long-stay hotel brand for guests looking for comfortable apartment-style accommodations for 20 nights or more. Offering simplicity, consistency and convenience, LivSmart Studios by Hilton will create a space where guests can seamlessly maintain their daily routines while also immersing themselves in the local community. The hotel will feature a streamlined public area filled with natural light that includes a simple retail market, a large guest laundry room and a state-of-the-art fitness center. There will also be a spacious outdoor gathering area, which includes a fire pit, grills, and comfortable seating for guests looking to connect. Guest studio suites will include a fully equipped kitchen with a full-sized refrigerator, dishwasher, microwave and two-burner cooktop, along with ample storage options for the long-stay traveler.

Hilton Grand Vacations: Our timeshare brands, including Hilton Club, Hilton Grand Vacations Club and Hilton Vacation Club, are premier vacation ownership brands known for delivering a consistently exceptional standard of service, maximum flexibility for members and guests and elegant, family-friendly resorts in desirable locations around the world. Signature elements include spacious, well-appointed accommodations and resorts with extensive on-site amenities. A special points-based reservation system gives owners the flexibility to vacation when, where and how they prefer. HGV has the exclusive right to use our timeshare brands, subject to the terms of a long-term license agreement with us.

Our Guest Loyalty Program

Hilton Honors is our award-winning guest loyalty program that supports our portfolio of brands. The program generates significant repeat business by rewarding guests with points for each stay at our properties, which are then redeemable for free or discounted room nights at our properties and other goods and services. Hilton Honors members can also use points earned to transact with many strategic partners, including credit card providers, such as American Express, airlines, rail and car rental companies, Amazon, Lyft and others. Hilton Honors members who book through preferred Hilton channels also have access to instant benefits, including a flexible payment slider that allows members to choose nearly any combination of points and money to book a stay, an exclusive member discount and free standard Wi-Fi. Members also have access to contactless technology exclusively through the Hilton Honors app, where members can check in, choose their room and access their room using Digital Key. The program provides targeted marketing, promotions and customized guest experiences to 180 million members. Affiliation with our loyalty program encourages members to allocate more of their travel spend to our hotels. The percentage of travel spend we capture from loyalty members increases as they move up the tiers of our program. The program is funded by contributions from eligible revenues generated by Hilton Honors members and collected from properties in our system, as well as our strategic partnerships. The funds collected by the Hilton Honors program are subsequently applied to reimburse hotels and strategic partners for Hilton Honors points redemptions by loyalty members and to pay for administrative expenses and marketing initiatives that support the program.

Our Business

As of December 31, 2023, our existing system included the following properties and rooms, by type, brand and region:

	Owned / Leased(1)		Managed		Franchised		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
Waldorf Astoria Hotels & Resorts
U.S.	—	—	12	4,598	—	—	12	4,598
Americas (excluding U.S.)	—	—	3	422	—	—	3	422
Europe	2	463	4	898	—	—	6	1,361
Middle East and Africa	—	—	8	2,200	—	—	8	2,200
Asia Pacific	—	—	6	1,259	—	—	6	1,259
LXR Hotels & Resorts
U.S.	—	—	—	—	3	522	3	522
Americas (excluding U.S.)	—	—	—	—	1	76	1	76
Europe	—	—	1	70	1	307	2	377
Middle East and Africa	—	—	2	331	3	282	5	613
Asia Pacific	—	—	1	72	1	114	2	186
Conrad Hotels & Resorts
U.S.	—	—	6	2,227	2	1,730	8	3,957
Americas (excluding U.S.)	—	—	3	787	—	—	3	787
Europe	—	—	4	1,155	1	107	5	1,262
Middle East and Africa	1	614	4	1,689	—	—	5	2,303
Asia Pacific	1	164	24	7,818	1	659	26	8,641
Canopy by Hilton
U.S.	—	—	—	—	26	4,490	26	4,490
Americas (excluding U.S.)	—	—	2	272	1	184	3	456
Europe	—	—	1	123	5	1,058	6	1,181
Middle East and Africa	—	—	1	200	—	—	1	200
Asia Pacific	—	—	4	613	—	—	4	613
Signia by Hilton
U.S.	—	—	3	1,700	—	—	3	1,700
Hilton Hotels & Resorts
U.S.	—	—	59	44,970	187	58,623	246	103,593
Americas (excluding U.S.)	1	405	31	11,749	25	7,238	57	19,392
Europe	37	11,141	43	14,792	46	11,984	126	37,917
Middle East and Africa	4	1,705	39	13,386	6	2,096	49	17,187
Asia Pacific	5	2,999	119	40,705	11	4,222	135	47,926
Curio Collection by Hilton
U.S.	—	—	11	4,984	68	13,683	79	18,667
Americas (excluding U.S.)	—	—	2	99	20	2,870	22	2,969
Europe	—	—	6	516	36	4,941	42	5,457
Middle East and Africa	—	—	5	1,104	3	912	8	2,016
Asia Pacific	—	—	6	1,153	4	738	10	1,891
DoubleTree by Hilton
U.S.	—	—	31	10,105	354	80,206	385	90,311
Americas (excluding U.S.)	—	—	3	587	38	7,695	41	8,282
Europe	—	—	17	4,211	109	19,161	126	23,372
Middle East and Africa	—	—	19	5,225	6	1,118	25	6,343
Asia Pacific	—	—	90	24,050	10	2,350	100	26,400
Tapestry Collection by Hilton
U.S.	—	—	1	124	99	12,088	100	12,212
Americas (excluding U.S.)	—	—	1	138	9	1,122	10	1,260
Europe	—	—	—	—	11	640	11	640
Middle East and Africa	—	—	1	50	—	—	1	50
Asia Pacific	—	—	2	382	1	175	3	557

(continued on next page)

	Owned / Leased(1)		Managed		Franchised		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
Embassy Suites by Hilton
U.S.	—	—	37	9,943	220	49,417	257	59,360
Americas (excluding U.S.)	—	—	2	504	7	1,829	9	2,333
Middle East and Africa	—	—	—	—	1	151	1	151
Tempo by Hilton
U.S.	—	—	1	661	—	—	1	661
Motto by Hilton
U.S.	—	—	—	—	4	1,271	4	1,271
Americas (excluding U.S.)	—	—	—	—	1	115	1	115
Europe	—	—	—	—	1	108	1	108
Hilton Garden Inn
U.S.	—	—	5	602	741	102,153	746	102,755
Americas (excluding U.S.)	—	—	13	1,968	56	8,506	69	10,474
Europe	—	—	13	2,533	74	11,598	87	14,131
Middle East and Africa	—	—	17	3,555	4	648	21	4,203
Asia Pacific	—	—	69	14,535	18	3,032	87	17,567
Hampton by Hilton
U.S.	—	—	17	2,296	2,343	232,636	2,360	234,932
Americas (excluding U.S.)	—	—	11	1,442	123	14,896	134	16,338
Europe	—	—	19	3,181	114	17,951	133	21,132
Middle East and Africa	—	—	5	1,459	—	—	5	1,459
Asia Pacific	—	—	—	—	339	53,829	339	53,829
Tru by Hilton
U.S.	—	—	—	—	248	24,181	248	24,181
Americas (excluding U.S.)	—	—	—	—	5	574	5	574
Spark by Hilton
U.S.	—	—	—	—	8	915	8	915
Homewood Suites by Hilton
U.S.	—	—	8	999	503	57,531	511	58,530
Americas (excluding U.S.)	—	—	3	406	24	2,688	27	3,094
Home2 Suites by Hilton
U.S.	—	—	2	210	593	62,269	595	62,479
Americas (excluding U.S.)	—	—	—	—	10	1,041	10	1,041
Asia Pacific	—	—	—	—	47	6,916	47	6,916
Other	—	—	3	1,414	15	3,219	18	4,633
Total hotels	51	17,491	800	250,472	6,587	898,865	7,438	1,166,828
Hilton Grand Vacations(2)	—	—	—	—	92	16,109	92	16,109
Total system	51	17,491	800	250,472	6,679	914,974	7,530	1,182,937
____________
(1)Includes hotels owned or leased by entities in which we own a noncontrolling financial interest.
(2)Includes properties under our timeshare brands including Hilton Club, Hilton Grand Vacations Club and Hilton Vacation Club.

Management and Franchise

We manage hotels and license our brands through our management and franchise segment. This segment generates its revenue primarily from fees charged to hotel owners under management and franchise contracts, as well as from fees associated with license agreements. We grow our management and franchise business by attracting owners to become a part of our system and participate in our commercial services to support their properties. Our management and franchise contracts provide significant return on investment for us as we earn and collect fees.

Hotel Management

Our core management services consist of operating hotels under management contracts for the benefit of third parties who either own or lease the hotels and the associated personal property. Often, particularly in the U.S., we employ the individuals working at these locations. Terms of our management contracts vary, but our fees generally consist of a base management fee, which is generally based on a percentage of the hotel’s monthly gross operating revenue, and, when applicable, an incentive management fee, which is generally based on a percentage of the hotel's operating profits, normally over a one calendar year period, and, in some cases, may be subject to a stated return threshold to the hotel owner. In general, the owner pays all operating and other expenses and reimburses any of our out-of-pocket expenses. In turn, our managerial discretion typically is subject to approval by the owner in certain major areas, including the approval of annual operating and capital expenditure budgets and the appointment of certain key personnel. Additionally, the owners generally pay monthly program fees based on the underlying hotel's sales or usage, as reimbursement for the costs related to our: (i) advertising and marketing programs; (ii) internet, technology and reservation systems; and (iii) quality assurance programs. Owners are also responsible for various other fees and charges, including payments for participation in our Hilton Honors guest loyalty program, training, consultation and procurement of certain goods and services. As of December 31, 2023, we managed 800 hotels with 250,472 rooms, which does not include hotels in our ownership segment.

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

Each franchisee pays us an application, initiation or other fee in conjunction with the inception of a franchise contract. Franchisees also pay a royalty fee, generally based on a percentage of the hotel’s monthly gross room revenue and, in some cases, may also include a percentage of gross food and beverage revenues and other revenues, as applicable. Additionally, franchised properties generally pay monthly program fees based on the underlying property's sales or usage, as reimbursement for the costs related to our: (i) advertising and marketing programs; (ii) internet, technology and reservation systems; and (iii) quality assurance programs. They are also responsible for various other fees and charges, including payments for participation in our Hilton Honors guest loyalty program, training, consultation and procurement of certain goods and services. We also earn license fees from license agreements with strategic partners, including co-branded credit card providers, and HGV. As of December 31, 2023, we franchised 6,679 hotels and resorts, including timeshare properties, with 914,974 rooms.

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

Ownership

As a hotel owner and lessee, we focus on maximizing cost efficiency and profitability of the portfolio by, among other things, maximizing hotel revenues, implementing cost-effective labor management practices and systems and reducing fixed costs. Through our disciplined approach to hotel and asset management, we develop and execute on strategic plans for each of our hotels to enhance their competitive position and we invest in renovating guest rooms and public spaces and adding or enhancing meeting and retail space for properties where we believe such investments will improve profitability. As of December 31, 2023, the ownership segment included 51 hotels totaling 17,491 rooms, comprising 44 hotels that we leased, two hotels that were each leased by a consolidated variable interest entity ("VIE") and five hotels owned or leased by unconsolidated affiliates.

Environmental, Social and Governance

Hilton strives to create long-term value for all of our stakeholders and strengthen the resilience of our business while also advancing responsible travel and tourism globally through our ESG strategy, which is grounded in our Travel with Purpose goals. As one of the world’s largest hospitality companies, Hilton recognizes its responsibility to create positive environmental and social impact across our operations, supply chain and communities to ensure our hotel properties and surrounding communities remain vibrant and resilient for generations of travelers to come.

We continue to make progress towards our Travel With Purpose 2030 Goals, including: (i) environmental — aiming toward a net zero future with well-defined targets for watts (carbon and energy), water and waste; (ii) social — supporting and advancing careers, communities and responsible conduct; and (iii) governance — advancing and measuring our goals with a focus on integrity and transparency through our company policies and reporting mechanisms, our external partnerships and our public affairs work. Hilton was named to both the World and North America Dow Jones Sustainability Indices ("DJSI") for the seventh consecutive year and was recognized by IR Magazine with “Best ESG Reporting – Large Cap” in 2023 and earned a 2022 “Gold Medal” sustainability rating from EcoVadis, reflecting third-party recognition of Hilton's ESG efforts.

Our 2030 Goals align with the global Sustainable Development Goals ("SDGs") adopted by the United Nations in 2015 and are guided by our evaluation of the social and environmental issues that are critical to the long-term success of our business. Further, our ESG efforts are supported by a governance structure that is designed to ensure the objectives are an important part of our business and strategic priorities as we work towards our 2030 Goals. Our executive committee receives at least quarterly updates on our ESG programs and progress on our 2030 Goals. The Nominating & ESG Committee, one of the three standing committees of Hilton's board of directors, also receives quarterly reports on this progress, reviews and assesses our related strategy and makes recommendations to the board and management as appropriate. The board of directors also receives annual updates on progress towards our 2030 Goals.

We engage with stakeholders to help align our ESG programs with the issues that matter the most to them in the context of our business. As part of this effort, we have completed an ESG materiality assessment, leveraging guidance from the Global Reporting Initiative ("GRI"), Sustainability Accounting Standards Board ("SASB") and the World Economic Forum. We determined that our stakeholders were most focused on climate action; employee development and well-being; an inclusive culture; employee and guest health, safety and security; human rights; and ethical business practices and regulatory compliance. These are topics aligned with our significant ESG risks, which are integrated in Hilton’s Enterprise Risk Management program and are reviewed by our executive committee and board of directors, including the Audit Committee, to inform enterprise-wide strategic planning.

LightStay, our proprietary and award-winning ESG management system, aligns with the criteria of the Global Sustainable Tourism Council ("GSTC") and is used to measure, manage and report many of Hilton's key environmental and social performance metrics, including, carbon emissions, energy, water, waste, volunteer hours, in-kind donations and efficiency projects. It provides owners with visibility into utility performance and allows Hilton to analyze and report collective progress toward achieving our 2030 Goals while delivering meaningful data and reporting to our customers.

The Hilton Global Foundation supports nonprofits and local community organizations that serve as partners to amplify our positive environmental and social impact around the world. The Hilton Global Foundation is our primary international philanthropic arm and is registered as a U.S.-based 501(c)(3) charitable organization.

Environmental Impact

We remain committed to reducing greenhouse gas emissions in line with climate science. Hilton was the first global hospitality company to set science-based targets in 2018 that were validated by the Science Based Targets initiative ("SBTi"), in our effort to reduce carbon emissions in line with the goals outlined in the Paris Climate Agreement. As climate science has continued to evolve, we reevaluated our environmental impact 2030 Goals and set more ambitious targets in 2022. In 2022, SBTi verified our near-term targets (1.5°C by 2030) to cut carbon emissions intensity of our managed hotel portfolio by 75 percent and of our franchised hotel portfolio by 56 percent, with 2008 as our baseline. We continue to work toward our 2030 Goal of reducing water and waste intensity at the hotels we operate, including those that are owned, leased and managed, by 50 percent, with 2008 as our baseline. To achieve our reduction targets, in 2022, we partnered with a global leader in the field of sustainability and energy procurement to help map out a phased implementation strategy to help us make informed decisions and chart a path to achieving our energy reduction goals. To further strengthen our commitment to climate action, we have invested in two Fifth Wall Climate Technology Funds to accelerate the adoption of innovative decarbonization technologies. Although we believe that our environmental impact 2030 Goals are ambitious yet attainable, there can be no assurance that we will be able to meet them. As climate science continues to evolve we may further refine our environmental impact 2030 Goals. We evaluate our climate change risks and report annually on our progress, with our reporting prepared in accordance with the GRI standards, while integrating the recommendations of the SASB and the Task Force on Climate-related Financial Disclosures ("TCFD").

In 2023, we continued to make steady progress towards our 2030 Goals by engaging in partnerships and creating resources that will help facilitate sustainable development and meeting our customers evolving needs, including, but not limited to: (i) announcing our plans to install up to 20,000 Tesla Universal Wall Connectors at 2,000 hotels beginning in 2024 across North America; (ii) launching an LED lighting program in line with our LED global brand standard, to help make the transition to LED lighting easier and more cost-effective for owners; and (iii) developing sustainable design checklists for new construction, renovation, and conversion projects, as well as guidance on electrification and retrofits.

Our portfolio of properties are certified to ISO 9001 (Quality), ISO 14001 (Environmental) and ISO 50001 (Energy) standards, which marks 12 years of certification to ISO 14001 and ISO 9001 and nine years for ISO 50001. Further, in alignment with our science-based targets, we continue to take steps to increase our sourcing of renewable energy at our hotels around the world. In the Europe, Middle East and Africa ("EMEA") region, nearly 30 percent of the hotels we operated, which includes our owned and leased hotels, as well as our Watford and Glasgow corporate offices, were supplied with 100 percent renewable energy during 2023. In the U.S., we continue to have a renewable energy option for our managed hotels. Additionally, through our Meet with Purpose offering, we partner with our corporate customers to quantify and plan sustainable meetings by providing them with reporting that projects carbon emissions for their event, as well as options to reduce those emissions. For any remaining unavoidable emissions, Hilton offers customers the opportunity to purchase high quality, verified Gold Standard or Verified Carbon Standard carbon offsets from a third party to address the environmental footprint.

We continued our focus on our food waste reduction and food donation initiatives, with many of our managed hotels in the U.S. and EMEA piloting donation programs and analytical software to help reduce food waste and associated costs. We have made progress on our commitment to reduce single use plastics at our hotels, offering a Digital Key option at more than 80 percent of our hotels and, in 2023, we required all hotels to comply with the adoption of bulk amenities, such as soap, shampoo and conditioner in our hotel rooms.

We have achieved the following reductions in environmental impact since 2008:

Percent Reduction Achieved Since 2008(1)
Water consumption per square meter(2)	26%
Landfilled waste per square meter(2)	64
Carbon dioxide emissions per square meter(2)	45
Energy consumption per square meter(2)	33
____________
(1)Reflects data as of December 31, 2023 that has been reviewed by an independent third party.
(2)Reflects performance across Hilton's owned, leased and managed properties, which totaled approximately 29.8 million square meters as of December 31, 2023. Although consumption and waste per square meter were higher in 2023 than in 2022 and 2021, correlated with the increase in occupancy resulting from our recovery from the COVID-19 pandemic, they remain below 2019 levels.

We primarily generate carbon emissions from the operation of our hotels. The increases in occupancy at our hotels during the years ended December 31, 2023, 2022 and 2021, including the recovery from the COVID-19 pandemic, were directly correlated with and impacted the consumption of energy, water and waste at our hotels during these periods, resulting in increases in our environmental impact measures. Additionally, we added new properties, on a net basis, that were operated by us during these periods, which also directly impacted our measures with regard to absolute consumption. However, our consumption generally remained below 2019 levels.

The data in the following tables, which have been reviewed by an independent third party, reflect the key sustainability metrics that we emphasize for the hotels we operate, as well as metrics recommended by the SASB within their Hotel & Lodging and Restaurant Standards:

	Year Ended December 31,
Metric	2023	2022	2021
Energy management
Total energy consumed, in gigajoules per square meter	0.90	0.86	0.81
Percent total energy from grid electricity	57.0%	56.7%	56.3%
Carbon emissions
Total emissions (Scope 1 and 2(1)), in metric tons CO2e per square meter	0.086	0.083	0.079
Water management
Amount withdrawn, in cubic meters per square meter	2.14	1.94	1.79
Amount consumed, in cubic meters per square meter	0.536	0.485	0.447
Percent in regions with high or extremely high baseline water stress(2)	39%	39%	37%
Waste management
Amount generated, in metric tons per square meter	0.0056	0.0051	0.0042
Percent diverted from landfills(3)	39.2%	35.7%	32.0%

	Year Ended December 31,
Absolute Consumption(4)	2023	2022	2021
Total energy consumed, in million gigajoules	26.8	24.5	22.2
Direct emissions (Scope 1), in million metric tons CO2e	0.49	0.45	0.42
Indirect emissions (Scope 2(1)), in million metric tons CO2e	2.08	1.90	1.76
Water withdrawn, in million cubic meters (m3)	64.0	55.1	49.1
Water consumed, in million cubic meters (m3)	16.0	13.8	12.3
Waste generated, in million metric tons	0.17	0.14	0.11
____________
(1)Scope 2 market-based emissions as defined by The Greenhouse Gas Protocol: A Corporate Accounting and Reporting Standard (Revised Edition).
(2)Water stress as defined by the World Resources Institute. Represents the percentage (by square meter) of owned, leased and managed hotels in regions with baseline water stress, that have high or extremely high baseline water stress.
(3)Amount of waste not diverted from landfills in metric tons per square meter was 0.0034, 0.0033 and 0.0029 for the years ended December 31, 2023, 2022 and 2021, respectively.
(4)Total floor area of Hilton's owned, leased and managed properties, for which absolute consumption is reflected, was 29.8 million square meters, 28.4 million square meters and 27.5 million square meters as of December 31, 2023, 2022 and 2021, respectively. Absolute consumption increased during the periods due to increased floor area and increased occupancy at our hotels, as described above.

Social Impact

With a presence in 126 countries and territories, we use our global scale to be an engine of opportunity by focusing on creating learning and career growth opportunities, positively impacting our communities and promoting responsible, inclusive conduct across our value chain operations.

Our social impact 2030 Goals include: (i) providing 5 million learning and career growth opportunities for our employees and our communities with a focus on underrepresented groups; (ii) impacting 20 million community members through local support, disaster relief and economic opportunities; and (iii) promoting responsible, inclusive conduct across 100 percent of our value chain operations.

Through the Hilton Global Foundation, we partner with the International Youth Foundation by providing our Passport to Success Concierge program, an online course that is free to youth around the globe who are interested in building the core skills for a career in travel and tourism. Since its launch in 2021, over 57,000 youth and Hilton employees have accessed the program through 2023. Further, we partner with organizations around the globe supporting hospitality career development. The Hilton

UK Foundation made its inaugural grants in 2023 to organizations that create learning and career growth opportunities for individuals with learning disabilities, previously incarcerated individuals and underserved youth.

Hilton also remains committed to combating human trafficking, and we require all hotel-based employees to complete an annual training on identifying signs of trafficking. We partner with organizations such as It’s a Penalty and PACT (formerly ECPAT), to help prevent trafficking through the Sustainable Hospitality Alliance, World Travel and Tourism Council, American Hotel & Lodging Association ("AHLA") and United Kingdom ("U.K.") Stop Slavery Hotel Industry Network. The Hilton Global Foundation has committed to support the AHLA Foundation's No Room for Trafficking ("NRFT") Survivor Fund, which aims to equip community-based organizations to engage and support trafficking survivors.

During 2023, Hilton and the Hilton Global Foundation supported our hotel teams and surrounding communities through disasters and crises, including the Türkiye and Morocco earthquakes, Canada and Maui Wildfires and the Middle Eastern humanitarian crisis. This included donating to organizations at the frontlines of the crises, supporting the delivery of meals, medical care and other basic needs, as well as support for the families of impacted employees through Hilton's third-party operated Team Member Assistance Fund ("TMAF"). Hilton's TMAF also supports employees experiencing undue financial hardship due to unexpected personal circumstances and larger crisis situations. Hilton employees, as well as individuals working at managed and franchised hotels who are not employed by Hilton, can apply for financial assistance when impacted by disaster and extreme hardship. In 2023, the TMAF provided assistance grants to over 3,400 individuals.

During 2023, our employees around the world reported approximately 377,000 volunteer hours in their local communities, including during our Travel with Purpose Week, an annual week of volunteering.

In addition to collaboration across our industry and within the business community, we are focused on achieving change by leveraging the scale of our supply chain. To that end, our Supplier Diversity Program engages women-, minority-, veteran-, disabled- and LGTBQ+ owned businesses in sourcing opportunities across the Hilton organization.

Human Capital Management

As of December 31, 2023, we employed or managed approximately 178,000 individuals at our owned, leased and managed hotels and corporate offices. There were approximately 288,000 additional individuals employed by third-party owners working at our franchised properties.

Our human capital management strategy focuses on attracting, developing and retaining the best talent in the industry, and our executive committee reviews talent strategy and succession plans on a quarterly basis to assess current and future talent needs. We want to build a strong employee-centered culture that creates connectivity, camaraderie and trust among all employees, which then supports our employees to deliver positive experiences to guests at our hotels. Hilton's commitment to building strong culture through an unwavering focus on creating a workplace that is inclusive, offers strong growth opportunities and is driven by purpose was recognized by Fortune magazine and Great Place to Work and earned Hilton the top spot as their 2023 #1 World's Best Workplace.

While our hiring levels in 2023 were higher than they were before the onset of the COVID-19 pandemic and recruiting volume is normalizing in regions where the labor market has recovered from the pandemic, recruiting challenges continue in select regions and for select roles. We continue to review our compensation policies to maintain competitiveness and invest in employee benefits programs and enhance our recruiting strategies to tap into new pools of talent.

Thrive at Hilton

Our benefits and programs include paid time off, parental leave, adoption assistance, subsidized health insurance, education assistance and flexible work arrangements and Go Hilton travel programs, which make discounted rooms available to hotel and corporate employees, as well as their families and friends.

Our medical and mental health care programs include a global platform focused on caregiving that provides resources for employee self-care, as well as enabling employees to care for others, including sick, disabled or elderly family members, children and pets; a concierge service supporting eligible employees with logistical and administrative tasks related to caregiving; education, training and resources on substance use disorders to eligible employees; an Employee Assistance Program; and parental and bereavement leave and education resources for expecting and new parents.

We regularly survey our employees to monitor levels of engagement, trust, and management effectiveness, among other targeted topics, and use their feedback to inspire program enhancements and new offerings. We strive to maximize employee retention and minimize attrition with these and other measures. Approximately 32 percent of our U.S. employees have been with Hilton for at least 10 years.

Inclusive Culture

We are committed to an equitable and inclusive workforce that embraces all ages, gender, sexual orientation, nationalities, ethnicities, disabilities, military and veteran status, cultures and viewpoints. Our leaders are committed to our diversity and inclusion efforts, and we hold them accountable through our organizational objectives that measure their performance against our commitments.

As of December 31, 2023, the global workforce that we employ or manage was approximately 43 percent women. Globally, corporate leadership was approximately 42 percent women and hotel leadership was approximately 24 percent women. As of December 31, 2023, in the U.S., our workforce was approximately 72 percent ethnically diverse, with U.S. corporate leadership being approximately 20 percent ethnically diverse and U.S. hotel leadership being approximately 29 percent ethnically diverse. As of December 31, 2023, our board of directors, excluding management directors, was 50 percent women and 25 percent ethnically diverse.

As part of our commitment to an inclusive environment, we offer Team Member Resource Groups to provide support and offer networking and development opportunities, Pathway Programs to help foster economic mobility for historically underrepresented talent and support diversity efforts across our organization and annual trainings on unconscious bias, inclusive culture, preventing human trafficking and anti-harassment.

Compensation and Benefits

Hilton offers competitive pay and benefits to its employees, including a variety of compensation programs and comprehensive benefit programs. We regularly review gender and diversity pay parity among our employees as part of our ongoing talent processes. Through our employee stock purchase plan, eligible employees can purchase Hilton stock through after-tax payroll deductions at a 15 percent discount from the market stock price.

As of December 31, 2023, approximately 30 percent of people employed or managed by us globally and approximately 40 percent of people working in the U.S. were covered by various collective bargaining agreements that generally address pay rates, working hours, other terms and conditions of employment, certain employee benefits and orderly settlement of labor disputes.

Development and Training

Our career development approach emphasizes customized experiences so that employees can follow a training and career path best suited to their goals including a wide array of general business, industry or function-specific technical skills and leadership development courses and programs.

Our GM Academy curriculum is centered on nine core General Manager ("GM") business capabilities, some of which include leadership and people management, asset management, customer engagement and commercial performance. Additionally, Hilton's Signature Leadership Development programs focus on building effective leaders across the enterprise to grow our leadership bench strength. These programs provide opportunities for participants to develop key competencies, network with and learn from senior leaders and enhance business acumen.

Governance, Ethics and Regulatory Compliance

As a core underpinning of our entire organization, our ethics and compliance program is overseen by our board of directors, which expects all Hilton employees to conduct themselves at the highest standards with respect to all ethics and compliance matters. Our Code of Conduct establishes a set of global business principles, with our compliance organization, training, risk management and monitoring activities tailored to address unique risks by geography, business line, function and level. Our Code of Conduct is supported by robust compliance policies addressing risk areas such as corruption, trade sanctions, insider trading, privacy, confidential information, antitrust and escalation of concerns. Our legal and compliance training program, which is an annual requirement for all of our employees, conveys consistent compliance standards across the organization in formats designed to target different knowledge levels, learning styles and functional needs. Our annual training calendar includes mandatory training and supplemental training that is supported by company-wide awareness campaigns highlighting Hilton-specific risks and scenarios.

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

Our legal compliance team administers a third-party risk management program so that we understand the qualifications, reputation and associations of third parties with whom we transact, particularly third parties who interface with government officials and third parties who act in Hilton’s name, such as owners of our hotels. The third-party risk management program includes due diligence, education materials for third parties, ongoing monitoring of relationships and appropriate contract audit and termination rights. Our legal compliance team also monitors a comprehensive and confidential reporting tool to assist management and employees in addressing fraud, abuse and other misconduct in the workplace. The Audit Committee of our board of directors receives regular updates from our legal compliance team on third-party risk and information from our confidential reporting tool.

Competition

We encounter active and robust competition as a hotel and resort manager, franchisor, owner and lessee. Competition in the hospitality industry is based on several criteria, generally including: the attractiveness of the facility; location; level of service; quality of accommodations; amenities; food and beverage options and outlets; public and meeting spaces and other guest services; consistency of service; room rate; brand reputation; and the ability to earn and redeem loyalty program points through a global system. Our properties and brands compete with other hotels, resorts, motels, inns and other accommodation rental services in their respective geographic markets or customer segments, including facilities owned by local interests, individuals, national and international chains, institutions, investment and pension funds and real estate investment trusts ("REITs"). We believe that our capabilities as a multi-branded manager, franchisor, owner and lessee of hotels with an associated global, system-wide guest loyalty program and commercial platform helps us continue to maintain our position as one of the largest and most geographically diverse hospitality companies in the world.

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

Insurance

U.S. managed hotels and foreign managed and franchised hotels are permitted to participate in certain of our insurance programs by mutual agreement with the hotel owners; however, if they do not participate in our insurance programs, the hotel owners must purchase insurance programs consistent with our requirements. Generally, U.S. franchised hotels are not permitted to participate in our insurance programs, but rather the hotel owners must purchase insurance programs consistent with our requirements. In addition, our management and franchise contracts typically include provisions requiring the hotel owner to indemnify us against losses arising from the design, development and operation of such hotel.

Most of our insurance policies are written with self-insured retentions or deductibles that are common in the insurance market for similar risks, and we believe such risks are prudent for us to assume. Our third-party insurance policies provide coverage for claim amounts that exceed our self-insurance retentions or deductible obligations. We maintain insurance coverage for general liability, property, business interruption, terrorism and other risks with respect to our business for all of our owned and leased hotels, and we maintain workers' compensation or equivalent coverage for all of our employees. We also are self-insured for health coverages for some of our U.S. and Puerto Rico employees, which include those working at our corporate operations and managed hotels, with third-party insurance protection for costs over specified thresholds.

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
•the financial condition of and relationships with third-party property owners, developers and joint venture partners, including the risk that owners may terminate or fail to comply with our management, franchise or joint venture contracts;
•decreases in the frequency of business travel that may result from alternatives to in-person meetings, including virtual meetings hosted online or over private teleconferencing networks;
•decreases in the availability and/or increases in the cost of capital necessary for us and third-party hotel owners to fund investments, capital expenditures and service debt obligations;
•increases in operating costs, including employee compensation and benefits, energy, insurance, food and beverage and other supplies;
•significant increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;
•increases in costs due to inflation or other factors that may not be fully offset by increases in revenues in our business, as well as increases in overall consumer prices, including the prices of our offerings, due to inflation, which could weaken consumer demand for travel and the other products we offer and adversely affect our revenues;
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
•the quality of services provided by franchisees, as well as their ability to comply with relevant regulations and contractual requirements relating to a variety of issues including environment, human rights and labor;
•delays in or cancellations of planned or future development or refurbishment projects at hotels in our system;
•cyclical over-building in the hospitality industry;
•changes in desirability of geographic regions of the hotels in our business, geographic concentration of our operations and customers and shortages of desirable locations for development; and
•the costs required for environmental initiatives, including those resulting from regulatory changes or stakeholder or customer expectations.

Any of these factors could (i) increase our costs or (ii) limit or reduce the prices we are able to charge (a) third-party hotel owners for providing management and franchise services or (b) hotel customers for hospitality products and services, or (iii) otherwise affect our ability to maintain existing properties or develop new properties. As a result, any of these factors can reduce our revenues and limit opportunities for growth.

Macroeconomic conditions, public health concerns, geopolitical activity and other factors beyond our control can adversely affect and reduce demand for our products and services.

Macroeconomic conditions, geopolitical activity, public health concerns and other factors beyond our control can reduce demand for hospitality products and services, including demand for rooms at our hotels. These factors include, but are not limited to:

•changes in general economic conditions, including inflation, elevated interest rates, supply chain disruptions, low consumer confidence, increases in unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy and financial markets;
•conditions that negatively shape public perception of travel or result in temporary closures or other disruption at our hotel properties, including travel-related accidents, outbreaks of pandemic or contagious diseases, such as COVID-19, Ebola, Zika, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu) and Middle East Respiratory Syndrome (MERS);
•geopolitical activity, political and social unrest and governmental action and uncertainty resulting from U.S. and global political and social trends and policies, including potential barriers to travel, trade and immigration;
•wars, such as Russia's invasion of Ukraine and the 2023 escalation of conflict in the Middle East, political instability or civil unrest, terrorist activities or threats and resulting heightened travel security measures, any of which may foreclose travel to certain locales or decrease the appeal of travel among the general population;
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

Consumer demand for our services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Decreased global or regional demand for hospitality products and services can be especially pronounced during periods of economic contraction or low levels of economic growth, and the recovery period in our industry may lag overall economic improvement. Declines in demand for our products and services due to general economic conditions could negatively affect our business by limiting the amount of fee revenues we are able to generate from our managed and franchised properties and decreasing the revenues and profitability of our owned and leased properties. In addition, many of the expenses associated with our services, including personnel costs, interest, rent, property taxes, insurance and utilities, are relatively fixed. During a period of overall economic weakness, if we are unable to meaningfully decrease these costs as demand for our services decreases, our business operations, financial performance, results and prospects for future growth may be adversely affected.

The COVID-19 pandemic negatively affected our business, financial condition and results of operations and COVID-19 or other outbreaks of contagious diseases or other adverse public health developments may negatively affect future results.

The COVID-19 pandemic significantly affected the global economy and strained the hospitality industry due to travel restrictions and advisories, stay-at-home directives, limitations on public gatherings and modified work arrangements, all of which resulted in cancellations and reduced travel around the world, as well as complete and partial suspensions of certain hotel operations. COVID-19 or outbreaks of other contagious diseases or other adverse public health developments could negatively affect future results. As an example, the impact of COVID-19 and the related restrictions in China during 2022 limited demand in that market. The long-term effects of the pandemic on our business and the travel industry at large remain uncertain. The uncertain future impact of COVID-19 or other contagious diseases, including their effect on the ability or desire of people to travel and use our hotel properties for lodging, food and beverage and other services, may negatively affect our results, operations, outlook, plans, growth, cash flows and liquidity.

The steps we took in 2020 in response to the pandemic to reduce operating costs for us and our owners, including temporarily reducing compensation, reducing our workforce and furloughing a substantial number of our employees, negatively affected our ability to attract and retain employees. Some hotels faced challenges recruiting to full staffing levels, which in some cases negatively affected guest experience and loyalty and, in turn, certain hotel results. We could still experience long-term impacts on our operating costs as a result of attempts to counteract future outbreaks of COVID-19 or other viruses through, for example, costs incurred to provide necessary enhanced health and hygiene requirements or other such measures in one or more regions.

The COVID-19 pandemic also had a negative impact on our partners, including third-party owners of our properties, third-party service providers, travel agencies, suppliers and other vendors. In particular, third-party owners of our hotels experienced financing difficulties and significant declines in revenues during the pandemic, thereby making it more difficult for them to maintain their hotels and service their indebtedness.

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

Competition for hotel guests

We face competition for individual guests, group reservations and conference business at our hotels. We compete for these customers based primarily on brand name recognition and reputation, as well as location, rates for hotel rooms, food and beverage and other services, property size and availability of guest rooms and conference and meeting space, quality of the accommodations and technology provided, previous customer experience and satisfaction, amenities and the ability to earn and redeem loyalty program points. Our competitors may have greater commercial, financial and marketing resources and more efficient technology platforms, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could affect our ability to compete for guests effectively, or they could offer a type of lodging product that customers find attractive but that we do not offer.

Competition for management and franchise contracts

We compete to enter into management and franchise contracts. Our ability to compete effectively is based primarily on the value and quality of our management services, brand name recognition and reputation, our access to and willingness to invest capital or provide other incentives or inducements, availability of suitable properties to maintain brand variety across geographic areas, the overall economic terms of our contracts and the economic advantages to the third-party hotel owner of retaining our management services and/or using our brands. If the properties that we manage or franchise perform less successfully than those of our competitors, if we are unable to offer terms as favorable as those offered by our competitors or if the availability of suitable properties is limited, we may not be able to compete effectively for new management or franchise contracts.

Any deterioration in the quality or reputation of our brands could have an adverse effect on our reputation, business, financial condition or results of operations.

Our brands are among our most important assets. Our ability to attract and retain guests depends, in part, on the public recognition of our brands and their associated reputation. In addition, the success of our hotel owners’ businesses and the amount of payments to us for the assets and services we provide them may depend on the strength and reputation of our brands. If our brands become obsolete or consumers view them as unfashionable, unsustainable or lacking in consistency and quality, we may be unable to attract guests to our hotels and may further be unable to attract or retain our hotel owners to use our management and franchise services.

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

Our business depends on our ability to: (i) establish and maintain long-term, positive relationships with third-party hotel owners; and (ii) enter into new, and renew, management and franchise contracts. Although our management and franchise contracts are typically long-term arrangements, hotel owners may be able to terminate the contracts under certain circumstances, including the failure to meet specified financial or performance criteria. Our ability to meet these financial and performance criteria is subject to, among other things, risks common to the overall hospitality industry, including factors outside of our control. In addition, negative pricing trends in the industry for management and franchise and related fees more broadly could adversely affect our ability to negotiate with hotel owners. If we fail to maintain and renew existing management and franchise contracts or enter into new contracts on favorable terms, we may be unable to expand our presence and our business, and our financial condition and results of operations may suffer.

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

Many of our third-party hotel owners pledge their properties as collateral for loans entered into at the time of development, purchase or refinancing. If our third-party hotel owners are unable to repay or refinance maturing indebtedness on favorable terms or at all, which could be more difficult in the current interest rate environment, their lenders could declare a default, accelerate the related debt and repossess the property and we could also be required to make cash payments for any debt that we guarantee or letters of credit that we have extended. While we maintain certain contractual protections, repossession could result in the termination of our management or franchise contract or eliminate revenues and cash flows from the property. In addition, the owners of managed and franchised hotels depend on financing to develop or buy and improve hotels and, in some cases, fund operations during down cycles. Our hotel owners’ inability to obtain adequate funding or to do so at interest rates that they are willing to accept could materially adversely affect the operation, maintenance and improvement plans of existing hotels, result in the delay or stoppage of the development of our existing development pipeline and limit additional development to further expand our hotel portfolio.

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

Substantially all of our management and franchise contracts, as well as our license agreement with HGV, require third-party property owners to comply with quality and reputation standards of our brands, which include requirements related to the physical condition, use of technology, safety standards and appearance of the properties, as well as the service levels provided by hotel employees. These standards may evolve with customer preference, or we may introduce new requirements over time. If our property owners fail to make investments necessary to maintain or improve the properties and related operations in accordance with our standards, or based on customer demand more broadly, guest preference for our brands could diminish. In addition, if third-party property owners fail to observe standards or meet their contractual requirements, we may elect to exercise our termination rights, which would eliminate revenues from these properties and cause us to incur expenses related to terminating these contracts. We may be unable to find suitable or offsetting replacements for any individually terminated hotels or broader third-party owner relationships.

Contractual and other disagreements with third-party property owners could make us liable to them or result in litigation costs or other expenses or termination of existing management or franchise contracts.

Our management and franchise contracts require us and our hotel owners to comply with operational and performance conditions that are subject to interpretation and could result in disagreements. Any dispute with a property owner could increase our costs even if the outcome is ultimately in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with any third party. Furthermore, specific to our industry, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties, which means that property owners may assert the right to terminate contracts even where the contracts do not expressly provide for termination. Our fees from any property permitted to be terminated would be eliminated, and accordingly, may negatively affect our results of operations.

Some of our existing development pipeline may not be developed into new hotels, which could materially adversely affect our growth prospects.

As of December 31, 2023, we had 3,274 hotels in our development pipeline, which we define as hotels under construction or approved for development under one of our brands. The commitments of owners and developers with whom we have contracts are subject to conditions, and the eventual development and construction of our development pipeline, in particular for hotels not currently under construction, is subject to risks, including, in certain cases, the owner's or developer's ability to obtain adequate financing and governmental or regulatory approvals. Unfavorable economic conditions also could affect our ability to enter into management and franchise contracts with potential third-party owners of our hotels, who may be unable to obtain financing or face other delays or cost pressures in developing hotel projects. As a result, some properties in our development pipeline have entered our system later than we anticipated, new hotels have entered our pipeline at a slower rate than in the past and some hotels under development never enter our system at all, thereby negatively affecting our overall growth.

New hotel brands or non-hotel branded concepts that we launch in the future may not be as successful as we anticipate, which could have a material adverse effect on our business, financial condition or results of operations.

We have launched and may continue to launch new hotel products, brands and/or concepts or execute brand expansions into new markets, including international markets. These products may not be accepted by hotel owners, franchisees or customers and we cannot guarantee the level of acceptance any new brand will have in the development and consumer marketplaces. If new branded hotel products, non-hotel branded concepts or brand expansions are not as successful as we anticipate, we may not recover the costs we incurred in their development or expansion, which could have a material adverse effect on our business, financial condition and results of operations.

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

Even if we are fully compliant with legal standards and contractual or other requirements, we still may not be able to prevent security breaches involving sensitive data. The sophistication of efforts by hackers to gain unauthorized access to information systems has continued to increase in recent years and may continue to do so at an accelerating pace as criminals leverage generative artificial intelligence-based technologies and services. Breaches, thefts, losses or fraudulent uses of customer, employee or company data could cause consumers to lose confidence in the security of our websites, mobile applications, point of sale systems and other information technology systems and, as a result of this loss in confidence, choose not to purchase from us. Such security breaches also could expose us to risks of data loss, business disruption, litigation, fines, regulatory charges and other costs or liabilities, any of which could adversely affect our business.

We are incorporating artificial intelligence technologies into our processes. These technologies may present business, compliance and reputational risks.

If we fail to keep pace with rapidly evolving technological developments in artificial intelligence, our competitive position and business results may suffer. The introduction of these technologies, particularly generative AI, into new or existing offerings may also result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, copyright infringement, compliance issues, ethical concerns, security risks relating to private and/or confidential information, as well as other factors that could adversely affect our business, reputation, and financial results. In addition, it is possible that artificial intelligence and machine learning-technology could, unbeknownst to us, be improperly utilized by employees while carrying out their responsibilities. The use of artificial intelligence can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies.

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

From time to time, we may rely on a single or limited number of suppliers for the provision of various goods or services that we use in the operation of our business. The inability of such third parties to satisfy our or our guests' requirements or provide such goods and services in a safe and secure manner could disrupt our business operations or make it more difficult for us to implement our business strategy. If any of these situations were to occur, our reputation could be harmed, we could be subject to third-party liability, including under data protection and privacy laws in certain jurisdictions, the physical safety of our properties could be impaired and our financial performance could be negatively affected.

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

•using cash balances and incurring debt;
•issuing shares of stock that could dilute the interests of our existing stockholders;
•assuming contingent liabilities; or
•creating additional expenses.

We may not actually realize any anticipated benefits from such acquisitions, investments or alliances. We may also experience challenges from regulatory authorities in connection with our acquisitions and investments, including from antitrust authorities who are increasingly scrutinizing such transactions, and which may lead to unforeseen expenditures or which may block, delay or impose undesirable conditions on our acquisitions and investments. In addition, the success of any acquisition or investment also will depend, in part, on our ability to integrate the acquisition or investment with our existing operations. We also may divest certain properties or assets, and any such divestments may yield lower than expected returns or otherwise fail to achieve the benefits we expect. In some circumstances, sales of properties or other assets may result in losses. Upon sales of properties or assets, we may become subject to contractual indemnity obligations, incur material tax liabilities or, as a result of required debt repayment, face a shortage of liquidity. Finally, any acquisitions, investments or dispositions could demand significant attention from management that would otherwise be available for business operations, which could harm our business.

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

We currently manage, franchise, own or lease hotels and resorts in 126 countries and territories around the world. Our rooms outside the U.S. represented approximately 33 percent, 31 percent and 30 percent of our system-wide rooms for the years ended December 31, 2023, 2022 and 2021, respectively. We expect that our international operations will continue to account for a material portion of our results. As a result, we are subject to the risks of doing business outside the U.S., including:

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

A significant number of our employees and employees of our hotel owners are covered by collective bargaining agreements and similar agreements, including approximately 30 percent of people employed or managed by us globally. If relationships with our employees or employees of our hotel owners or the unions that represent them become adverse, the properties we manage, franchise, own or lease have in the past and could in the future experience labor disruptions such as strikes, lockouts, boycotts and public demonstrations. A number of our collective bargaining agreements are in the process of being renegotiated, and, if more employees become unionized, we may be required to negotiate additional collective bargaining agreements in the future. Labor disputes, which may be more likely when collective bargaining agreements are being negotiated, could harm our relationship with our employees or employees of our hotel owners, result in increased regulatory inquiries and enforcement by governmental authorities and deter guests. Further, adverse publicity related to a labor dispute could harm our reputation and reduce customer demand for our services. Labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs and limitations on our ability or the ability of our third-party property owners to take cost saving measures during economic downturns. We do not have the ability to influence the negotiations of collective bargaining agreements covering unionized labor employed by third-party property owners. Increased unionization of our workforce, new labor legislation or changes in regulations could disrupt our operations and our ability to promote services expected by customers, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies.

Labor shortages or the loss of key senior management personnel could restrict our ability to operate our properties or grow our business or result in increased labor costs that could adversely affect our results of operations.

Our success depends in large part on our ability to attract, retain, train, manage and engage employees. As of December 31, 2023, we employed or managed approximately 178,000 individuals at our owned, leased and managed hotels and corporate offices around the world. If we are unable to attract, retain, train, manage and engage skilled individuals, our ability to staff and operate the hotels that we manage, own and lease could be diminished, which could reduce customer satisfaction, and our ability to manage our corporate business could be adversely affected. In addition, the inability of our franchisees to attract, retain, train, manage and engage skilled employees for the franchised hotels could adversely affect the reputation of our brands. Staffing shortages in various parts of the world also could hinder our ability to grow and expand our businesses. Because payroll costs are a major component of the operating expenses at our owned, leased and managed hotels, as well as our franchised hotels, a shortage of skilled labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations and the results of hotels that we manage on behalf of third-party owners. Additionally, an increase in minimum wage rates could increase costs and reduce profits for us and our franchisees, which could, in turn, lower demand from third-party owners to add hotels to our system. The COVID-19 pandemic negatively affected the labor market for employers. Labor shortages affected the ability of our hotels to hire or re-hire employees during the ongoing recovery from the downturn caused by the pandemic. Among the factors that caused the labor shortages were the relative reduced appeal of working in the hospitality industry in a downturn, alternatives available in other industries and perceived health and safety concerns. We also face challenges with respect to retaining corporate employees. If we lost the services of one or more senior executives, this could adversely affect strategic relationships, including relationships with third-party hotel owners, significant customers, joint venture partners and vendors, and limit our ability to execute our business strategies.

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

Conducting business in currencies other than the U.S. dollar ("USD") subjects us to fluctuations in foreign currency exchange rates that could have a negative effect on our financial results. We earn revenues and incur expenses in foreign currencies as part of our operations outside of the U.S. As a result, fluctuations in foreign currency exchange rates may significantly increase the amount of USD required for foreign currency denominated expenses or significantly decrease the USD received from foreign currency denominated revenues. We also have exposure to currency translation risk for the results of our business outside of the U.S. that are reported in local currencies and then translated to USD for inclusion in our consolidated financial statements. As a result, changes between the foreign currency exchange rates and the USD will affect the recorded amounts of our foreign assets, liabilities, revenues and expenses and could have a negative effect on our financial results. Our exposure to foreign currency exchange rate fluctuations will grow if the relative contribution of our operations outside the U.S. increases.

To mitigate foreign currency exposure, we enter into foreign exchange derivatives with financial institutions. However, these derivatives may not eliminate foreign currency exchange rate risk entirely and involve costs and risks of their own in the form of transaction costs, credit requirements, interest rate differentials and counterparty risk.

If the insurance that we or our property owners carry does not sufficiently cover damage or other potential losses or liabilities to third parties involving properties that we manage, franchise, own or lease, our profits could be reduced.

We operate in certain areas where the risk of natural or climate-related disaster or other catastrophic losses exists, and the occasional incidence of such an event could cause substantial damage to us, our property owners or the surrounding area. We carry, and/or we require our property owners to carry, insurance from solvent insurance carriers that we believe is adequate for foreseeable first-party and third-party losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control, such as the natural, climate-related and man-made disasters and geopolitical events that occurred in recent years, could limit the scope of the insurance coverage that we and our property owners can obtain or may otherwise restrict our or our property owners' ability to buy insurance coverage at reasonable rates. We anticipate increased costs of property, general liability and excess liability insurance across the portfolio in 2024 due to the significant losses that insurers suffered globally in recent years. In the event of a substantial loss, the insurance coverage that we and/or our property owners carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property. Additionally, certain types of losses may be uninsurable or prohibitively expensive to insure. In addition, other types of losses or risks that we may face could fall outside of the general coverage terms and limits of our policies.

While Hilton procures a standalone terrorism property damage policy that covers owned and leased hotels and other hotels that choose to participate, the U.S. Terrorism Risk Insurance Program (the "Program") also provides insurance capacity for terrorist acts and is currently authorized through December 31, 2027. If the Program is not extended or renewed upon its expiration in 2027, or if there are changes to the Program that would negatively affect insurance carriers, premiums for terrorism insurance coverage will likely increase and/or the terms of such insurance may be materially amended to increase stated exclusions or to otherwise effectively decrease the scope of coverage available, perhaps to the point where it is effectively unavailable.

In some cases, these factors could result in certain losses being partially or completely uninsured. As a result, we or the owners of properties that we manage or franchise could lose some or all of the capital we or they have invested in a property, as well as the anticipated future revenues, profits, management fees or franchise fees from the property.

Climate change could adversely affect our business.

As an operator and franchisor of hotels and resorts in 126 countries, we are subject to the physical effects of climate change, including sea level rise, droughts and intensified storms and other weather events. Damage to our hotels resulting from the physical effects of climate change could lower demand for travel to certain locales and affect the performance of certain of our hotels, which could in turn have a negative impact on our results of operations. Additionally, our competitors may have sustainability initiatives that resonate more with guests and property owners than our initiatives do, which may cause reduced consumer demand at our hotel properties in favor of other brands.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to ESG matters, that could increase costs or expose us to reputational and other risks.

We are subject to the evolving rules and regulations with respect to ESG matters of a number of governmental and self-regulatory bodies and organizations, including the SEC, the New York Stock Exchange ("NYSE"), the Financial Accounting Standards Board, the state of California, and the European Union, that could make compliance more difficult and uncertain. In addition, regulators, guests, investors, employees and other stakeholders are increasingly focused on ESG matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention to comply with or meet those regulations and expectations. Developing and acting on ESG initiatives and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming. Further, ESG related information is subject to evolving reporting standards that continue to be introduced in various states and jurisdictions. Our ESG initiatives and goals could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy or completeness of our ESG disclosures. Further, statements about our ESG related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, our reputation and financial results could be adversely affected.

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

We are subject to ongoing and periodic tax audits and disputes in U.S. federal and various state, local and foreign jurisdictions. In particular, our consolidated U.S. federal income tax returns for the fiscal years ended December 31, 2011 through December 31, 2018 are actively under audit by the Internal Revenue Service ("IRS"). The IRS previously proposed material increases to our income tax liability related to our Hilton Honors guest loyalty program through the tax year ended December 31, 2018, which we consider effectively settled. We recognized the effects of the settlement in prior periods. The taxation of the Hilton Honors program continues to be subject to audit, and we could receive material tax assessments on the same issues in the future. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely affecting our financial condition or results of operations.

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

We have a significant amount of indebtedness. As of December 31, 2023, our total indebtedness, excluding the deduction for unamortized deferred financing costs and discounts, was approximately $9.3 billion, and our contractual debt maturities of our long-term debt for the years ending December 31, 2024, 2025 and 2026 are $39 million, $529 million and $26 million, respectively. Our substantial debt and other contractual obligations could have important consequences, including:

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

Hilton Worldwide Holdings Inc. is a holding company, and substantially all of its consolidated assets are owned by, and most of its business is conducted through, its subsidiaries. Revenues from these subsidiaries are our primary source of funds for debt payments and operating expenses. If our subsidiaries are restricted from making distributions to us, that may impair our ability to meet our debt service obligations or otherwise fund our operations. Moreover, there may be restrictions on payments by subsidiaries to their parent companies under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to stockholders only from profits. As a result, although a subsidiary of ours may have cash, we may not be able to obtain that cash to satisfy our obligation to service our outstanding debt or fund our operations.

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
•make certain investments;

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

Our dividend policy may change at any time without notice to our stockholders. As a result of the COVID-19 pandemic, we suspended payment of our quarterly cash dividend to holders of our common stock beginning in 2020 and did not resume quarterly dividend payments until June 2022. The declaration and payment of any future dividends is at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, limitations imposed by our indebtedness, legal requirements and other factors that our board of directors deems relevant. If we were to cease dividend payments, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than that which you paid for it.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Cybersecurity Governance

Hilton has a dedicated Global Information Security team (collectively, the "GIS team") led by our Chief Information Security Officer ("CISO") that is responsible for identifying, assessing, monitoring, managing and communicating the Company's cybersecurity risks. The GIS team is organized into five functional areas: (i) cloud, network and infrastructure architecture security; (ii) application security; (iii) incident response; (iv) endpoint security and vulnerability management; and (v) governance, risk and compliance ("GRC"). Collectively, the GIS team has decades of dedicated cybersecurity experience with personnel certified in various disciplines, including data privacy, enterprise risk management, cloud security and ethical hacking.

While the full board of directors has overall responsibility for risk oversight, for cyber security matters, it is supported by its Audit Committee, which regularly reports to the full board of directors. The Audit Committee assists the board of directors in monitoring cybersecurity risk by receiving quarterly reports and as needed updates from the Chief Information Officer and the CISO, that cover, among other things, our information security framework, threat assessment, response readiness and training efforts.

Hilton has adopted a Cybersecurity Policy that requires all employees to immediately report a potential cybersecurity incident to the GIS team, and all employees are required to certify their understanding of the Cybersecurity Policy on an annual basis. Our Global Cybersecurity Incident Response Plan ("CIRP") includes the criteria for determining if a cybersecurity incident is considered a qualifying cybersecurity incident ("QCI"), which requires management escalation and review, identifies the first response team and the leadership team responsible for supervising the response and provides guidelines for when and how to communicate such incident to the appropriate members of management and the Audit Committee.

Cybersecurity Strategy and Risk Management

The GIS team leverages several mechanisms to continuously identify and assess cybersecurity risks across the Company and utilizes a GRC platform to monitor identified risks and mitigation and remediation activities. The GIS team uses defined industry accepted risk management and controls frameworks to determine the potential likelihood and impact of each risk. Monitoring activities are designed and executed based on the materiality of the assessed likelihood and magnitude of impact of the risks that are identified. The GIS team, with the assistance of third-party consultants, performs application security reviews, penetration tests and gap assessments against certain cybersecurity frameworks. Management reviews any assessments performed by the third-party consultants and determines the final evaluations and communication plan, which the GIS team executes.

In the event of a reported potential cybersecurity incident, a first response team, which includes leaders of the GIS team, other members of management and the legal team, determines without undue delay whether it is a QCI as defined in the CIRP. If an incident is determined to be a QCI, the process included in the CIRP is initiated and such incident is communicated to the designated leadership team, including Hilton's general counsel. Further, appointed leaders collaborate on determining if the incident is material, as well as the resulting response, including any legal and financial reporting obligations of the Company. Information also is provided to additional members of senior management as appropriate. The remediation plan for the QCI is entered within Hilton's GRC platform and monitored and reviewed at least monthly to ensure effective implementation; depending upon the type of incident, additional reporting may be produced and monitored by the GIS team to ensure the effectiveness of the remediation plan. All cybersecurity incidents are tracked within our incident response platform, regardless of the potential materiality of the impact.

We also have a process in place to manage cybersecurity risks associated with third-party service providers. However, we rely on the third parties we use to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.

As of the date of this report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. However, as discussed under "Part I—Item 1A. Risk Factors," specifically the risks titled "Failures in, material damage to or interruptions in our information technology systems, software or websites, including as a result of cyber-attacks on our systems or systems operated by third parties that provide operational and technical services to us, costs associated with protecting the integrity and security of personal data and other sensitive information and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations" and "Cyber-attacks could have a disruptive effect on our business," the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

Item 2.        Properties

Hotel Properties

Joint Venture Hotels

As of December 31, 2023, we had a minority or noncontrolling financial interest in the entities that own or lease the following 5 properties, representing 2,244 rooms, and we manage each of the hotels for these entities. We have a right of first refusal to purchase additional equity interests in certain of these joint ventures.

Property	Location	Ownership Percentage	Rooms
Conrad Hotels & Resorts
Conrad Cairo	Cairo, Egypt	10%	614
Hilton Hotels & Resorts
Hilton Tokyo Bay	Urayasu-shi, Japan	24%	828
Hilton Nagoya	Nagoya, Japan	24%	460
Hilton Mauritius Resort & Spa	Flic-en-Flac, Mauritius	20%	193
Hilton Imperial Dubrovnik	Dubrovnik, Croatia	18%	149

Leased Hotels

As of December 31, 2023, we leased the following 46 hotels, representing 15,247 rooms.

Property	Location	Rooms
Waldorf Astoria Hotels & Resorts
Rome Cavalieri, Waldorf Astoria Hotels & Resorts	Rome, Italy	370
Waldorf Astoria Amsterdam	Amsterdam, Netherlands	93
Conrad Hotels & Resorts
Conrad Osaka	Osaka, Japan	164
Hilton Hotels & Resorts
Hilton Tokyo(1)	(Shinjuku-ku) Tokyo, Japan	830
Ramses Hilton	Cairo, Egypt	811
Hilton Vienna	Vienna, Austria	663
Hilton London Kensington	London, United Kingdom	601
Hilton Osaka(1)	Osaka, Japan	562
Hilton Tel Aviv	Tel Aviv, Israel	560
Hilton Istanbul Bosphorus	Istanbul, Turkiye	500
Hilton Munich Park	Munich, Germany	484
Hilton Munich City	Munich, Germany	483
London Hilton on Park Lane	London, United Kingdom	453
Hilton Diagonal Mar Barcelona	Barcelona, Spain	433
Hilton Mainz	Mainz, Germany	431
Hilton Trinidad & Conference Centre	Port of Spain, Trinidad	405
Hilton London Heathrow Airport	London, United Kingdom	398
Hilton Addis Ababa	Addis Ababa, Ethiopia	372
Hilton Vienna Danube Waterfront	Vienna, Austria	368
Hilton Frankfurt City Centre	Frankfurt, Germany	342
Hilton Sandton	Sandton, South Africa	329
Hilton Glasgow	Glasgow, United Kingdom	322
Hilton Milan	Milan, Italy	320
Hilton Brisbane	Brisbane, Australia	319
The Waldorf Hilton, London	London, United Kingdom	298
Hilton Cologne	Cologne, Germany	296

(continued on next page)

Property	Location	Rooms
Hilton Stockholm Slussen	Stockholm, Sweden	289
Hilton Madrid Airport	Madrid, Spain	284
Hilton London Canary Wharf	London, United Kingdom	282
Hilton Amsterdam	Amsterdam, Netherlands	271
Hilton Newcastle Gateshead	Newcastle Upon Tyne, United Kingdom	254
Hilton Vienna Plaza	Vienna, Austria	254
Hilton London Tower Bridge	London, United Kingdom	248
Hilton Antwerp Old Town	Antwerp, Belgium	210
Hilton Reading	Reading, United Kingdom	210
Hilton Leeds City	Leeds, United Kingdom	208
Hilton Watford	Watford, United Kingdom	200
Hilton Nottingham	Nottingham, United Kingdom	176
Hilton London Croydon	Croydon, United Kingdom	168
Hilton Cobham	Cobham, United Kingdom	158
Hilton Paris La Défense	Paris, France	153
Hilton East Midlands Airport	Derby, United Kingdom	152
Hilton Northampton	Northampton, United Kingdom	144
Hilton London Hyde Park	London, United Kingdom	136
Hilton York	York, United Kingdom	131
Hilton Puckrup Hall, Tewkesbury	Tewkesbury, United Kingdom	112
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

Item 3.         Legal Proceedings

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums, including proceedings involving tort and other general liability claims, employee claims, consumer protection claims and claims related to our management of certain hotels. We recognize a liability when we believe the loss is probable and can be reasonably estimated. Most occurrences involving liability, claims of negligence and employees are covered by indemnification from third-party hotel owners and/or policies that we hold with solvent insurance carriers. The ultimate results of claims and litigation cannot be predicted with certainty. We believe we have adequate reserves against such matters. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities

Market Information and Dividends

Our common stock is listed for trading on the NYSE under the symbol "HLT." As of December 31, 2023, there were eight holders of record of our common stock, which does not include a substantially greater number of beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

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

Performance Graph

The following graph compares Hilton's cumulative total stockholder return since December 31, 2018 with the Standard and Poor's ("S&P") 500 Index ("S&P 500") and the S&P Hotels, Resorts & Cruise Lines Index ("S&P Hotel"). The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2018. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Hilton	$100.00	$155.47	$156.21	$219.01	$178.00	$257.53
S&P 500	100.00	131.47	155.65	200.29	163.98	207.04
S&P Hotel	100.00	137.05	101.59	121.75	92.23	153.39

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended December 31, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
October 1, 2023 to October 31, 2023	1,758,248	$151.02	1,758,248	$1,262
November 1, 2023 to November 30, 2023	1,303,034	165.08	1,303,034	4,047
December 1, 2023 to December 31, 2023	1,503,791	176.57	1,503,791	3,782
Total	4,565,073	163.45	4,565,073
____________
(1)Includes commissions paid.
(2)In November 2023, our board of directors authorized the repurchase of an additional $3.0 billion of our common stock under our stock repurchase program, which was initially announced in February 2017 and subsequently increased in November 2017, February 2019, March 2020 and November 2022. As such, our stock repurchase program allows for the repurchase of up to a total of $11 billion of our common stock. Under this publicly announced program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.         [Reserved]

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

For the discussion of the financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 9, 2023, which is incorporated herein by reference.

COVID-19 Pandemic

Although our results for the year ended December 31, 2022 included a strong recovery from the pandemic when compared to the same periods in 2020 and 2021, the Omicron variant of COVID-19 limited the recovery of certain regions and segments of our business during the beginning of that period. As such, the results for the year ended December 31, 2023 reflect improvement in comparison to the year ended December 31, 2022, when considering the pandemic. While certain regions and customer segments, particularly business and group travel, continue to recover from the impacts of the pandemic, our global growth when comparing 2023 to 2022 is more normalized than it was during the height of the pandemic and our subsequent recovery. Additionally, given the impacts of the pandemic on prior periods, the improvement in our results during the year ended December 31, 2023 is not necessarily indicative of future performance or future growth patterns.

Overview

Our Business

Hilton is one of the largest hospitality companies in the world, with 7,530 properties comprising 1,182,937 rooms in 126 countries and territories as of December 31, 2023. Our premier brand portfolio includes luxury, lifestyle, full service, focused service and all-suites hotel brands, as well as our timeshare brands. As of December 31, 2023, we had 180 million members in our award-winning guest loyalty program, Hilton Honors, a 19 percent increase from December 31, 2022.

Segments and Regions

We analyze our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments that are based on similar products and services: (i) management and franchise and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our IP. Revenues from this segment include: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from our strategic partners, including co-branded credit card providers, and HGV; and (iii) fees for managing hotels in our ownership segment. As a manager of hotels, we typically are responsible for supervising or operating the hotel in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and related commercial services, such as our reservations system, marketing and information technology services, while a third party manages or operates such franchised hotels. The ownership segment primarily derives revenues from nightly hotel room sales, food and beverage sales and other services at our consolidated owned and leased hotels.

We conduct business in three distinct geographic regions: (i) the Americas; (ii) EMEA; and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S., which represented 67 percent of our system-wide hotel rooms as of December 31, 2023, is included in the Americas region, it is often analyzed separately and apart from the Americas region and, as such, it is presented separately within our hotel operating statistics in "—Results of Operations." The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within our hotel operating statistics in "—Results of Operations." The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

System Growth and Development Pipeline

Our strategic objectives include the continued expansion of our global hotel network, in particular our fee-based business. As we enter into new management and franchise contracts, we expand our business with limited or no capital investment by us as the manager or franchisor, since the capital required to build, renovate and maintain hotels is typically provided by the third-party owners with whom we contract to provide management services or license our IP. Prior to approving the addition of new hotels to our management and franchise development pipeline, we evaluate the economic viability of the hotel based on its geographic location, the credit quality of the third-party owner and other factors. By increasing the number of management and franchise contracts with third-party owners, over time we expect to increase revenues, overall return on invested capital and cash available to support our business needs. See further discussion on our cash management policy in "—Liquidity and Capital Resources." The current economic environment, including elevated levels of inflation and interest rates, has posed certain challenges to the execution of our growth strategy, which have included and may continue to include delays in openings and new development.

In addition to our current hotel portfolio, we are focused on the growth of our business by expanding our global hotel network through our development pipeline, which represents hotels that we expect to add to our system in the future. The following table summarizes our development activity:

	As of or for the Year Ended December 31, 2023
	Hotels	Rooms(1)
Hotel system
Openings	395	62,900
Net additions(2)	353	53,100

Development pipeline
Additions	994	130,200
Count as of period end(3)(4)	3,274	462,400
____________
(1)Rounded to the nearest hundred.
(2)Represents room additions, net of rooms removed from our system. Net unit growth for the year ended December 31, 2023 was 4.9 percent.
(3)The hotels in our development pipeline were under development throughout 118 countries and territories, including 30 countries and territories where we had no existing hotels.
(4)Of the total rooms in our development pipeline, 216,600 were under construction and 259,800 were located outside of the U.S. Nearly all of the rooms in our development pipeline will be in our management and franchise segment upon opening. We do not consider any individual development project to be material to us.

Principal Components and Factors Affecting our Results of Operations

Revenues

Principal Components

We primarily derive our revenues from the following sources:

•Franchise and licensing fees. Represents fees earned in connection with licensing our IP, including our brands. Under our long-term franchise contracts with hotel owners, franchisees typically pay us franchise fees that include: (i) monthly royalty fees, generally based on a percentage of the hotel's monthly gross room revenue, and, in some cases, may also include a percentage of gross food and beverage revenues and other revenues, as applicable; and (ii) application, initiation and other fees for when new hotels enter the system, when there is a change of ownership of a hotel or when contracts with hotels already in our system are extended. Consideration provided to incentivize hotel owners to enter into franchise contracts with us is amortized over the life of the applicable contract as a reduction to franchise and licensing fees. Our non-hotel license agreements, for which we receive licensing fees, are predominantly with strategic partners, including co-branded credit card providers, and HGV.

•Base and incentive management fees. Represents fees earned in connection with the management of hotels. Terms of our management contracts vary, but our fees typically consist of a base management fee, which is generally based on a percentage of the hotel's monthly gross operating revenue and, when applicable, an incentive management fee, which is generally based on a percentage of the hotel's operating profits, normally over a one calendar year period, and, in some cases, may be subject to a stated return threshold to the hotel owner. Outside of the U.S., our fees are often more dependent on hotel profitability measures, either because of a single management fee structure where the entire fee is an incentive management fee, or because our two-tier fee structure is more heavily weighted toward the incentive management fee than the base management fee. Consideration provided to incentivize hotel owners to enter into management contracts with us is amortized over the life of the applicable contract as a reduction to base and other management fees.

•Owned and leased hotels. Represents revenues derived from the operations of our consolidated owned and leased hotels, including hotel room sales, accommodations sold in conjunction with other services, food and beverage sales and other ancillary goods and services. These revenues are primarily derived from two categories of customers: transient and group. Transient guests are individual travelers who are traveling for business or leisure. Group guests are travelers who are traveling for group events that reserve rooms for meetings, conferences or social functions, and may be sponsored by corporate, social, military, educational, religious or other organizations or associations. Group business usually includes a block of room accommodations, as well as other ancillary services, such as meeting facilities and catering and banquet services. A majority of our food and beverage sales and other ancillary goods and services are provided to customers who are also occupying rooms at our hotels. As a result, occupancy affects all components of our owned and leased hotels revenues.

•Other revenues. Represents revenues primarily generated by our purchasing operations.

•Other revenues from managed and franchised properties. Represents amounts that are contractually reimbursed to us by property owners, either directly as costs are incurred or indirectly through monthly program fees related to certain costs and expenses supporting the operations of the related properties. The direct reimbursements by hotel owners are primarily for payroll and related costs if the managed hotel employees are legally employed by us. We have no legal responsibility for the employee liabilities related to certain of our managed properties, predominately those located outside of the U.S., where we are not the legal employer, as well as the employees or the liabilities associated with operating franchised properties. Revenues and expenses for these direct reimbursements have no net effect on operating income (loss) or net income (loss). For the indirect reimbursements, Hilton collects monthly program fees from our managed and franchised properties, which are based on the underlying hotel's sales or usage. The program fees serve as reimbursement for the costs related to the operation of our marketing, sales and brand programs and shared services. Other revenues from managed and franchised properties also includes revenues related to our Hilton Honors guest loyalty program, which are primarily derived from payments from hotel franchisees and third-party owners of hotels we manage that participate in the program, as well as strategic partners. We are contractually required to use these fees that we collect solely for these programs.

Factors Affecting our Revenues

The following factors affect the revenues we derive from our operations:

•Consumer demand and global economic conditions. Consumer demand for our products and services, as well as the products and services of the third parties from which we earn licensing fees, is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Among other factors, declines in consumer demand due to adverse general economic conditions, risks reducing or otherwise negatively affecting travel patterns, lower consumer confidence and adverse geopolitical conditions can reduce the amount of management and franchise fees we are able to generate and/or reduce the revenues and profitability of the operations of our owned and leased hotels. Further, competition for hotel guests and the supply of hotel services affect our ability to sustain or increase rates charged to customers of our hotels. Also, declines in hotel profitability during an economic downturn directly affect the incentive portion of our management fees, which is based on hotel profitability measures. As a result, changes in consumer demand and general business cycles have historically subjected and could in the future subject our revenues to significant volatility.

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

Expenses

Principal Components

We primarily incur the following expenses:

•Owned and leased hotels. Reflects the operating expenses of our consolidated owned and leased hotels, including room expenses, food and beverage costs, other support costs and property expenses. Room expenses include compensation costs for housekeeping, laundry and front desk staff, as well as supply costs for guest room amenities and laundry. Food and beverage costs include costs for wait and kitchen staff and food and beverage inventory. Other support expenses include costs associated with property-level management, utilities, sales and marketing, operating hotel spas, operating telephones, parking and other guest recreation, entertainment and other services. Property expenses include property taxes, repairs and maintenance, rent and insurance.

•Depreciation and amortization. These are non-cash expenses that primarily consist of: (i) amortization of capitalized software costs; (ii) depreciation and amortization of property and equipment, including our finance lease right-of-use ("ROU") assets, such as buildings and furniture and equipment that are used in corporate operations or at our consolidated owned and leased hotels; and (iii) amortization of intangible assets that were recorded at their fair value at the time of the 2007 transaction whereby we became a wholly owned subsidiary of affiliates of Blackstone Inc. (the "Merger"). As of January 1, 2021 the only remaining finite-lived intangible assets resulting from the Merger related to leases, international management contracts and our Hilton Honors guest loyalty program. The assets related to the international management contracts and Hilton Honors, which both had useful lives of 16 years, were fully amortized during the year ended December 31, 2023.

•General and administrative. Consists primarily of compensation costs for our corporate employees, including share-based compensation; professional fees, including consulting, audit and legal fees; travel and entertainment expenses; credit losses for estimated uncollectible management, franchise and other fees; and administrative and related expenses.

•Other expenses. Primarily consists of expenses incurred by our purchasing operations.

•Other expenses from managed and franchised properties. Represents certain costs and expenses that are contractually reimbursed to us by property owners, primarily for (i) payroll and related costs for hotels that we manage where the employees are legally employed by us and (ii) expenses related to our marketing, sales, brands and shared services programs. We are contractually required to use these fees solely for these programs. We have no legal responsibility for the employees or the liabilities associated with operating franchised properties or certain of our managed hotels, predominately those located outside of the U.S. Other expenses from managed and franchised properties also includes expenses for the operation of our Hilton Honors guest loyalty program.

Factors Affecting our Costs and Expenses

The following are principal factors that affect the costs and expenses we incur in the course of our operations:

•Fixed expenses. Many of the expenses associated with owning and leasing hotels are relatively fixed. These expenses include personnel costs, rent, property taxes, insurance and utilities. If we are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have an adverse effect on our net cash flows and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results of our ownership segment more significantly than the results of our management and franchise segment due to the high fixed costs associated with operating an owned or leased hotel. Employees at some of our owned and leased hotels are parties to collective bargaining agreements that may also limit our ability to make timely staffing or labor changes in response to declining revenues. In addition, any efforts to reduce costs, including the deferral or cancellation of capital improvements, could adversely affect the economic value of our hotels and brands. Additionally, the general and administrative expenses of operating a global business also include fixed personnel costs, rent, property taxes, insurance and utilities. The effectiveness of any cost-cutting efforts related to owning and leasing hotels or corporate operations is limited by the amount of inherent fixed costs. However, we have taken steps to manage our fixed costs to levels we believe are appropriate to maximize profitability and respond to market conditions, while continuing to optimize value for the experiences of our customers, owners and Hilton employees, which supports the long-term sustainability of our brands and business.

•Changes in depreciation and amortization expenses. We capitalize costs associated with certain software development projects and, as those projects are completed and placed into service, amortization expense will increase. As the finite-lived intangible assets that were recorded at the Merger become fully amortized, amortization expense will decrease. As of December 31, 2023, the only remaining finite-lived intangible assets that resulted from the Merger were those related to leases, as included in other intangible assets. Additionally, changes in depreciation expense may be driven by renovations of existing hotels, acquisition or development of new hotels, the disposition of existing hotels or corporate facilities through sale, closure or lease termination, lease renewals, expenditures related to our corporate facilities or changes in estimates of the useful lives of our assets. As we place new assets into service, we will be required to recognize additional depreciation expense on those assets. If we are required to recognize impairment losses related to our depreciable assets or finite-lived intangible assets, the related depreciation or amortization expense, respectively, will decrease.

Other Items

Effect of foreign currency exchange rate fluctuations

Significant portions of our operations are conducted in functional currencies other than our reporting currency, which is USD, and we have assets and liabilities, including those that are payable or receivable by consolidated subsidiaries, denominated in a variety of foreign currencies. As a result, we are required to translate the results of those operations, assets and liabilities from their functional currency into USD at market-based foreign currency exchange rates for each reporting period. When comparing our results of operations between reporting periods, there may be material portions of the changes in our revenues or expenses that are derived from fluctuations in foreign currency exchange rates experienced between those periods. We hedge foreign currency exchange-based cash flow variability of certain of our fees using forward contracts designated as hedging instruments. We also hold short-term forward contracts to offset exposure to fluctuations in certain of our foreign currency denominated cash balances and intercompany financing arrangements, and we have not currently elected to designate these forward contracts as hedging instruments.

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

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported; and (iii) have not undergone large-scale capital projects, sustained substantial property damage, encountered business interruption or for which comparable results were not available. Of the 7,438 hotels in our system as of December 31, 2023, 5,906 hotels were classified as comparable hotels. Our 1,532 non-comparable hotels as of December 31, 2023 included 359 hotels, or less than five percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they underwent large-scale capital projects, sustained substantial property damage, encountered business interruption or comparable results were otherwise not available.

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

References to occupancy, ADR and RevPAR are presented on a comparable basis, based on the comparable hotels as of December 31, 2023, and references to ADR and RevPAR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the years ended December 31, 2023 and 2022 use the foreign currency exchange rates used to translate the results of the Company's foreign operations within its consolidated financial statements for the year ended December 31, 2023.

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

We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) these measures are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions and (ii) these measures are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry. Additionally, these measures exclude certain items that can vary widely across different industries and among competitors within our industry. For instance, interest expense and income taxes are dependent on company specifics, including, among other things, capital structure and operating jurisdictions, respectively, and, therefore, could vary significantly across companies. Depreciation and amortization expenses, as well as amortization of contract acquisition costs, are dependent upon company policies, including the method of acquiring and depreciating assets and the useful lives that are assigned to those depreciating or amortizing assets for accounting purposes. For Adjusted EBITDA, we also exclude items such as: (i) FF&E replacement reserves for leased hotels to be consistent with the treatment of capital expenditures for property and equipment, where depreciation of such capitalized assets is reported within depreciation and amortization expenses; (ii) share-based compensation, as this could vary widely among companies due to the different plans in place and the usage of them; and (iii) other items that are not reflective of our operating performance, such as amounts related to debt restructurings and debt retirements and reorganization and related severance costs, to enhance period-over-period comparisons of our ongoing operations. Further, Adjusted EBITDA excludes the net effect of our cost reimbursement revenues and expenses, as we contractually do not operate the related programs to generate a profit over the terms of the respective contracts. The direct reimbursements from hotel owners are typically reimbursed as the costs are incurred and have no net effect on net income (loss). The fees we recognize related to the indirect reimbursements may be recognized before or after the related expenses are incurred, causing timing differences between the costs incurred and the related reimbursement from hotel owners, with the net effect impacting net income (loss) in the reporting period. However, the expenses incurred related to the indirect reimbursements are expected to equal the revenues earned from the indirect reimbursements over time, and, therefore, the net effect of our cost reimbursement revenues and expenses is not used by our management team to evaluate our operating performance or make day-to-day operating decisions.

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business, return to our stockholders through share repurchases and dividends or as measures of cash that will be available to us to meet our obligations.

Results of Operations
The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Year Ended	Change
	December 31, 2023	2023 vs. 2022
System-wide
Occupancy	71.8%	4.6%	pts.
ADR	$158.62	5.4%
RevPAR	$113.90	12.6%

U.S.
Occupancy	72.2%	2.1%	pts.
ADR	$165.16	4.1%
RevPAR	$119.22	7.2%

Americas (excluding U.S.)
Occupancy	69.4%	5.4%	pts.
ADR	$152.51	11.3%
RevPAR	$105.84	20.7%

Europe
Occupancy	72.5%	5.8%	pts.
ADR	$165.04	12.8%
RevPAR	$119.60	22.6%

MEA
Occupancy	72.3%	5.7%	pts.
ADR	$171.38	13.3%
RevPAR	$123.87	22.9%

Asia Pacific
Occupancy	70.1%	18.2%	pts.
ADR	$113.54	17.5%
RevPAR	$79.61	58.7%

All regions showed improvement in RevPAR during the year ended December 31, 2023 driven by both ADR, including the impact of inflation, and occupancy gains. Additionally, our group business showed the highest percentage improvement in RevPAR during the year of all of our customer segments, with RevPAR from both business and leisure travelers also improving. The growth in ADR and occupancy in the U.S. and Americas (excluding U.S.) during the period was led by returning group and business travelers; however, as travel patterns continued to normalize from the impacts of the pandemic, the growth year over year was less pronounced than prior year improvements. Additionally, Canada removed all COVID-19 travel restrictions in the fourth quarter of 2022, which contributed to the increase in RevPAR for 2023. Europe was led by group business and benefited from inbound travel, and our hotels in the United Kingdom drove the increase in RevPAR from business and leisure travel. The RevPAR improvement in MEA was driven by increased ADR across all customer segments, particularly from group business in the first half of the year and steady business and leisure improvements throughout the year. APAC led year-over-year RevPAR improvement on a regional basis, primarily due to business travelers and the removal of cross-border travel and COVID-19 restrictions since the latter half of 2022, particularly in Japan and China.

The table below provides a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2023	2022
	(in millions)
Net income	$1,151	$1,257
Interest expense	464	415
Income tax expense	541	477
Depreciation and amortization expenses	147	162
EBITDA	2,303	2,311
Loss (gain) on foreign currency transactions	16	(5)
Loss on investments in unconsolidated affiliate(1)	92	—
FF&E replacement reserves	63	54
Share-based compensation expense	169	162
Impairment losses	38	—
Amortization of contract acquisition costs	43	38
Net other expenses from managed and franchised properties	337	39
Other adjustments(2)	28	—
Adjusted EBITDA	$3,089	$2,599
____________
(1)Amount includes losses recognized related to equity and debt financing that we had previously provided to an unconsolidated affiliate with underlying investments in certain hotels that we currently manage or franchise; refer to Note 5: Loss on Investments in Unconsolidated Affiliate in our consolidated financial statements for additional information.
(2)Amount for the year ended December 31, 2022 was less than $1 million. Amounts for both periods include net losses (gains) related to certain of Hilton's investments in unconsolidated affiliates, other than the loss included separately in "loss on investments in unconsolidated affiliate," net losses (gains) on asset dispositions, severance and other items. Amount for the year ended December 31, 2023 also includes expenses recognized in connection with the amendment of our senior secured term loan facilities (the "Term Loans").

Revenues

	Year Ended December 31,		Percent Change
	2023	2022	2023 vs. 2022
	(in millions)
Franchise and licensing fees	$2,370	$2,068	14.6

Base and other management fees	$342	$294	16.3
Incentive management fees	274	196	39.8
Total management fees	$616	$490	25.7

The increases in franchise fees and management fees were primarily the result of increases in RevPAR at our comparable franchised and managed hotels, respectively. During the year ended December 31, 2023, RevPAR at our comparable franchised and managed hotels increased 9.1 percent and 23.2 percent, respectively, due to increased occupancy of 3.1 percentage points and 9.6 percentage points, respectively, and increased ADR of 4.4 percent and 6.1 percent, respectively, which included increases due to inflation.

Further, as new hotels enter our system, we expect such hotels to increase our franchise and management fees. Including new development and ownership type transfers, from January 1, 2022 to December 31, 2023, we added 664 franchised and managed properties on a net basis, providing an additional 102,100 rooms to our management and franchise segment, which also contributed to the increases in franchise and management fees.

Additionally, licensing fees increased as a result of increases in fees from our strategic partnerships and HGV. Increased fees from our strategic partnerships primarily resulted from new cardholder acquisitions and increased cardholder spend under our co-branded credit card arrangements. Increased fees from HGV resulted from increased timeshare revenues, inclusive of the impact of adding new timeshare properties to our system during the period, including those acquired by HGV from third-party companies.

Incentive management fees increased as they are based on hotels' operating profits, which generally improved from the prior year as increased consumer demand drove higher revenues, elevated margins and, ultimately, higher managed hotel profits.

	Year Ended December 31,		Percent Change
	2023	2022	2023 vs. 2022
	(in millions)
Owned and leased hotels revenues	$1,244	$1,076	15.6

The $168 million increase in owned and leased hotel revenues included a $165 million currency neutral increase and a $3 million increase resulting from favorable fluctuations in foreign currency exchange rates.

Revenues from our comparable owned and leased hotels increased $206 million, on a currency neutral basis, due to the increase in RevPAR at our comparable owned and leased hotels of 36.1 percent, which is reflective of the ongoing easing of travel restrictions in the latter half of 2022, which carried improved performance into 2023, particularly in Japan, as well as improved performance in the U.K. The increase in RevPAR was due to increases in occupancy of 11.9 percentage points and ADR of 13.9 percent, which included an increase due to inflation. The $41 million currency neutral decrease in revenues from our non-comparable owned and leased hotels included decreases from properties that exited our system after December 31, 2021, as well as the impact of properties undergoing renovations during the period and the business interruption that occurred at our leased hotel in Israel due to the ongoing military conflict.

	Year Ended December 31,		Percent Change
	2023	2022	2023 vs. 2022
	(in millions)
Other revenues	$178	$102	74.5

The increase in other revenues was primarily due to increased vendor rebates for purchases made directly by managed and franchised properties and other third parties and other revenues from our purchasing operations, including increased procurement volume from properties outside of our system that participate in our purchasing programs.

Operating Expenses

	Year Ended December 31,		Percent Change
	2023	2022	2023 vs. 2022
	(in millions)
Owned and leased hotels expenses	$1,141	$999	14.2

The $142 million increase in owned and leased hotels expenses included a $143 million increase on a currency neutral basis, which was partially offset by a $1 million decrease resulting from favorable fluctuations in foreign currency exchange rates.

Expenses from our comparable owned and leased hotels increased $137 million, on a currency neutral basis, as a result of increased occupancy and cost inflation both driving higher labor costs, utilities and other operating expenses, as well as an increase in rent expense. The net increase in owned and leased hotels expenses from our non-comparable owned and leased hotels included increased expenses for FF&E replacement reserves related to hotels undergoing renovations and decreases from properties that exited our system after December 31, 2021, as well as from the business interruption that occurred at our leased hotel in Israel.

	Year Ended December 31,		Percent Change
	2023	2022	2023 vs. 2022
	(in millions)
Depreciation and amortization expenses	$147	$162	(9.3)
General and administrative expenses	408	382	6.8
Impairment losses	38	—	NM(1)
Other expenses	112	60	86.7
____________
(1)Fluctuation in terms of percentage change is not meaningful.

The decrease in depreciation and amortization expenses was primarily due to a decrease in amortization expense, driven by the full amortization of: (i) certain intangible assets in 2023 that were recorded at the time of the Merger and (ii) certain software project costs during 2023 and 2022. The decrease in amortization expense was partially offset by an increase related to software additions between the periods.

The increase in general and administrative expenses was primarily due to an increase in costs related to payroll and other compensation costs.

We recognized $38 million of impairment losses during the year ended December 31, 2023 on assets associated with certain leased hotels; see Note 11: Fair Value Measurements in our consolidated financial statements for additional information.

The increase in other expenses was primarily due to costs associated with higher procurement volume from our purchasing operations, including for properties outside of our system that participate in our purchasing programs.

Non-operating Income and Expenses

	Year Ended December 31,		Percent Change
	2023	2022	2023 vs. 2022
	(in millions)
Interest expense	$(464)	$(415)	11.8
Gain (loss) on foreign currency transactions	(16)	5	NM(1)
Loss on investments in unconsolidated affiliate	(92)	—	NM(1)
Other non-operating income, net	39	50	(22.0)
Income tax expense	(541)	(477)	13.4
____________
(1)Fluctuation in terms of percentage change is not meaningful.

In November 2023, we amended the credit agreement governing our Term Loans, which resulted in an increase to the weighted average fixed spread on the overall variable rate on the Term Loans, and increased the outstanding balance by $500 million, both of which contributed to the increase in interest expense. The increase in interest expense also resulted from an increase in one-month SOFR, the benchmark for the Term Loans' interest rate, as well as an increase in variable rent for our finance leases, which is generally based on a percentage of hotel revenues or profits, which increased as discussed in "—Revenues." These increases were partially offset by a decrease in interest expense due to the net effect of the amortization of gains (losses) from accumulated other comprehensive loss related to interest rate swaps that we used to mitigate floating interest rate risk, including swaps that were dedesignated in prior periods. See Note 9: "Debt" in our consolidated financial statements for additional information on the interest rates on our indebtedness, which includes discussion of the Term Loans amendment.

The net gains and losses on foreign currency transactions are a result of changes in foreign currency exchange rates, including on certain intercompany financing arrangements, such as short-term cross-currency intercompany loans, as well as transactions denominated in foreign currencies.

The loss on investments in unconsolidated affiliate included: (i) a $44 million other-than-temporary impairment loss on our investment in one of our third-party unconsolidated affiliates (the "Fund"), which has underlying investments in certain hotels that we currently manage or franchise, and (ii) $48 million of credit losses on financing receivables provided to the Fund. See Note 5: "Loss on Investments in Unconsolidated Affiliate" and Note 11: "Fair Value Measurements" in our consolidated financial statements for additional information.

Other non-operating income, net consists of interest income, equity in earnings (losses) from unconsolidated affiliates, certain components of net periodic pension cost or credit related to our employee defined benefit pension plans and other non-operating gains and losses. The decrease in other non-operating income, net included the impact of an increase in the interest cost component of our net periodic pension cost, offset by an increase in our interest income, both resulting from increases in interest rates. Additionally, the year ended December 31, 2023 included $10 million of fees incurred in connection with the Term Loans amendment, while the year ended December 31, 2022 included an $11 million gain resulting from the remeasurement of certain investments in unconsolidated affiliates; the loss related to our investment in the Fund is presented separately in "loss on investments in unconsolidated affiliate" in our consolidated statement of operations, as discussed above.

The increase in income tax expense was primarily attributable to increases in uncertain tax position reserves related to our guest loyalty program.

Segment Results

As of December 31, 2023, our management and franchise segment included 800 managed and 6,679 franchised properties, respectively, consisting of 1,165,446 total rooms, and our ownership segment included 51 hotels consisting of 17,491 total rooms. Refer to Note 18: "Business Segments" in our consolidated financial statements for reconciliations of revenues for our reportable segments to consolidated total revenues and of segment operating income to consolidated income before income taxes.

For the year ended December 31, 2023, refer to "—Revenues" for further discussion of the increase in our franchise and licensing fees and total management fees, which are correlated to our management and franchise segment revenues and segment operating income, as well as for further discussion of the increase in revenues from our owned and leased hotels, which are correlated to our ownership segment revenues. In addition, refer to "—Operating Expenses" for further discussion of the increase in operating expenses at our owned and leased hotels, which, when netted with our ownership segment revenues and management fees charged by our management and franchise segment, results in our ownership segment operating income (loss).

Liquidity and Capital Resources

Overview

As of December 31, 2023, we had total cash and cash equivalents of $875 million, including $75 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents is related to cash collateral and cash held for FF&E reserves.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including:

•costs associated with the management and franchising of hotels;

•corporate expenses;

•payroll and compensation costs;

•taxes and compliance costs;

•scheduled debt maturities and interest payments on our outstanding indebtedness, which, excluding finance lease liabilities, are estimated to be approximately $502 million in 2024;

•lease payments under our finance and operating leases, which include minimum lease payments that are estimated to be approximately $41 million and $153 million, respectively, in 2024;

•costs, other than compensation and lease payments that are noted separately, associated with the operations of owned and leased hotels, including, but not limited to, utilities and operating supplies;

•committed contract acquisition costs;

•capital and maintenance expenditures for required renovations and maintenance at the hotels within our ownership segment;

•dividends as declared; and

•share repurchases.

Our known long-term liquidity requirements primarily consist of funds necessary to pay for:

•scheduled debt maturities and interest payments on our outstanding indebtedness, which, excluding finance lease liabilities, are estimated to total an aggregate of $11.5 billion after December 31, 2024;

•lease payments under our finance and operating leases, which include minimum lease payments that are estimated to total an aggregate of $123 million and $1,022 million, respectively, after December 31, 2024;

•committed contract acquisition costs;

•capital improvements to the hotels within our ownership segment;

•corporate capital and information technology expenditures;

•dividends as declared;

•share repurchases; and

•commitments to owners in our management and franchise segment made in the normal course of business for which we are reimbursed by these owners through program fees to operate our marketing, sales and brand programs and shared services.

During the year ended December 31, 2023, we repurchased approximately 15.6 million shares of our common stock for $2.3 billion. As of December 31, 2023, approximately $3.8 billion remained available for share repurchases under our stock repurchase program.

In circumstances where we have the opportunity to support our strategic objectives, we may provide guarantees or other commitments, as necessary, to owners of hotels that we currently or in the future will manage or franchise or other third parties. See Note 19: "Commitments and Contingencies" in our consolidated financial statements for additional information on our commitments that were outstanding as of December 31, 2023.

We have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases. Within the framework of our investment policy, we intend to finance our business activities primarily with cash on our balance sheet as of December 31, 2023, cash generated from our operations and, as needed, the use of the available capacity of our senior secured revolving credit facility (the "Revolving Credit Facility"). Additionally, we have continued access to debt markets and expect to be able to obtain financing as a source of liquidity as required and to extend maturities of existing borrowings, if necessary.

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

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Year Ended December 31,		Percent Change
	2023	2022	2023 vs. 2022
	(in millions)
Net cash provided by operating activities	$1,946	$1,681	15.8
Net cash used in investing activities	(305)	(123)	NM(1)
Net cash used in financing activities	(2,040)	(1,765)	15.6
____________
(1)Fluctuation in terms of percentage change is not meaningful; see additional details below.

Operating Activities

Cash flows from operating activities were primarily generated from management and franchise fee revenue and operating income from our owned and leased hotels. The increase during the period was primarily due to the increase in cash inflows generated from our management and franchise segment, largely as a result of the 12.1 percent increase in RevPAR at our comparable managed and franchised properties. The increase in cash inflows generated by operating activities was partially offset by a $152 million increase in payments of contract acquisition costs due to the timing of certain strategic hotel developments supporting our growth, as well as an $89 million increase in the net cash outflows related to income tax payments.

In April 2020, we pre-sold Hilton Honors points to American Express and, in the second quarter of 2022, all of those points had been used by American Express. As such, American Express resumed purchasing Hilton Honors points with cash in connection with a co-branded credit card arrangement with them, which contributed to the increase in our operating cash flows during the year ended December 31, 2023. We expect American Express to continue to purchase points with cash under the co-branded credit card arrangement in future periods.

Investing Activities

Net cash used in investing activities primarily included cash flows related to: (i) capitalized software costs that were related to various systems initiatives for the benefit of both our hotel owners and our overall corporate operations; (ii) capital expenditures for property and equipment related to corporate property and the renovation of certain hotels in our ownership segment, which increased between the periods due to the timing of certain corporate and hotel capital expenditure projects; and (iii) equity and debt financing that we provided to unconsolidated affiliates and owners of hotels that we manage or franchise to support our strategic objectives. Additionally, our investing activities include the net cash inflows and outflows related to our undesignated derivative financial instruments that we have in place to hedge against the impact of fluctuations in foreign currency exchange rates on certain of our intercompany loan and cash balances, which were primarily the result of changes in the exchange rates for the Pound Sterling ("GBP") to the U.S. dollar.

Financing Activities

Net cash used in financing activities during both the years ended December 31, 2023 and 2022 primarily related to the return of capital to stockholders, including dividends, which resumed in the second quarter of 2022, as well as share repurchases, which resumed in March 2022, after both programs were suspended in 2020. The increase in net cash used in financing activities was partially offset by the increase in net cash inflows related to additional borrowings on the Term Loans of $500 million, as well as those related to settlements of our interest rate swap with a financing component for which we receive a variable rate and pay a fixed rate, due to the increase in the variable interest rate.

Debt and Borrowing Capacity

As of December 31, 2023, our total indebtedness, excluding the deduction for unamortized deferred financing costs and discounts, was approximately $9.3 billion. No debt amounts were outstanding under our senior secured revolving credit facility as of December 31, 2023, which had an available borrowing capacity of $1,913 million after considering $87 million of outstanding letters of credit. For additional information on our total indebtedness and guarantees on our debt, refer to Note 9: "Debt" in our consolidated financial statements.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that we believe reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information available when they are made. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material effect on our financial position or results of operations.

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

As part of the evaluation of goodwill and brands intangible assets for potential impairment, we exercise judgment to:

•perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or brand intangible asset is less than its carrying value. Factors we consider when making this determination include assessing historical trends and the overall effect of current trends in and future expectations of the hospitality industry and the general economy and regional performance;

•decide whether to bypass the qualitative assessment and perform a quantitative assessment. Factors we consider when making this determination include negative changes in the Company or general economic conditions since the previous quantitative assessment was performed, the amount by which the fair value exceeded the carrying value at the time of the previous assessment and the period of time that has passed since such quantitative assessment; and

•perform a quantitative analysis to identify both the existence and the amount of an impairment loss. The estimated fair value is based on internal projections of expected future cash flows and operating plans, as well as market conditions relative to the operations of the reporting unit or brand, as applicable.

Changes in the estimates and assumptions used in our impairment analysis, or changes in the factors that we consider that would affect these estimates and assumptions, such as those described above, could result in impairment losses, which could be material.

Impairment of Certain Finite-Lived Assets

We evaluate the carrying value of our specifically identifiable lease intangible assets, operating and finance lease ROU assets and property and equipment for indicators of impairment. As part of the process, we exercise judgment to:

•determine if there are indicators of impairment present. Factors we consider when making this determination include assessing historical trends and the overall effect of current trends in and future expectations of the hospitality industry and the general economy and regional performance, capital costs and other asset-specific information;

•determine the projected undiscounted future cash flows when indicators of impairment are present to determine whether an asset group is recoverable by comparing the expected undiscounted future cash flows to the net carrying value of that asset group. Judgment is required when developing projections of future revenues and expenses to determine the undiscounted cash flows, which are based on estimated performance over the expected useful life of the asset group. Forward-looking estimates of performance are based on historical operating results, adjusted for current and expected future market conditions, as well as various internal projections and external sources; and

•determine the asset group fair value when an asset group is determined not to be recoverable. In determining the fair value, we often use internally-developed discounted cash flow models, appraisals, recent similar transactions in the market and, if appropriate and available for a specific asset group, current estimated net sales proceeds from pending offers. The discounted cash flow models include the undiscounted cash flows, as discussed above, which may require us to adjust for specific market conditions, and a discount rate to determine the present value of those cash flows. The discount rate applied to forward-looking projections takes into account market-specific considerations.

Changes in the estimates and assumptions used in our impairment analysis, or changes in the factors that we consider that would affect these estimates and assumptions, such as those described above, could result in impairment losses, which could be material.

Hilton Honors

We record a point redemption liability for amounts received from properties participating in our Hilton Honors guest loyalty program and from strategic partners affiliated with the loyalty program, in an amount equal to the estimated cost per point of the future redemption obligation. We engage third-party actuaries annually to assist in determining the fair value of the future reward redemption obligation using a discount rate and statistical formulas that project future point redemptions based on factors that require judgment, including: (i) an estimate of the number of points that will eventually be redeemed, which includes an estimate of breakage (i.e., points that will never be redeemed); (ii) an estimate of when such points will be redeemed; and (iii) an estimate of the cost of reimbursing managed and franchised properties and other third parties for redemptions. The cost of the points expected to be redeemed includes further estimates of available room nights, occupancy rates, room rates and any changes to the Hilton Honors program, including devaluation or appreciation of points based on changes in the number of points required to redeem a reward. Any amounts received related to the issuance of points that are in excess of the cost per point, as determined by an actuary, are recorded as deferred revenue in our consolidated balance sheet and recognized as revenue upon point redemption. We recognize revenue for point redemptions in the amount we expect to retain in excess of the cost per point, inclusive of estimated breakage, and limit the revenue recognized to an amount that is probable to not result in a significant reversal in the cumulative revenue recognized when breakage occurs.

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

Changes in our estimates and assumptions that are used to determine our estimated cost per point and the allocation of fees from strategic partnerships between the IP license fee and the Hilton Honors points could result in material changes in the balances of our liability for guest loyalty program and deferred revenues in our consolidated balance sheet. Further, the estimates and assumptions used for the allocation of fees could result in material changes to our licensing fees and other revenues from managed and franchised properties recognized in our consolidated statement of operations.

Income Taxes

We regularly review our deferred tax assets to assess their potential realization and establish valuation allowances for portions of such assets that we believe will not be ultimately realized. In performing this review, we consider all positive and negative evidence available, including, but not limited to, estimates and assumptions regarding projected future taxable income, the expected timing of reversals of existing temporary differences and the implementation of tax planning strategies, all of which require significant use of judgment. A change in these assumptions may increase or decrease our valuation allowances resulting in an increase or decrease in our effective tax rate, respectively, which could materially affect our consolidated financial statements. Refer to Note 13: "Income Taxes" for information on the balances of our deferred tax assets and respective valuation allowances as of December 31, 2023.

We record the benefits of income tax positions by recognizing the largest amount of income tax benefit more-likely-than-not to be realized upon resolution. Estimating this benefit involves, but is not limited to, interpreting complex tax laws in the multiple jurisdictions where we operate, evaluating the technical merits of each tax position and assessing amounts we would ultimately accept in a negotiated settlement with the tax authorities, if applicable. The complexities and judgment involved in estimating the Company's income tax positions could result in payments materially different than the liabilities previously recognized for such expected payments. Additionally, as new information becomes available (e.g., legislative changes or administrative rulings) changes in the Company's judgment and assumptions could result in adjustments to our existing income tax position recognition. Changes to these assumptions and estimates may increase or decrease our existing liabilities, resulting in additional income tax expense or benefit, respectively, which could materially affect our consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. These rate changes may affect future income, cash flows and the fair value of the Company, its assets and its liabilities. In certain situations, we may seek to reduce volatility associated with changes in interest rates and foreign currency exchange rates by entering into derivative financial instruments intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial instruments to the extent they meet our objectives to reduce volatility in our results of operations and cash flows, and we do not use derivatives for speculative purposes.

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate indebtedness. Our primary sensitivity in 2023 was to changes in one-month Secured Overnight Financing Rate ("SOFR"), as the interest rates on our Term Loans, which represent the majority of our variable-rate indebtedness, were based on this benchmark rate. We use an interest rate swap in order to maintain what we believe to be an appropriate level of exposure to interest rate variability. As of December 31, 2023, we held an interest rate swap for a portion of the Term Loans, through which we receive one-month term SOFR and pay a fixed rate. For our fixed-rate indebtedness, a change in interest rates impacts the fair value but generally does not have an impact on our future results of operations and cash flows.

The following table sets forth the current carrying values of our contractual maturities, total fair values and interest rates as of December 31, 2023 for our financial instruments that are materially affected by interest rate risk, including long-term debt and our interest rate swap:

	Maturities by Period
	2024	2025	2026	2027	2028	Thereafter	Carrying Value	Fair Value
	(dollars in millions)
Long-term debt(1):
Fixed-rate long-term debt	$—	$500	$—	$600	$500	$4,400	$6,000	$5,631
Weighted average fixed interest rate(2)							4.37%
Variable-rate long-term debt	$—	$—	$—	$—	$1,000	$2,119	$3,119	$3,129
Weighted average variable interest rate(2)(3)							7.38%
Interest rate swap(4):
Variable to fixed	$—	$—	$1,600	$—	$—	$—	$1,600	$75
Variable interest rate receivable(3)							5.36%
Fixed interest rate payable							1.76%
____________
(1)The carrying values exclude the deduction for unamortized deferred financing costs and any applicable discounts, as well as all finance lease liabilities and other debt of consolidated VIEs totaling $139 million and $9 million, respectively, as of December 31, 2023.
(2)The weighted average fixed interest rate is based on actual rates and the weighted average variable interest rate is based on the market rate that was applicable as of December 31, 2023.
(3)The variable interest rate receivable on the interest rate swap does not include fixed components of the overall variable interest rate, including applicable spreads.
(4)The carrying value reflects the notional amount and the variable interest rate receivable is based on the market rate prevailing as of December 31, 2023. We measure our derivative instruments at fair value and, as of December 31, 2023, our interest rate swap was in an asset position.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.

Ernst & Young LLP (PCAOB ID: 42), the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2023. The report is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Hilton Worldwide Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hilton Worldwide Holdings Inc.'s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hilton Worldwide Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity (deficit) for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 7, 2024 expressed an unqualified opinion thereon.

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
February 7, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Hilton Worldwide Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hilton Worldwide Holdings Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 7, 2024 expressed an unqualified opinion thereon.

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
The Company recognized $474 million of revenues during the year ended December 31, 2023 and had deferred revenues of $769 million and a liability for guest loyalty program of $2,732 million as of December 31, 2023 associated with the Hilton Honors guest loyalty and marketing program (the “Loyalty Program”). As discussed in Note 2 to the consolidated financial statements, the Company has a performance obligation to provide or arrange for the provision of goods or services, for free or at a discount, to Hilton Honors members in exchange for the redemption of points earned through participation in the Loyalty Program. The consideration for the Loyalty Program is received from hotel properties or other program partners at the time points are earned by Hilton Honors members. Such amounts are recognized as revenue when the related point obligation is satisfied based upon the estimated standalone selling price per point in excess of the related cost per point. Further, the Company earns licensing fees from its co-branded credit card arrangement, which are recognized as revenue when the points for Hilton Honors are issued, generally as spend with the co-branded credit card provider occurs.

Auditing the Loyalty Program is complex due to: (1) the complexity of models and high volume of data used to monitor and account for the Loyalty Program results, and (2) the complexity of estimating the standalone selling price of the performance obligations in the co-branded credit card arrangement.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of accounting for the Loyalty Program during the year. For example, we tested controls over the accounting model and data used in recording revenue when Hilton Honors points are redeemed, as well as management’s review of the assumptions and data inputs utilized in estimating the stand-alone selling price of the performance obligations identified in the co-branded credit card arrangement.

To test the recognition of revenue associated with the Loyalty Program, we performed audit procedures that included, among others, testing the clerical accuracy and consistency with US generally accepted accounting principles of the accounting model developed by the Company to recognize revenue associated with the Loyalty Program and testing significant inputs into the accounting model. As it relates to the co-branded credit card arrangement, we involved valuation professionals with specialized skills and knowledge and performed audit procedures that included, among others, testing the clerical accuracy and consistency with US generally accepted accounting principles of the valuation model used by the Company in estimating the standalone selling price of the identified performance obligations, testing significant inputs into the valuation model, and performing sensitivity analysis over the inputs to assess its impact on the determined standalone selling price.

Accounting for Income Taxes
Description of the matter
The Company recognized income tax expense of $541 million during the year ended December 31, 2023, and unrecognized tax benefits of $555 million as of December 31, 2023. As discussed in Note 2 to the consolidated financial statements, for all tax positions taken in a tax return, the Company will first determine whether it is more likely than not that a tax position will be sustained upon examination. If the Company determines that a position meets the more-likely-than-not recognition threshold, the benefit recognized in the financial statements is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

Auditing the accounting for income taxes is complex as a result of: (1) the judgment and estimation associated with both the identification and measurement of the Company's unrecognized tax benefits, including its evaluation of the technical merits related to matters for which no reserves or partial reserves have been recorded, and (2) the significant estimation associated with the measurement of unrecognized tax benefits outstanding as of the balance sheet date.

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

Tysons, Virginia
February 7, 2024

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$800	$1,209
Restricted cash and cash equivalents	75	77
Accounts receivable, net of allowance for credit losses of $131 and $117	1,487	1,327
Prepaid expenses	131	105
Other	121	152
Total current assets (variable interest entities – $65 and $43)	2,614	2,870
Intangibles and Other Assets:
Goodwill	5,052	5,032
Brands	4,846	4,840
Management and franchise contracts, net	1,064	887
Other intangible assets, net	173	161
Operating lease right-of-use assets	618	662
Property and equipment, net	382	280
Deferred income tax assets	140	204
Other	512	576
Total intangibles and other assets (variable interest entities – $112 and $152)	12,787	12,642
TOTAL ASSETS	$15,401	$15,512
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$1,979	$1,790
Current maturities of long-term debt	39	39
Current portion of deferred revenues	502	433
Current portion of liability for guest loyalty program	1,202	1,110
Total current liabilities (variable interest entities – $50 and $45)	3,722	3,372
Long-term debt	9,157	8,708
Operating lease liabilities	808	832
Deferred revenues	1,132	986
Deferred income tax liabilities	401	735
Liability for guest loyalty program	1,530	1,285
Other	998	692
Total liabilities (variable interest entities – $137 and $188)	17,748	16,610
Commitments and contingencies – see Note 19
Equity (Deficit):
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 253,488,288 outstanding as of December 31, 2023 and 267,860,301 outstanding as of December 31, 2022	3	3
Treasury stock, at cost; 80,807,049 shares as of December 31, 2023 and 65,217,085 shares as of December 31, 2022	(8,393)	(6,040)
Additional paid-in capital	10,968	10,831
Accumulated deficit	(4,207)	(5,190)
Accumulated other comprehensive loss	(731)	(706)
Total Hilton stockholders' deficit	(2,360)	(1,102)
Noncontrolling interests	13	4
Total deficit	(2,347)	(1,098)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$15,401	$15,512

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Franchise and licensing fees	$2,370	$2,068	$1,493
Base and other management fees	342	294	176
Incentive management fees	274	196	98
Owned and leased hotels	1,244	1,076	598
Other revenues	178	102	79
	4,408	3,736	2,444
Other revenues from managed and franchised properties	5,827	5,037	3,344
Total revenues	10,235	8,773	5,788

Expenses
Owned and leased hotels	1,141	999	679
Depreciation and amortization	147	162	188
General and administrative	408	382	405
Impairment losses	38	—	—
Other expenses	112	60	45
	1,846	1,603	1,317
Other expenses from managed and franchised properties	6,164	5,076	3,454
Total expenses	8,010	6,679	4,771

Loss on sales of assets, net	—	—	(7)

Operating income	2,225	2,094	1,010

Interest expense	(464)	(415)	(397)
Gain (loss) on foreign currency transactions	(16)	5	(7)
Loss on debt extinguishment	—	—	(69)
Loss on investments in unconsolidated affiliate	(92)	—	—
Other non-operating income, net	39	50	23

Income before income taxes	1,692	1,734	560

Income tax expense	(541)	(477)	(153)

Net income	1,151	1,257	407
Net loss (income) attributable to noncontrolling interests	(10)	(2)	3
Net income attributable to Hilton stockholders	$1,141	$1,255	$410

Earnings per share:
Basic	$4.36	$4.56	$1.47
Diluted	$4.33	$4.53	$1.46

Cash dividends declared per share	$0.60	$0.45	$—

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$1,151	$1,257	$407
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $(4), $22 and $6	8	(8)	(29)
Pension liability adjustment, net of tax of $1, $18 and $(27)	(3)	(49)	80
Cash flow hedge adjustment, net of tax of $10, $(44) and $(10)	(31)	130	31
Total other comprehensive income (loss)	(26)	73	82

Comprehensive income	1,125	1,330	489
Comprehensive loss (income) attributable to noncontrolling interests	(9)	(2)	2
Comprehensive income attributable to Hilton stockholders	$1,116	$1,328	$491

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022	2021
Operating Activities:
Net income	$1,151	$1,257	$407
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of contract acquisition costs	43	38	32
Depreciation and amortization expenses	147	162	188
Impairment losses	38	—	—
Loss on sales of assets, net	—	—	7
Loss (gain) on foreign currency transactions	16	(5)	7
Loss on debt extinguishment	—	—	69
Loss on investments in unconsolidated affiliate	92	—	—
Share-based compensation expense	169	162	193
Amortization of deferred financing costs and discounts	16	16	16
Deferred income taxes	(264)	34	(4)
Contract acquisition costs, net of refunds	(233)	(81)	(200)
Changes in operating assets and liabilities:
Accounts receivable, net	(126)	(270)	(301)
Prepaid expenses	(27)	(21)	(22)
Other current assets	16	78	(107)
Accounts payable, accrued expenses and other	181	198	273
Change in operating lease right-of-use assets	73	105	96
Change in operating lease liabilities	(98)	(113)	(123)
Change in deferred revenues	215	174	(128)
Change in liability for guest loyalty program	337	31	(105)
Change in other liabilities	284	(11)	(111)
Other	(84)	(73)	(78)
Net cash provided by operating activities	1,946	1,681	109
Investing Activities:
Capital expenditures for property and equipment	(151)	(39)	(35)
Issuance of financing receivables	(22)	(46)	(3)
Proceeds from (payments for) undesignated derivative financial instruments	(26)	79	(5)
Proceeds from asset dispositions	5	—	6
Capitalized software costs	(96)	(63)	(44)
Investments in unconsolidated affiliates	(15)	(53)	—
Other	—	(1)	24
Net cash used in investing activities	(305)	(123)	(57)
Financing Activities:
Borrowings	609	23	1,510
Repayment of debt	(183)	(48)	(3,230)
Debt issuance costs and redemption premium	(20)	—	(76)
Dividends paid	(158)	(123)	—
Repurchases of common stock	(2,338)	(1,590)	—
Share-based compensation tax withholdings	(54)	(58)	(49)
Proceeds from share-based compensation	51	29	52
Settlements of interest rate swap with financing component	53	2	—
Net cash used in financing activities	(2,040)	(1,765)	(1,793)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(12)	(19)	(10)
Net decrease in cash, restricted cash and cash equivalents	(411)	(226)	(1,751)
Cash, restricted cash and cash equivalents, beginning of period	1,286	1,512	3,263
Cash, restricted cash and cash equivalents, end of period	$875	$1,286	$1,512

See notes to consolidated financial statements. For supplemental disclosures, see Note 20: "Supplemental Disclosures of Cash Flow Information."

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in millions)

	Equity (Deficit) Attributable to Hilton Stockholders
				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Common Stock		Treasury Stock		Accumulated Deficit		Noncontrolling Interests	Total
	Shares	Amount
Balance as of December 31, 2020	277.6	$3	$(4,453)	$10,552	$(6,732)	$(860)	$4	$(1,486)
Net income (loss)	—	—	—	—	410	—	(3)	407
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	—	—	—	—	—	(29)	—	(29)
Pension liability adjustment	—	—	—	—	—	79	1	80
Cash flow hedge adjustment	—	—	—	—	—	31	—	31
Other comprehensive income	—	—	—	—	—	81	1	82
Share-based compensation	1.5	—	10	168	—	—	—	178
Balance as of December 31, 2021	279.1	3	(4,443)	10,720	(6,322)	(779)	2	(819)
Net income	—	—	—	—	1,255	—	2	1,257
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	—	—	—	—	—	(8)	—	(8)
Pension liability adjustment	—	—	—	—	—	(49)	—	(49)
Cash flow hedge adjustment	—	—	—	—	—	130	—	130
Other comprehensive income(1)	—	—	—	—	—	73	—	73
Dividends	—	—	—	—	(123)	—	—	(123)
Repurchases of common stock	(12.3)	—	(1,608)	—	—	—	—	(1,608)
Share-based compensation	1.1	—	11	111	—	—	—	122
Balance as of December 31, 2022(2)	267.9	3	(6,040)	10,831	(5,190)	(706)	4	(1,098)
Net income	—	—	—	—	1,141	—	10	1,151
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	—	—	—	—	—	9	(1)	8
Pension liability adjustment	—	—	—	—	—	(3)	—	(3)
Cash flow hedge adjustment	—	—	—	—	—	(31)	—	(31)
Other comprehensive loss	—	—	—	—	—	(25)	(1)	(26)
Dividends	—	—	—	—	(158)	—	—	(158)
Repurchases of common stock(3)	(15.6)	—	(2,369)	—	—	—	—	(2,369)
Share-based compensation	1.2	—	16	137	—	—	—	153
Balance as of December 31, 2023(2)	253.5	$3	$(8,393)	$10,968	$(4,207)	$(731)	$13	$(2,347)
____________
(1)     Amount related to noncontrolling interests was less than $1 million.
(2)    As of December 31, 2023 and 2022, 3.0 billion shares of preferred stock with a par value of $0.01 were authorized with no such shares issued.
(3)     Beginning January 1, 2023, amount includes excise tax as imposed by the Inflation Reduction Act of 2022.

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest global hospitality companies and is engaged in managing, franchising, owning and leasing hotels and resorts, and licensing its intellectual property ("IP"), including brand names, trademarks and service marks.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements present the consolidated financial position of Hilton as of December 31, 2023 and 2022 and the results of operations for the years ended December 31, 2023, 2022 and 2021.

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

The determination of a controlling financial interest is based upon the terms of the governing agreements of the respective entities, including the evaluation of rights held by third-party ownership interests. If the entity is considered to be a VIE, we evaluate whether we are the primary beneficiary and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interest in the entity, and, if we do, we consolidate the entity.

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

Use of Estimates

The preparation of financial statements in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates.

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

We do not adjust the promised amount of consideration for the effects of a significant financing component when it is our expectation, at contract inception, that the period between our transfer of a promised good or service to a customer and when the customer pays for that good or service will be twelve months or less, which it is in substantially all cases. Additionally, we do not typically include extended payment terms in our contracts with customers.

Management and franchise revenues

We identified the following performance obligations in connection with our management and franchise contracts:

•IP licenses grant the licensee the right to access our IP, including brand IP, reservations systems and property management systems.

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

Each of the identified performance obligations is considered to be a series of distinct services transferred over time, except for the performance obligation related to rewards from Hilton Honors, which is satisfied at the point in time when a Hilton Honors point is redeemed by the Hilton Honors member. For the performance obligations other than the one related to rewards from the Hilton Honors program, while the underlying activities may vary from day to day, the nature of the commitments are the same each day, and the property owner can independently benefit from each day's services. Management and franchise fees are typically based on the sales or usage of the underlying hotel, with the exception of fixed upfront fees, which usually represent an insignificant portion of the transaction price.

Franchise and licensing fees represent fees earned in connection with the licensing of one of our brands, usually under a long-term contract with a hotel owner, as well as fees from license agreements for the use of our IP, and include the following:

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

•Licensing fees for the use of our IP are earned from: (i) strategic partnerships, including from co-branded credit card arrangements, which are recognized as revenue when points for Hilton Honors are issued, generally as spend with the strategic partner or co-branded credit card provider occurs (see further discussion below under "Hilton Honors") and (ii) a license agreement with HGV for its timeshare business, which are typically billed monthly and recognized as revenue at the same time the fees are billed.

Management fees represent fees earned from hotels that we manage, usually under a long-term contract with a hotel owner, and include the following:

•Base management fees are generally based on a percentage of the hotel's monthly gross operating revenue. Base management fees are typically billed and collected monthly, and revenue is generally recognized as services are provided.

•Incentive management fees are generally based on a percentage of the hotel's operating profits, normally over a one-calendar year period (the "incentive period"), and, in some cases, may be subject to a stated return threshold to the hotel owner. Incentive management fee revenue is recognized on a monthly basis, but only to the extent the cumulative fee earned does not exceed the probable fee for the incentive period. Incentive management fee payment terms vary, but they are generally billed and collected monthly or annually upon completion of the incentive period.

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

We do not estimate revenues expected to be recognized related to our unsatisfied performance obligations for our:
(i) royalty fees, since they are considered sales-based royalty fees recognized as hotel room sales occur in exchange for licenses of our IP over the terms of the franchise contracts and (ii) other licensing fees, base management fees and incentive management fees since they are allocated entirely to the wholly unsatisfied promise to transfer IP or provide management services, respectively, which form part of a single performance obligation in a series, over the term of the individual contract.

Other revenues from managed and franchised properties represent amounts that are contractually reimbursed to us by property owners, either directly as costs are incurred or indirectly through monthly program fees related to certain costs and expenses supporting the operations of the related properties, and include the following:

•Direct reimbursements primarily include payroll and related costs of managed hotels, if the managed hotel employees are legally employed by us. Direct reimbursements are contractually reimbursed to us by the hotel owners as expenses are incurred. We have no legal responsibility for the employee liabilities related to certain of our managed properties, predominately those located outside of the U.S., where we are not the legal employer, as well as the employees or the liabilities associated with operating franchised properties. Revenue is recognized based on the amount of expenses incurred by Hilton, which are presented as other expenses from managed and franchised properties in our consolidated statement of operations, that are then reimbursed to us by the property owner typically on a monthly basis, which results in no net effect on operating income (loss) or net income (loss).

•Indirect reimbursements include marketing and sales expenses and other expenses associated with our brand programs and shared services, which are paid from program fees collected by Hilton from our managed and franchised properties. Indirect reimbursements are typically billed and collected monthly, based on the underlying hotel's sales or usage (e.g., gross room revenue or number of reservations processed), and revenue is generally recognized as services are provided. System implementation fees charged to property owners are deferred and recognized as revenue over the term of the management or franchise contract. The expenses incurred by Hilton to operate the marketing, sales and brand programs and shared services are recognized as incurred and are presented as other expenses from managed and franchised properties in our consolidated statement of operations.

The management and franchise fees and reimbursements from third-party property owners are allocated to the performance obligations and the distinct services to which they relate using their estimated standalone selling prices. The terms of the fees earned under the contract relate to a specific outcome of providing the services (e.g., hotel room sales) or to Hilton's efforts (e.g., costs) to satisfy the performance obligations. Using time as the measure of progress, we recognize fee revenue and indirect reimbursements in the period earned per the terms of the contract and revenue related to direct reimbursements in the period in which the cost is incurred. Our accounts receivable primarily consist of amounts due from the hotel owners with whom we have management and franchise contracts, including the reimbursements that we have incurred on behalf of our managed and franchised properties.

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

Owned and leased hotels revenues primarily consist of hotel room sales, revenues from accommodations sold in conjunction with other services (e.g., package reservations), food and beverage sales and sales of other ancillary goods and services (e.g., parking) related to consolidated owned and leased hotels. Revenue is recognized when a room stay occurs or goods and services have been provided. Payment terms typically align with when the goods and services are provided. Owned and leased hotels revenues are reduced upon issuance of Hilton Honors points for Hilton Honors members' paid stay transactions and are recognized when Hilton Honors points are redeemed for a free or discounted stay at an owned or leased hotel (see the "Hilton Honors" section below for additional information).

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

Other revenues

Other revenues primarily includes revenues generated by our purchasing operations for our owned, leased, managed and franchised hotels, as well as from properties outside of our system that participate in our purchasing programs. Purchasing revenues include any amounts we expect to retain for vendor rebate arrangements related to purchases made directly by managed and franchised properties, as well as properties outside of our system, through our purchasing programs.

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

Allowance for Credit Losses

An allowance for credit losses is provided on our financial instruments, primarily accounts receivable and notes receivable, which are included in other current assets and other assets in our consolidated balance sheet. Expected credit losses are also recorded on off-balance-sheet commitments, such as guarantees, letters of credit and financing commitments. Our expected credit losses are based on historical collection activity, the nature of the financial instrument, geographic considerations, current and forecasted business conditions and, in the case of off-balance-sheet commitments, the probability that funding will be required.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. In connection with the 2007 transaction whereby we became a wholly owned subsidiary of affiliates of Blackstone Inc. (the "Merger"), we recorded goodwill representing the excess purchase price over the fair value of the identified assets and liabilities.

We do not amortize goodwill, but rather evaluate goodwill for potential impairment on an annual basis or at other times during the year if indicators of impairment exist. Our reporting units are the same as our operating segments as described in Note 18: "Business Segments." We evaluate goodwill for potential impairment by comparing the carrying value of the reporting unit to its fair value. When we evaluate goodwill for potential impairment, generally, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine qualitatively that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if we decide to bypass the qualitative assessment, we perform a quantitative analysis. The quantitative analysis is used to identify both the existence of impairment and the amount of the impairment loss by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. The estimated fair value is based on forward-looking estimates of performance and cash flows of our reporting units, which are based on historical operating results, adjusted for current and expected future market conditions, as well as various internal projections and external sources. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss would be recognized in our consolidated statement of operations in an amount equal to the excess of the carrying value over the estimated fair value, limited to the total amount of goodwill allocated to that reporting unit.

As of December 31, 2023 and 2022, our goodwill balance was only attributable to our management and franchise reporting unit, which had no accumulated impairment losses as of either date. The changes in our goodwill balances during the years ended December 31, 2023 and 2022 were due to foreign currency translation.

Brands

Brands intangible assets were initially recorded at their fair value at the time of the Merger for the portfolio of brands that existed at the time of the Merger, using the relief-from-royalty valuation approach for owned and leased hotels and the excess earnings method for managed and franchised hotels. There are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of these brands, and, accordingly, the useful lives of these brands are considered to be indefinite. A portion of our brands intangible assets are denominated in foreign currencies and, as such, a period over period change in these assets is attributable to fluctuations in foreign currency exchange rates. We have not recorded any intangible assets for brands that were launched subsequent to the Merger.

We evaluate our indefinite-lived brands intangible assets for impairment on an annual basis or at other times during the year if indicators of impairment exist. When we evaluate our brands intangible assets for potential impairment, generally, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If we determine qualitatively that the fair value of the asset is more likely than not less than its carrying value, or if we decide to bypass the qualitative assessment, we perform a quantitative analysis. The estimated fair value of the brand intangible asset is based on internal projections of expected future cash flows generated by the brand. If the carrying value of the brand intangible asset exceeds its estimated fair value, an impairment loss would be recognized in our consolidated statement of operations in an amount equal to the excess of the carrying value over the estimated fair value.

Intangible Assets with Finite Useful Lives

We capitalize consideration paid to incentivize hotel owners to enter into management and franchise contracts with us as contract acquisition costs and the incremental costs to obtain the contracts as development commissions and other, both of which are generally fixed. We also capitalize costs incurred to develop internal-use computer software and costs to acquire software licenses, as well as internal and external costs incurred in connection with the development of upgrades or enhancements that result in additional information technology functionality. Additionally, certain finite-lived intangible assets were initially recorded at their fair value at the time of the Merger. As of January 1, 2021 the only remaining finite-lived intangible assets resulting from the Merger related to leases, international management contracts and our Hilton Honors guest loyalty program. The assets related to the international management contracts and Hilton Honors, which both had useful lives of 16 years, were fully amortized during the year ended December 31, 2023.

Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives, which for contract acquisition costs and development commissions and other is the contract term, generally including any extension periods that are at our sole option. The estimated useful lives of our finite-lived intangible assets are generally as follows: (i) management contract acquisition costs and development commissions and other (20 to 30 years); (ii) franchise contract acquisition costs and development commissions and other (10 to 20 years); (iii) leases (16 to 35 years); and (iv) capitalized software costs (3 years). In our consolidated statement of operations, the amortization of these intangible assets, excluding contract acquisition costs, is included in depreciation and amortization expenses and the amortization of contract acquisition costs is recognized as a reduction to franchise and licensing fees or base and other management fees, depending on the contract type. Costs incurred prior to the acquisition of a contract, such as external legal costs, are expensed as incurred and included in general and administrative expenses in our consolidated statement of operations. Cash flows for contract acquisition costs and development commissions and other are included as operating activities in our consolidated statement of cash flows, and cash flows for capitalized software costs are included as investing activities.

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

Property and Equipment

Property and equipment are recorded at cost. Costs of improvements that extend the economic life or improve service potential are also capitalized. Capitalized costs are depreciated over their estimated useful lives. Costs for normal repairs and maintenance are expensed as incurred. Right-of-use ("ROU") assets of finance leases are included in property and equipment, net in our consolidated balance sheet; refer to "Leases" below for additional information.

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

Leases

We determine if a contract is or contains a lease at the inception of the contract, and we classify that lease as a finance lease if it meets certain criteria or as an operating lease when it does not. We reassess if a contract is or contains a lease upon modification of the contract. For contracts in which we are the lessee that contain fixed payments for both lease and non-lease components, we have elected to account for these components as a single lease component.

At the commencement date of a lease, we recognize a lease liability for future fixed lease payments and a ROU asset representing our right to use the underlying asset during the lease term. The lease liability is initially measured as the present value of the future fixed lease payments that will be made over the lease term. The lease term includes lessor options to renew the lease within the lessor's control and lessee options to extend the lease and periods occurring after a lessee early termination option, only to the extent it is reasonably certain that we will exercise such extension options and not exercise such early termination options, respectively. The future fixed lease payments are discounted using the rate implicit in the lease, if available, or our incremental borrowing rate. Current and long-term portions of operating lease liabilities are classified as accounts payable, accrued expenses and other and operating lease liabilities, respectively, and current and long-term portions of finance lease liabilities are classified as current maturities of long-term debt and long-term debt, respectively, in our consolidated balance sheet.

The ROU asset is measured as the amount of the lease liability with adjustments, if applicable, for lease prepayments made prior to or at lease commencement, initial direct costs incurred by us, deferred rent and lease incentives. In our consolidated balance sheet, ROU assets of operating leases are included in operating lease right-of-use assets and ROU assets of finance leases are included in property and equipment, net. We evaluate the carrying value of our ROU assets for indicators of impairment, and, if such indicators exist, we perform an analysis to determine the recoverability of the asset group by comparing the estimated undiscounted future cash flows to the net carrying value of the asset group. If the carrying value of the asset group is not recoverable and it exceeds the estimated fair value of the asset group, we recognize an impairment loss in our consolidated statement of operations for the amount by which the carrying value exceeds the estimated fair value. We allocate the impairment loss related to an asset group among the various assets within the asset group pro rata based on the relative carrying values of the respective assets.

Depending on the individual agreement, our operating leases may require: (i) fixed lease payments, or minimum payments, as contractually stated in the lease agreement; (ii) variable lease payments, which, for our hotels, are generally based on a percentage of the hotel's revenues or profits or result from changes in inflationary indices; or (iii) lease payments equal to the greater of the fixed or variable lease payments. In addition, during the term of our hotel leases, we may be required to pay some, or all, of the capital costs for FF&E and leasehold improvements in the hotel property. For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the lease term, and lease expense related to variable payments is expensed as incurred, with amounts recognized in owned and leased hotels expenses, general and administrative expenses and other expenses from managed and franchised properties in our consolidated statement of operations. For operating leases for which the ROU asset has been impaired, the lease expense is determined as the sum of the amortization of the ROU asset remaining after impairment, if any, on a straight-line basis over the remaining term of the lease and the accretion of the lease liability based on the discount rate applied to the lease liability. For finance leases, the amortization of the ROU asset is recognized over the shorter of the lease term or useful life of the underlying asset within depreciation and amortization expenses and other expenses from managed and franchised properties in our consolidated statement of operations. The interest expense related to finance leases, including any variable lease payments, is recognized in interest expense in our consolidated statement of operations.

Contract Liabilities

Contract liabilities primarily relate to: (i) amounts received when points are issued for the Hilton Honors program, but for which revenue is not yet recognized, since the related points are not yet redeemed; and (ii) advance consideration received from hotel owners for services considered to be part of the contract's performance obligations, such as application, initiation and other fees and system implementation fees. Contract liabilities related to amounts received for points issued for the Hilton Honors program are recognized as revenue when the points are redeemed for a free or discounted good or service by the Hilton Honors program member. Contract liabilities related to advance consideration received from hotel owners are recognized ratably as revenue over the term of the related contract. Contract liabilities are included in current and long-term deferred revenues in our consolidated balance sheet, with the current portion based on our estimates of the amounts that will be recognized in the next twelve months.

Hilton Honors

Hilton Honors is our guest loyalty program provided to our properties. All of our managed, franchised, owned and leased properties participate in the Hilton Honors program. Hilton Honors members earn points based on their spend at our participating properties and through participation in affiliated strategic partner programs, including co-branded credit card arrangements. When points are earned by Hilton Honors members, they are provided with a substantive right to free or discounted goods or services in the future upon accumulation of the required number of Hilton Honors points. Points may be redeemed for the right to stay at participating properties, as well as for other goods and services from third parties, including, but not limited to, airlines, car rentals, cruises, vacation packages, shopping and dining.

As points are issued to a Hilton Honors member, the property or strategic partner pays Hilton based on an estimated cost per point equal to the cost of operating the program, which includes marketing, promotion, communication and administrative expenses, as well as the estimated cost of reward redemptions. When we receive payments related to the issuance of points, we record amounts equal to the estimated cost per point of the future redemption obligation within liability for guest loyalty program and any amounts received in excess of the estimated cost per point within deferred revenues in our consolidated balance sheet. For the Hilton Honors fees that are charged to the participating properties, we allocate such fees to the substantive right created by the Hilton Honors points that are issued using the variable consideration allocation guidance, since the fees are directly related to the issuance of Hilton Honors points to the Hilton Honors member and Hilton's efforts to satisfy the future redemption of those Hilton Honors points. We engage third-party actuaries annually to assist in determining the estimated cost per point of the future reward redemption obligation using a discount rate and statistical formulas that project future point redemptions based on our historical experience and future expectations. Factors used in the estimate include: (i) an estimate of points that will eventually be redeemed, which includes an estimate of breakage (i.e., points that will never be redeemed), (ii) an estimate of when such points will be redeemed and (iii) an estimate of the cost of reimbursing managed and franchised properties and other third parties for redemptions. When points are issued as a result of a stay by a Hilton Honors member at an owned or leased hotel, we recognize a reduction in owned and leased hotels revenues, since we are also the program sponsor. We estimate the current portions of our liability for guest loyalty program and Hilton Honors deferred revenues based on the total point redemptions and, for the liability for guest loyalty program, also breakage that is expected to occur within the next 12 months; these amounts are presented as current portion of liability for guest loyalty program and current portion of deferred revenues in our consolidated balance sheet.

The transaction prices for the Hilton Honors points issued are reduced by the expected payments to the managed and franchised properties and other third parties that will provide the free or discounted good or service using the actuarial projection of the cost per point. The remaining transaction price is then further allocated to the points that are expected to be redeemed, adjusting the points that are issued for estimated breakage, and recognized when those points are redeemed. While the points are outstanding, both the estimate of the expected payments to third parties (i.e., cost per point redeemed) and the estimated breakage are reevaluated. The combined estimate yields the amount of revenue that will be recognized when our point obligation is satisfied and is adjusted so that the final amount allocated to the substantive right of the Hilton Honors member to redeem their points for free or discounted goods and services is reflective of the amount retained by Hilton after the cost of providing the free or discounted goods and services.

We also earn licensing fees from strategic partnerships, including co-branded credit card arrangements (see "Management and franchise revenues" within the "Revenue Recognition" section above). The consideration received is allocated based on the estimated standalone selling prices between two performance obligations: (i) an IP license using the relief-from-royalty valuation method; and (ii) substantive rights for free or discounted goods or services to the Hilton Honors members using a discounted cash flow analysis adjusted for an appropriate margin.

We satisfy our performance obligation related to the IP license over time as the strategic partner simultaneously receives and consumes the benefits of the goods or services provided, and we satisfy our performance obligation related to points issued under the Hilton Honors program when points are redeemed for a free or discounted good or service by the Hilton Honors members. Hilton reimburses managed and franchised properties and other third parties when points are redeemed by Hilton Honors members for stays at the participating properties or for other goods or services from the third-party providers, respectively, at which time the redemption obligation is reduced and the related deferred revenue is recognized in other revenues from managed and franchised properties in our consolidated statement of operations. Additionally, when Hilton Honors members redeem points for a free or discounted stay at our owned and leased hotels, we recognize room revenue, included in owned and leased hotels revenues in our consolidated statement of operations. During the year ended December 31, 2023, we recognized an aggregate of $474 million of revenue related to Hilton Honors, including amounts related to point redemptions, which were recognized in other revenues from managed and franchised properties, and amounts related to licensing fees, which were recognized in franchise and licensing fees.

Fair Value Measurements – Valuation Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (i.e., an exit price). We use the three-level valuation hierarchy for classification of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our own assumptions about the data market participants would use in pricing the asset or liability developed based on the best information available to us in the specific circumstances. The three-tier hierarchy of inputs is summarized below:

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

We record all derivatives at fair value. On the date the derivative contract is entered into, we may designate the derivative as a hedging instrument, and, if so, we formally document all relationships between hedging activities, including the risk management objective and strategy for undertaking various hedge transactions. We generally enter into cash flow hedges (i.e., a hedge of a specific forecasted transaction or the variability of cash flows to be paid), and, in the past, we also entered into net investment hedges (i.e., a hedge of an investment in a foreign operation). Changes in the fair value of a derivative that is qualified and designated as a cash flow hedge or net investment hedge are recorded in other comprehensive income (loss) in our consolidated statement of comprehensive income (loss) until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If we do not specifically designate the derivative as a cash flow hedge or another type of hedging instrument, changes in the fair value of the undesignated derivative instrument are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the consolidated statement of cash flows, while cash flows from undesignated derivative financial instruments are included as an investing activity.

We perform an initial prospective assessment of hedge effectiveness on a quantitative basis between the inception date and the earlier of the first quarterly hedge effectiveness date or the issuance of the financial statements that include the hedged transaction. On a quarterly basis, we assess the effectiveness of our designated hedges in offsetting the variability in the cash flows using a statistical method. This method compares the cumulative change in fair value of each hedging instrument to the cumulative change in fair value of a hypothetical hedging instrument, which has terms that identically match the critical terms of the respective hedged transactions. Thus, the hypothetical hedging instrument is presumed to perfectly offset the hedged cash flows. Ineffectiveness results when the cumulative change in the fair value of the hedging instrument exceeds the cumulative change in the fair value of the hypothetical hedging instrument. We would discontinue hedge accounting prospectively if we voluntarily choose to do so, when the derivative is no longer highly effective as a hedge, the underlying hedged transaction is no longer probable or the hedging instrument expires, is sold, terminated or exercised.

Currency Translation

The U.S. dollar ("USD") is our reporting currency and is the functional currency of our entities operating in the U.S. The functional currency for our entities operating outside of the U.S. is the currency of the primary economic environment in which the respective entity operates, unless it is considered a highly inflationary economy in which case the functional currency of that entity is the currency of its immediate parent. Assets and liabilities measured in foreign currencies are translated into USD at the prevailing foreign currency exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive income (loss) in our consolidated balance sheet. Income and expense accounts are translated at the average foreign currency exchange rate for the period. Gains and losses from foreign currency exchange rate changes related to transactions denominated in a currency other than an entity's functional currency or intercompany receivables and payables denominated in a currency other than an entity’s functional currency that are not of a long-term investment nature are recognized within gain (loss) on foreign currency transactions in our consolidated statement of operations. Where certain specific evidence indicates intercompany receivables and payables will not be settled in the foreseeable future and are of a long-term nature, gains and losses from foreign currency exchange rate changes are recognized as currency translation adjustment within other comprehensive income (loss) in our consolidated statement of comprehensive income (loss).

Insurance

We are self-insured for losses up to our third-party insurance deductibles for domestic general liability, auto liability, workers' compensation, employment practices liability and crime insurance at our owned, leased and managed hotels that participate in our insurance programs, in addition to other corporate related coverages. We are also self-insured for health coverages for some of our U.S. and Puerto Rico employees, which include those working at our corporate operations and managed hotels, with purchased insurance protection for costs over specified thresholds. In addition, through our captive insurance subsidiary, we participate in reinsurance arrangements that provide coverage and/or act as a financial intermediary for claim payments on our self-insurance program. These obligations and reinsurance arrangements can cause timing differences in the recognition of assets, liabilities, gains and losses between reporting periods, although we expect these amounts to ultimately offset when the related claims are settled. Our insurance reserves are accrued based on the estimated ultimate cost to us of claims that occurred during the covered period, which includes claims incurred but not reported, for which we will be responsible. These estimates are prepared with the assistance of third-party actuaries and consultants. The ultimate cost of claims for a covered period are reviewed at least annually, or more frequently as circumstances dictate, and are adjusted based on the latest information available to us, which may differ from our original estimates.

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

•Options vest in equal annual installments over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances. The grant date fair value per share is estimated using the Black-Scholes-Merton option-pricing model. The exercise price is equal to the closing stock price on the date of grant. Upon the exercise of stock options, new shares of our common stock are issued.

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

We recognize these share-based payment transactions when services from the employees are rendered and recognize either a corresponding increase in additional paid-in capital or accounts payable, accrued expenses and other in our consolidated balance sheet, depending on whether the instruments granted satisfy the equity or liability classification criteria, respectively. The measurement objective for these equity awards is the estimated fair value at the date of grant of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The compensation expense for an award classified as an equity instrument is recognized ratably over the requisite service period, which is the period during which an employee is required to provide service in exchange for an award. Liability awards are measured based on the award’s estimated fair value, and the fair value is remeasured at each reporting date until the date of settlement. For such liability awards, compensation expense for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered as of the reporting date) in the fair value of the instrument for each reporting period. Compensation expense for awards with a performance condition is dependent on the expected achievement percentage of such awards, which is reassessed each reporting period from the date of grant through the vesting date of such performance awards, and is recognized over the requisite service period if it is probable that the performance condition will be satisfied. If such performance conditions are not or are no longer considered probable to be satisfied, no compensation expense for these awards is recognized, and any previously recognized expense related to awards that are determined to be improbable of achievement is reversed. Additionally, we have a retirement provision whereby the vesting date for eligible participants is accelerated based on certain criteria, and we recognize total compensation expense for these awards through the accelerated vesting date. We recognize forfeitures of share-based compensation awards as they occur. Share-based compensation expense is recognized in owned and leased hotels expenses, general and administrative expenses and other expenses from managed and franchised properties in our consolidated statement of operations.

Income Taxes

We account for income taxes using the asset and liability method. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and to recognize the deferred tax assets and liabilities that relate to tax consequences in future years, which result from differences between the respective tax basis of assets and liabilities and their financial reporting amounts and tax attribute carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the respective temporary differences or tax attribute carryforwards are expected to be recovered or settled. The realization of deferred tax assets is contingent upon the generation of future taxable income and other restrictions that may exist under the tax laws of the jurisdiction in which a deferred tax asset exists. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

We are taxed on global intangible low-tax income ("GILTI") earned by certain foreign subsidiaries. We recognize the current tax on GILTI as an expense in the period the tax is incurred.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires, among other things, the following: (i) enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included in a segment's reported measure of profit or loss; (ii) disclosure of the amount and description of the composition of other segment items, as defined in ASU 2023-07, by reportable segment; and (iii) reporting the disclosures about each reportable segment's profit or loss and assets on an annual and interim basis. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024; early adoption is permitted. We expect ASU 2023-07 to require additional disclosures in the notes to our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, the following for public business entities: (i) enhanced disclosures of specific categories of reconciling items included in the rate reconciliation, as well as additional information for any of these items meeting certain qualitative and quantitative thresholds; (ii) disclosure of the nature, effect and underlying causes of each individual reconciling item disclosed in the rate reconciliation and the judgment used in categorizing them if not otherwise evident; and (iii) enhanced disclosures for income taxes paid, which includes federal, state, and foreign taxes, as well as for individual jurisdictions over a certain quantitative threshold. The amendments in ASU 2023-09 eliminate the requirement to disclose the nature and estimate of the range of the reasonably possible change in unrecognized tax benefits for the 12 months after the balance sheet date. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024; early adoption is permitted. We expect ASU 2023-09 to require additional disclosures in the notes to our consolidated financial statements.

Note 3: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities during the year ended December 31, 2023:

(in millions)
Balance as of December 31, 2022	$1,331
Cash received in advance and not recognized as revenue	687
Revenue recognized(1)	(378)
Other(2)	(119)
Balance as of December 31, 2023	$1,521
____________
(1)Primarily related to Hilton Honors, including co-branded credit card arrangements.
(2)Represents changes in estimated transaction prices for our performance obligations related to the issuance of Hilton Honors points, which had no effect on revenues.

Performance Obligations

As of December 31, 2023, deferred revenues for unsatisfied performance obligations consisted of: (i) $769 million related to Hilton Honors that will be recognized as revenue over approximately the next two years; (ii) $733 million related to advance consideration received from hotel owners for application, initiation and other fees and system implementation fees; and (iii) $19 million related to other obligations.

Note 4: Consolidated Variable Interest Entities

As of December 31, 2023 and 2022, we consolidated two VIEs that each lease one hotel property, both of which are located in Japan. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb losses and the right to receive benefits that could be significant to each of the VIEs individually. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities, and the liabilities of the consolidated VIEs are non-recourse to us.

Our consolidated balance sheets include the assets and liabilities of these entities, including the effect of foreign currency translation, which primarily comprised the following:

	December 31,
	2023	2022
	(in millions)
Cash and cash equivalents	$46	$29
Accounts receivable, net	17	13
Property and equipment, net	37	45
Deferred income tax assets	32	52
Other non-current assets	43	55
Accounts payable, accrued expenses and other	29	21
Long-term debt(1)(2)	95	152
____________
(1)Includes finance lease liabilities of $86 million and $115 million as of December 31, 2023 and 2022, respectively.
(2)Includes current maturities of $19 million and $22 million as of December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023, our consolidated VIEs made payments on borrowings that were outstanding as of December 31, 2022, including partial prepayments of JPY1.5 billion (approximately $10 million) on borrowings that have a maturity date in 2026 and full repayments of JPY2.0 billion (approximately $14 million) on borrowings that had original maturity dates in 2028 and 2029.

Note 5: Loss on Investments in Unconsolidated Affiliate

We provide equity and debt financing to certain unconsolidated affiliates with an objective of supporting the growth of our network. The assets relating to these investments are classified as other current assets or other non-current assets in our consolidated balance sheet based on the expected maturity date of the respective investment.

In March 2023, as a result of the rise in market-based interest rates, one of our third-party unconsolidated affiliates (the "Fund"), which has underlying investments in certain hotels that we currently manage or franchise, failed to comply with certain requirements of its debt agreements. As a result, we determined that: (i) our investment in the Fund was fully impaired and (ii) short-term subordinated financing receivables due to us from the Fund were uncollectible. As such, we recognized an other-than-temporary impairment loss on our investment of $44 million and credit losses of $48 million to fully reserve the financing receivables, such that their net carrying values were zero. These losses were recognized in loss on investments in unconsolidated affiliate in our consolidated statement of operations for the year ended December 31, 2023. See Note 11: "Fair Value Measurements" for additional information.

Note 6: Intangible Assets

Finite-lived intangible assets were as follows:

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Contract acquisition costs	$1,183	$(244)	$939
Development commissions and other	162	(37)	125
	$1,345	$(281)	$1,064
Other intangible assets:
Capitalized software costs	$712	$(576)	$136
Leases(1)(2)	126	(89)	37
	$838	$(665)	$173

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
International management contracts recorded at Merger(1)	$293	$(278)	$15
Contract acquisition costs	961	(206)	755
Development commissions and other	149	(32)	117
	$1,403	$(516)	$887
Other intangible assets:
Capitalized software costs	$615	$(515)	$100
Leases(1)	124	(80)	44
Hilton Honors(1)	335	(318)	17
	$1,074	$(913)	$161
____________
(1)Represents intangible assets that were initially recorded at fair value at the time of the Merger.
(2)During the year ended December 31, 2023 we recognized $4 million of impairment losses related to our leases intangible assets in our consolidated statement of operations; see Note 11: "Fair Value Measurements" for additional information.

Amortization of our finite-lived intangible assets was as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Recognized in depreciation and amortization expenses(1)	$104	$116	$135
Recognized as a reduction of franchise and licensing fees and base and other management fees	43	38	32
____________
(1)Includes amortization expense of $37 million, $45 million and $47 million for the years ended December 31, 2023, 2022 and 2021, respectively, associated with assets that were initially recorded at fair value at the time of the Merger, some of which fully amortized during 2023.

As of December 31, 2023, we estimate future amortization expense of our finite-lived intangible assets that will be recognized in depreciation and amortization expenses to be as follows:

Year	(in millions)
2024	$76
2025	57
2026	34
2027	12
2028	11
Thereafter	108
$298

Note 7: Property and Equipment

Property and equipment were as follows:

	December 31,
	2023	2022
	(in millions)
Land	$8	$9
Buildings and leasehold improvements	364	355
Furniture and equipment	407	299
Construction-in-progress	37	24
Finance lease ROU assets	86	82
	902	769
Accumulated depreciation and amortization(1)	(520)	(489)
	$382	$280
____________
(1)During the years ended December 31, 2023, 2022 and 2021, depreciation and amortization expenses on property and equipment was $43 million, $46 million and $53 million, respectively.

Property and equipment, net attributed to U.S. operations was $183 million and $111 million as of December 31, 2023 and 2022, respectively, and to operations outside the U.S. was $199 million and $169 million, respectively, most significantly in the United Kingdom ("U.K.") and Japan.

During the year ended December 31, 2023, we recognized $1 million of impairment losses in our consolidated statement of operations related to property and equipment, net; see Note 11: "Fair Value Measurements" for additional information.

Note 8: Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other were as follows:

	December 31,
	2023	2022
	(in millions)
Accrued employee compensation and benefits	$592	$555
Accounts payable	457	368
Operating lease liabilities, current	116	112
Insurance reserves, current	99	86
Other current liabilities and accrued expenses(1)	715	669
	$1,979	$1,790
____________
(1)Includes deposit liabilities related to hotel operations and application fees, promotional liabilities, contract acquisition costs payable and income taxes payable, as well as accrued expenses related to taxes, interest, advertising, rent and other.

Note 9: Debt

Long-term Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of December 31, 2023, were as follows:

	December 31,
	2023	2022
	(in millions)
Senior secured term loan facility due 2026	$—	$2,619
Senior secured term loan facility with a rate of 7.21%, due 2028	1,000	—
Senior secured term loan facility with a rate of 7.46%, due 2030	2,119	—
Senior notes with a rate of 5.375%, due 2025(1)	500	500
Senior notes with a rate of 4.875%, due 2027(1)	600	600
Senior notes with a rate of 5.750%, due 2028(1)	500	500
Senior notes with a rate of 3.750%, due 2029(1)	800	800
Senior notes with a rate of 4.875%, due 2030(1)	1,000	1,000
Senior notes with a rate of 4.000%, due 2031(1)	1,100	1,100
Senior notes with a rate of 3.625%, due 2032(1)	1,500	1,500
Finance lease liabilities with a weighted average rate of 6.01%, due 2024 to 2030(2)	139	164
Other debt of consolidated VIEs with a weighted average rate of 1.01%, due 2024 to 2026(2)	9	37
	9,267	8,820
Less: unamortized deferred financing costs and discounts	(71)	(73)
Less: current maturities of long-term debt(3)	(39)	(39)
	$9,157	$8,708
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
(2)Long-term debt of our consolidated variable interest entities is included in finance lease liabilities and other debt of consolidated VIEs as applicable. Refer to Note 4: "Consolidated Variable Interest Entities" for additional information on debt payments that were made by our consolidated VIEs during the year ended December 31, 2023.
(3)Represents current maturities of finance lease liabilities and borrowings of consolidated VIEs.

Senior Secured Credit Facilities

Our senior secured credit facilities consist of a senior secured revolving credit facility (the "Revolving Credit Facility") and senior secured term loan facilities (the "Term Loans"). The obligations under our senior secured credit facilities are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic restricted subsidiaries, other than HOC, the named borrower of the senior secured credit facilities.

In November 2023, we amended the credit agreement governing our Term Loans pursuant to which $1.0 billion of outstanding Term Loans were converted into a new tranche of Term Loans due June 2028 with an interest rate of SOFR plus 185 basis points and $1.6 billion of outstanding Term Loans were converted into a new tranche, which was also increased by $500 million of aggregate principal amount, due November 2030 with an interest rate of SOFR plus 210 basis points. In connection with the amendment of the Term Loans, we incurred $21 million of original issue discounts and fees, of which $11 million was recognized as a reduction to the outstanding debt balance in our consolidated balance sheet and will be amortized to interest expense through the respective maturity dates of the Term Loans. The remaining $10 million was recognized in other non-operating income, net in our consolidated statement of operations for the year ended December 31, 2023.

In January 2023, we amended the credit agreement governing our Revolving Credit Facility to increase the borrowing capacity from $1.75 billion to $2.0 billion, $250 million of which is available in the form of letters of credit, and extended the maturity date to January 2028. In connection with this amendment, we incurred approximately $9 million of debt issuance costs, which were recognized in other non-current assets in our consolidated balance sheet and will be amortized to interest expense through the maturity date of the Revolving Credit Facility. No debt amounts were outstanding under the Revolving Credit Facility as of December 31, 2023, which had an available borrowing capacity of $1,913 million after considering $87 million of outstanding letters of credit.

Senior Notes

During the year ended December 31, 2021, we completed financing transactions, whereby we issued senior unsecured notes and used the net proceeds from the issuance, together with available cash, to redeem outstanding senior unsecured notes. In connection with the redemption, we paid a redemption premium of $55 million and accelerated the recognition of the unamortized deferred financing costs on the redeemed notes of $14 million. These amounts were included in loss on debt extinguishment in our consolidated statement of operations for the year ended December 31, 2021.

Debt Maturities

The contractual maturities of our long-term debt as of December 31, 2023 were as follows:

Year	(in millions)
2024	$39
2025	529
2026	26
2027	613
2028	1,514
Thereafter	6,546
$9,267

Note 10: Other Liabilities

Other long-term liabilities were as follows:

	December 31,
	2023	2022
	(in millions)
Other long-term tax liabilities	$645	$349
Insurance reserves	154	146
Deferred employee compensation and benefits	86	91
Pension obligations	34	40
Other	79	66
	$998	$692

Note 11: Fair Value Measurements

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	December 31, 2023
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap	$75	$—	$75	$—
Liabilities:
Long-term debt(2)	9,119	5,631	—	3,129

	December 31, 2022
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swaps	$108	$—	$108	$—
Liabilities:
Long-term debt(2)	8,619	5,292	—	2,616
____________
(1)The fair values of cash equivalents and restricted cash equivalents approximate their carrying values due to their short-term maturities. The fair values of all other financial instruments not included in these tables are estimated to be equal to their carrying values.
(2)The carrying values and fair values exclude the deduction for unamortized deferred financing costs and any applicable discounts, as well as all finance lease liabilities and other debt of consolidated VIEs; refer to Note 9: "Debt" for additional information.

We measured our interest rate swaps at fair value, which was determined using a discounted cash flow analysis that reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs of similar instruments, including interest rate curves, as applicable.

During the year ended December 31, 2023, we measured a financial asset at fair value on a non-recurring basis and recognized an other-than-temporary impairment loss of $44 million in "Loss on investments in unconsolidated affiliate" in our consolidated statement of operations. In March 2023, the financial asset, an equity method investment in the Fund, which derives its market value from the underlying hotel assets it owns, failed to comply with its debt agreements, as discussed in Note 5: "Loss on Investments in Unconsolidated Affiliate." Given the lack of an active market or observable inputs for the fair value of the Fund, we determined that at March 31, 2023 our investment had a fair value of zero using Level 3 valuation inputs.

During the year ended December 31, 2023, the forecasted operating results of certain leased hotels caused us to evaluate the carrying value of the affected properties for impairment. We estimated the fair value of the related assets using discounted cash flow analyses and Level 3 valuation inputs including growth rates and discount rates that reflected the risk profile of the underlying cash flows and the individual markets where the assets are located. Estimations of the stabilized growth rates approximated 1.8 percent and of the discount rates ranged from 8.0 percent to 11.3 percent, with the weighted average, based on relative impairment losses, being at the lower end of the range. As a result of these non-recurring fair value measurements, we recognized impairment losses on these assets, all of which are in our ownership segment, of $38 million during the year ended December 31, 2023. The fair values of these assets as of December 31, 2023, the date of measurement, were as follows:

(in millions)
Other intangible assets, net	$3
Operating lease right-of-use assets	69
Property and equipment, net	1

Note 12: Leases

We lease hotel properties, land, corporate office space and equipment used at hotels and corporate offices, with our most significant lease liabilities relating to hotel properties. As of December 31, 2023, we leased 41 hotels under operating leases and five hotels under finance leases, two of which were the liabilities of consolidated VIEs, which are non-recourse to us. Our hotel leases expire at various dates, with varying renewal and termination options.

During the year ended December 31, 2023, we recognized $33 million of impairment losses in our consolidated statement of operations related to certain operating lease ROU assets; see Note 11: "Fair Value Measurements" for additional information.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2023	2022
	(dollars in millions)
Operating leases:
Operating lease right-of-use assets(1)	$618	$662
Accounts payable, accrued expenses and other	116	112
Operating lease liabilities	808	832

Finance leases:
Property and equipment, net	$36	$33
Current maturities of long-term debt	34	38
Long-term debt	105	126

Weighted average remaining lease term:
Operating leases	10.6 years	11.3 years
Finance leases	5.1 years	6.1 years

Weighted average discount rate:
Operating leases	4.33%	4.22%
Finance leases	6.01%	5.90%
____________
(1)Includes $73 million and $78 million attributable to U.S. operations as of December 31, 2023 and 2022, respectively, and $545 million and $584 million to operations outside the U.S., respectively, most significantly in the U.K. and Germany for both years.

The components of lease expense were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating lease expense for fixed payments	$118	$113	$125
Finance lease expense:
Amortization of ROU assets	21	21	23
Fixed interest on lease liabilities	9	10	13
Variable lease expense(1)	179	139	35
____________
(1)Includes amounts related to variable rent expense for operating leases and variable interest expense for finance leases.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$137	$157	$187
Financing cash flows from finance leases	40	42	40
ROU assets obtained in exchange for lease liabilities in non-cash transactions:
Operating leases	39	135	45
Finance leases	24	21	17

Our future minimum lease payments as of December 31, 2023 were as follows:

	Operating Leases	Finance Leases
Year	(in millions)
2024	$153	$41
2025	137	35
2026	122	27
2027	115	16
2028	113	17
Thereafter	535	28
Total minimum lease payments	1,175	164
Less: imputed interest	(251)	(25)
Total lease liabilities	$924	$139

Note 13: Income Taxes

Income Tax Provision

The domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
U.S. income before income taxes	$1,301	$1,320	$631
Foreign income (loss) before income taxes	391	414	(71)
Income before income taxes	$1,692	$1,734	$560

The components of our provision for income taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Current:
Federal	$586	$306	$89
State	136	81	45
Foreign	83	56	23
Total current	805	443	157
Deferred:
Federal	(250)	16	51
State	(83)	6	(14)
Foreign	69	12	(41)
Total deferred	(264)	34	(4)
Total provision for income taxes	$541	$477	$153

Reconciliations of the provision for income taxes at the U.S. statutory rate to the provision for income taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Statutory U.S. federal income tax provision	$355	$364	$118
State income taxes, net of U.S. federal income tax benefit	45	65	22
Impact of foreign operations	33	35	8
Changes in deferred tax asset valuation allowances	40	(5)	34
Income tax rate changes	(9)	—	(45)
Provision for uncertain tax positions	69	14	15
Other, net	8	4	1
Provision for income taxes	$541	$477	$153

Deferred Income Taxes

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The tax effects of the temporary differences and carryforwards that give rise to our net deferred taxes were as follows:

	December 31,
	2023	2022
	(in millions)
Deferred tax assets:
Net tax loss carryforwards and carrybacks	$604	$641
Compensation	124	117
Reserves	81	66
Operating and finance lease liabilities	290	301
Deferred income	558	271
Foreign tax credit carryforwards	63	49
Other	114	102
Total gross deferred tax assets	1,834	1,547
Less: valuation allowance	(698)	(649)
Deferred tax assets	1,136	898
Deferred tax liabilities:
Brands	(1,143)	(1,151)
Operating and finance lease ROU assets	(195)	(206)
Other	(59)	(72)
Deferred tax liabilities	(1,397)	(1,429)
Net deferred taxes	$(261)	$(531)

As of December 31, 2023, we had gross U.S. separate return limitation year loss carryforwards and foreign operating loss carryforwards of $2.5 billion, resulting in deferred tax assets of $604 million. Approximately $26 million of our deferred tax assets as of December 31, 2023 related to loss carryforwards that will expire between 2024 and 2043 with less than $1 million of that amount expiring in 2024. Approximately $578 million of our deferred tax assets as of December 31, 2023 related to loss carryforwards that are not subject to expiration. We believe that it is more likely than not that the benefit from certain U.S. and foreign loss carryforwards will not be realized. In recognition of this assessment, we provided valuation allowances totaling $498 million as of December 31, 2023 on the deferred tax assets relating to these loss carryforwards. As of December 31, 2023, we also had deferred tax assets for U.S. tax credit carryforwards of $63 million that will expire between 2029 and 2033, for which we have provided full valuation allowances.

Tax Uncertainties

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign tax jurisdictions. We are under regular and recurring audit by the Internal Revenue Service ("IRS") and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in federal, state, local and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. As of December 31, 2023, the Company's federal income tax returns remain subject to examination by the IRS for tax years from 2011 through 2023. Various income tax returns filed with state, local and foreign jurisdictions remain subject to examination by the applicable taxing authorities.

Reconciliations of the beginning and ending amounts of unrecognized tax benefits were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Balance at beginning of year	$337	$375	$451
Additions for tax positions related to prior years	268	1	33
Additions for tax positions related to the current year	4	3	2
Reductions for tax positions related to prior years	(2)	(32)	(39)
Settlements	(48)	—	(66)
Lapse of statute of limitations	(4)	(5)	(2)
Currency translation adjustment	—	(5)	(4)
Balance at end of year	$555	$337	$375

In October 2023, the U.S. Tax Court issued an opinion deciding that a third-party taxpayer was not entitled to apply the method of accounting provided for in Treasury Regulation Section 1.451-4 to its hotel loyalty program. We currently apply this method of accounting to our guest loyalty program for federal income tax purposes. Based on this decision, we reassessed our uncertain tax positions and increased our total uncertain tax position reserves related to our guest loyalty program to $263 million as of December 31, 2023.

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

We recognize interest and penalties accrued related to uncertain tax positions in income tax benefit (expense) in our consolidated statement of operations. During the years ended December 31, 2023, 2022 and 2021, we recognized income tax expense related to interest and penalties of $72 million, $17 million and $16 million, respectively. As of December 31, 2023 and 2022, we had accrued approximately $150 million and $79 million, respectively, for interest and penalties related to our unrecognized tax benefits in our consolidated balance sheets. Included in the balances of unrecognized tax benefits as of December 31, 2023 and 2022 were $314 million and $337 million, respectively, associated with positions that, if favorably resolved, would provide a benefit to our effective income tax rate. We believe resolutions of examinations with tax authorities are reasonably possible within the next 12 months. We are unable to estimate the amount of unrecognized tax benefits that will increase or decrease during the next 12 months, as this estimate could change depending on the nature and timing of settlements.

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

The employee benefit plans covering certain of our international employees include: (i) a plan that covers employees in the U.K. (the "U.K. Plan"), which was frozen to further service accruals in 2013 and (ii) a number of smaller plans that cover employees in various countries around the world (the "International Plans"). We do not consider the International Plans to be material to our consolidated financial statements.

The annual measurement date for all of our plans is December 31. We are required to recognize the funded status of our pension plans, which is the difference between the fair value of plan assets and the projected benefit obligations, in our consolidated balance sheet and make corresponding adjustments for changes in the difference between the fair value of plan assets and the projected benefit obligations through accumulated other comprehensive income (loss), net of taxes.

The following table presents the projected benefit obligation, fair value of plan assets, funded status and accumulated benefit obligation for the Domestic Plan and the U.K. Plan:

	Domestic Plan		U.K. Plan
	2023	2022	2023	2022
	(in millions)
Change in projected benefit obligation
Benefit obligation at beginning of year	$284	$370	$286	$490
Service cost	—	—	2	2
Interest cost	15	8	14	8
Actuarial loss (gain)(1)	5	(71)	4	(152)
Effect of foreign currency exchange rates	—	—	16	(49)
Benefits paid	(23)	(23)	(13)	(13)
Benefit obligation at end of year	$281	$284	$309	$286

Change in plan assets
Fair value of plan assets at beginning of year	$271	$374	$277	$505
Actual return on plan assets, net of expenses	25	(80)	10	(186)
Employer contributions	5	—	9	21
Effect of foreign currency exchange rates	—	—	15	(50)
Benefits paid	(23)	(23)	(13)	(13)
Fair value of plan assets at end of year	278	271	298	277
Funded status at end of year (underfunded)(2)	(3)	(13)	(11)	(9)
Accumulated benefit obligation	$281	$284	$309	$286
____________
(1)The actuarial gain during the year ended December 31, 2022 was primarily related to increases in the discount rate assumptions.
(2)The underfunded amounts are recognized in other long-term liabilities in our consolidated balance sheets.

Amounts recognized in accumulated other comprehensive loss consisted of the following:

	Domestic Plan			U.K. Plan
	2023	2022	2021	2023	2022	2021
	(in millions)
Net actuarial loss (gain)	$(3)	$25	$(38)	$27	$39	$(48)
Amortization of prior service cost	(4)	(4)	(4)	—	—	—
Amortization of net loss	—	(3)	(5)	(6)	(3)	(5)
Net amount recognized	$(7)	$18	$(47)	$21	$36	$(53)

The net periodic pension cost (credit) was as follows:

	Domestic Plan			U.K. Plan
	2023	2022	2021	2023	2022	2021
	(in millions)
Service cost(1)	$3	$3	$3	$2	$2	$2
Interest cost(2)	15	8	6	14	8	5
Expected return on plan assets(2)	(20)	(20)	(19)	(22)	(23)	(21)
Amortization of prior service cost(2)	4	4	4	—	—	—
Amortization of net loss(2)	—	3	5	6	3	5
Net periodic pension cost (credit)	$2	$(2)	$(1)	$—	$(10)	$(9)
____________
(1)Recognized in owned and leased hotels expenses and general and administrative expenses, as applicable, in our consolidated statements of operations.
(2)Recognized in other non-operating income, net in our consolidated statements of operations.

The weighted average assumptions used to determine benefit obligations were as follows:

	Domestic Plan		U.K. Plan
	2023	2022	2023	2022
Discount rate	5.2%	5.6%	4.5%	4.8%
Salary inflation	N/A	N/A	2.4	2.6
Pension inflation	N/A	N/A	2.8	3.1

The weighted average assumptions used to determine net periodic pension cost (credit) were as follows:

	Domestic Plan			U.K. Plan
	2023	2022	2021	2023	2022	2021
Discount rate	5.6%	2.9%	2.6%	4.8%	1.9%	1.3%
Expected return on plan assets	6.8	6.3	6.3	7.3	5.0	4.5
Salary inflation	N/A	N/A	N/A	2.6	2.6	2.1
Pension inflation	N/A	N/A	N/A	3.1	3.1	2.7

The investment objectives for the various plans are preservation of capital, current income and long-term growth of capital. All plan assets are managed by third-party investment managers and do not include investments in Hilton stock. Asset allocations are reviewed periodically by the investment managers.

Expected long-term returns on plan assets are determined using historical performance for return-seeking assets and liability-driven investments held by our plans, actual performance of plan assets and current and expected market conditions. Expected returns are formulated based on the target asset allocation. As of December 31, 2023 the target asset allocations for the Domestic Plan and U.K. Plan were 70 percent and 75 percent, respectively, in return-seeking assets, and 30 percent and 25 percent, respectively, in liability-driven investments and cash.

The following tables present the fair value hierarchy of total plan assets measured at fair value by asset category:

	Domestic Plan		U.K. Plan
	December 31,		December 31,
	2023	2022	2023	2022
	(in millions)
Level 1
Cash	$—	$—	$1	$13
Bond funds	12	6	—	—
Level 2
Bond funds	—	—	37	35
Net asset value(1)
Cash equivalents	—	—	7	24
Bond funds	—	—	82	44
Common collective trusts	266	265	—	—
Alternative investments	—	—	121	111
Other	—	—	50	50
	$278	$271	$298	$277
____________
(1)Certain investments are measured at net asset value per share as a practical expedient and, therefore, have not been classified in the fair value hierarchy.

As of December 31, 2023, the benefits expected to be paid in the next five years and in the aggregate for the five years thereafter were as follows:

	Domestic Plan	U.K. Plan
Year	(in millions)
2024	$30	$14
2025	25	14
2026	25	15
2027	25	15
2028	24	15
2029-2033	107	81
	$236	$154

In 2007, the Domestic Plan and plans maintained for certain domestic hotels currently or formerly managed by us were merged into a multiple employer plan. As of December 31, 2023 and 2022, the multiple employer plan had combined plan assets of $303 million and $294 million, respectively, and a projected benefit obligation of $301 million and $303 million, respectively.

Note 15: Share-Based Compensation

We recognized share-based compensation expense of $169 million, $162 million and $193 million during the years ended December 31, 2023, 2022 and 2021, respectively, which included amounts reimbursed by hotel owners, and the related tax benefit recognized was $48 million, $48 million and $54 million, respectively. In December 2020, we modified our then-outstanding performance shares in response to the COVID-19 pandemic to reward for results achieved prior to the pandemic and incentivize our recovery efforts, with a portion of the awards modified to vest based on continued service and the remaining portion of the awards to vest based on new performance measures. As a result of this modification, our share-based compensation expense for the years ended December 31, 2022 and 2021 includes incremental share-based compensation expense of $25 million and $70 million, respectively.

As of December 31, 2023, unrecognized compensation costs for unvested awards under the 2017 Plan were approximately $123 million, which are expected to be recognized over a weighted average period of 1.7 years on a straight-line basis. As of December 31, 2023, there were 10.4 million remaining shares authorized for awards under the 2017 Plan, including any shares subject to awards outstanding under the 2013 Omnibus Incentive Plan that will become available for issuance under the 2017 Plan if such outstanding awards expire or are terminated or are canceled or forfeited.

RSUs

The following table provides information about our RSU grants:

	Year Ended December 31,
	2023	2022	2021
Number of shares granted (in thousands)	604	507	589
Weighted average grant date fair value per share	$146.19	$150.58	$123.13
Aggregate intrinsic value of shares vested (in millions)	$84	$97	$94

The following table summarizes the activity of our RSUs during the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Outstanding as of December 31, 2022	1,013	$130.68
Granted	604	146.19
Vested	(567)	121.86
Forfeited	(38)	141.16
Outstanding as of December 31, 2023	1,012	144.49

Options

The following table provides information about our option grants:

	Year Ended December 31,
	2023	2022	2021
Number of options granted (in thousands)	341	318	361
Weighted average exercise price per share	$146.18	$150.67	$123.13
Weighted average grant date fair value per share	$52.27	$51.15	$41.15

The weighted average grant date fair value per share of the option grants for each year was determined using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected volatility(1)	30.16%	33.28%	33.13%
Dividend yield(2)	0.43%	0.41%	—%
Risk-free rate(3)	4.00%	1.93%	0.92%
Expected term (in years)(4)	6.0	6.0	6.0
____________
(1)Estimated using a blended approach of historical and implied volatility. Historical volatility is based on the historical movement of Hilton's stock price for a period that corresponds to the expected terms of the options.
(2)At the time of grant for the 2021 options, the declaration and payment of dividends was suspended and we could not estimate when the payment of dividends would resume. For the options granted during the years ended December 31, 2023 and 2022, dividend yield was estimated based on the expected quarterly dividend and the three month average stock price at the dates of grant.
(3)Based on the yields of U.S. Department of Treasury instruments with similar expected terms of the options at the dates of grant.
(4)Estimated using the midpoint of the vesting periods and the contractual terms of the options as we do not have sufficient historical share option exercise data to estimate the term of our option grants.

The following table summarizes the activity of our options during the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price per Share
	(in thousands)
Outstanding as of December 31, 2022	3,021	$87.61
Granted	341	146.18
Exercised	(252)	80.34
Forfeited or expired	(8)	143.97
Outstanding as of December 31, 2023(1)	3,102	94.50
Exercisable as of December 31, 2023(2)	2,437	81.12
____________
(1)The aggregate intrinsic value was $272 million and the weighted average remaining contractual term was 5.4 years.
(2)The aggregate intrinsic value was $246 million and the weighted average remaining contractual term was 4.6 years.

Performance Shares

As of December 31, 2023, we determined that all of the performance measures for the outstanding performance shares were probable of achievement, with the average of the applicable achievement factors estimated to be at the maximum achievement percentage for the 2021 performance shares and between the target and maximum achievement percentages for the 2022 and 2023 performance shares.

The following table provides information about our performance share grants for the last three years:

	Year Ended December 31,
	2023	2022	2021
Number of shares granted (in thousands)	244	216	241
Weighted average grant date fair value per share	$146.18	$150.67	$123.13
Aggregate intrinsic value of shares vested (in millions)	$42	$42	$36

The following table summarizes the activity of our performance shares in aggregate for all of our performance measures during the year ended December 31, 2023, with the performance shares reflected at the target achievement percentage until completion of the performance period:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Outstanding as of December 31, 2022	730	$119.87
Granted	244	146.18
Performance achievement share adjustments(1)	207	93.33
Vested	(493)	93.44
Forfeited	(9)	128.03
Outstanding as of December 31, 2023	679	139.74
____________
(1)Reflects the number of shares achieved above target, based on actual performance as determined at the completion of the respective three-year performance period.

Note 16: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Year Ended December 31,
	2023	2022	2021
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$1,141	$1,255	$410
Denominator:
Weighted average shares outstanding	262	275	279
Basic EPS	$4.36	$4.56	$1.47

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$1,141	$1,255	$410
Denominator:
Weighted average shares outstanding(1)	264	277	281
Diluted EPS(1)	$4.33	$4.53	$1.46
____________
(1)Certain shares related to share-based compensation were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive under the treasury stock method, including less than 1 million shares for all periods.

Note 17: Accumulated Other Comprehensive Loss

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2020	$(511)	$(289)	$(60)	$(860)
Other comprehensive income (loss) before reclassifications	(36)	68	11	43
Amounts reclassified from accumulated other comprehensive loss	7	11	20	38
Net other comprehensive income (loss) for the period	(29)	79	31	81
Balance as of December 31, 2021	(540)	(210)	(29)	(779)
Other comprehensive income (loss) before reclassifications	(9)	(57)	114	48
Amounts reclassified from accumulated other comprehensive loss	1	8	16	25
Net other comprehensive income (loss) for the period	(8)	(49)	130	73
Balance as of December 31, 2022	(548)	(259)	101	(706)
Other comprehensive income (loss) before reclassifications	9	(11)	9	7
Amounts reclassified from accumulated other comprehensive loss	—	8	(40)	(32)
Net other comprehensive income (loss) for the period	9	(3)	(31)	(25)
Balance as of December 31, 2023	$(539)	$(262)	$70	$(731)
____________
(1)Includes net investment hedge gains and intra-entity foreign currency transactions that are of a long-term investment nature. Amounts reclassified relate to the liquidation of investments in foreign entities which were recognized in our consolidated statements of operations in gain on foreign currency transactions during the year ended December 31, 2022 and in loss on sales of assets, net during the year ended December 31, 2021.
(2)Amounts reclassified relate to the amortization of prior service cost and amortization of net loss and were recognized in other non-operating income, net in our consolidated statements of operations.
(3)Amounts reclassified were the result of hedging instruments, including: (a) interest rate swaps, inclusive of interest rate swaps that were dedesignated in prior periods, with related amounts recognized in interest expense in our consolidated statements of operations and (b) forward contracts that hedge our foreign currency denominated fees, with related amounts recognized in various revenue line items, as applicable, in our consolidated statements of operations.

Note 18: Business Segments

We are a hospitality company with operations organized in two distinct operating segments: (i) management and franchise and (ii) ownership, each of which is reported as a segment based on (a) delivering a similar set of products and services and (b) being managed separately given its distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels that license our IP and where we provide other contracted services, but the day-to-day services of the hotels are operated or managed by someone other than us. Revenues from this segment include: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from our strategic partners, including co-branded credit card providers, and HGV; and (iii) fees for managing hotels in our ownership segment. The ownership segment primarily derives revenues from nightly hotel room sales, food and beverage sales and other services at our consolidated owned and leased hotels.

The performance of our operating segments is evaluated primarily on operating income (loss), without allocating amortization of contract acquisition costs, other revenues and other expenses, other revenues and other expenses from managed and franchised properties, depreciation and amortization expenses or general and administrative expenses, and does not include equity in earnings (losses) from unconsolidated affiliates. Our CODM does not use assets by operating segment when assessing performance or making operating segment resource allocations.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Franchise and licensing fees	$2,388	$2,085	$1,508
Base and other management fees(1)	393	338	203
Incentive management fees	274	196	98
Management and franchise	3,055	2,619	1,809
Ownership	1,244	1,076	598
Segment revenues	4,299	3,695	2,407
Amortization of contract acquisition costs	(43)	(38)	(32)
Other revenues	178	102	79
Other revenues from managed and franchised properties	5,827	5,037	3,344
Intersegment fees elimination(1)	(26)	(23)	(10)
Total revenues	$10,235	$8,773	$5,788
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our consolidated statements of operations.

The following table presents operating income (loss) for each of our reportable segments, reconciled to consolidated income before income taxes:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Management and franchise(1)	$3,055	$2,619	$1,809
Ownership(1)	77	54	(91)
Segment operating income	3,132	2,673	1,718
Amortization of contract acquisition costs	(43)	(38)	(32)
Other revenues, less other expenses	66	42	34
Net other expenses from managed and franchised properties	(337)	(39)	(110)
Depreciation and amortization expenses	(147)	(162)	(188)
General and administrative expenses	(408)	(382)	(405)
Impairment losses	(38)	—	—
Loss on sales of assets, net	—	—	(7)
Operating income	2,225	2,094	1,010
Interest expense	(464)	(415)	(397)
Gain (loss) on foreign currency transactions	(16)	5	(7)
Loss on debt extinguishment	—	—	(69)
Loss on investments in unconsolidated affiliate	(92)	—	—
Other non-operating income, net	39	50	23
Income before income taxes	$1,692	$1,734	$560
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our consolidated statements of operations.

Total revenues by country were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
U.S.	$7,986	$6,947	$4,765
All other(1)	2,249	1,826	1,023
	$10,235	$8,773	$5,788
____________
(1)There are no countries included in these amounts that individually represented more than 10 percent of total revenues for the years ended December 31, 2023, 2022 and 2021.

Note 19: Commitments and Contingencies

We include performance clauses in certain of our management contracts, however, most of these clauses do not require us to fund shortfalls, but instead allow for termination of the contract if specified operating performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls and our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee for that particular hotel. As of December 31, 2023, we had performance guarantees with expirations ranging from 2025 to 2043 and possible cash outlays totaling $9 million. Additionally, as of December 31, 2023, we had extended debt guarantees and letters of credit with expirations ranging from 2025 to 2033 and possible cash outlays totaling $140 million to owners of certain hotels that we currently or in the future will manage or franchise. The performance and debt guarantees create variable interests in the ownership entities of the hotels, of which we are not the primary beneficiary.

We receive fees from managed and franchised properties that we are contractually required to use to operate our marketing, sales and brand programs and shared services on behalf of hotel owners. If we collect amounts in excess of amounts expended, we have a commitment to spend these amounts on the related programs. As of December 31, 2023 and 2022, the amounts expended on behalf of these programs exceeded the amounts collected.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of December 31, 2023 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 20: Supplemental Disclosures of Cash Flow Information

Cash interest paid included within operating activities in our consolidated statements of cash flows was $492 million, $385 million and $359 million during the years ended December 31, 2023, 2022 and 2021, respectively. For the years ended December 31, 2023 and 2022, these amounts exclude $53 million and $2 million of cash receipts, respectively, related to settlements of our interest rate swap with a financing component, which are separately disclosed within financing activities in our consolidated statements of cash flows.

Income tax payments, net of refunds received, were $478 million, $389 million and $181 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Item 9B.    Other Information

On October 27, 2023, Matthew Schuyler, our then Executive Vice President and Chief Brand Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 18,744 shares of the Company's common stock (following the exercise of options that expire in February 2024) between February 12, 2024 and February 16, 2024. The trading plan will cease upon the earlier of February 16, 2024 and the sale of all shares subject to the trading plan. Mr. Schuyler moved to a short-term advisory role effective January 1, 2024 and is no longer an officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company.
During the quarter ended December 31, 2023, no other director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 14.     Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

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

4.2	Form of 4.875% Senior Note due 2027 (included in Exhibit 4.1).

Exhibit Number	Exhibit Description
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

4.17	Form of 5.375% Senior Note due 2025 (included in Exhibit 4.16).
4.18	Form of 5.750% Senior Note due 2028 (included in Exhibit 4.16).

Exhibit Number	Exhibit Description
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

Exhibit Number	Exhibit Description
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

10.14	Form of 2014 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*
10.15	Form of 2015 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*
10.16	Form of Deferred Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*
10.17	Form of 2017 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*
10.18	Hilton 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 26, 2017).*

Exhibit Number	Exhibit Description
10.19	Form of Deferred Share Unit Agreement for non-employee directors (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*
10.20	Form of 2018 Performance Share Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*
10.21	Form of 2018 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*
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

Exhibit Number	Exhibit Description
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
10.47
Amendment No. 8, dated as of December 9, 2022, to the Credit Agreement, dated as of October 25, 2013 (as amended by Amendment No. 1 to the Credit Agreement dated as of August 18, 2016, as further amended by Amendment No. 2 to the Credit Agreement dated as of November 21, 2016, as further amended by Amendment No. 3 to the Credit Agreement dated as of March 16, 2017, as further amended by Amendment No. 4 to the Credit Agreement dated as of April 19, 2018, as further amended by Amendment No. 5 to the Credit Agreement dated as of June 5, 2019, as further amended by Amendment No. 6 to the Credit Agreement dated as of June 21, 2019, and as further amended by Amendment No. 7 to the Credit Agreement dated as of October 21, 2021, by and among Hilton Worldwide Holdings Inc., Hilton Worldwide Parent LLC, Hilton Domestic Operating Company, Inc., the other guarantors party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent, collateral agent, swing line lender and L/C issuer and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022).

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

10.49	Form of 2023 Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).*
10.50	Form of 2023 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).*
10.51	Form of 2023 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).*
10.52	Second Amendment to Amended and Restated License Agreement, dated as of November 5, 2023, by and between Hilton Worldwide Holdings Inc. and Hilton Grand Vacations, Inc.

Exhibit Number	Exhibit Description
10.53
Amendment No. 10, dated as of November 8, 2023, to the Credit Agreement, dated as of October 25, 2013 (as amended by Amendment No. 1 to the Credit Agreement dated as of August 18, 2016, as further amended by Amendment No. 2 to the Credit Agreement dated as of November 21, 2016, as further amended by Amendment No. 3 to the Credit Agreement dated as of March 16, 2017, as further amended by Amendment No. 4 to the Credit Agreement dated as of April 19, 2018, as further amended by Amendment No. 5 to the Credit Agreement dated as of June 5, 2019, as further amended by Amendment No. 6 to the Credit Agreement dated as of June 21, 2019, as further amended by Amendment No. 7 to the Credit Agreement dated as of October 21, 2021, as further amended by Amendment No. 8 to the Credit Agreement dated as of December 9, 2022 and as further amended by Amendment No. 9 to the Credit Agreement dated as of January 5, 2023), by and among Hilton Worldwide Holdings Inc., Hilton Worldwide Parent LLC, Hilton Domestic Operating Company, Inc., the other guarantors party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent and collateral agent and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2023).

10.54	Separation Agreement and General Release, dated November 30, 2023, between Hilton Domestic Operating Company Inc. and Matthew Schuyler.*
10.55	Third Amendment to Amended and Restated License Agreement, dated as of January 16, 2024, by and between Hilton Worldwide Holdings Inc. and Hilton Grand Vacations Inc.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Chief Financial Officer and President, Global Development, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

97	Hilton Worldwide Holdings Inc. Incentive Compensation Clawback Policy
101.INS	Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

Item 16.     Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of February 2024.

HILTON WORLDWIDE HOLDINGS INC.

By:	/s/ Christopher J. Nassetta
Name:	Christopher J. Nassetta
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 7th day of February 2024.

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