Form 10-Q
period 2024-03-31
Hilton Worldwide Holdings Inc.
filed 2024-04-24
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of April 19, 2024 was 250,046,052.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,346	$800
Restricted cash and cash equivalents	74	75
Accounts receivable, net of allowance for credit losses of $137 and $131	1,467	1,487
Prepaid expenses	193	131
Other	103	121
Total current assets (variable interest entities – $66 and $65)	3,183	2,614
Intangibles and Other Assets:
Goodwill	5,044	5,052
Brands	4,831	4,846
Management and franchise contracts, net	1,087	1,064
Other intangible assets, net	173	173
Operating lease right-of-use assets	594	618
Property and equipment, net	377	382
Deferred income tax assets	140	140
Other	503	512
Total intangibles and other assets (variable interest entities – $102 and $112)	12,749	12,787
TOTAL ASSETS	$15,932	$15,401
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$1,935	$1,979
Current maturities of long-term debt	38	39
Current portion of deferred revenues	513	502
Current portion of liability for guest loyalty program	1,288	1,202
Total current liabilities (variable interest entities – $46 and $50)	3,774	3,722
Long-term debt	10,135	9,157
Operating lease liabilities	775	808
Deferred revenues	1,152	1,132
Deferred income tax liabilities	373	401
Liability for guest loyalty program	1,553	1,530
Other	987	998
Total liabilities (variable interest entities – $122 and $137)	18,749	17,748
Commitments and contingencies – see Note 13
Equity (Deficit):
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 251,032,237 outstanding as of March 31, 2024 and 253,488,288 outstanding as of December 31, 2023	3	3
Treasury stock, at cost; 84,184,078 shares as of March 31, 2024 and 80,807,049 shares as of December 31, 2023	(9,060)	(8,393)
Additional paid-in capital	10,954	10,968
Accumulated deficit	(3,981)	(4,207)
Accumulated other comprehensive loss	(749)	(731)
Total Hilton stockholders' deficit	(2,833)	(2,360)
Noncontrolling interests	16	13
Total deficit	(2,817)	(2,347)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$15,932	$15,401

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues
Franchise and licensing fees	$571	$508
Base and other management fees	106	80
Incentive management fees	70	65
Owned and leased hotels	255	248
Other revenues	50	35
	1,052	936
Other revenues from managed and franchised properties	1,521	1,357
Total revenues	2,573	2,293

Expenses
Owned and leased hotels	247	251
Depreciation and amortization	36	37
General and administrative	104	91
Other expenses	30	21
	417	400
Other expenses from managed and franchised properties	1,630	1,395
Total expenses	2,047	1,795

Gain on sales of assets, net	7	—

Operating income	533	498

Interest expense	(131)	(116)
Loss on foreign currency transactions	(1)	—
Loss on investments in unconsolidated affiliate	—	(92)
Other non-operating income (loss), net	(36)	12

Income before income taxes	365	302

Income tax expense	(97)	(93)

Net income	268	209
Net income attributable to noncontrolling interests	(3)	(3)
Net income attributable to Hilton stockholders	$265	$206

Earnings per share:
Basic	$1.05	$0.77
Diluted	$1.04	$0.77

Cash dividends declared per share	$0.15	$0.15

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income	$268	$209
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $4 and $(3)	(27)	(6)
Pension liability adjustment, net of tax of $(1) and $(1)	2	2
Cash flow hedge adjustment, net of tax of $(2) and $4	7	(14)
Total other comprehensive loss	(18)	(18)

Comprehensive income	250	191
Comprehensive income attributable to noncontrolling interests	(3)	(3)
Comprehensive income attributable to Hilton stockholders	$247	$188

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating Activities:
Net income	$268	$209
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of contract acquisition costs	12	10
Depreciation and amortization expenses	36	37
Gain on sales of assets, net	(7)	—
Loss on foreign currency transactions	1	—
Loss on investments in unconsolidated affiliate	—	92
Share-based compensation expense	41	33
Deferred income taxes	(30)	(20)
Contract acquisition costs, net of refunds	(37)	(105)
Working capital changes and other	62	74
Net cash provided by operating activities	346	330
Investing Activities:
Capital expenditures for property and equipment	(16)	(44)
Issuance of financing receivables	—	(8)
Proceeds from asset dispositions	8	—
Settlements of undesignated derivative financial instruments	—	(12)
Capitalized software costs	(18)	(19)
Investments in unconsolidated affiliates	(1)	(2)
Net cash used in investing activities	(27)	(85)
Financing Activities:
Borrowings	1,200	—
Repayment of debt	(209)	(12)
Debt issuance costs	(13)	(9)
Dividends paid	(39)	(41)
Repurchases of common stock	(666)	(450)
Share-based compensation tax withholdings	(69)	(51)
Proceeds from share-based compensation	20	5
Settlements of interest rate swap with financing component	14	11
Net cash provided by (used in) financing activities	238	(547)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(12)	(6)
Net increase (decrease) in cash, restricted cash and cash equivalents	545	(308)
Cash, restricted cash and cash equivalents, beginning of period	875	1,286
Cash, restricted cash and cash equivalents, end of period	$1,420	$978

See notes to condensed consolidated financial statements. For supplemental disclosures, see Note 14: "Supplemental Disclosures of Cash Flow Information."

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

Basis of Presentation

The accompanying condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain disclosures normally included in annual financial statements presented in accordance with GAAP; however, we believe the disclosures made are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Note 2: Acquisitions

In March 2024, we signed a purchase agreement to acquire the Graduate Hotels brand and enter into franchise contracts for approximately 35 existing and pipeline Graduate Hotels for $210 million in cash, which is expected to close in the second quarter of 2024.

In April 2024, we agreed to and completed an all-cash acquisition of a controlling financial interest in Sydell Hotels & Resorts, LLC and Sydell Holding Company UK Ltd (collectively, the "Sydell Group"), which owns the NoMad brand.

Note 3: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as components of current and long-term deferred revenues, during the three months ended March 31, 2024:

(in millions)
Balance as of December 31, 2023	$1,521
Cash received in advance and not recognized as revenue	185
Revenue recognized(1)	(66)
Other(2)	(78)
Balance as of March 31, 2024	$1,562
____________
(1)Primarily related to Hilton Honors, our guest loyalty program, including co-branded credit card arrangements.
(2)Represents the changes in estimated transaction prices for our performance obligations related to the issuance of Hilton Honors points, which had no effect on revenues.

Performance Obligations

As of March 31, 2024, deferred revenues for unsatisfied performance obligations consisted of: (i) $800 million related to Hilton Honors that will be recognized as revenue over approximately the next two years; (ii) $744 million related to advance consideration received from hotel owners for application, initiation and other fees and system implementation fees; and (iii) $18 million related to other obligations. These performance obligations are recognized as revenue as discussed in Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Note 4: Consolidated Variable Interest Entities

As of March 31, 2024 and December 31, 2023, we consolidated two variable interest entities ("VIEs") that each lease one hotel property, both of which are located in Japan. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb losses and the right to receive benefits that could be significant to each of the VIEs individually. The assets of our consolidated VIEs are only available to settle the obligations of the respective entities, and the liabilities of the consolidated VIEs are non-recourse to us.

Our condensed consolidated balance sheets include the assets and liabilities of these entities, including the effect of foreign currency translation, which primarily comprised the following:

	March 31,	December 31,
	2024	2023
	(in millions)
Cash and cash equivalents	$48	$46
Accounts receivable, net	15	17
Property and equipment, net	33	37
Deferred income tax assets	28	32
Other non-current assets	40	43
Accounts payable, accrued expenses and other	26	29
Long-term debt(1)(2)	86	95
____________
(1)Includes finance lease liabilities of $78 million and $86 million as of March 31, 2024 and December 31, 2023, respectively.
(2)Includes current maturities of $18 million and $19 million as of March 31, 2024 and December 31, 2023, respectively.

Note 5: Loss on Investments in Unconsolidated Affiliate

We provide equity and debt financing to certain unconsolidated affiliates with an objective of supporting the growth of our network. The assets relating to these investments are classified as other current assets or other non-current assets in our condensed consolidated balance sheets based on the expected maturity of the respective investment, if applicable.

In March 2023, as a result of the rise in market-based interest rates, one of our third-party unconsolidated affiliates (the "Fund"), which has underlying investments in certain hotels that we manage or franchise, failed to comply with certain requirements of its debt agreements. As a result, we determined that: (i) our investment in the Fund was fully impaired and (ii) short-term subordinated financing receivables due to us from the Fund were uncollectible. As such, we recognized an other-than-temporary impairment loss on our investment of $44 million and credit losses of $48 million to fully reserve the financing receivables, such that their net carrying values were zero. These losses were recognized in loss on investments in unconsolidated affiliate in our condensed consolidated statement of operations for the three months ended March 31, 2023.

Note 6: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of March 31, 2024, were as follows:

	March 31,	December 31,
	2024	2023
	(in millions)
Senior secured term loan facility with a rate of 7.18%, due 2028	$1,000	$1,000
Senior secured term loan facility with a rate of 7.43%, due 2030	2,119	2,119
Senior notes with a rate of 5.375%, due 2025(1)	500	500
Senior notes with a rate of 4.875%, due 2027(1)	600	600
Senior notes with a rate of 5.750%, due 2028(1)	500	500
Senior notes with a rate of 5.875%, due 2029(1)	550	—
Senior notes with a rate of 3.750%, due 2029(1)	800	800
Senior notes with a rate of 4.875%, due 2030(1)	1,000	1,000
Senior notes with a rate of 4.000%, due 2031(1)	1,100	1,100
Senior notes with a rate of 3.625%, due 2032(1)	1,500	1,500
Senior notes with a rate of 6.125%, due 2032(1)	450	—
Finance lease liabilities with a weighted average rate of 6.01%, due 2024 to 2030(2)	129	139
Other debt of consolidated VIEs with a weighted average rate of 1.32%, due 2024 to 2026(2)	8	9
	10,256	9,267
Less: unamortized deferred financing costs and discounts	(83)	(71)
Less: current maturities of long-term debt(3)	(38)	(39)
	$10,135	$9,157
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
(2)Long-term debt of our consolidated VIEs is included in finance lease liabilities and other debt of consolidated VIEs, as applicable. Refer to Note 4: "Consolidated Variable Interest Entities" for additional information.
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

During the three months ended March 31, 2024, we borrowed and subsequently repaid $200 million under the Revolving Credit Facility. No debt amounts were outstanding under the Revolving Credit Facility as of March 31, 2024, which had an available borrowing capacity of $1,913 million after considering $87 million of outstanding letters of credit.

In March 2024, we issued $550 million aggregate principal amount of 5.875% Senior Notes due 2029 (the "5.875% 2029 Senior Notes") and $450 million aggregate principal amount of 6.125% Senior Notes due 2032 (the "6.125% 2032 Senior Notes") and incurred an aggregate $15 million of debt issuance costs which were recognized as a reduction to the outstanding debt balance in our condensed consolidated balance sheet and will be amortized to interest expense through the respective maturity dates of the 5.875% 2029 Senior Notes and the 6.125% 2032 Senior Notes. Interest on the 5.875% 2029 Senior Notes and the 6.125% 2032 Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2024. We used a portion of the net proceeds from the issuances to repay $200 million borrowed under our Revolving Credit Facility earlier in the period. The remaining proceeds will be used for general corporate purposes, which may include investments and acquisitions.

Note 7: Fair Value Measurements

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	March 31, 2024
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap	$83	$—	$83	$—
Liabilities:
Long-term debt(2)	10,119	6,568	—	3,127

	December 31, 2023
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap	$75	$—	$75	$—
Liabilities:
Long-term debt(2)	9,119	5,631	—	3,129
____________
(1)The fair values of cash equivalents and restricted cash equivalents approximate their carrying values due to their short-term maturities. The fair values of all other financial instruments not included in these tables are estimated to be equal to their carrying values.
(2)The carrying values and fair values exclude the deduction for unamortized deferred financing costs and any applicable discounts, as well as all finance lease liabilities and other debt of consolidated VIEs; refer to Note 6: "Debt" for additional information.

We measured our interest rate swap at fair value, which was determined using a discounted cash flow analysis that reflects the contractual terms of the interest rate swap, including the period to maturity, and uses observable market-based inputs of similar instruments, including interest rate curves, as applicable.

Note 8: Income Taxes

At the end of each quarter, we estimate the effective income tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of income (loss) before income taxes, which is subject to federal, state, local and foreign income taxes.

Note 9: Share-Based Compensation

Our share-based compensation primarily consists of awards that we grant to eligible employees under the Hilton 2017 Omnibus Incentive Plan (the "2017 Plan") and includes time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options") and performance-vesting RSUs ("performance shares"). We recognized share-based compensation expense of $41 million and $33 million during the three months ended March 31, 2024 and 2023, respectively, which included amounts reimbursed by hotel owners.

RSUs

During the three months ended March 31, 2024, we granted 466,000 RSUs with a weighted average grant date fair value per share of $203.96, which vest in equal annual installments over two or three years from the date of grant.

Options

During the three months ended March 31, 2024, we granted 262,000 options with an exercise price per share of $203.96, which vest in equal annual installments over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The grant date fair value per share of the options granted during the three months ended March 31, 2024 was $71.25, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility(1)	27.95%
Dividend yield(2)	0.33%
Risk-free rate(3)	4.17%
Expected term (in years)(4)	6.0
____________
(1)Estimated using a blended approach of historical and implied volatility. Historical volatility is based on the historical movement of Hilton's stock price for a period that corresponds to the expected term of the options.
(2)Estimated based on our quarterly dividend and the three-month average stock price at the date of grant.
(3)Based on the yields of U.S. Department of Treasury instruments with a similar expected term of the options at the date of grant.
(4)Estimated using the midpoint of the vesting period and the contractual term of the options as we do not have sufficient historical share option exercise data to estimate the term of our option grant.

Performance Shares

During the three months ended March 31, 2024, we granted 183,000 performance shares with a grant date fair value per share of $203.96, which vest three years from the date of grant based on the projected achievement of various performance measures.

As of March 31, 2024, we determined that all of the performance measures for all outstanding performance shares granted in 2022, 2023 and 2024 were probable of achievement, with the average of the applicable achievement factors estimated to be between the target and maximum achievement percentages for the performance shares granted in 2022 and 2023 and at the target achievement percentage for the performance shares granted in 2024.

Note 10: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
	March 31,
	2024	2023
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$265	$206
Denominator:
Weighted average shares outstanding	252	266
Basic EPS	$1.05	$0.77

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$265	$206
Denominator:
Weighted average shares outstanding(1)	255	269
Diluted EPS	$1.04	$0.77
____________
(1)Certain shares related to share-based compensation were excluded from the calculations of diluted EPS because their effect would have been anti-dilutive under the treasury stock method, including less than 1 million shares for each of the three months ended March 31, 2024 and 2023.

Note 11: Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss

The following tables present the changes in the components of stockholders' equity (deficit):

	Three Months Ended March 31, 2024
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2023	253.5	$3	$(8,393)	$10,968	$(4,207)	$(731)	$13	$(2,347)
Net income	—	—	—	—	265	—	3	268
Other comprehensive loss	—	—	—	—	—	(18)	—	(18)
Dividends	—	—	—	—	(39)	—	—	(39)
Repurchases of common stock	(3.4)	—	(667)	—	—	—	—	(667)
Share-based compensation	0.9	—	—	(14)	—	—	—	(14)
Balance as of March 31, 2024	251.0	$3	$(9,060)	$10,954	$(3,981)	$(749)	$16	$(2,817)

	Three Months Ended March 31, 2023
	Equity (Deficit) Attributable to Hilton Stockholders
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests
	Shares	Amount						Total
	(in millions)
Balance as of December 31, 2022	267.9	$3	$(6,040)	$10,831	$(5,190)	$(706)	$4	$(1,098)
Net income	—	—	—	—	206	—	3	209
Other comprehensive loss	—	—	—	—	—	(18)	—	(18)
Dividends	—	—	—	—	(41)	—	—	(41)
Repurchases of common stock	(3.2)	—	(449)	—	—	—	—	(449)
Share-based compensation	0.7	—	—	(16)	—	—	—	(16)
Balance as of March 31, 2023	265.4	$3	$(6,489)	$10,815	$(5,025)	$(724)	$7	$(1,413)

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2023	$(539)	$(262)	$70	$(731)
Other comprehensive income (loss) before reclassifications	(27)	—	20	(7)
Amounts reclassified from accumulated other comprehensive loss	—	2	(13)	(11)
Net other comprehensive income (loss)	(27)	2	7	(18)
Balance as of March 31, 2024	$(566)	$(260)	$77	$(749)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2022	$(548)	$(259)	$101	$(706)
Other comprehensive loss before reclassifications	(6)	—	(11)	(17)
Amounts reclassified from accumulated other comprehensive loss	—	2	(3)	(1)
Net other comprehensive income (loss)	(6)	2	(14)	(18)
Balance as of March 31, 2023	$(554)	$(257)	$87	$(724)
____________
(1)Includes net investment hedge gains and intra-entity foreign currency transactions that are of a long-term investment nature.
(2)Amounts reclassified relate to the amortization of prior service cost and amortization of net loss and were recognized in other non-operating income (loss), net in our condensed consolidated statements of operations.
(3)Amounts reclassified were the result of hedging instruments, including: (a) interest rate swaps, inclusive of interest rate swaps that were dedesignated in prior periods, with related amounts recognized in interest expense in our condensed consolidated statements of operations and (b) forward contracts that hedge our foreign currency denominated fees, with related amounts recognized in various revenue line items, as applicable, in our condensed consolidated statements of operations.

Note 12: Business Segments

We are a hospitality company with operations organized in two distinct operating segments: (i) management and franchise and (ii) ownership, each of which is reported as a segment based on (a) delivering a similar set of products and services and
(b) being managed separately given its distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels that license our IP and where we provide other contracted services, but the day-to-day services of the hotels are operated or managed by someone other than us. Revenues from this segment include: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from our strategic partners, including co-branded credit card providers, and Hilton Grand Vacations Inc. ("HGV"); and (iii) fees for managing the hotels in our ownership segment. The ownership segment primarily derives revenues from nightly hotel room sales, food and beverage sales and other services at our consolidated owned and leased hotels.

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

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Franchise and licensing fees	$576	$513
Base and other management fees(1)	119	89
Incentive management fees	70	65
Management and franchise	765	667
Ownership	255	248
Segment revenues	1,020	915
Amortization of contract acquisition costs	(12)	(10)
Other revenues	50	35
Other revenues from managed and franchised properties	1,521	1,357
Intersegment fees elimination(1)	(6)	(4)
Total revenues	$2,573	$2,293
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

The following table presents operating income (loss) for each of our reportable segments, reconciled to consolidated income before income taxes:

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Management and franchise(1)	$765	$667
Ownership(1)	2	(7)
Segment operating income	767	660
Amortization of contract acquisition costs	(12)	(10)
Other revenues, less other expenses	20	14
Net other expenses from managed and franchised properties	(109)	(38)
Depreciation and amortization expenses	(36)	(37)
General and administrative expenses	(104)	(91)
Gain on sales of assets, net	7	—
Operating income	533	498
Interest expense	(131)	(116)
Loss on foreign currency transactions	(1)	—
Loss on investments in unconsolidated affiliate	—	(92)
Other non-operating income (loss), net	(36)	12
Income before income taxes	$365	$302
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

Note 13: Commitments and Contingencies

We include performance clauses in certain of our management contracts, however, most of these clauses do not require us to fund shortfalls, but instead allow for termination of the contract if specified operating performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls and our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee for that particular hotel. As of March 31, 2024, we had performance guarantees with expirations ranging from 2025 to 2043 and possible cash outlays totaling $9 million.

We also have extended debt guarantees and provided letters of credit to owners of certain hotels that we currently or in the future will manage or franchise. During the three months ended March 31, 2024, we recognized $47 million of losses in other non-operating loss, net in our condensed consolidated statement of operations for debt guarantees extended to certain hotels we manage that have failed or are expected to fail to comply with the requirements of their respective debt agreements. We paid $62 million during the three months ended March 31, 2024 related to debt guarantees. Our debt guarantees and letters of credit as of March 31, 2024 had expirations ranging from 2025 to 2033 and remaining possible cash outlays totaling $78 million.

The performance and debt guarantees create variable interests in the ownership entities of the related hotels, of which we are not the primary beneficiary.

We receive Hilton Honors and program fees from managed and franchised properties that we are contractually required to use to operate our Hilton Honors program, marketing, sales and brands programs and shared services on behalf of hotel owners. If we collect amounts in excess of amounts expended, we have a commitment to spend these amounts on the related programs.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2024 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 14: Supplemental Disclosures of Cash Flow Information

Cash interest paid included within operating activities in our condensed consolidated statements of cash flows was $120 million and $101 million during the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, these amounts excluded $14 million and $11 million of cash receipts, respectively, related to settlements of our interest rate swap with a financing component, which are separately disclosed within financing activities in our condensed consolidated statements of cash flows.

Income tax payments, net of refunds received, and income tax refunds, net of payments, were $18 million and $25 million, respectively, for the three months ended March 31, 2024 and 2023, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, future financial results, liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "forecasts," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry; macroeconomic factors beyond our control, such as inflation, changes in interest rates, challenges due to labor shortages or disputes and supply chain disruptions; competition for hotel guests and management and franchise contracts; risks related to doing business with third-party hotel owners; performance of our information technology systems; growth of reservation channels outside of our system; risks of doing business outside of the U.S.; risks associated with conflicts in Eastern Europe and the Middle East and other geopolitical events; and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

Our Business

Hilton is one of the largest global hospitality companies, with 7,626 properties comprising 1,197,329 rooms in 126 countries and territories as of March 31, 2024. Our premier brand portfolio includes luxury, lifestyle, full service, focused service and all-suites hotel brands, as well as timeshare brands. As of March 31, 2024, we had 188 million members in our award-winning guest loyalty program, Hilton Honors, an increase of 18 percent from March 31, 2023.

Segments and Regions

We analyze our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments that are based on similar products and services: (i) management and franchise and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our IP. Revenues from this segment include: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from our strategic partners, including co-branded credit card providers, and HGV; and (iii) fees for managing the hotels in our ownership segment. As a manager of hotels, we typically are responsible for supervising or operating the hotel in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and/or related commercial services, such as our reservations system, marketing and information technology services, while a third party manages or operates such franchised hotels. The ownership segment primarily derives revenues from nightly hotel room sales, food and beverage sales and other services at our consolidated owned and leased hotels.

We conduct business in three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S., which represented 67 percent of our system-wide hotel rooms as of March 31, 2024, is included in the Americas region, it is often analyzed separately and apart from the Americas region and, as such, it is presented separately within our hotel operating statistics in "—Results of Operations." The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within our hotel operating statistics in "—Results of Operations." The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

System Growth and Development Pipeline

Our strategic objectives include the continued expansion of our global hotel network, in particular our fee-based business. As we enter into new management and franchise contracts and enter into strategic agreements to complement our hotel portfolio, we expand our business with limited or no capital investment by us as the manager, franchisor or licensor, since the capital required to build, renovate and maintain hotels is typically provided by the third-party owners with whom we contract to provide management services or license our IP. Prior to approving the addition of new hotels to our management and franchise development pipeline, we evaluate the economic viability of the hotel based on its geographic location, the credit quality of the third-party owner and other factors. By increasing the number of management and franchise contracts with third-party owners, over time we expect to increase revenues, overall return on invested capital and cash available to support our business needs. See further discussion on our cash management policy in "—Liquidity and Capital Resources." The current economic environment, including elevated levels of inflation and interest rates, has posed certain challenges to the execution of our growth strategy, which have included and may continue to include delays in openings and new development.

In addition to our current hotel portfolio, we are focused on the growth of our business by expanding our global hotel network through our development pipeline, which represents hotels that we expect to add to our system in the future. The following table summarizes our development activity:

	As of or for the
	Three Months Ended
	March 31, 2024
	Hotels	Rooms(1)
Hotel system
Openings	106	16,800
Net additions(2)	94	14,200

Development pipeline
Additions	234	29,800
Count as of period end(3)(4)	3,375	472,300
____________
(1)Rounded to the nearest hundred.
(2)Represents room additions, net of rooms removed from our system. Net unit growth from March 31, 2023 to March 31, 2024 was 5.6 percent.
(3)The hotels in our development pipeline were under development throughout 119 countries and territories, including 31 countries and territories where we had no existing hotels.
(4)Of the total rooms in the development pipeline, 229,700 were under construction and 267,900 were located outside of the U.S. Nearly all of the rooms in our development pipeline will be in our management and franchise segment upon opening. We do not consider any individual development project to be material to us.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year as of the end of the current period, and open January 1st of the previous year; (ii) have not undergone a change in brand or ownership type during the current or comparable periods reported; and (iii) have not undergone large-scale capital projects, sustained substantial property damage, encountered business interruption or for which comparable results were not available. Of the 7,532 hotels in our system as of March 31, 2024, 6,347 hotels were classified as comparable hotels. Our 1,185 non-comparable hotels as of March 31, 2024 included 421 hotels, or less than six percent of the total hotels in our system, that were removed from the comparable group during the last twelve months because they underwent large-scale capital projects, sustained substantial property damage, encountered business interruption or comparable results were otherwise not available.

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

References to occupancy, ADR and RevPAR are presented on a comparable basis, based on the comparable hotels as of March 31, 2024, and references to ADR and RevPAR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three months ended March 31, 2024 and 2023 use the foreign currency exchange rates used to translate the results of the Company's foreign operations within its unaudited condensed consolidated financial statements for the three months ended March 31, 2024.

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

Results of Operations

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Change
	March 31, 2024	2024 vs. 2023
System-wide
Occupancy	67.2%	0.2%	pts.
ADR	$154.91	1.7%
RevPAR	$104.16	2.0%

U.S.
Occupancy	67.7%	(0.6)%	pts.
ADR	$161.67	0.5%
RevPAR	$109.53	(0.4)%

Americas (excluding U.S.)
Occupancy	65.8%	1.4%	pts.
ADR	$157.60	5.0%
RevPAR	$103.67	7.3%

Europe
Occupancy	64.9%	3.1%	pts.
ADR	$141.99	4.5%
RevPAR	$92.14	9.7%

MEA
Occupancy	73.6%	2.4%	pts.
ADR	$193.22	11.0%
RevPAR	$142.23	14.8%

Asia Pacific
Occupancy	65.2%	1.3%	pts.
ADR	$114.90	5.7%
RevPAR	$74.95	7.9%

System-wide RevPAR increased during the three months ended March 31, 2024, primarily due to an increase in ADR in all regions, which included the impact of inflation, and increases in occupancy across international regions. The decrease in RevPAR in the U.S. was driven by challenging comparisons due to weather and timing of holidays. The Americas region, excluding the U.S., saw improvement resulting from an increase in inbound leisure travel in Mexico and the Caribbean and Latin America. The RevPAR increase in Europe was driven by continued growth in international travel. Both MEA and Asia Pacific benefited from increased holiday travel, conferences and special events in the regions.

The table below provides a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Net income	$268	$209
Interest expense	131	116
Income tax expense	97	93
Depreciation and amortization expenses	36	37
EBITDA	532	455
Gain on sales of assets, net	(7)	—
Loss on foreign currency transactions	1	—
Loss on investments in unconsolidated affiliate(1)	—	92
Loss on debt guarantees(2)	47	—
FF&E replacement reserves	11	8
Share-based compensation expense	41	33
Amortization of contract acquisition costs	12	10
Net other expenses from managed and franchised properties	109	38
Other adjustments(3)	4	5
Adjusted EBITDA	$750	$641
____________
(1)Amount includes losses recognized related to equity and debt financing that we had previously provided to an unconsolidated affiliate with underlying investments in certain hotels that we manage or franchise; refer to Note 5: "Loss on Investments in Unconsolidated Affiliate" in our unaudited condensed consolidated financial statements for additional information.
(2)Amount includes losses on debt guarantees for certain hotels that we manage; refer to Note 13: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information.
(3)Amount for the three months ended March 31, 2024 primarily relates to transaction costs incurred for acquisitions. Amounts for both periods include net losses (gains) related to certain of Hilton's investments in unconsolidated affiliates, other than the loss included separately in "loss on investments in unconsolidated affiliate," severance and other items.

Revenues

	Three Months Ended		Percent
	March 31,		Change
	2024	2023	2024 vs. 2023
	(in millions)
Franchise and licensing fees	$571	$508	12.4

Base and other management fees	$106	$80	32.5
Incentive management fees	70	65	7.7
Total management fees	$176	$145	21.4

Franchise and licensing fees increased due to an increase in license fees from our strategic partnerships, primarily attributable to new cardholder acquisitions and increased cardholder spend under our co-branded credit card arrangements. Licensing fees from HGV also increased as a result of increased timeshare revenues, inclusive of the impact of adding new timeshare properties to our system between the periods, including those acquired by HGV from third-party companies.

During the three months ended March 31, 2024, RevPAR at our comparable franchised hotels decreased 0.2 percent due to a decrease in occupancy of 0.7 percentage points, which was partially offset by an increase in ADR of 0.8 percent. However, franchise fees increased during the period due to the addition of 417 franchised hotels on a net basis, resulting in an additional 58,100 rooms from new development and ownership type transfers between January 1, 2023 to March 31, 2024.

The increase in management fees was primarily the result of an increase in RevPAR at our comparable managed hotels as well as termination fees received from hotels that exited our system. During the three months ended March 31, 2024, RevPAR at our comparable managed hotels increased 8.2 percent, due to increased occupancy of 3.1 percentage points, and increased ADR of 3.3 percent. The increase in managed hotels in our system between the periods also contributed to the increase in management fees. Including new development and ownership type transfers, from January 1, 2023 to March 31, 2024, we added 31 managed hotels on a net basis, providing an additional 9,300 rooms to our management hotel portfolio.

Incentive management fees increased as they are based on hotels' operating profits, which generally have improved from the prior period as increased consumer demand drove higher revenues, elevated margins and, ultimately, higher managed hotel profits.

	Three Months Ended		Percent
	March 31,		Change
	2024	2023	2024 vs. 2023
	(in millions)
Owned and leased hotels revenues	$255	$248	2.8

The $7 million increase in owned and leased hotels revenues included a $9 million currency neutral increase, partially offset by a $2 million decrease resulting from unfavorable fluctuations in foreign currency exchange rates.

Revenues from our comparable owned and leased hotels increased $20 million, on a currency neutral basis, due to the increase in RevPAR at our comparable owned and leased hotels of 12.4 percent. The increase in RevPAR was due to increases in occupancy of 3.9 percentage points and ADR of 6.0 percent. The $11 million currency neutral decrease in revenues from our non-comparable owned and leased hotels included decreases related to hotels undergoing renovations during the period and the business interruption that occurred at our leased hotel in Israel due to the ongoing military conflict.

	Three Months Ended		Percent
	March 31,		Change
	2024	2023	2024 vs. 2023
	(in millions)
Other revenues	$50	$35	42.9

The increase in other revenues was primarily due to increased procurement volume and vendor rebates for purchases made by properties that participate in our purchasing programs, including properties outside of our system.

Operating Expenses

	Three Months Ended		Percent
	March 31,		Change
	2024	2023	2024 vs. 2023
	(in millions)
Owned and leased hotels expenses	$247	$251	(1.6)

Expenses from our comparable owned and leased hotels increased $5 million, on a currency neutral basis, as a result of increased occupancy and cost inflation both driving higher labor costs and other operating expenses, partially offset by decreases in utilities and property taxes. The $9 million net decrease in owned and leased hotels expenses, on a currency neutral basis, from our non-comparable owned and leased hotels is primarily driven by the business interruption that occurred at our leased hotel in Israel.

	Three Months Ended		Percent
	March 31,		Change
	2024	2023	2024 vs. 2023
	(in millions)
Depreciation and amortization expenses	$36	$37	(2.7)
General and administrative expenses	104	91	14.3
Other expenses	30	21	42.9

The decrease in depreciation and amortization expenses during three months ended March 31, 2024 was primarily due to a decrease in amortization expense, driven by certain intangible assets that became fully amortized during the three months ended December 31, 2023. This decrease in amortization expense was mostly offset by an increase related to software and corporate and hotel assets placed in service between the periods.

The increase in general and administrative expenses was primarily due to increases in costs related to payroll and other compensation costs, as well as transaction costs incurred for acquisitions.

The increase in other expenses was primarily due to costs associated with higher procurement volume from our purchasing operations, including for properties outside of our system that participate in our purchasing programs.

Non-operating Income and Expenses

	Three Months Ended		Percent
	March 31,		Change
	2024	2023	2024 vs. 2023
	(in millions)
Interest expense	$(131)	$(116)	12.9
Loss on foreign currency transactions	(1)	—	NM(1)
Loss on investments in unconsolidated affiliate	—	(92)	NM(1)
Other non-operating income (loss), net	(36)	12	NM(1)
Income tax expense	(97)	(93)	4.3
____________
(1)Fluctuation in terms of percentage change is not meaningful.

In November 2023, we amended the credit agreement governing the Term Loans to convert $1.0 billion of the outstanding Term Loans to a new tranche with an interest rate of the Secured Overnight Financing Rate ("SOFR") plus 185 basis points and $1.6 billion of the outstanding Term Loans, along with $500 million of new aggregate principal amount, into a new tranche with an interest rate of SOFR plus 210 basis points. The increase in interest expense was primarily driven by both the increase to the weighted average fixed spread on the overall variable rate on the Term Loans and the increase in the outstanding balance by $500 million. The increase in interest expense also resulted from an increase in one-month SOFR, the benchmark for the Term Loans' interest rate, as well as an increase in variable rent for our finance leases, which is generally based on a percentage of hotel revenues or profits, which increased as discussed in "— Revenues." These increases were partially offset by a decrease in interest expense due to interest rate swaps used to mitigate floating interest rate risk, including an increase in the amortization of net gains from accumulated other comprehensive loss from a designated interest rate swap and a decrease in the release of net losses from accumulated other comprehensive loss related to a previous interest rate swap that was dedesignated in a prior period.

The net gains and losses on foreign currency transactions are the result of changes in foreign currency exchange rates, including on certain intercompany financing arrangements, such as short-term cross-currency intercompany loans, as well as transactions denominated in foreign currencies.

The loss on investments in unconsolidated affiliate for the three months ended March 31, 2023 included: (i) a $44 million other-than-temporary impairment loss on our investment in the Fund and (ii) $48 million of credit losses on financing receivables provided to the Fund. See Note 5: "Loss on Investments in Unconsolidated Affiliate" in our unaudited condensed consolidated financial statements for additional information.

Other non-operating income (loss), net consists of interest income, equity in earnings (losses) from unconsolidated affiliates, certain components of net periodic pension cost or credit related to our employee defined benefit pension plans and other non-operating gains and losses. The net change during the period was primarily driven by an increase in losses on debt guarantees for hotels that Hilton manages. See Note 13: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information.

The increase in income tax expense was primarily attributable to the increase in income before income taxes, partially offset by a valuation allowance provided on a deferred tax asset during the three months ended March 31, 2023.

Segment Results

As of March 31, 2024, our management and franchise segment included 809 managed and 6,766 franchised properties consisting of 1,179,837 total rooms, and our ownership segment included 51 hotels consisting of 17,492 total rooms. Refer to Note 12: "Business Segments" in our unaudited condensed consolidated financial statements for reconciliations of revenues for our reportable segments to consolidated total revenues and of segment operating income to consolidated income before income taxes.

For the three months ended March 31, 2024, refer to "—Revenues" for further discussion of the increases in our franchise and licensing fees and total management fees, which reflect our management and franchise segment revenues and segment operating income, as well as for further discussion of the increase in revenues from our owned and leased hotels, which reflect our ownership segment revenues. In addition, refer to "—Operating Expenses" for further discussion of the decrease in operating expenses at our owned and leased hotels, which, when netted with ownership segment revenues and management fees charged by our management and franchise segment, results in our ownership segment operating income (loss).

Liquidity and Capital Resources

Overview

As of March 31, 2024, we had total cash and cash equivalents of $1,420 million, including $74 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents is related to cash collateral and cash held for FF&E reserves.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including: (i) costs associated with the management and franchising of hotels; (ii) corporate expenses; (iii) payroll and compensation costs; (iv) taxes and compliance costs; (v) scheduled debt maturities and interest payments on our outstanding indebtedness; (vi) lease payments under our finance and operating leases; (vii) costs, other than compensation and lease payments that are noted separately, associated with the operations of owned and leased hotels, including, but not limited to, utilities and operating supplies; (viii) committed contract acquisition costs; (ix) capital and maintenance expenditures for required renovations and maintenance at the hotels within our ownership segment; (x) dividends as declared; (xi) share repurchases; and (xii) costs related to the acquisition of the Graduate Hotels brand and the associated contracts and the acquisition of a controlling financial interest in the Sydell Group.

Our known long-term liquidity requirements primarily consist of funds necessary to pay for: (i) scheduled debt maturities and interest payments on our outstanding indebtedness; (ii) lease payments under our finance and operating leases; (iii) committed contract acquisition costs; (iv) capital improvements to the hotels within our ownership segment; (v) corporate capital and information technology expenditures; (vi) dividends as declared; (vii) share repurchases; and (viii) commitments to owners in our management and franchise segment made in the normal course of business for which we are reimbursed by these owners through Hilton Honors and program fees to operate our Hilton Honors program, marketing, sales and brands programs and shared services. In March 2024, we issued a total of $1.0 billion of 5.875% 2029 Senior Notes and 6.125% 2032 Senior Notes and used $200 million of the net proceeds to repay the outstanding balance under the Revolving Credit Facility. We intend to use the remaining net proceeds for general corporate purposes, which may include investments and acquisitions. Refer to Note 6: "Debt" in our unaudited condensed consolidated financial statements for additional information. We expect that interest payments on our outstanding indebtedness will increase compared to the prior year as a result of the amendment and increase to the amount outstanding under the Term Loans in November 2023 and the issuance of the 5.875% 2029 Senior Notes and the 6.125% 2032 Senior Notes in March 2024. Except for the issuance of the 5.875% 2029 Senior Notes and the 6.125% 2032 Senior Notes, there were no material changes to our contractual obligations from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

During the three months ended March 31, 2024, we repurchased approximately 3.4 million shares of our common stock for $662 million. As of March 31, 2024, approximately $3.1 billion remained available for share repurchases under our stock repurchase program.

In circumstances where we have the opportunity to support our strategic objectives, we may provide guarantees or other commitments, as necessary, to owners of hotels that we currently or in the future will manage or franchise or other third parties. See Note 13: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information on our commitments that were outstanding as of March 31, 2024.

We have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases. Within the framework of our investment policy, we intend to finance our business activities primarily with cash on our balance sheet as of March 31, 2024, cash generated from our operations and, as needed, the use of the available capacity of our Revolving Credit Facility. Additionally, we have continued access to debt markets and expect to be able to obtain financing as a source of liquidity as required and to extend maturities of existing borrowings, if necessary.

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

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Three Months Ended		Percent
	March 31,		Change
	2024	2023	2024 vs. 2023
	(in millions)
Net cash provided by operating activities	$346	$330	4.8
Net cash used in investing activities	(27)	(85)	(68.2)
Net cash provided by (used in) financing activities	238	(547)	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

Operating Activities

Cash flows from operating activities were primarily generated from management, franchise and licensing fee revenue and operating income from our owned and leased hotels. The increase during the period was primarily due to the increase in cash inflows generated from our management and franchise segment, largely as a result of a net increase in the number of hotels in our system between the periods and an increase in RevPAR at our comparable managed hotels, and a $68 million decrease in payments of contract acquisition costs due to the timing of certain strategic hotel developments supporting our growth. The increase in cash provided by operating activities were partially offset by a $43 million increase in the net cash outflows related to income tax payments, due to income tax refunds received during the three months ended March 31, 2023, and an outflow of $62 million for debt guarantee payments during the three months ended March 31, 2024.

Investing Activities

Net cash used in investing activities primarily included cash flows related to: (i) capitalized software costs that were related to various systems initiatives for the benefit of both our hotel owners and our overall corporate operations and (ii) capital expenditures for property and equipment related to corporate property and the renovation of certain hotels in our ownership segment, which decreased between the periods due to the timing of certain corporate and hotel capital expenditure projects. Additionally, our investing activities include the net cash inflows and outflows related to our undesignated derivative financial instruments that we have in place to hedge against the impact of fluctuations in foreign currency exchange rates on certain of our intercompany loan and cash balances, which were primarily the result of changes in the exchange rates for the Pound Sterling to the U.S. dollar during the three months ended March 31, 2023.

Financing Activities

The increase in cash provided by financing activities was primarily attributable to a $1.0 billion increase in cash inflows from the issuances of the 5.875% 2029 Senior Notes and the 6.125% 2032 Senior Notes. These increases were partially offset by a $214 million increase in cash outflows for the return of capital to shareholders, which includes dividends and share repurchases.

Debt and Borrowing Capacity

As of March 31, 2024, our total indebtedness, excluding the deduction for unamortized deferred financing costs and discounts, was approximately $10.3 billion. No debt amounts were outstanding under the Revolving Credit Facility as of March 31, 2024, which had an available borrowing capacity of $1,913 million after considering $87 million of outstanding letters of credit. For additional information on our total indebtedness and guarantees on our debt, refer to Note 6: "Debt" in our unaudited condensed consolidated financial statements.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or issue additional equity securities. We do not have any material indebtedness outstanding that matures prior to May 2025, and we believe that we have sufficient sources of liquidity and access to debt financing to address the debt maturing in May 2025 prior to its maturity date. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hospitality industry that may be beyond our control.

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and, during the three months ended March 31, 2024, there were no material changes to those critical accounting estimates that were previously disclosed.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in one-month SOFR, the benchmark rate for which the interest rate of the majority of our variable-rate indebtedness is based on, and foreign currency exchange rates. These rate changes may affect future income, cash flows and the fair value of the Company, its assets and its liabilities. In certain situations, we may seek to reduce volatility associated with changes in interest rates and foreign currency exchange rates by entering into derivative financial instruments intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial instruments to the extent they meet our objectives to reduce volatility in our results of operations and cash flows, and we do not use derivatives for speculative purposes. Our exposure to market risk has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Item 1A. Risk Factors

As of March 31, 2024, there have been no material changes from the risk factors previously disclosed under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended March 31, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
January 1, 2024 to January 31, 2024	1,281,038	$185.26	1,281,038	$3,545
February 1, 2024 to February 29, 2024	988,846	197.32	988,846	3,350
March 1, 2024 to March 31, 2024	1,107,145	207.76	1,107,145	3,120
Total	3,377,029	196.17	3,377,029
____________
(1)Includes commissions paid.
(2)Our stock repurchase program, which was initially announced in February 2017 and subsequently increased in November 2017, February 2019, March 2020, November 2022 and November 2023, allows for the repurchase of up to a total of $11 billion of our common stock. Under this publicly announced program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
4.1
Indenture, with respect to the 5.875% Senior Notes and 6.125% Senior Notes, dated as of March 26, 2024, by and among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 27, 2024).

4.2	Form of 5.875% Senior Note due 2029 (included in Exhibit 4.1).
4.3	Form of 6.125% Senior Note due 2032 (included in Exhibit 4.1).
10.1	Form of 2024 Performance Award Agreement.*
10.2	Form of 2024 Restricted Stock Unit Agreement.*
10.3	Form of 2024 Nonqualified Stock Option Agreement.*
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Chief Financial Officer and President, Global Development, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: April 24, 2024