Form 10-Q
period 2024-06-30
Hilton Worldwide Holdings Inc.
filed 2024-08-07
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of August 2, 2024 was 246,427,097.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$731	$800
Restricted cash and cash equivalents	71	75
Accounts receivable, net of allowance for credit losses of $141 and $131	1,578	1,487
Prepaid expenses	166	131
Other	143	121
Total current assets (variable interest entities – $70 and $65)	2,689	2,614
Intangibles and Other Assets:
Goodwill	5,042	5,052
Brands	4,994	4,846
Management and franchise contracts, net	1,213	1,064
Other intangible assets, net	175	173
Operating lease right-of-use assets	610	618
Property and equipment, net	378	382
Deferred income tax assets	140	140
Other	496	512
Total intangibles and other assets (variable interest entities – $94 and $112)	13,048	12,787
TOTAL ASSETS	$15,737	$15,401
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$1,913	$1,979
Current maturities of long-term debt	539	39
Current portion of deferred revenues	501	502
Current portion of liability for guest loyalty program	1,273	1,202
Total current liabilities (variable interest entities – $48 and $50)	4,226	3,722
Long-term debt	9,633	9,157
Operating lease liabilities	786	808
Deferred revenues	1,202	1,132
Deferred income tax liabilities	368	401
Liability for guest loyalty program	1,625	1,530
Other	975	998
Total liabilities (variable interest entities – $115 and $137)	18,815	17,748
Commitments and contingencies – see Note 13
Redeemable Noncontrolling Interests	21	—
Equity (Deficit):
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 247,793,154 outstanding as of June 30, 2024 and 253,488,288 outstanding as of December 31, 2023	3	3
Treasury stock, at cost; 87,703,143 shares as of June 30, 2024 and 80,807,049 shares as of December 31, 2023	(9,781)	(8,393)
Additional paid-in capital	11,022	10,968
Accumulated deficit	(3,597)	(4,207)
Accumulated other comprehensive loss	(763)	(731)
Total Hilton stockholders' deficit	(3,116)	(2,360)
Noncontrolling interests	17	13
Total deficit	(3,099)	(2,347)
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (DEFICIT)	$15,737	$15,401

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Franchise and licensing fees	$689	$618	$1,260	$1,126
Base and other management fees	93	86	199	166
Incentive management fees	68	69	138	134
Owned and leased hotels	337	341	592	589
Other revenues	71	46	121	81
	1,258	1,160	2,310	2,096
Other revenues from managed and franchised properties	1,693	1,500	3,214	2,857
Total revenues	2,951	2,660	5,524	4,953

Expenses
Owned and leased hotels	298	297	545	548
Depreciation and amortization	34	37	70	74
General and administrative	113	111	217	202
Other expenses	37	33	67	54
	482	478	899	878
Other expenses from managed and franchised properties	1,744	1,508	3,374	2,903
Total expenses	2,226	1,986	4,273	3,781

Gain on sales of assets, net	—	—	7	—

Operating income	725	674	1,258	1,172

Interest expense	(141)	(111)	(272)	(227)
Loss on foreign currency transactions	(1)	(6)	(2)	(6)
Loss on investments in unconsolidated affiliate	—	—	—	(92)
Other non-operating income (loss), net	8	11	(28)	23

Income before income taxes	591	568	956	870

Income tax expense	(169)	(155)	(266)	(248)

Net income	422	413	690	622
Net income attributable to redeemable and nonredeemable noncontrolling interests	(1)	(2)	(4)	(5)
Net income attributable to Hilton stockholders	$421	$411	$686	$617

Earnings per share:
Basic	$1.69	$1.56	$2.74	$2.33
Diluted	$1.67	$1.55	$2.71	$2.31

Cash dividends declared per share	$0.15	$0.15	$0.30	$0.30

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$422	$413	$690	$622
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $(1), $2, $3 and $(1)	(12)	4	(39)	(2)
Pension liability adjustment, net of tax of $—(1), $—(1), $(1) and $(1)	2	2	4	4
Cash flow hedge adjustment, net of tax of $1, $(4), $(1) and $—(1)	(5)	14	2	—
Total other comprehensive income (loss)	(15)	20	(33)	2

Comprehensive income	407	433	657	624
Comprehensive income attributable to redeemable and nonredeemable noncontrolling interests	—	(1)	(3)	(4)
Comprehensive income attributable to Hilton stockholders	$407	$432	$654	$620
____________
(1)Amount was less than $1 million.

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2024	2023
Operating Activities:
Net income	$690	$622
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of contract acquisition costs	25	21
Depreciation and amortization expenses	70	74
Gain on sales of assets, net	(7)	—
Loss on foreign currency transactions	2	6
Loss on investments in unconsolidated affiliate	—	92
Share-based compensation expense	96	85
Deferred income taxes	(36)	(30)
Contract acquisition costs, net of refunds	(77)	(139)
Working capital changes and other	4	63
Net cash provided by operating activities	767	794
Investing Activities:
Capital expenditures for property and equipment	(31)	(74)
Cash paid for acquisitions, net of cash acquired	(236)	—
Issuance of financing receivables	(15)	(8)
Proceeds from asset dispositions	8	—
Settlements of undesignated derivative financial instruments	(1)	(26)
Capitalized software costs	(41)	(42)
Investments in unconsolidated affiliates	(2)	(4)
Net cash used in investing activities	(318)	(154)
Financing Activities:
Borrowings	1,283	—
Repayment of debt	(301)	(21)
Debt issuance costs	(16)	(9)
Dividends paid	(76)	(81)
Repurchases of common stock	(1,402)	(920)
Share-based compensation tax withholdings	(70)	(52)
Proceeds from share-based compensation	47	28
Settlements of interest rate swap with financing component	29	24
Net cash used in financing activities	(506)	(1,031)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(16)	(12)
Net decrease in cash, restricted cash and cash equivalents	(73)	(403)
Cash, restricted cash and cash equivalents, beginning of period	875	1,286
Cash, restricted cash and cash equivalents, end of period	$802	$883

See notes to condensed consolidated financial statements. For supplemental disclosures, see Note 14: "Supplemental Disclosures of Cash Flow Information."

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest global hospitality companies and is engaged in managing, franchising, owning and leasing hotels and resorts, and licensing its intellectual property ("IP"), including brand names, trademarks and service marks.

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain disclosures normally included in annual financial statements presented in accordance with GAAP; however, we believe the disclosures made are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Summary of Significant Accounting Policies

Other than the policies listed below, there have been no material changes to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Acquisitions

We make certain judgments to determine whether a transaction should be accounted for as a business combination or an asset acquisition. These judgments include the assessment of the inputs, processes and outputs associated with an acquired set of activities and whether the fair value of total assets acquired is concentrated to a single identifiable asset or group of similar assets. We account for a transaction as a business combination when the assets acquired include inputs and one or more substantive processes that, together, significantly contribute to the ability to create outputs and the total fair value of the assets acquired are not concentrated to a single identifiable asset or group of similar assets. Otherwise, we account for the transaction as an asset acquisition.

We account for acquisitions that meet the definition of a business combination using the acquisition method of accounting whereby the identifiable assets acquired and liabilities assumed, as well as any noncontrolling interests in the acquired business, are recorded at their estimated fair values at the acquisition date, with any excess purchase price over the fair value of the net assets acquired recorded as goodwill. We expense transaction costs related to business combinations as incurred. We record the net assets and results of operations of an acquired entity in our condensed consolidated financial statements from the acquisition date.

In determining the fair values of assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods including present value modeling and referenced market values, where available. Further, we make assumptions within certain valuation methods including discount rates and timing of future cash flows. Valuations are performed by external valuation professionals with skills and qualifications under management's supervision. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on assumptions that market participants would use. However, such assumptions are inherently uncertain and actual results may differ from those estimates.

Acquisitions that do not meet the definition of a business combination are accounted for as asset acquisitions. We allocate the cost of the acquisition, including direct and incremental transaction costs, to the individual assets acquired and liabilities assumed based on their relative fair values. We do not recognize any goodwill in an asset acquisition.

Redeemable Noncontrolling Interests

Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. The redeemable noncontrolling interests are a component of temporary equity and are reported between liabilities and equity (deficit) in our condensed consolidated balance sheet. At each reporting period, the redeemable noncontrolling interests are recognized at the higher of (i) the initial carrying amount, adjusted for accumulated earnings (losses) and distributions, or (ii) the redemption value as of the balance sheet date. We include both the earnings (losses) for the period attributable to redeemable noncontrolling interests and any adjustment to the carrying value of redeemable noncontrolling interests as a result of a change in the redemption value in net income attributable to redeemable and nonredeemable noncontrolling interests in our condensed consolidated statement of operations.

Note 2: Acquisitions

Graduate by Hilton

In May 2024, we completed the acquisition of the Graduate brand for a total purchase price of $210 million, $200 million of which we paid in cash upon closing. The remaining $10 million was not reflected in the amount of cash consideration paid in our condensed consolidated statement of cash flows for the six months ended June 30, 2024 and was included in accounts payable, accrued expenses and other in our condensed consolidated balance sheet as of June 30, 2024. The remaining amount will be paid upon the satisfaction of certain conditions by the seller which are expected to occur within the next 12 months. We accounted for the transaction as an asset acquisition. On the date of the acquisition, we added 32 existing properties located in the U.S. and United Kingdom ("U.K.") to our franchise portfolio.

We allocated the cost of the acquisition, including transaction costs, to the assets acquired on a relative fair value basis. As a result, we recorded an indefinite-lived brand intangible asset of approximately $122 million and franchise contract intangible assets of approximately $91 million. The franchise contract intangible assets will be amortized over an estimated useful life of 15 years to depreciation and amortization expenses in our condensed consolidated statements of operations over their respective terms.

The results of operations related to the Graduate brand, which did not have a material impact on our operating results for the three and six months ended June 30, 2024, were included in the condensed consolidated financial statements for the period from the date of acquisition to June 30, 2024.

NoMad

In April 2024, we acquired a controlling financial interest in Sydell Hotels & Resorts, LLC and Sydell Holding Company UK Ltd (collectively, the "Sydell Group"), which owns the NoMad brand. We accounted for the transaction as a business combination and recognized the fair value of an indefinite-lived brand intangible asset of approximately $45 million and management contract intangible assets, with an aggregate fair value of approximately $11 million. The management contract intangible assets will be amortized over a weighted average estimated useful life of approximately 14 years to depreciation and amortization expenses in our condensed consolidated statements of operations over their respective terms.

We measured the net assets acquired at fair value as of the date of acquisition. The fair values of the respective net assets acquired were determined by management with assistance from external valuation specialists. We developed our estimate of the fair value of the brand intangible asset and contract intangible assets by applying the multi-period excess earnings method. The multi-period excess earnings method uses unobservable inputs for projected cash flows, including projected financial results and a discount rate, which are considered Level 3 inputs within the fair value measurement valuation hierarchy.

Our redeemable noncontrolling interests relate to our interest in the Sydell Group. The Sydell Group governing documents contain put options that give the noncontrolling interest holders the right to sell their equity interests to us beginning in the second quarter of 2030, as well as call options that give us the right to purchase the remaining equity interests beginning in the second quarter of 2032. The exercise price of the put and call options is based on a multiple of the Sydell Group's earnings as of the date that such option would be exercised. The redeemable noncontrolling interests were recorded at a fair value of $22 million as of the acquisition date.

The results of operations of the Sydell Group were included in the condensed consolidated financial statements for the period from the date of acquisition to June 30, 2024. The acquisition of a controlling financial interest in the Sydell Group did not have a material impact on the Company's condensed consolidated financial statements for the three and six months ended June 30, 2024, and, as such, historical and pro forma results are not disclosed.

Note 3: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as components of current and long-term deferred revenues, during the six months ended June 30, 2024:

(in millions)
Balance as of December 31, 2023	$1,521
Cash received in advance and not recognized as revenue	387
Revenue recognized(1)	(192)
Other(2)	(95)
Balance as of June 30, 2024	$1,621
____________
(1)Primarily related to Hilton Honors, our guest loyalty program, including co-branded credit card arrangements.
(2)Primarily represents the changes in estimated transaction prices for our performance obligations related to the issuance of Hilton Honors points, which had no effect on revenues.

Performance Obligations

As of June 30, 2024, deferred revenues for unsatisfied performance obligations consisted of: (i) $848 million related to Hilton Honors that will be recognized as revenue over approximately the next two years; (ii) $755 million related to advance consideration received from hotel owners for application, initiation and other fees and system implementation fees; and (iii) $18 million related to other obligations. These performance obligations are recognized as revenue as discussed in Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Note 4: Consolidated Variable Interest Entities

As of June 30, 2024 and December 31, 2023, we consolidated two variable interest entities ("VIEs") that each lease one hotel property, both of which are located in Japan, and for which the assets are only available to settle the obligations of the respective entities and the liabilities of the respective entities are non-recourse to us. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb losses and the right to receive benefits that could be significant to each of the VIEs individually.

Our condensed consolidated balance sheets include the assets and liabilities of these entities, including the effect of foreign currency translation, which primarily comprised the following:

	June 30,	December 31,
	2024	2023
	(in millions)
Cash and cash equivalents	$53	$46
Accounts receivable, net	14	17
Property and equipment, net	30	37
Deferred income tax assets	25	32
Other non-current assets	38	43
Accounts payable, accrued expenses and other	29	29
Long-term debt(1)(2)	78	95
____________
(1)Includes finance lease liabilities of $70 million and $86 million as of June 30, 2024 and December 31, 2023, respectively.
(2)Includes current maturities of $17 million and $19 million as of June 30, 2024 and December 31, 2023, respectively.

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

Note 6: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of June 30, 2024, were as follows:

	June 30,	December 31,
	2024	2023
	(in millions)
Senior secured term loan facility due 2028	$—	$1,000
Senior secured term loan facility with a rate of 7.10%, due 2030	3,119	2,119
Senior notes with a rate of 5.375%, due 2025(1)	500	500
Senior notes with a rate of 4.875%, due 2027(1)	600	600
Senior notes with a rate of 5.750%, due 2028(1)	500	500
Senior notes with a rate of 5.875%, due 2029(1)	550	—
Senior notes with a rate of 3.750%, due 2029(1)	800	800
Senior notes with a rate of 4.875%, due 2030(1)	1,000	1,000
Senior notes with a rate of 4.000%, due 2031(1)	1,100	1,100
Senior notes with a rate of 3.625%, due 2032(1)	1,500	1,500
Senior notes with a rate of 6.125%, due 2032(1)	450	—
Finance lease liabilities with a weighted average rate of 5.99%, due 2024 to 2030(2)	124	139
Other debt of consolidated VIEs with a weighted average rate of 1.33%, due 2024 to 2026(2)	8	9
	10,251	9,267
Less: unamortized deferred financing costs and discounts	(79)	(71)
Less: current maturities of long-term debt(3)	(539)	(39)
	$9,633	$9,157
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
(3)Represents current maturities of finance lease liabilities, borrowings of consolidated VIEs and the 5.375% Senior Notes due 2025 (the "May 2025 Senior Notes"). We believe that we have sufficient sources of liquidity and access to debt financing to address the current maturities of long-term debt at or prior to the respective maturity dates.

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

In June 2024, we amended the credit agreement governing our Term Loans pursuant to which $1.0 billion of outstanding Term Loans due June 2028 were replaced with $1.0 billion of incremental Term Loans due November 2030, aligning their maturity with the outstanding $2.1 billion tranche of Term Loans due November 2030. Additionally, the entire balance of the Term Loans was repriced with an interest rate of the Secured Overnight Financing Rate ("SOFR") plus 1.75% (collectively, the "June 2024 Amendment"). In connection with the June 2024 Amendment, we incurred $3 million of debt issuance costs, which were recognized in other non-operating income (loss), net in our condensed consolidated statements of operations for the three and six months ended June 30, 2024.

In March 2024, we borrowed and subsequently repaid $200 million under the Revolving Credit Facility. No borrowings were outstanding under the Revolving Credit Facility as of June 30, 2024, which had an available borrowing capacity of $1,913 million after considering $87 million of outstanding letters of credit.

In March 2024, we issued $550 million aggregate principal amount of 5.875% Senior Notes due 2029 (the "5.875% 2029 Senior Notes") and $450 million aggregate principal amount of 6.125% Senior Notes due 2032 (the "6.125% 2032 Senior Notes") and incurred an aggregate $15 million of debt issuance costs which were recognized as a reduction to the outstanding debt balance in our condensed consolidated balance sheet and will be amortized to interest expense through the respective maturity dates of the 5.875% 2029 Senior Notes and the 6.125% 2032 Senior Notes. Interest on the 5.875% 2029 Senior Notes and the 6.125% 2032 Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2024. We used a portion of the net proceeds from the issuances to repay $200 million borrowed under our Revolving Credit Facility earlier in March 2024.

Note 7: Fair Value Measurements

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	June 30, 2024
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap	$76	$—	$76	$—
Liabilities:
Long-term debt(2)	10,119	6,570	—	3,100

	December 31, 2023
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap	$75	$—	$75	$—
Liabilities:
Long-term debt(2)	9,119	5,631	—	3,129
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

During the three and six months ended June 30, 2024, we measured the net assets acquired in the acquisition of the Sydell Group at fair value on a non-recurring basis; see Note 2: "Acquisitions" for additional information.

Note 8: Income Taxes

At the end of each quarter, we estimate the effective income tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of income (loss) before income taxes, which is subject to federal, state, local and foreign income taxes.

Note 9: Share-Based Compensation

Our share-based compensation primarily consists of awards that we grant to eligible employees under the Hilton 2017 Omnibus Incentive Plan (the "2017 Plan") and includes time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options") and performance-vesting RSUs ("performance shares"). We recognized share-based compensation expense of $55 million and $52 million during the three months ended June 30, 2024 and 2023, respectively, and $96 million and $85 million during the six months ended June 30, 2024 and 2023, respectively, which included amounts reimbursed by hotel owners.

RSUs

During the six months ended June 30, 2024, we granted 471,000 RSUs with a weighted average grant date fair value per share of $203.96, which vest in equal annual installments over two or three years from the date of grant.

Options

During the six months ended June 30, 2024, we granted 264,000 options with a weighted average exercise price per share of $203.95, which vest in equal annual installments over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The weighted average grant date fair value per share of the options granted during the six months ended June 30, 2024 was $71.25, which was determined using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Expected volatility(1)	27.94%
Dividend yield(2)	0.33%
Risk-free rate(3)	4.17%
Expected term (in years)(4)	6.0
____________
(1)Estimated using a blended approach of historical and implied volatility. Historical volatility is based on the historical movement of Hilton's stock price for a period that corresponds to the expected terms of the options.
(2)Estimated based on our quarterly dividend and the three-month average stock price at the date of each grant.
(3)Based on the yields of U.S. Department of Treasury instruments with similar expected terms of the options at the date of each grant.
(4)Estimated using the midpoint of the vesting periods and the contractual terms of the options as we do not have sufficient historical share option exercise data to estimate the terms of our option grants.

Performance Shares

During the six months ended June 30, 2024, we granted 185,000 performance shares with a weighted average grant date fair value per share of $203.95, which vest three years from the date of grant based on the projected achievement of various performance measures.

As of June 30, 2024, we determined that all of the performance measures for all outstanding performance shares granted in 2022, 2023 and 2024 were probable of achievement, with the average of the applicable achievement factors estimated to be between the target and maximum achievement percentages for the performance shares granted in 2022 and 2023 and at the target achievement percentage for the performance shares granted in 2024.

Note 10: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$421	$411	$686	$617
Denominator:
Weighted average shares outstanding	249	264	251	265
Basic EPS	$1.69	$1.56	$2.74	$2.33

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$421	$411	$686	$617
Denominator:
Weighted average shares outstanding(1)	252	266	253	267
Diluted EPS	$1.67	$1.55	$2.71	$2.31
____________
(1)Certain shares related to share-based compensation were excluded from the calculations of diluted EPS because their effect would have been anti-dilutive under the treasury stock method, including less than 1 million shares for each of the three and six months ended June 30, 2024 and 1 million shares for each of the three and six months ended June 30, 2023.

Note 11: Noncontrolling Interests, Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss

The following tables present the changes in the redeemable and nonredeemable noncontrolling interests and the components of stockholders' equity (deficit) attributable to Hilton stockholders:

		Three months ended June 30, 2024
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
		(in millions)
Balance as of March 31, 2024	$—	251.0	$3	$(9,060)	$10,954	$(3,981)	$(749)	$16	$(2,817)
Acquisition date fair value of redeemable noncontrolling interests	22	—	—	—	—	—	—	—	—
Net income (loss)	(1)	—	—	—	—	421	—	2	423
Other comprehensive loss	—	—	—	—	—	—	(14)	(1)	(15)
Dividends	—	—	—	—	—	(37)	—	—	(37)
Repurchases of common stock	—	(3.5)	—	(731)	—	—	—	—	(731)
Share-based compensation	—	0.3	—	10	68	—	—	—	78
Balance as of June 30, 2024	$21	247.8	$3	$(9,781)	$11,022	$(3,597)	$(763)	$17	$(3,099)

	Three months ended June 30, 2023
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests	Total Deficit
	Shares	Amount
	(in millions)
Balance as of March 31, 2023	265.4	$3	$(6,489)	$10,815	$(5,025)	$(724)	$7	$(1,413)
Net income	—	—	—	—	411	—	2	413
Other comprehensive income (loss)	—	—	—	—	—	21	(1)	20
Dividends	—	—	—	—	(40)	—	—	(40)
Repurchases of common stock	(3.3)	—	(475)	—	—	—	—	(475)
Share-based compensation	0.2	—	8	64	—	—	—	72
Balance as of June 30, 2023	262.3	$3	$(6,956)	$10,879	$(4,654)	$(703)	$8	$(1,423)

		Six Months Ended June 30, 2024
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
		(in millions)
Balance as of December 31, 2023	$—	253.5	$3	$(8,393)	$10,968	$(4,207)	$(731)	$13	$(2,347)
Acquisition date fair value of redeemable noncontrolling interests	22	—	—	—	—	—	—	—	—
Net income (loss)	(1)	—	—	—	—	686	—	5	691
Other comprehensive loss	—	—	—	—	—	—	(32)	(1)	(33)
Dividends	—	—	—	—	—	(76)	—	—	(76)
Repurchases of common stock	—	(6.9)	—	(1,398)	—	—	—	—	(1,398)
Share-based compensation	—	1.2	—	10	54	—	—	—	64
Balance as of June 30, 2024	$21	247.8	$3	$(9,781)	$11,022	$(3,597)	$(763)	$17	$(3,099)

	Six Months Ended June 30, 2023
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests	Total Deficit
	Shares	Amount
	(in millions)
Balance as of December 31, 2022	267.9	$3	$(6,040)	$10,831	$(5,190)	$(706)	$4	$(1,098)
Net income	—	—	—	—	617	—	5	622
Other comprehensive income (loss)	—	—	—	—	—	3	(1)	2
Dividends	—	—	—	—	(81)	—	—	(81)
Repurchases of common stock	(6.5)	—	(924)	—	—	—	—	(924)
Share-based compensation	0.9	—	8	48	—	—	—	56
Balance as of June 30, 2023	262.3	$3	$(6,956)	$10,879	$(4,654)	$(703)	$8	$(1,423)

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2023	$(539)	$(262)	$70	$(731)
Other comprehensive income (loss) before reclassifications	(39)	(1)	28	(12)
Amounts reclassified from accumulated other comprehensive loss	1	5	(26)	(20)
Net other comprehensive income (loss)	(38)	4	2	(32)
Balance as of June 30, 2024	$(577)	$(258)	$72	$(763)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2022	$(548)	$(259)	$101	$(706)
Other comprehensive income (loss) before reclassifications	(1)	—	14	13
Amounts reclassified from accumulated other comprehensive loss	—	4	(14)	(10)
Net other comprehensive income (loss)	(1)	4	—	3
Balance as of June 30, 2023	$(549)	$(255)	$101	$(703)
____________
(1)Includes net investment hedge gains and intra-entity foreign currency transactions that are of a long-term investment nature. Amount reclassified during the six months ended June 30, 2024 relates to the liquidation of an investment in a foreign entity and was recognized in loss on foreign currency transactions in our condensed consolidated statement of operations.
(2)Amounts reclassified relate to the amortization of prior service cost and amortization of net loss and were recognized in other non-operating income (loss), net in our condensed consolidated statements of operations.
(3)Amounts reclassified were the result of hedging instruments, primarily comprising interest rate swaps, inclusive of interest rate swaps that were dedesignated in prior periods, with related amounts recognized in interest expense in our condensed consolidated statements of operations. Amounts reclassified also related to forward contracts that hedge our foreign currency denominated fees, with related amounts recognized in various revenue line items, as applicable, in our condensed consolidated statements of operations.

Note 12: Business Segments

We are a hospitality company with operations organized in two distinct operating segments: (i) management and franchise and (ii) ownership, each of which is reported as a segment based on (a) delivering a similar set of products and services and
(b) being managed separately given its distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels that license our IP and where we provide other contracted services, but the day-to-day services of the hotels are operated or managed by someone other than us. Revenues from this segment include: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from our strategic partners, including co-branded credit card providers and hotels that are not managed or franchised hotels that use our booking channels ("strategic partner hotels"), and Hilton Grand Vacations Inc. ("HGV"); and (iii) fees for managing the hotels in our ownership segment. The ownership segment primarily derives revenues from nightly hotel room sales, food and beverage sales and other services at our consolidated owned and leased hotels.

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

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions)
Franchise and licensing fees	$694	$622	$1,270	$1,135
Base and other management fees(1)	108	100	227	189
Incentive management fees	68	69	138	134
Management and franchise	870	791	1,635	1,458
Ownership	337	341	592	589
Segment revenues	1,207	1,132	2,227	2,047
Amortization of contract acquisition costs	(13)	(11)	(25)	(21)
Other revenues	71	46	121	81
Other revenues from managed and franchised properties	1,693	1,500	3,214	2,857
Intersegment fees elimination(1)	(7)	(7)	(13)	(11)
Total revenues	$2,951	$2,660	$5,524	$4,953
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

The following table presents operating income for each of our reportable segments, reconciled to consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions)
Management and franchise(1)	$870	$791	$1,635	$1,458
Ownership(1)	32	37	34	30
Segment operating income	902	828	1,669	1,488
Amortization of contract acquisition costs	(13)	(11)	(25)	(21)
Other revenues, less other expenses	34	13	54	27
Net other expenses from managed and franchised properties	(51)	(8)	(160)	(46)
Depreciation and amortization expenses	(34)	(37)	(70)	(74)
General and administrative expenses	(113)	(111)	(217)	(202)
Gain on sales of assets, net	—	—	7	—
Operating income	725	674	1,258	1,172
Interest expense	(141)	(111)	(272)	(227)
Loss on foreign currency transactions	(1)	(6)	(2)	(6)
Loss on investments in unconsolidated affiliate	—	—	—	(92)
Other non-operating income (loss), net	8	11	(28)	23
Income before income taxes	$591	$568	$956	$870
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

Note 13: Commitments and Contingencies

We include performance clauses in certain of our management contracts, however, most of these clauses do not require us to fund shortfalls, but instead allow for termination of the contract if specified operating performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls and our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee for that particular hotel. As of June 30, 2024, we had performance guarantees with expirations ranging from 2025 to 2043 and possible cash outlays totaling $14 million.

We also have extended debt guarantees and provided letters of credit to owners of certain hotels that we currently or in the future will manage or franchise. During the three and six months ended June 30, 2024, we recognized losses of $3 million and $50 million, respectively, in other non-operating loss, net in our condensed consolidated statement of operations for debt guarantees extended to certain hotels we manage that have failed to comply with the requirements of their respective debt agreements. We paid $77 million during the six months ended June 30, 2024 related to debt guarantees. Our debt guarantees and letters of credit as of June 30, 2024 had expirations ranging from 2025 to 2033 and remaining possible cash outlays totaling $49 million.

The performance and debt guarantees create variable interests in the ownership entities of the related hotels, of which we are not the primary beneficiary.

We receive Hilton Honors and program fees from managed and franchised properties that we are contractually required to use to operate our Hilton Honors program, marketing, sales and brands programs and other shared services on behalf of hotel owners. If we collect amounts in excess of amounts expended, we have a commitment to spend these amounts on the related programs.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2024 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 14: Supplemental Disclosures of Cash Flow Information

Cash interest paid included within operating activities in our condensed consolidated statements of cash flows was $272 million and $237 million during the six months ended June 30, 2024 and 2023, respectively. These amounts excluded $29 million and $24 million of cash receipts for the six months ended June 30, 2024 and 2023, respectively, related to settlements of our interest rate swap with a financing component, which are separately disclosed within financing activities in our condensed consolidated statements of cash flows.

Income tax payments, net of refunds received, were $268 million and $233 million for the six months ended June 30, 2024 and 2023, respectively.

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

Overview

Our Business

Hilton is one of the largest global hospitality companies, with 7,780 properties comprising 1,216,308 rooms in 126 countries and territories as of June 30, 2024. Our premier brand portfolio includes luxury, lifestyle, full service, focused service and all-suites hotel brands, as well as timeshare brands. As of June 30, 2024, we had 195 million members in our award-winning guest loyalty program, Hilton Honors, an increase of 18 percent from June 30, 2023.

Segments and Regions

We analyze our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments that are based on similar products and services: (i) management and franchise and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our IP. Revenues from this segment include: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from our strategic partners, including co-branded credit card providers and hotels that are not managed or franchised hotels that use our booking channels, and HGV; and (iii) fees for managing the hotels in our ownership segment. As a manager of hotels, we typically are responsible for supervising or operating the hotel in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and/or related commercial services, such as our reservations system, marketing and information technology services, while a third party manages or operates such franchised hotels. The ownership segment primarily derives revenues from nightly hotel room sales, food and beverage sales and other services at our consolidated owned and leased hotels.

We conduct business in three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S., which represented 67 percent of our system-wide hotel rooms as of June 30, 2024, is included in the Americas region, it is often analyzed separately and apart from the Americas region and, as such, it is presented separately within our hotel operating statistics in "—Results of Operations." The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within our hotel operating statistics in "—Results of Operations." The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

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

In addition to our current hotel portfolio, we are focused on the growth of our business by expanding our global hotel network through our development pipeline, which represents hotels that we expect to add to our system in the future. The following table summarizes our development activity:

	As of or for the
	Six Months Ended
	June 30, 2024
	Hotels	Rooms(1)
Hotel system
Openings	271	39,200
Net additions(2)	244	32,200

Development pipeline
Additions(3)	926	92,500
Count as of period end(3)(4)(5)	3,870	508,300
____________
(1)Rounded to the nearest hundred.
(2)Represents room additions, net of rooms removed from our system. Net unit growth from June 30, 2023 to June 30, 2024 was 6.2 percent.
(3)Additions include 385 hotels and approximately 18,200 rooms related to strategic partner hotels; count as of period end includes 379 hotels and approximately 17,700 rooms related to strategic partner hotels.
(4)The hotels in our development pipeline were under development throughout 136 countries and territories, including 39 countries and territories where we had no existing hotels, with 251,800 rooms under construction and 298,800 rooms located outside of the U.S. Rooms under construction include rooms for hotels under construction or in the process of conversion to our system. Nearly all of the rooms in our development pipeline will be in our management and franchise segment upon opening. We do not consider any individual development project to be material to us.
(5)Excluding strategic partner hotels, the development pipeline would have totaled 3,491 hotels and 490,600 rooms as of June 30, 2024.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year, have not undergone a change in brand or ownership type during the current or comparable periods and were open January 1st of the previous year; and (ii) have not undergone large-scale capital projects, sustained substantial property damage, encountered business interruption or for which comparable results were not available. We exclude strategic partner hotels from our comparable hotels. Of the 7,682 hotels in our system as of June 30, 2024, six hotels were strategic partner hotels and 6,296 hotels were classified as comparable hotels. Our 1,380 non-comparable hotels as of June 30, 2024 included (i) 702 hotels that were added to our system after January 1, 2023 or that have undergone a change in brand or ownership type during the current or comparable periods reported and (ii) 678 hotels that were removed from the comparable group for the current or comparable periods reported because they underwent or are undergoing large-scale capital projects, sustained substantial property damage, encountered business interruption or comparable results were otherwise not available.

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

References to occupancy, ADR and RevPAR are presented on a comparable basis, based on the comparable hotels as of June 30, 2024, and references to ADR and RevPAR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three and six months ended June 30, 2024 and 2023 use the foreign currency exchange rates used to translate the results of the Company's foreign operations within its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024, respectively.

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

We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) these measures are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions and (ii) these measures are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry. Additionally, these measures exclude certain items that can vary widely across different industries and among competitors within our industry. For instance, interest expense and income taxes are dependent on company specifics, including, among other things, capital structure and operating jurisdictions, respectively, and, therefore, could vary significantly across companies. Depreciation and amortization expenses, as well as amortization of contract acquisition costs, are dependent upon company policies, including the method of acquiring and depreciating assets and the useful lives that are assigned to those depreciating or amortizing assets for accounting purposes. For Adjusted EBITDA, we also exclude items such as: (i) FF&E replacement reserves for leased hotels to be consistent with the treatment of capital expenditures for property and equipment, where depreciation of such capitalized assets is reported within depreciation and amortization expenses; (ii) share-based compensation, as this could vary widely among companies due to the different plans in place and the usage of them; and (iii) other items that are not reflective of our operating performance, such as amounts related to debt restructurings and debt retirements and reorganization and related severance costs, to enhance period-over-period comparisons of our ongoing operations. Further, Adjusted EBITDA excludes the net effect of our cost reimbursement revenues and expenses, classified in other revenues from managed and franchised properties and other expenses from managed and franchised properties, respectively, as we contractually do not operate the related programs to generate a profit or loss over the life of these programs. The direct reimbursements from hotel owners are billable and reimbursable as the costs are incurred and have no net effect on net income (loss). The fees we recognize related to the indirect reimbursements may be recognized before or after the related expenses are incurred, causing timing differences between the recognition of the costs incurred and the related reimbursement from hotel owners, with the net effect impacting net income (loss) in the reporting period. However, the expenses incurred related to the indirect reimbursements are expected to equal the revenues earned from the indirect reimbursements over time, and, therefore, the net effect of our cost reimbursement revenues and expenses is not used by management to evaluate our operating performance or make operating decisions.

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

Results of Operations

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Change		Six Months Ended	Change
	June 30, 2024	2024 vs. 2023		June 30, 2024	2024 vs. 2023
System-wide
Occupancy	75.3%	1.3%	pts.	71.3%	0.7%	pts.
ADR	$163.70	1.7%		$159.37	1.7%
RevPAR	$123.30	3.5%		$113.65	2.8%

U.S.
Occupancy	76.8%	1.1%	pts.	72.3%	0.3%	pts.
ADR	$172.36	1.4%		$167.11	1.0%
RevPAR	$132.33	2.9%		$120.84	1.4%

Americas (excluding U.S.)
Occupancy	71.2%	1.7%	pts.	68.6%	1.5%	pts.
ADR	$154.34	4.0%		$155.54	4.6%
RevPAR	$109.94	6.5%		$106.64	6.9%

Europe
Occupancy	77.4%	2.4%	pts.	71.2%	2.7%	pts.
ADR	$173.38	3.4%		$159.07	3.7%
RevPAR	$134.12	6.7%		$113.18	7.9%

MEA
Occupancy	68.3%	2.4%	pts.	70.8%	2.4%	pts.
ADR	$185.55	6.8%		$190.27	8.9%
RevPAR	$126.68	10.7%		$134.76	12.8%

Asia Pacific
Occupancy	69.5%	0.8%	pts.	67.3%	1.1%	pts.
ADR	$105.20	(0.2)%		$109.93	2.7%
RevPAR	$73.08	0.9%		$74.03	4.4%

System-wide RevPAR increased during the three and six months ended June 30, 2024, supported by improvements in system-wide ADR, which included the impact of inflation, and increases in occupancy, which were driven by increases in group demand. The increases in RevPAR in the U.S. were driven by the timing of holidays. The Americas region, excluding the U.S., continued to see improvement resulting from increases in inbound leisure travel in Mexico and the Caribbean and Latin America. The RevPAR increases in Europe were driven by continued growth in inbound international travel, which, during the periods, increased in several major cities that held large popular sporting and concert events. Both MEA and Asia Pacific benefited from increased travel due to less restrictive tourism policies and special events in the regions. The increases in Asia Pacific were partially offset by decreases in China, as travel and tourism continues to normalize from the removal of cross-border travel restrictions.

The table below provides a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions)
Net income	$422	$413	$690	$622
Interest expense	141	111	272	227
Income tax expense	169	155	266	248
Depreciation and amortization expenses	34	37	70	74
EBITDA	766	716	1,298	1,171
Gain on sales of assets, net	—	—	(7)	—
Loss on foreign currency transactions	1	6	2	6
Loss on investments in unconsolidated affiliate(1)	—	—	—	92
Loss on debt guarantees(2)	3	—	50	—
FF&E replacement reserves	13	15	24	23
Share-based compensation expense	55	52	96	85
Amortization of contract acquisition costs	13	11	25	21
Net other expenses from managed and franchised properties	51	8	160	46
Other adjustments(3)	15	3	19	8
Adjusted EBITDA	$917	$811	$1,667	$1,452
____________
(1)Amount includes losses recognized related to equity and debt financing that we had previously provided to an unconsolidated affiliate with underlying investments in certain hotels that we manage or franchise; refer to Note 5: "Loss on Investments in Unconsolidated Affiliate" in our unaudited condensed consolidated financial statements for additional information.
(2)Amounts include losses on debt guarantees for certain hotels that we manage; refer to Note 13: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information.
(3)Amounts for the three and six months ended June 30, 2024 primarily relate to restructuring costs related to one of our leased properties and transaction costs resulting from the amendment of our Term Loans. Amount for the six months ended June 30, 2024 also includes transaction costs incurred for acquisitions. Amounts for all periods include net losses (gains) related to certain of our investments in unconsolidated affiliates, other than the loss included separately in "loss on investments in unconsolidated affiliate," severance and other items.

Revenues

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	(in millions)			(in millions)
Franchise and licensing fees	$689	$618	11.5	$1,260	$1,126	11.9

Base and other management fees	$93	$86	8.1	$199	$166	19.9
Incentive management fees	68	69	(1.4)	138	134	3.0
Total management fees	$161	$155	3.9	$337	$300	12.3

The increases in franchise and management fees were primarily the result of increases in RevPAR at our comparable franchised and managed hotels. During the three months ended June 30, 2024, RevPAR at our comparable franchised and managed hotels increased 2.8 percent and 5.4 percent, respectively, contributing to currency neutral increases in franchise and management fees of $19 million and $9 million, respectively. The increases in RevPAR at our comparable franchised and managed hotels for the three months ended June 30, 2024 were due to increased occupancy of 0.9 percentage points and 2.7 percentage points, respectively, and increased ADR of 1.7 percent and 1.4 percent, respectively. During the six months ended June 30, 2024, RevPAR at our comparable franchised and managed hotels increased 1.4 percent and 6.8 percent, respectively, contributing to currency neutral increases in franchise and management fees of $27 million and $25 million, respectively. The increases in RevPAR at our comparable franchised and managed hotels for the six months ended June 30, 2024 were due to increased occupancy of 0.1 percentage points and 2.9 percentage points, respectively, and increased ADR of 1.3 percent and 2.3 percent, respectively.

Further, franchise and management fees included net increases of $14 million and $3 million, respectively, during the three months ended June 30, 2024, and $23 million and $4 million, respectively, during the six months ended June 30, 2024 as a result of net hotel additions between the periods. During the six months ended June 30, 2024, franchise and management fees also increased as a result of increases of $9 million and $20 million, respectively, in termination fees received from hotels that exited our system.

Licensing fees increased $34 million and $72 million during the three and six months ended June 30, 2024, respectively, as a result of increases in fees from our strategic partnerships and HGV. Increased fees from our strategic partnerships primarily resulted from new cardholder acquisitions and increased cardholder spend under our co-branded credit card arrangements. Increased fees from HGV resulted from increased timeshare revenues, inclusive of the impact of adding new timeshare properties to our system between the periods, including those acquired by HGV from third-party companies.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	(in millions)			(in millions)
Owned and leased hotels revenues	$337	$341	(1.2)	$592	$589	0.5

The $4 million decrease in owned and leased hotels revenues for the three months ended June 30, 2024 was driven by a decrease of $11 million due to unfavorable fluctuations in foreign currency partially offset by a currency neutral increase of $7 million. The $3 million increase in owned and leased hotels revenues for the six months ended June 30, 2024, included a $16 million currency neutral increase partially offset by a decrease of $13 million resulting from unfavorable fluctuations in foreign currency exchange rates.

Revenues from our comparable owned and leased hotels increased $19 million and $40 million, on a currency neutral basis, during the three and six months ended June 30, 2024, respectively, due to increases in RevPAR at our comparable owned and leased hotels of 8.2 percent and 10.1 percent, respectively. The increases in RevPAR were due to increases in occupancy of 2.8 percentage points and 3.4 percentage points, respectively, and ADR of 4.4 percent and 5.0 percent, respectively. The currency neutral decreases in revenues from our non-comparable owned and leased hotels of $12 million and $24 million for the three and six months ended June 30, 2024, respectively, included decreases related to hotels undergoing renovations during the periods and the business interruption that occurred at our leased hotel in Israel due to the ongoing military conflict.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	(in millions)			(in millions)
Other revenues	$71	$46	54.3	$121	$81	49.4

The increases in other revenues were primarily due to increased procurement volume and associated vendor rebates for purchases made by properties that participate in our purchasing programs, including properties outside of our system.

Operating Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	(in millions)			(in millions)
Owned and leased hotels expenses	$298	$297	0.3	$545	$548	(0.5)

Owned and leased hotels expenses increased $8 million and $4 million, on a currency neutral basis, during the three and six months ended June 30, 2024, respectively, which were offset by decreases of $7 million in both periods, resulting from favorable fluctuations in foreign currency exchange rates. Expenses from our comparable owned and leased hotels increased $18 million and $23 million, on a currency neutral basis, during the three and six months ended June 30, 2024, respectively, as a result of increased occupancy and cost inflation, primarily due to increases in payroll and other compensation costs. The $10 million and $19 million net decreases in owned and leased hotels expenses, on a currency neutral basis, from our non-comparable owned and leased hotels were primarily driven by the business interruption that occurred at our leased hotel in Israel during the periods.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	(in millions)			(in millions)
Depreciation and amortization expenses	$34	$37	(8.1)	$70	$74	(5.4)
General and administrative expenses	113	111	1.8	217	202	7.4
Other expenses	37	33	12.1	67	54	24.1

The decreases in depreciation and amortization expenses during the three and six months ended June 30, 2024 were primarily due to decreases in amortization expense, driven by decreases of $9 million and $19 million for the three and six months ended June 30, 2024, respectively, for certain intangible assets that became fully amortized during the three months ended December 31, 2023. The decreases in amortization expense were mostly offset by increases related to software and corporate and hotel assets placed in service between the periods.

The increases in general and administrative expenses were primarily due to increases in costs related to payroll and other compensation costs.

The increases in other expenses were primarily due to costs associated with higher procurement volume from our purchasing operations.

Non-operating Income and Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	(in millions)			(in millions)
Interest expense	$(141)	$(111)	27.0	$(272)	$(227)	19.8
Loss on foreign currency transactions	(1)	(6)	(83.3)	(2)	(6)	(66.7)
Loss on investments in unconsolidated affiliate	—	—	—	—	(92)	NM(1)
Other non-operating income (loss), net	8	11	(27.3)	(28)	23	NM(1)
Income tax expense	(169)	(155)	9.0	(266)	(248)	7.3
____________
(1)Fluctuation in terms of percentage change is not meaningful.

In November 2023, we amended the credit agreement governing the Term Loans to convert $1.0 billion of the outstanding Term Loans to a new tranche with an interest rate of SOFR plus 1.85% and $1.6 billion of the outstanding Term Loans, along with $500 million of new aggregate principal amount, into a new tranche with an interest rate of SOFR plus 2.10% (the "November 2023 Amendment"). The credit agreement was subsequently further amended in June 2024 whereby we replaced $1.0 billion Term Loans due June 2028 with $1.0 billion of incremental Term Loans due November 2030 and repriced the entire balance of the Term Loans to an interest rate of SOFR plus 1.75%.

The increases in interest expense during the three and six months ended June 30, 2024 were primarily attributable to increases related to the Term Loans of $12 million and $29 million for the three and six months ended June 30, 2024, respectively, as a result of the modifications from the November 2023 Amendment and June 2024 Amendment, as well as increases in one-month SOFR for the comparable periods, and increases of $15 million and $16 million for the three and six months ended June 30, 2024, respectively, due to the issuance of the 5.875% 2029 Senior Notes and the 6.125% 2032 Senior Notes in March 2024. These increases were partially offset by decreases in interest expense of $1 million and $15 million for the three and six months ended June 30, 2024, respectively, due to interest rate swaps used to mitigate floating interest rate risk, including increases in the amortization of net gains from accumulated other comprehensive loss from a designated interest rate swap and, for the six months ended June 30, 2024, decreases in the release of net losses from accumulated other comprehensive loss related to a previous interest rate swap that was dedesignated in a prior period.

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

The net change in other non-operating income (loss), net during the six months ended June 30, 2024 was primarily driven by an increase in losses on debt guarantees for hotels that Hilton manages. See Note 13: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information.

The increases in income tax expense during the three and six months ended June 30, 2024 were primarily attributable to the increases in income before income taxes.

Segment Results

As of June 30, 2024, our management and franchise segment included 815 managed and 6,914 franchised and licensed properties, which included 98 timeshare and six strategic partner hotels, consisting of 1,198,816 total rooms, and our ownership segment included 51 hotels consisting of 17,492 total rooms. Refer to Note 12: "Business Segments" in our unaudited condensed consolidated financial statements for reconciliations of revenues for our reportable segments to consolidated total revenues and of segment operating income to consolidated income before income taxes.

For the three and six months ended June 30, 2024, refer to "—Revenues" for further discussion of the increases in our franchise and licensing fees and total management fees, which reflect our management and franchise segment revenues and segment operating income, as well as for further discussion of the changes in revenues from our owned and leased hotels, which reflect our ownership segment revenues. In addition, refer to "—Operating Expenses" for further discussion of the changes in operating expenses at our owned and leased hotels, which, when netted with ownership segment revenues and management fees charged by our management and franchise segment, results in our ownership segment operating income (loss).

Liquidity and Capital Resources

Overview

As of June 30, 2024, we had total cash and cash equivalents of $802 million, including $71 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents is related to cash collateral and cash held for FF&E reserves.

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

Our known long-term liquidity requirements primarily consist of funds necessary to pay for: (i) scheduled debt maturities and interest payments on our outstanding indebtedness; (ii) lease payments under our finance and operating leases; (iii) committed contract acquisition costs; (iv) capital improvements to the hotels within our ownership segment; (v) corporate capital and information technology expenditures; (vi) dividends as declared; (vii) share repurchases; and (viii) commitments to owners in our management and franchise segment made in the normal course of business for which we are reimbursed by these owners through Hilton Honors and program fees to operate our Hilton Honors program, marketing, sales and brands programs and shared services. In March 2024, we issued a total of $1.0 billion of 5.875% 2029 Senior Notes and 6.125% 2032 Senior Notes and used $200 million of the net proceeds to repay the outstanding balance under the Revolving Credit Facility. In June 2024, we amended the credit agreement governing our Term Loans pursuant to which (i) $1.0 billion of outstanding Term Loans due June 2028 were replaced with the $1.0 billion of incremental Term Loans due November 2030, aligning their maturity with the outstanding $2.1 billion tranche of Term Loans due November 2030 and (ii) the entire balance of the Term Loans was repriced with an interest rate of SOFR plus 1.75%. Refer to Note 6: "Debt" in our unaudited condensed consolidated financial statements for additional information. Except for the issuance of the 5.875% 2029 Senior Notes and the 6.125% 2032 Senior Notes in March 2024 and the amendment to the credit agreement governing our Term Loans in June 2024, there were no material changes to our contractual obligations from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

During the six months ended June 30, 2024, we repurchased approximately 6.9 million shares of our common stock for $1,386 million. As of June 30, 2024, approximately $2.4 billion remained available for share repurchases under our stock repurchase program.

In circumstances where we have the opportunity to support our strategic objectives, we may provide guarantees or other commitments, as necessary, to owners of hotels that we currently or in the future will manage or franchise or other third parties. See Note 13: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information on our commitments that were outstanding as of June 30, 2024.

We have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases. Within the framework of our investment policy, we intend to finance our business activities primarily with cash on our balance sheet as of June 30, 2024, cash generated from our operations and, as needed, the use of the available capacity of our Revolving Credit Facility. Additionally, we have continued access to debt markets and expect to be able to obtain financing as a source of liquidity as required and to extend maturities of existing borrowings, if necessary.

After considering our approach to liquidity and our available sources of cash, we believe that our cash position and sources of liquidity will meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and other compensation costs, taxes and compliance costs, current maturities of long-term debt and other commitments for the foreseeable future based on current conditions. The objectives of our cash management policy are maintaining the availability of liquidity and minimizing operational costs.

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

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Six Months Ended		Percent
	June 30,		Change
	2024	2023	2024 vs. 2023
	(in millions)
Net cash provided by operating activities	$767	$794	(3.4)
Net cash used in investing activities	(318)	(154)	NM(1)
Net cash used in financing activities	(506)	(1,031)	(50.9)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

Operating Activities

Cash flows from operating activities were primarily generated from management, franchise and licensing fee revenue and operating income from our owned and leased hotels. The decrease in net cash inflows during the period was primarily due to a $35 million increase in the net cash outflows related to income tax payments, primarily due to income tax refunds received during the six months ended June 30, 2023 and an outflow of $77 million for debt guarantee payments. The decrease in cash provided by operating activities was partially offset by the increase in cash inflows generated from our management and franchise segment, discussed in "—Revenues," largely as a result of an increase in RevPAR at our comparable managed and franchised hotels as well as revenues from new hotels added, net of hotels removed, and a $62 million decrease in payments of contract acquisition costs due to the timing of certain strategic hotel developments supporting our growth during the six months ended June 30, 2023.

Investing Activities

Net cash used in investing activities primarily included cash flows related to: (i) the acquisitions of (a) the Graduate brand and the associated franchise contracts and (b) a controlling financial interest in the Sydell Group, both completed during the six months ended June 30, 2024, (ii) capitalized software costs that were related to various systems initiatives for the benefit of both our hotel owners and our overall corporate operations, and (iii) capital expenditures for property and equipment related to corporate property and the renovation of certain hotels in our ownership segment, which decreased between the periods due to the timing of certain corporate and hotel capital expenditure projects. Additionally, our investing activities include the net cash inflows and outflows related to our undesignated derivative financial instruments that we have in place to hedge against the impact of fluctuations in foreign currency exchange rates on certain of our intercompany loan and cash balances, which, were primarily the result of changes in the exchange rates for the Euro and Australian dollar to the U.S. dollar during the six months ended June 30, 2024 and the Pound Sterling to the U.S. dollar during the six months ended June 30, 2023.

Financing Activities

The decrease in net cash used in financing activities was primarily attributable to a $1.0 billion increase in cash inflows from the issuances of the 5.875% 2029 Senior Notes and the 6.125% 2032 Senior Notes. This increase in cash inflows was partially offset by a $482 million increase in cash outflows for share repurchases.

Debt and Borrowing Capacity

As of June 30, 2024, our total indebtedness, excluding the deduction for unamortized deferred financing costs and discounts, was approximately $10.3 billion. No debt amounts were outstanding under the Revolving Credit Facility as of June 30, 2024, which had an available borrowing capacity of $1,913 million after considering $87 million of outstanding letters of credit. For additional information on our total indebtedness and guarantees on our debt, refer to Note 6: "Debt" in our unaudited condensed consolidated financial statements.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or issue additional equity securities. We do not have any material indebtedness outstanding that matures prior to May 2025, and we believe that we have sufficient sources of liquidity and access to debt financing to address the debt maturing in May 2025 at or prior to its maturity date. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hospitality industry that may be beyond our control.

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and, during the six months ended June 30, 2024, there were no material changes to those critical accounting estimates that were previously disclosed.

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

Item 1A. Risk Factors

As of June 30, 2024, there have been no material changes from the risk factors previously disclosed under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended June 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
April 1, 2024 to April 30, 2024	1,220,887	$206.63	1,220,887	$2,868
May 1, 2024 to May 31, 2024	1,253,588	201.83	1,253,588	2,615
June 1, 2024 to June 30, 2024	1,044,590	209.18	1,044,590	2,396
Total	3,519,065	205.68	3,519,065
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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
4.1
First Supplemental Indenture with respect to the 5.875% Senior Notes due 2029 and 6.125% Senior Notes due 2032, dated as of July 11, 2024, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

4.2
Seventh Supplemental Indenture with respect to the 4.875% Senior Notes due 2027, dated as of July 11, 2024, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

4.3
Sixth Supplemental Indenture with respect to the 4.875% Senior Notes due 2030, dated as of July 11, 2024, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

4.4
Third Supplemental Indenture with respect to the 5.375% Senior Notes due 2025 and 5.750% Senior Notes due 2028, dated as of July 11, 2024, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

4.5
Third Supplemental Indenture with respect to the 3.750% Senior Notes due 2029 and 4.000% Senior Notes due 2031, dated as of July 11, 2024, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

4.6
Third Supplemental Indenture with respect to the 3.625% Senior Notes due 2032, dated as of July 11, 2024, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee.

10.1
Amendment No. 11, dated as of June 14, 2024, to the Credit Agreement, dated as of October 25, 2013 (as amended by Amendment No. 1 to the Credit Agreement dated as of August 18, 2016, as further amended by Amendment No. 2 to the Credit Agreement dated as of November 21, 2016, as further amended by Amendment No. 3 to the Credit Agreement dated as of March 16, 2017, as further amended by Amendment No. 4 to the Credit Agreement dated as of April 19, 2018, as further amended by Amendment No. 5 to the Credit Agreement dated as of June 5, 2019, as further amended by Amendment No. 6 to the Credit Agreement dated as of June 21, 2019, as further amended by Amendment No. 7 to the Credit Agreement dated as of October 21, 2021, as further amended by Amendment No. 8 to the Credit Agreement dated as of December 9, 2022, as further amended by Amendment No. 9 to the Credit Agreement dated as of January 5, 2023 and as further amended by Amendment No. 10, dated as of November 8, 2023), by and among Hilton Worldwide Holdings Inc., Hilton Worldwide Parent LLC, Hilton Domestic Operating Company Inc., the other guarantors party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent and collateral agent and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 14, 2024).

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

Date: August 7, 2024