Form 10-Q
period 2024-09-30
Hilton Worldwide Holdings Inc.
filed 2024-10-23
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of October 18, 2024 was 243,779,806.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,580	$800
Restricted cash and cash equivalents	75	75
Accounts receivable, net of allowance for credit losses of $144 and $131	1,597	1,487
Prepaid expenses	191	131
Other	130	121
Total current assets (variable interest entities – $81 and $65)	3,573	2,614
Intangibles and Other Assets:
Goodwill	5,065	5,052
Brands	5,015	4,846
Management and franchise contracts, net	1,211	1,064
Other intangible assets, net	187	173
Operating lease right-of-use assets	620	618
Property and equipment, net	395	382
Deferred income tax assets	140	140
Other	483	512
Total intangibles and other assets (variable interest entities – $104 and $112)	13,116	12,787
TOTAL ASSETS	$16,689	$15,401
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$2,074	$1,979
Current maturities of long-term debt	538	39
Current portion of deferred revenues	543	502
Current portion of liability for guest loyalty program	1,336	1,202
Total current liabilities (variable interest entities – $56 and $50)	4,491	3,722
Long-term debt	10,626	9,157
Operating lease liabilities	798	808
Deferred revenues	1,241	1,132
Deferred income tax liabilities	357	401
Liability for guest loyalty program	1,617	1,530
Other	989	998
Total liabilities (variable interest entities – $128 and $137)	20,119	17,748
Commitments and contingencies – see Note 13
Redeemable Noncontrolling Interests	20	—
Equity (Deficit):
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 244,611,310 outstanding as of September 30, 2024 and 253,488,288 outstanding as of December 31, 2023	3	3
Treasury stock, at cost; 91,048,652 shares as of September 30, 2024 and 80,807,049 shares as of December 31, 2023	(10,514)	(8,393)
Additional paid-in capital	11,072	10,968
Accumulated deficit	(3,290)	(4,207)
Accumulated other comprehensive loss	(741)	(731)
Total Hilton stockholders' deficit	(3,470)	(2,360)
Noncontrolling interests	20	13
Total deficit	(3,450)	(2,347)
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (DEFICIT)	$16,689	$15,401

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Franchise and licensing fees	$698	$643	$1,958	$1,769
Base and other management fees	88	81	287	247
Incentive management fees	66	63	204	197
Owned and leased hotels	330	335	922	924
Other revenues	58	45	179	126
	1,240	1,167	3,550	3,263
Other revenues from managed and franchised properties	1,627	1,506	4,841	4,363
Total revenues	2,867	2,673	8,391	7,626

Expenses
Owned and leased hotels	288	301	833	849
Depreciation and amortization	37	40	107	114
General and administrative	101	96	318	298
Other expenses	26	26	93	80
	452	463	1,351	1,341
Other expenses from managed and franchised properties	1,790	1,557	5,164	4,460
Total expenses	2,242	2,020	6,515	5,801

Gain (loss) on sales of assets, net	(2)	—	5	—

Operating income	623	653	1,881	1,825

Interest expense	(140)	(113)	(412)	(340)
Loss on foreign currency transactions	(3)	(7)	(5)	(13)
Loss on investments in unconsolidated affiliate	—	—	—	(92)
Other non-operating income (loss), net	11	15	(17)	38

Income before income taxes	491	548	1,447	1,418

Income tax expense	(147)	(169)	(413)	(417)

Net income	344	379	1,034	1,001
Net income attributable to redeemable and nonredeemable noncontrolling interests	—	(2)	(4)	(7)
Net income attributable to Hilton stockholders	$344	$377	$1,030	$994

Earnings per share:
Basic	$1.40	$1.45	$4.13	$3.77
Diluted	$1.38	$1.44	$4.09	$3.74

Cash dividends declared per share	$0.15	$0.15	$0.45	$0.45

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$344	$379	$1,034	$1,001
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $—(1), $(2), $3 and $(3)	54	(31)	15	(33)
Pension liability adjustment, net of tax of $(1), $(1), $(2) and $(2)	2	2	6	6
Cash flow hedge adjustment, net of tax of $11, $(1), $10 and $(1)	(32)	4	(30)	4
Total other comprehensive income (loss)	24	(25)	(9)	(23)

Comprehensive income	368	354	1,025	978
Comprehensive income attributable to redeemable and nonredeemable noncontrolling interests	(2)	(2)	(5)	(6)
Comprehensive income attributable to Hilton stockholders	$366	$352	$1,020	$972
____________
(1)Amount was less than $1 million.
See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Operating Activities:
Net income	$1,034	$1,001
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of contract acquisition costs	37	32
Depreciation and amortization expenses	107	114
Gain on sales of assets, net	(5)	—
Loss on foreign currency transactions	5	13
Loss on investments in unconsolidated affiliate	—	92
Share-based compensation expense	140	133
Deferred income taxes	(31)	(38)
Contract acquisition costs, net of refunds	(87)	(164)
Change in deferred revenues	150	140
Change in liability for guest loyalty program	221	204
Working capital changes and other	(140)	(46)
Net cash provided by operating activities	1,431	1,481
Investing Activities:
Capital expenditures for property and equipment	(48)	(109)
Cash paid for acquisitions, net of cash acquired	(236)	—
Issuance of financing receivables	(15)	(8)
Proceeds from asset dispositions	8	—
Settlements of undesignated derivative financial instruments	—	(28)
Capitalized software costs	(71)	(68)
Investments in unconsolidated affiliates	(5)	(15)
Net cash used in investing activities	(367)	(228)
Financing Activities:
Borrowings	2,283	3
Repayment of debt	(315)	(40)
Debt issuance costs	(30)	(9)
Dividends paid	(113)	(120)
Repurchases of common stock	(2,127)	(1,595)
Share-based compensation tax withholdings	(72)	(53)
Proceeds from share-based compensation	57	32
Settlements of interest rate swap with financing component	43	38
Net cash used in financing activities	(274)	(1,744)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(10)	(16)
Net increase (decrease) in cash, restricted cash and cash equivalents	780	(507)
Cash, restricted cash and cash equivalents, beginning of period	875	1,286
Cash, restricted cash and cash equivalents, end of period	$1,655	$779

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

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain disclosures normally included in annual financial statements presented in accordance with GAAP; however, we believe the disclosures made are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Note 2: Acquisitions

Graduate by Hilton

In May 2024, we completed the acquisition of the Graduate brand for a total purchase price of $210 million, $200 million of which we paid in cash upon closing. The remaining $10 million was not reflected in the amount of cash consideration paid in our condensed consolidated statement of cash flows for the nine months ended September 30, 2024 and was included in accounts payable, accrued expenses and other in our condensed consolidated balance sheet as of September 30, 2024. The remaining amount will be paid upon the satisfaction of certain conditions by the seller which are expected to occur within the next 12 months. We accounted for the transaction as an asset acquisition. On the date of the acquisition, we added 32 existing properties located in the U.S. and United Kingdom ("U.K.") to our franchise portfolio.

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

The results of operations related to the Graduate brand, which did not have a material impact on our operating results for the three and nine months ended September 30, 2024, were included in the condensed consolidated financial statements for the period from the date of acquisition to September 30, 2024.

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

Our redeemable noncontrolling interests relate to our interest in the Sydell Group. The Sydell Group's governing documents contain put options that give the noncontrolling interest holders the right to sell their equity interests to us beginning in the second quarter of 2030, as well as call options that give us the right to purchase the remaining equity interests beginning in the second quarter of 2032. The exercise price of the put and call options is based on a multiple of the Sydell Group's earnings as of the date that such option would be exercised. The redeemable noncontrolling interests were recorded at a fair value of $22 million as of the acquisition date.

The results of operations of the Sydell Group were included in the condensed consolidated financial statements for the period from the date of acquisition to September 30, 2024. The acquisition of a controlling financial interest in the Sydell Group did not have a material impact on the Company's condensed consolidated financial statements for the three and nine months ended September 30, 2024, and, as such, historical and pro forma results are not disclosed.

Note 3: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as components of current and long-term deferred revenues, during the nine months ended September 30, 2024:

(in millions)
Balance as of December 31, 2023	$1,521
Cash received in advance and not recognized as revenue	585
Revenue recognized(1)	(310)
Other(2)	(95)
Balance as of September 30, 2024	$1,701
____________
(1)Primarily related to Hilton Honors, our guest loyalty program, including co-branded credit card arrangements.
(2)Primarily represents the changes in estimated transaction prices for our performance obligations related to the issuance of Hilton Honors points, which had no effect on revenues.

Performance Obligations

As of September 30, 2024, deferred revenues for unsatisfied performance obligations consisted of: (i) $916 million related to Hilton Honors that will be recognized as revenue over approximately the next two years; (ii) $768 million related to advance consideration received from hotel owners for application, initiation and other fees and system implementation fees; and (iii) $17 million related to other obligations. These performance obligations are recognized as revenue as discussed in Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Note 4: Consolidated Variable Interest Entities

As of September 30, 2024 and December 31, 2023, we consolidated two variable interest entities ("VIEs") that each lease one hotel property, both of which are located in Japan, and for which the assets are only available to settle the obligations of the respective entities and the liabilities of the respective entities are non-recourse to us. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb losses and the right to receive benefits that could be significant to each of the VIEs individually.

Our condensed consolidated balance sheets include the assets and liabilities of these entities, including the effect of foreign currency translation, which primarily comprised the following:

	September 30,	December 31,
	2024	2023
	(in millions)
Cash and cash equivalents	$65	$46
Accounts receivable, net	12	17
Property and equipment, net	35	37
Deferred income tax assets	26	32
Other non-current assets	43	43
Accounts payable, accrued expenses and other	38	29
Long-term debt(1)(2)	80	95
____________
(1)Includes finance lease liabilities of $74 million and $86 million as of September 30, 2024 and December 31, 2023, respectively.
(2)Includes current maturities of $17 million and $19 million as of September 30, 2024 and December 31, 2023, respectively.

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

Note 6: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of September 30, 2024, were as follows:

	September 30,	December 31,
	2024	2023
	(in millions)
Senior secured term loan facility due 2028	$—	$1,000
Senior secured term loan facility with a rate of 6.60%, due 2030	3,119	2,119
Senior notes with a rate of 5.375%, due 2025(1)	500	500
Senior notes with a rate of 4.875%, due 2027(1)	600	600
Senior notes with a rate of 5.750%, due 2028(1)	500	500
Senior notes with a rate of 5.875%, due 2029(1)	550	—
Senior notes with a rate of 3.750%, due 2029(1)	800	800
Senior notes with a rate of 4.875%, due 2030(1)	1,000	1,000
Senior notes with a rate of 4.000%, due 2031(1)	1,100	1,100
Senior notes with a rate of 3.625%, due 2032(1)	1,500	1,500
Senior notes with a rate of 6.125%, due 2032(1)	450	—
Senior notes with a rate of 5.875%, due 2033(1)	1,000	—
Finance lease liabilities with a weighted average rate of 6.04%, due 2024 to 2030(2)	129	139
Other debt of consolidated VIEs with a weighted average rate of 1.58%, due 2024 to 2026(2)	6	9
	11,254	9,267
Less: unamortized deferred financing costs and discounts	(90)	(71)
Less: current maturities of long-term debt(3)	(538)	(39)
	$10,626	$9,157
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

Our senior secured credit facilities consist of a senior secured revolving credit facility (the "Revolving Credit Facility") and a senior secured term loan facility (the "Term Loans"). The obligations under our senior secured credit facilities are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic restricted subsidiaries, other than HOC, the named borrower under the senior secured credit facilities.

In June 2024, we amended the credit agreement governing our Term Loans pursuant to which $1.0 billion of outstanding Term Loans due June 2028 were replaced with $1.0 billion of incremental Term Loans due November 2030, aligning their maturity with the outstanding $2.1 billion tranche of Term Loans due November 2030. Additionally, the entire balance of the Term Loans was repriced with an interest rate of the Secured Overnight Financing Rate ("SOFR") plus 1.75% (collectively, the

"June 2024 Amendment"). In connection with the June 2024 Amendment, we incurred $3 million of debt issuance costs, which were recognized in other non-operating income (loss), net in our condensed consolidated statements of operations for the nine months ended September 30, 2024.

In March 2024, we borrowed and subsequently repaid $200 million under the Revolving Credit Facility. No borrowings were outstanding under the Revolving Credit Facility as of September 30, 2024, which had an available borrowing capacity of $1,913 million after considering $87 million of outstanding letters of credit.

In September 2024, we issued $1 billion aggregate principal amount of 5.875% Senior Notes due 2033 (the "2033 Senior Notes" or "September Senior Notes issuance") and incurred an aggregate $15 million of debt issuance costs which were recognized as a reduction to the outstanding debt balance in our condensed consolidated balance sheet and will be amortized to interest expense through the maturity date of the 2033 Senior Notes. Interest on the 2033 Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2025.

In March 2024, we issued $550 million aggregate principal amount of 5.875% Senior Notes due 2029 (the "5.875% 2029 Senior Notes") and $450 million aggregate principal amount of 6.125% Senior Notes due 2032 (the "6.125% 2032 Senior Notes") (collectively, the "March Senior Notes issuance") and incurred an aggregate $15 million of debt issuance costs which were recognized as a reduction to the outstanding debt balance in our condensed consolidated balance sheet and will be amortized to interest expense through the respective maturity dates of the 5.875% 2029 Senior Notes and the 6.125% 2032 Senior Notes. Interest on the 5.875% 2029 Senior Notes and the 6.125% 2032 Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2024. We used a portion of the net proceeds from the March Senior Notes issuance to repay $200 million borrowed under our Revolving Credit Facility earlier in March 2024.

Note 7: Fair Value Measurements

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	September 30, 2024
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap	$41	$—	$41	$—
Liabilities:
Long-term debt(2)	11,119	7,787	—	3,111

	December 31, 2023
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap	$75	$—	$75	$—
Liabilities:
Long-term debt(2)	9,119	5,631	—	3,129
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

During the nine months ended September 30, 2024, we measured the net assets acquired in the acquisition of the Sydell Group at fair value on a non-recurring basis; see Note 2: "Acquisitions" for additional information.

Note 8: Income Taxes

At the end of each quarter, we estimate the effective income tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of income (loss) before income taxes, which is subject to federal, state, local and foreign income taxes.

Note 9: Share-Based Compensation

Our share-based compensation primarily consists of awards that we grant to eligible employees under the Hilton 2017 Omnibus Incentive Plan (the "2017 Plan") and includes time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options") and performance-vesting RSUs ("performance shares"). We recognized share-based compensation expense of $44 million and $48 million during the three months ended September 30, 2024 and 2023, respectively, and $140 million and $133 million during the nine months ended September 30, 2024 and 2023, respectively, which included amounts reimbursed by hotel owners.

RSUs

During the nine months ended September 30, 2024, we granted 473,000 RSUs with a weighted average grant date fair value per share of $203.98, which vest in equal annual installments over two or three years from the date of grant.

Options

During the nine months ended September 30, 2024, we granted 264,000 options with a weighted average exercise price per share of $203.95, which vest in equal annual installments over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The weighted average grant date fair value per share of the options granted during the nine months ended September 30, 2024 was $71.25, which was determined using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

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

Performance Shares

During the nine months ended September 30, 2024, we granted 185,000 performance shares with a weighted average grant date fair value per share of $203.95, which vest three years from the date of grant based on the projected achievement of various performance measures.

As of September 30, 2024, we determined that all of the performance measures for all outstanding performance shares granted in 2022, 2023 and 2024 were probable of achievement, with the average of the applicable achievement factors estimated to be between the target and maximum achievement percentages for the performance shares granted in 2022 and 2023 and at the target achievement percentage for the performance shares granted in 2024.

Note 10: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$344	$377	$1,030	$994
Denominator:
Weighted average shares outstanding	246	260	249	264
Basic EPS	$1.40	$1.45	$4.13	$3.77

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$344	$377	$1,030	$994
Denominator:
Weighted average shares outstanding(1)	249	262	252	266
Diluted EPS	$1.38	$1.44	$4.09	$3.74
____________
(1)Amounts for all periods include less than 1 million shares related to share-based compensation that were excluded from the calculations of diluted EPS because their effect would have been anti-dilutive under the treasury stock method.

Note 11: Noncontrolling Interests, Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss

The following tables present the changes in the redeemable and nonredeemable noncontrolling interests and the components of stockholders' equity (deficit) attributable to Hilton stockholders:

		Three months ended September 30, 2024
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
		(in millions)
Balance as of June 30, 2024	$21	247.8	$3	$(9,781)	$11,022	$(3,597)	$(763)	$17	$(3,099)
Net income (loss)	(1)	—	—	—	—	344	—	1	345
Other comprehensive income	—	—	—	—	—	—	22	2	24
Dividends	—	—	—	—	—	(37)	—	—	(37)
Repurchases of common stock	—	(3.3)	—	(733)	—	—	—	—	(733)
Share-based compensation	—	0.1	—	—	50	—	—	—	50
Balance as of September 30, 2024	$20	244.6	$3	$(10,514)	$11,072	$(3,290)	$(741)	$20	$(3,450)

	Three months ended September 30, 2023
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests	Total Deficit
	Shares	Amount
	(in millions)
Balance as of June 30, 2023	262.3	$3	$(6,956)	$10,879	$(4,654)	$(703)	$8	$(1,423)
Net income	—	—	—	—	377	—	2	379
Other comprehensive loss	—	—	—	—	—	(25)	—	(25)
Dividends	—	—	—	—	(39)	—	—	(39)
Repurchases of common stock	(4.5)	—	(691)	—	—	—	—	(691)
Share-based compensation	0.1	—	—	46	—	—	—	46
Balance as of September 30, 2023	257.9	$3	$(7,647)	$10,925	$(4,316)	$(728)	$10	$(1,753)

		Nine Months Ended September 30, 2024
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
		(in millions)
Balance as of December 31, 2023	$—	253.5	$3	$(8,393)	$10,968	$(4,207)	$(731)	$13	$(2,347)
Acquisition date fair value of redeemable noncontrolling interests	22	—	—	—	—	—	—	—	—
Net income (loss)	(2)	—	—	—	—	1,030	—	6	1,036
Other comprehensive income (loss)	—	—	—	—	—	—	(10)	1	(9)
Dividends	—	—	—	—	—	(113)	—	—	(113)
Repurchases of common stock	—	(10.2)	—	(2,131)	—	—	—	—	(2,131)
Share-based compensation	—	1.3	—	10	104	—	—	—	114
Balance as of September 30, 2024	$20	244.6	$3	$(10,514)	$11,072	$(3,290)	$(741)	$20	$(3,450)

	Nine Months Ended September 30, 2023
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests	Total Deficit
	Shares	Amount
	(in millions)
Balance as of December 31, 2022	267.9	$3	$(6,040)	$10,831	$(5,190)	$(706)	$4	$(1,098)
Net income	—	—	—	—	994	—	7	1,001
Other comprehensive loss	—	—	—	—	—	(22)	(1)	(23)
Dividends	—	—	—	—	(120)	—	—	(120)
Repurchases of common stock	(11.0)	—	(1,615)	—	—	—	—	(1,615)
Share-based compensation	1.0	—	8	94	—	—	—	102
Balance as of September 30, 2023	257.9	$3	$(7,647)	$10,925	$(4,316)	$(728)	$10	$(1,753)

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2023	$(539)	$(262)	$70	$(731)
Other comprehensive income (loss) before reclassifications	13	(1)	8	20
Amounts reclassified from accumulated other comprehensive loss	1	7	(38)	(30)
Net other comprehensive income (loss)	14	6	(30)	(10)
Balance as of September 30, 2024	$(525)	$(256)	$40	$(741)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2022	$(548)	$(259)	$101	$(706)
Other comprehensive income (loss) before reclassifications	(32)	—	31	(1)
Amounts reclassified from accumulated other comprehensive loss	—	6	(27)	(21)
Net other comprehensive income (loss)	(32)	6	4	(22)
Balance as of September 30, 2023	$(580)	$(253)	$105	$(728)
____________
(1)Includes net investment hedge gains and intra-entity foreign currency transactions that are of a long-term investment nature. Amount reclassified during the nine months ended September 30, 2024 relates to the liquidation of an investment in a foreign entity and was recognized in loss on foreign currency transactions in our condensed consolidated statement of operations.
(2)Amounts reclassified relate to the amortization of prior service cost and amortization of net loss and were recognized in other non-operating income (loss), net in our condensed consolidated statements of operations.
(3)Amounts reclassified were the result of hedging instruments, primarily comprising interest rate swaps, inclusive of interest rate swaps that were dedesignated in prior periods, with related amounts recognized in interest expense in our condensed consolidated statements of operations. Amounts reclassified also related to foreign currency forward contracts that hedge our foreign currency denominated fees, with related amounts recognized in various revenue line items, as applicable, in our condensed consolidated statements of operations.

Note 12: Business Segments

We are a hospitality company with operations organized in two distinct operating segments: (i) management and franchise and (ii) ownership, each of which is reported as a segment based on (a) delivering a similar set of products and services and
(b) being managed separately given its distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all franchised hotels that license our IP and where we provide other contracted services, but the day-to-day services of the hotels are operated or managed by someone other than us. Revenues from this segment include: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from our strategic partners, including co-branded credit card providers and third-party hotels that are not managed or franchised that use our booking channels and related programs ("strategic partner hotels"), and Hilton Grand Vacations Inc. ("HGV"); and (iii) fees for managing the hotels in our ownership segment. The ownership segment primarily derives revenues from nightly hotel room sales, food and beverage sales and other services at our consolidated owned and leased hotels.

The performance of our operating segments is evaluated primarily on operating income (loss), without allocating amortization of contract acquisition costs, other revenues and other expenses, other revenues and other expenses from managed and franchised properties, depreciation and amortization expenses, general and administrative expenses, other operating income (loss) items, which may include impairment losses and gains (losses) on sales of assets, or equity in earnings (losses) from unconsolidated affiliates. Our chief operating decision maker does not use assets by operating segment when assessing performance or making operating segment resource allocations.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions)
Franchise and licensing fees	$704	$647	$1,974	$1,782
Base and other management fees(1)	103	94	330	283
Incentive management fees	66	63	204	197
Management and franchise	873	804	2,508	2,262
Ownership	330	335	922	924
Segment revenues	1,203	1,139	3,430	3,186
Amortization of contract acquisition costs	(12)	(11)	(37)	(32)
Other revenues	58	45	179	126
Other revenues from managed and franchised properties	1,627	1,506	4,841	4,363
Intersegment fees elimination(1)	(9)	(6)	(22)	(17)
Total revenues	$2,867	$2,673	$8,391	$7,626
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

The following table presents operating income for each of our reportable segments, reconciled to consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions)
Management and franchise(1)	$873	$804	$2,508	$2,262
Ownership(1)	33	28	67	58
Segment operating income	906	832	2,575	2,320
Amortization of contract acquisition costs	(12)	(11)	(37)	(32)
Other revenues, less other expenses	32	19	86	46
Net other expenses from managed and franchised properties	(163)	(51)	(323)	(97)
Depreciation and amortization expenses	(37)	(40)	(107)	(114)
General and administrative expenses	(101)	(96)	(318)	(298)
Gain (loss) on sales of assets, net	(2)	—	5	—
Operating income	623	653	1,881	1,825
Interest expense	(140)	(113)	(412)	(340)
Loss on foreign currency transactions	(3)	(7)	(5)	(13)
Loss on investments in unconsolidated affiliate	—	—	—	(92)
Other non-operating income (loss), net	11	15	(17)	38
Income before income taxes	$491	$548	$1,447	$1,418
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

Note 13: Commitments and Contingencies

We include performance clauses in certain of our management contracts, however, most of these clauses do not require us to fund shortfalls, but instead allow for termination of the contract if specified operating performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls and our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee for that particular hotel. As of September 30, 2024, we had performance guarantees with expirations ranging from 2025 to 2043 and possible cash outlays totaling $14 million.

We also have extended debt guarantees and provided letters of credit to owners of certain hotels that we currently or in the future will manage or franchise. During the nine months ended September 30, 2024, we recognized losses of $50 million in other non-operating loss, net in our condensed consolidated statement of operations for debt guarantees extended to certain hotels that we manage that have failed to comply with the requirements of their respective debt agreements. We paid $77 million during the nine months ended September 30, 2024 related to debt guarantees. Our debt guarantees and letters of credit as of September 30, 2024 had expirations ranging from 2025 to 2033 and remaining possible cash outlays totaling $49 million.

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

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2024 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 14: Supplemental Disclosures of Cash Flow Information

Cash interest paid included within operating activities in our condensed consolidated statements of cash flows was $388 million and $345 million during the nine months ended September 30, 2024 and 2023, respectively. These amounts exclude $43 million and $38 million of cash receipts for the nine months ended September 30, 2024 and 2023, respectively, related to settlements of our interest rate swap with a financing component, which are separately disclosed within financing activities in our condensed consolidated statements of cash flows.

Income tax payments, net of refunds received, were $399 million and $349 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, future financial results, liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "forecasts," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry; macroeconomic factors beyond our control, such as inflation, changes in interest rates, challenges due to labor shortages or disputes and supply chain disruptions; the loss of key senior management personnel; competition for hotel guests and management and franchise contracts; risks related to doing business with third-party hotel owners; performance of our information technology systems; growth of reservation channels outside of our system; risks of doing business outside of the U.S.; risks associated with conflicts in Eastern Europe and the Middle East and other geopolitical events; and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

Our Business

Hilton is one of the largest global hospitality companies, with 8,301 properties comprising 1,250,506 rooms in 138 countries and territories as of September 30, 2024. Our premier brand portfolio includes luxury, lifestyle, full service, focused service and all-suites hotel brands, as well as timeshare brands. As of September 30, 2024, we had 203 million members in our award-winning guest loyalty program, Hilton Honors, an increase of 17 percent from September 30, 2023.

Segments and Regions

We analyze our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments that are based on similar products and services: (i) management and franchise and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our IP. Revenues from this segment include: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from our strategic partners, including co-branded credit card providers and strategic partner hotels, and HGV; and (iii) fees for managing the hotels in our ownership segment. As a manager of hotels, we typically are responsible for supervising or operating the hotel in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and/or related commercial services, such as our reservations system, marketing and information technology services, while a third party manages or operates such franchised hotels. The ownership segment primarily derives revenues from nightly hotel room sales, food and beverage sales and other services at our consolidated owned and leased hotels.

We conduct business in three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S., which represented 66 percent of our system-wide hotel rooms as of September 30, 2024, is included in the Americas region, it is often analyzed separately and apart from the Americas region and, as such, it is presented separately within our hotel operating statistics in "—Results of Operations." The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within our hotel operating statistics in "—Results of Operations." The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

System Growth and Development Pipeline

Our strategic objectives include the continued expansion of our global hotel network, in particular our fee-based business. As we enter into new management and franchise contracts and enter into strategic agreements to complement our hotel portfolio, we expand our business with limited or no capital investment by us as the manager, franchisor or licensor, since the capital required to build, renovate and maintain hotels is typically provided by the third-party owners with whom we contract to provide management services, license our IP or provide access to our booking channels. Prior to approving the addition of new hotels to our management and franchise development pipeline, we evaluate the economic viability of the hotel based on its geographic location, the credit quality of the third-party owner and other factors. By increasing the number of management and franchise contracts with third-party owners, over time we expect to increase revenues, overall return on invested capital and free cash flow. See further discussion on our cash management policy in "—Liquidity and Capital Resources." The current economic environment, including elevated levels of inflation and interest rates, has posed certain challenges to the execution of our growth strategy, which in some cases have included and may continue to include delays in openings and new development.

In addition to our current hotel portfolio, we are focused on the growth of our business by expanding our global hotel network through our development pipeline, which represents hotels that we expect to add to our system in the future. The following table summarizes our development activity:

	As of or for the
	Nine Months Ended
	September 30, 2024
	Hotels	Rooms(1)
Hotel system
Openings(2)	802	75,800
Net additions(3)	762	65,800

Development pipeline
Additions(4)	1,166	120,000
Count as of period end(5)	3,525	492,400
____________
(1)Rounded to the nearest hundred.
(2)Openings include 400 hotels and over 18,800 rooms from strategic partner hotels.
(3)Represents room additions, net of rooms removed from our system, 400 hotels and over 18,800 rooms of which were from strategic partner hotels. Net unit growth from September 30, 2023 to September 30, 2024 was 7.8 percent.
(4)Additions include 411 hotels and over 19,300 rooms related to strategic partner hotels.
(5)The hotels in our development pipeline were under development throughout 120 countries and territories, including 28 countries and territories where we had no existing hotels, with 235,400 rooms under construction and 280,700 rooms located outside of the U.S. Rooms under construction include rooms for hotels under construction or in the process of conversion to our system. Nearly all of the rooms in our development pipeline will be in our management and franchise segment upon opening. We do not consider any individual development project to be material to us.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year, have not undergone a change in brand or ownership type during the current or comparable periods and were open January 1st of the previous year; and (ii) have not undergone large-scale capital projects, sustained substantial property damage, encountered business interruption or for which comparable results were not available. We exclude strategic partner hotels from our comparable hotels. Of the 8,200 hotels in our system as of September 30, 2024, 400 hotels were strategic partner hotels and 6,150 hotels were classified as comparable hotels. Our 1,650 non-comparable hotels as of September 30, 2024 included (i) 844 hotels that were added to our system after January 1, 2023 or that have undergone a change in brand or ownership type during the current or comparable periods reported and (ii) 806 hotels that were removed from the comparable group for the current or comparable periods reported because they underwent or are undergoing large-scale capital projects, sustained substantial property damage, encountered business interruption or comparable results were otherwise not available.

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

References to occupancy, ADR and RevPAR are presented on a comparable basis, based on the comparable hotels as of September 30, 2024, and references to ADR and RevPAR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three and nine months ended September 30, 2024 and 2023 use the foreign currency exchange rates used to translate the results of the Company's foreign operations within its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024, respectively.

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

Results of Operations

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Change		Nine Months Ended	Change
	September 30, 2024	2024 vs. 2023		September 30, 2024	2024 vs. 2023
System-wide
Occupancy	75.3%	0.3%	pts.	72.8%	0.7%	pts.
ADR	$161.18	1.0%		$159.92	1.5%
RevPAR	$121.40	1.4%		$116.37	2.4%

U.S.
Occupancy	75.4%	0.2%	pts.	73.5%	0.3%	pts.
ADR	$169.59	0.8%		$167.83	0.9%
RevPAR	$127.83	1.0%		$123.27	1.4%

Americas (excluding U.S.)
Occupancy	72.7%	0.4%	pts.	69.9%	1.1%	pts.
ADR	$155.80	3.9%		$156.53	4.2%
RevPAR	$113.22	4.4%		$109.46	5.9%

Europe
Occupancy	81.3%	2.3%	pts.	74.7%	2.6%	pts.
ADR	$179.46	4.3%		$166.42	3.9%
RevPAR	$145.89	7.3%		$124.34	7.7%

MEA
Occupancy	70.5%	2.3%	pts.	70.9%	2.5%	pts.
ADR	$143.94	(0.1)%		$176.25	6.3%
RevPAR	$101.48	3.3%		$125.03	10.2%

Asia Pacific
Occupancy	73.2%	(0.5)%	pts.	69.5%	0.6%	pts.
ADR	$107.81	(2.8)%		$108.98	0.6%
RevPAR	$78.97	(3.4)%		$75.69	1.5%

System-wide RevPAR increased during the three and nine months ended September 30, 2024, supported by improvements in system-wide ADR, which included the impact of inflation, and increases in occupancy in most regions, which were driven by increases in group demand. The increases in RevPAR in the U.S. were driven by increases in weekday travel, primarily for groups, with consistent growth in business. The Americas region, excluding the U.S., continued to see improvement resulting from increases in inbound leisure travel in Mexico and the Caribbean and Latin America. The RevPAR increases in Europe were driven by continued growth in inbound international travel, which, during the periods, increased in several major cities that held large popular sporting events. MEA continued to benefit from increased demand driven by special regional events as well as more relaxed travel policies. The decrease in Asia Pacific during the three months ended September 30, 2024 was driven by tougher year-over-year comparisons in China, after the reacceleration in the prior year as a result of the removal of cross-border travel restrictions. The increase in Asia Pacific for the nine months ended September 30, 2024 was due to growth in countries outside of China across the region, as the result of less restrictive tourism policies and special events in the region, particularly in leisure travel.

The table below provides a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions)
Net income	$344	$379	$1,034	$1,001
Interest expense	140	113	412	340
Income tax expense	147	169	413	417
Depreciation and amortization expenses	37	40	107	114
EBITDA	668	701	1,966	1,872
Loss (gain) on sales of assets, net	2	—	(5)	—
Loss on foreign currency transactions	3	7	5	13
Loss on investments in unconsolidated affiliate(1)	—	—	—	92
Loss on debt guarantees(2)	—	—	50	—
FF&E replacement reserves	14	17	38	40
Share-based compensation expense	44	48	140	133
Amortization of contract acquisition costs	12	11	37	32
Net other expenses from managed and franchised properties	163	51	323	97
Other adjustments(3)	(2)	(1)	17	7
Adjusted EBITDA	$904	$834	$2,571	$2,286
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
(3)Amount for the nine months ended September 30, 2024 primarily relates to restructuring costs related to one of our leased properties as well as transaction costs resulting from the amendment of our Term Loans and transaction costs incurred for acquisitions. Amounts for all periods include net losses (gains) related to certain of our investments in unconsolidated affiliates, other than the loss included separately in "loss on investments in unconsolidated affiliate," severance and other items.

Revenues

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	(in millions)			(in millions)
Franchise and licensing fees	$698	$643	8.6	$1,958	$1,769	10.7

Base and other management fees	$88	$81	8.6	$287	$247	16.2
Incentive management fees	66	63	4.8	204	197	3.6
Total management fees	$154	$144	6.9	$491	$444	10.6

The increases in franchise and management fees were largely attributable to increases in RevPAR at our comparable franchised and managed hotels. During the three months ended September 30, 2024, RevPAR at our comparable franchised and managed hotels increased 1.0 percent and 2.7 percent, respectively, contributing to currency neutral increases in franchise and management fees of $14 million and $7 million, respectively. The increases in RevPAR at our comparable franchised and managed hotels for the three months ended September 30, 2024 were due to increased occupancy of 1.3 percentage points at our managed hotels, and increased ADR of 0.9 percent at both our franchised and managed hotels. During the nine months ended September 30, 2024, RevPAR at our comparable franchised and managed hotels increased 1.4 percent and 5.4 percent, respectively, contributing to currency neutral increases in franchise and management fees of $43 million and $28 million, respectively. The increases in RevPAR at our comparable franchised and managed hotels for the nine months ended September 30, 2024 were due to increased occupancy of 0.2 percentage points and 2.4 percentage points, respectively, and increased ADR of 1.2 percent and 1.8 percent, respectively.

Further, franchise and management fees included net increases of $15 million and $4 million, respectively, during the three months ended September 30, 2024, and $40 million and $10 million, respectively, during the nine months ended September 30, 2024 as a result of net hotel additions between the periods. During the nine months ended September 30, 2024, franchise and management fees also increased as a result of increases of $8 million and $21 million, respectively, in termination fees received from hotels that exited our system.

Licensing fees increased $23 million and $95 million during the three and nine months ended September 30, 2024, respectively, as a result of increases in fees from our strategic partnerships, primarily resulting from activity under our co-branded credit card arrangements, and branded residential fees. The increase for the nine months ended September 30, 2024 also included increased license fees from HGV timeshare revenues, inclusive of the impact of adding new timeshare properties to our system between the periods, including those acquired by HGV from third parties.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	(in millions)			(in millions)
Owned and leased hotels revenues	$330	$335	(1.5)	$922	$924	(0.2)

Owned and leased hotels revenues decreased $5 million for the three months ended September 30, 2024 on a currency neutral basis. The $2 million decrease in owned and leased hotels revenues for the nine months ended September 30, 2024 included a $13 million decrease resulting from unfavorable fluctuations in foreign currency exchange rates, partially offset by a currency neutral increase of $11 million.

Revenues from our comparable owned and leased hotels increased $8 million and $48 million, on a currency neutral basis, during the three and nine months ended September 30, 2024, respectively, due to increases in RevPAR at our comparable owned and leased hotels of 6.7 percent and 9.0 percent, respectively. The increases in RevPAR for the three and nine months ended September 30, 2024 were due to increases in occupancy of 2.5 percentage points and 3.1 percentage points, respectively, and ADR of 3.4 percent and 4.5 percent, respectively. The currency neutral decreases in revenues from our non-comparable owned and leased hotels of $13 million and $37 million for the three and nine months ended September 30, 2024, respectively, included decreases related to hotels undergoing renovations during the periods, a hotel that exited our system and the business disruption that occurred at our leased hotel in Israel due to the ongoing military conflict.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	(in millions)			(in millions)
Other revenues	$58	$45	28.9	$179	$126	42.1

The increases in other revenues were primarily due to increased procurement volume and associated vendor rebates for purchases made by properties, including properties outside of our system, that participate in our purchasing programs.

Operating Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	(in millions)			(in millions)
Owned and leased hotels expenses	$288	$301	(4.3)	$833	$849	(1.9)

Owned and leased hotels expenses decreased $13 million for the three months ended September 30, 2024 on a currency neutral basis. The $16 million decrease in owned and leased hotels expenses for the nine months ended September 30, 2024 included a $10 million decrease on a currency neutral basis and a decrease of $6 million from favorable fluctuations in foreign currency exchange rates.

Expenses from our comparable owned and leased hotels increased $6 million and $23 million, on a currency neutral basis, during the three and nine months ended September 30, 2024, respectively, as a result of increased occupancy and cost inflation, primarily due to increases in payroll and other compensation costs. The $19 million and $33 million net decreases in owned and leased hotels expenses, on a currency neutral basis, from our non-comparable owned and leased hotels during the three and nine months ended September 30, 2024, respectively, include decreases related to hotels undergoing renovations, a hotel that exited our system and the business disruption that occurred at our leased hotel in Israel due to the ongoing military conflict.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	(in millions)			(in millions)
Depreciation and amortization expenses	$37	$40	(7.5)	$107	$114	(6.1)
General and administrative expenses	101	96	5.2	318	298	6.7
Other expenses	26	26	—	93	80	16.3

The decreases in depreciation and amortization expenses during the three and nine months ended September 30, 2024 were primarily due to decreases in amortization expense, driven by decreases of $10 million and $29 million for the three and nine months ended September 30, 2024, respectively, for certain intangible assets that became fully amortized during the three months ended December 31, 2023. These decreases were mostly offset by increases related to software and corporate and hotel assets placed in service between the periods.

The increases in general and administrative expenses were primarily due to increases in costs related to payroll and other compensation costs.

The increase in other expenses for the nine months ended September 30, 2024 was primarily due to costs associated with higher procurement volume from our purchasing operations.

Non-operating Income and Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	(in millions)			(in millions)
Interest expense	$(140)	$(113)	23.9	$(412)	$(340)	21.2
Loss on foreign currency transactions	(3)	(7)	(57.1)	(5)	(13)	(61.5)
Loss on investments in unconsolidated affiliate	—	—	—	—	(92)	NM(1)
Other non-operating income (loss), net	11	15	(26.7)	(17)	38	NM⁽¹⁾
Income tax expense	(147)	(169)	(13.0)	(413)	(417)	(1.0)
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

The increases in interest expense during the three and nine months ended September 30, 2024 were primarily attributable to (i) increases related to the Term Loans of $8 million and $37 million for the three and nine months ended September 30, 2024, respectively, as a result of the modifications from the November 2023 Amendment, and for the nine months ended September 30, 2024, also as a result of increases in one-month SOFR for the comparable periods, and (ii) increases of $19 million and $36 million for the three and nine months ended September 30, 2024, respectively, due to the March Senior Notes issuance and the September Senior Notes issuance. The increase in interest expense for the nine months ended September 30, 2024 also included an increase of $11 million in variable rent for our hotels subject to finance leases, which is generally based on a percentage of hotel revenues or profits, which increased for our comparable hotels as discussed in "— Revenues." The increase for the nine months ended September 30, 2024 was partially offset by a decrease in interest expense of $16 million due to interest rate swaps used to mitigate floating interest rate risk, including an increase in the amortization of net swap gains released from accumulated other comprehensive loss from a designated interest rate swap to offset interest expense and a decrease in the amount of the net swap losses released from accumulated other comprehensive loss to interest expense related to a previous interest rate swap that was dedesignated in a prior period.

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

The net change in other non-operating income (loss), net during the nine months ended September 30, 2024 was primarily driven by an increase in losses on debt guarantees for certain hotels that Hilton manages. See Note 13: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information.

The decrease in income tax expense for the three months ended September 30, 2024 was primarily attributable to the decrease in income before income taxes. The decrease in income tax expense for the nine months ended September 30, 2024 was primarily attributable to increased excess tax benefits from share-based compensation, partially offset by an increase in income before income taxes.

Segment Results

As of September 30, 2024, our management and franchise segment included 820 managed and 7,431 franchised and licensed properties, which included 101 timeshare and 400 strategic partner hotels, consisting of 1,233,343 total rooms, and our ownership segment included 50 hotels consisting of 17,163 total rooms. Refer to Note 12: "Business Segments" in our unaudited condensed consolidated financial statements for reconciliations of revenues for our reportable segments to consolidated total revenues and of segment operating income to consolidated income before income taxes.

For the three and nine months ended September 30, 2024, refer to "—Revenues" for further discussion of the increases in our franchise and licensing fees and total management fees, which reflect our management and franchise segment revenues and segment operating income, as well as for further discussion of the decreases in revenues from our owned and leased hotels, which reflect our ownership segment revenues. In addition, refer to "—Operating Expenses" for further discussion of the decreases in operating expenses at our owned and leased hotels, which, when netted with ownership segment revenues and management fees charged by our management and franchise segment, results in our ownership segment operating income (loss).

Liquidity and Capital Resources

Overview

As of September 30, 2024, we had total cash and cash equivalents of $1,655 million, including $75 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents is related to cash collateral and cash held for FF&E reserves.

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

In March 2024, we issued a total of $1.0 billion of 5.875% 2029 Senior Notes and 6.125% 2032 Senior Notes and used $200 million of the net proceeds to repay the outstanding balance under the Revolving Credit Facility. In June 2024, we amended the credit agreement governing our Term Loans pursuant to which (i) $1.0 billion of outstanding Term Loans due June 2028 were replaced with $1.0 billion of incremental Term Loans due November 2030, aligning their maturity with the outstanding $2.1 billion tranche of Term Loans due November 2030 and (ii) the entire balance of the Term Loans was repriced with an interest rate of SOFR plus 1.75%. In September 2024, we issued $1.0 billion of 2033 Senior Notes and intend to use the proceeds for general corporate purposes. Refer to Note 6: "Debt" in our unaudited condensed consolidated financial statements for additional information. Except for the March and September Senior Notes issuances and the amendment to the credit agreement governing our Term Loans in June 2024, there were no material changes to our contractual obligations from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

During the nine months ended September 30, 2024, we repurchased approximately 10.2 million shares of our common stock for $2,113 million. As of September 30, 2024, approximately $1.7 billion remained available for share repurchases under our stock repurchase program.

In circumstances where we have the opportunity to support our strategic objectives, we may provide guarantees or other commitments, as necessary, to owners of hotels that we currently or in the future will manage or franchise or other third parties. See Note 13: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information on our commitments that were outstanding as of September 30, 2024.

We have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases. Within the framework of our investment policy, we intend to finance our business activities primarily with cash on our balance sheet as of September 30, 2024, cash generated from our operations and, as needed, the use of the available capacity of our Revolving Credit Facility. Additionally, we have continued access to debt markets and expect to be able to obtain financing as a source of liquidity as required and to extend maturities of existing borrowings, if necessary.

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

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Nine Months Ended		Percent
	September 30,		Change
	2024	2023	2024 vs. 2023
	(in millions)
Net cash provided by operating activities	$1,431	$1,481	(3.4)
Net cash used in investing activities	(367)	(228)	61.0
Net cash used in financing activities	(274)	(1,744)	(84.3)

Operating Activities

Cash flows from operating activities were primarily generated from management, franchise and licensing fee revenue and operating income from our owned and leased hotels. The decrease in net cash inflows during the period was primarily due to a

$50 million increase in the net cash outflows related to income tax payments, primarily due to income tax refunds received during the nine months ended September 30, 2023 and an outflow of $77 million for debt guarantee payments. The decrease in cash provided by operating activities was partially offset by the increase in cash inflows generated from our management and franchise segment, discussed in "—Revenues," largely as a result of an increase in RevPAR at our comparable managed and franchised hotels as well as revenues from new hotels added, net of hotels removed, and a $77 million decrease in payments of contract acquisition costs due to the timing of certain strategic hotel developments supporting our growth during the nine months ended September 30, 2023.

Investing Activities

Net cash used in investing activities primarily included cash flows related to: (i) the acquisitions of (a) the Graduate brand and the associated franchise contracts and (b) a controlling financial interest in the Sydell Group, both completed during the nine months ended September 30, 2024, (ii) capitalized software costs that were related to various systems initiatives for the benefit of both our hotel owners and our overall corporate operations, and (iii) capital expenditures for property and equipment related to corporate property and the renovation of certain hotels in our ownership segment, which decreased between the periods due to the timing of certain corporate and hotel capital expenditure projects. Additionally, our investing activities include the net cash inflows and outflows related to our undesignated derivative financial instruments that we have in place to hedge against the impact of fluctuations in foreign currency exchange rates on certain of our intercompany loan and cash balances, which were primarily the result of changes in the exchange rates for the Pound Sterling to the U.S. dollar for the nine months ended September 30, 2023.

Financing Activities

The decrease in net cash used in financing activities was primarily attributable to a $2.0 billion increase in cash inflows from the March and September Senior Notes issuances. This increase in cash inflows was partially offset by a $532 million increase in cash outflows for share repurchases.

Debt and Borrowing Capacity

As of September 30, 2024, our total indebtedness, excluding the deduction for unamortized deferred financing costs and discounts, was approximately $11.3 billion. No debt amounts were outstanding under the Revolving Credit Facility as of September 30, 2024, which had an available borrowing capacity of $1,913 million after considering $87 million of outstanding letters of credit. For additional information on our total indebtedness and guarantees on our debt, refer to Note 6: "Debt" in our unaudited condensed consolidated financial statements.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or issue additional equity securities. We do not have any material indebtedness outstanding that matures prior to 2027 other than the May 2025 Senior Notes due in May 2025, and we believe that we have sufficient sources of liquidity and access to debt financing to address the repayment of the May 2025 Senior Notes at or prior to their maturity date. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hospitality industry that may be beyond our control.

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and, during the nine months ended September 30, 2024, there were no material changes to those critical accounting estimates that were previously disclosed.

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

Item 1A. Risk Factors

As of September 30, 2024, there have been no material changes from the risk factors previously disclosed under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended September 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
July 1, 2024 to July 31, 2024	1,312,143	$217.97	1,312,143	$2,110
August 1, 2024 to August 31, 2024	1,036,006	211.95	1,036,006	1,890
September 1, 2024 to September 30, 2024	997,360	221.47	997,360	1,669
Total	3,345,509	217.15	3,345,509
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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
4.1
Indenture with respect to the 5.875% Senior Notes due 2033, dated as of September 9, 2024, among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 9, 2024).

4.2	Form of 5.875% Senior Note due 2033 (included in Exhibit 4.1).
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Chief Financial Officer and President, Global Development, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: October 23, 2024