Form 10-Q
period 2025-03-31
Hilton Worldwide Holdings Inc.
filed 2025-04-29
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of April 24, 2025 was 237,699,736.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$731	$1,301
Restricted cash and cash equivalents	76	75
Accounts receivable, net of allowance for credit losses of $159 and $145	1,575	1,583
Prepaid expenses	234	193
Other	148	120
Total current assets (variable interest entities – $69 and $71)	2,764	3,272
Intangibles and Other Assets:
Goodwill	5,049	5,035
Brands	5,000	4,990
Management and franchise contracts, net	1,238	1,235
Other intangible assets, net	194	194
Operating lease right-of-use assets	565	567
Property and equipment, net	420	411
Deferred income tax assets	318	318
Other	495	500
Total intangibles and other assets (variable interest entities – $105 and $100)	13,279	13,250
TOTAL ASSETS	$16,043	$16,522
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$2,160	$2,124
Current maturities of long-term debt	535	535
Current portion of deferred revenues	660	664
Current portion of liability for guest loyalty program	1,480	1,377
Total current liabilities (variable interest entities – $52 and $51)	4,835	4,700
Long-term debt	10,617	10,616
Operating lease liabilities	728	735
Deferred revenues	1,311	1,300
Deferred income tax liabilities	296	322
Liability for guest loyalty program	1,639	1,597
Other	956	941
Total liabilities (variable interest entities – $108 and $110)	20,382	20,211
Commitments and contingencies – see Note 12
Redeemable Noncontrolling Interests	16	17
Equity (Deficit):
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 238,784,867 outstanding as of March 31, 2025 and 241,806,421 outstanding as of December 31, 2024	3	3
Treasury stock, at cost; 97,751,321 shares as of March 31, 2025 and 94,087,917 shares as of December 31, 2024	(12,154)	(11,256)
Additional paid-in capital	11,101	11,130
Accumulated deficit	(2,559)	(2,822)
Accumulated other comprehensive loss	(769)	(782)
Total Hilton stockholders' deficit	(4,378)	(3,727)
Noncontrolling interests	23	21
Total deficit	(4,355)	(3,706)
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (DEFICIT)	$16,043	$16,522

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues
Franchise and licensing fees	$625	$571
Base and other management fees	88	106
Incentive management fees	72	70
Ownership	234	255
Other revenues	46	50
	1,065	1,052
Cost reimbursement revenues	1,630	1,521
Total revenues	2,695	2,573

Expenses
Ownership	239	247
Depreciation and amortization	41	36
General and administrative	94	104
Other expenses	26	30
	400	417
Reimbursed expenses	1,759	1,630
Total expenses	2,159	2,047

Gain on sales of assets, net	—	7

Operating income	536	533

Interest expense	(145)	(131)
Gain (loss) on foreign currency transactions	2	(1)
Other non-operating income (loss), net	17	(36)

Income before income taxes	410	365

Income tax expense	(110)	(97)

Net income	300	268
Net income attributable to redeemable and nonredeemable noncontrolling interests	—	(3)
Net income attributable to Hilton stockholders	$300	$265

Earnings per share:
Basic	$1.25	$1.05
Diluted	$1.23	$1.04

Cash dividends declared per share	$0.15	$0.15

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income	$300	$268
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $—(1) and $4	27	(27)
Pension liability adjustment, net of tax of $(1) and $(1)	2	2
Cash flow hedge adjustment, net of tax of $5 and $(2)	(15)	7
Total other comprehensive income (loss)	14	(18)

Comprehensive income	314	250
Comprehensive income attributable to redeemable and nonredeemable noncontrolling interests	(1)	(3)
Comprehensive income attributable to Hilton stockholders	$313	$247
____________
(1)Amount was less than $1 million.
See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating Activities:
Net income	$300	$268
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of contract acquisition costs	14	12
Depreciation and amortization expenses	41	36
Gain on sales of assets, net	—	(7)
Loss (gain) on foreign currency transactions	(2)	1
Share-based compensation expense	36	41
Deferred income taxes	(21)	(30)
Contract acquisition costs, net of refunds	(30)	(37)
Change in deferred revenues	7	31
Change in liability for guest loyalty program	145	109
Working capital changes and other	(38)	(78)
Net cash provided by operating activities	452	346
Investing Activities:
Capital expenditures for property and equipment	(19)	(16)
Settlements of undesignated derivative financial instruments	(9)	—
Proceeds from asset dispositions	—	8
Capitalized software costs	(21)	(18)
Investments in unconsolidated affiliates	(1)	(1)
Net cash used in investing activities	(50)	(27)
Financing Activities:
Borrowings	—	1,200
Repayment of debt	(10)	(209)
Debt issuance costs	—	(13)
Dividends paid	(37)	(39)
Repurchases of common stock	(875)	(666)
Share-based compensation tax withholdings	(71)	(69)
Proceeds from share-based compensation	9	20
Settlements of interest rate swap with financing component	10	14
Net cash provided by (used in) financing activities	(974)	238

Effect of exchange rate changes on cash, restricted cash and cash equivalents	3	(12)
Net increase (decrease) in cash, restricted cash and cash equivalents	(569)	545
Cash, restricted cash and cash equivalents, beginning of period	1,376	875
Cash, restricted cash and cash equivalents, end of period	$807	$1,420

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

Basis of Presentation

The accompanying condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain disclosures normally included in annual financial statements presented in accordance with GAAP; however, we believe the disclosures made are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

During the three months ended March 31, 2025, we revised the captions of certain financial statement line items presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The revisions to our condensed consolidated statement of operations included: (i) changing owned and leased hotels revenues and owned and leased hotels expenses to ownership revenues and ownership expenses, respectively; and (ii) changing other revenues from managed and franchised properties and other expenses from managed and franchised properties to cost reimbursement revenues and reimbursed expenses, respectively. The significant accounting policies for revenues and expenses recognized in each respective line item did not change, and prior period amounts are presented on the same basis as amounts for the three months ended March 31, 2025.

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

Note 2: Acquisitions

Graduate by Hilton

In May 2024, we completed the acquisition of the Graduate brand for a total purchase price of $210 million, $200 million of which we paid in cash upon closing. The remaining amount was included in accounts payable, accrued expenses and other in our condensed consolidated balance sheet as of March 31, 2025. We accounted for the transaction as an asset acquisition and recorded an indefinite-lived brand intangible asset of $122 million and franchise contract intangible assets of $91 million.

NoMad

In April 2024, we acquired a controlling financial interest in both Sydell Hotels & Resorts, LLC and Sydell Holding Company UK Ltd (collectively, the "Sydell Group"), which owns the NoMad brand. We accounted for the transaction as a business combination and recognized an indefinite-lived brand intangible asset with a fair value of $48 million and management contract intangible assets with an aggregate fair value of $8 million.

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

Note 3: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as components of current and long-term deferred revenues, during the three months ended March 31, 2025:

(in millions)
Balance as of December 31, 2024	$1,829
Cash received in advance and not recognized as revenue	211
Revenue recognized(1)	(78)
Other(2)	(113)
Balance as of March 31, 2025	$1,849
____________
(1)Primarily related to Hilton Honors, our guest loyalty program, including co-branded credit card arrangements.
(2)Primarily represents the changes in estimated transaction prices for our performance obligations related to the issuance of Hilton Honors points, which had no effect on revenues.

Performance Obligations

As of March 31, 2025, deferred revenues for unsatisfied performance obligations consisted of: (i) $1,042 million related to Hilton Honors that will be recognized as revenue over approximately the next two years; (ii) $790 million related to advance consideration received from hotel owners for application, initiation and other fees and system implementation fees; and (iii) $17 million related to other obligations. These performance obligations are recognized as revenue as discussed in Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Note 4: Consolidated Variable Interest Entities

As of March 31, 2025 and December 31, 2024, we consolidated two variable interest entities ("VIEs") that each lease one hotel property, both of which are located in Japan, and for which the assets are only available to settle the obligations of the respective entities and the liabilities of the respective entities are non-recourse to us. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb losses and the right to receive benefits that could be significant to each of the VIEs individually.

Our condensed consolidated balance sheets include the assets and liabilities of these entities, including the effect of foreign currency translation, which primarily comprised the following:

	March 31,	December 31,
	2025	2024
	(in millions)
Cash and cash equivalents	$52	$53
Accounts receivable, net	14	16
Property and equipment, net	42	40
Deferred income tax assets	22	21
Other non-current assets	40	39
Accounts payable, accrued expenses and other	36	36
Long-term debt(1)	64	65
____________
(1)Represents finance lease liabilities; includes current maturities of $14 million and $13 million as of March 31, 2025 and December 31, 2024, respectively.

Note 5: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of March 31, 2025, were as follows:

	March 31,	December 31,
	2025	2024
	(in millions)
Senior secured term loan facility with a rate of 6.07%, due 2030	$3,119	$3,119
Senior notes with a rate of 5.375%, due 2025(1)	500	500
Senior notes with a rate of 4.875%, due 2027(1)	600	600
Senior notes with a rate of 5.750%, due 2028(1)	500	500
Senior notes with a rate of 5.875%, due 2029(1)	550	550
Senior notes with a rate of 3.750%, due 2029(1)	800	800
Senior notes with a rate of 4.875%, due 2030(1)	1,000	1,000
Senior notes with a rate of 4.000%, due 2031(1)	1,100	1,100
Senior notes with a rate of 3.625%, due 2032(1)	1,500	1,500
Senior notes with a rate of 6.125%, due 2032(1)	450	450
Senior notes with a rate of 5.875%, due 2033(1)	1,000	1,000
Finance lease liabilities with a weighted average rate of 6.05%, due 2025 to 2030(2)	115	117
	11,234	11,236
Less: unamortized deferred financing costs and discount	(82)	(85)
Less: current maturities of long-term debt(3)	(535)	(535)
	$10,617	$10,616
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
(2)Includes long-term debt of our consolidated VIEs. Refer to Note 4: "Consolidated Variable Interest Entities" for additional information.
(3)Represents current maturities of finance lease liabilities and the 5.375% Senior Notes due 2025 (the "May 2025 Senior Notes"). We believe that we have sufficient sources of liquidity and access to debt financing to address the current maturities of long-term debt at or prior to the respective maturity dates.

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

No borrowings were outstanding under the Revolving Credit Facility as of March 31, 2025, which had an available borrowing capacity of $1,908 million after considering $92 million of outstanding letters of credit.

In April 2025, we issued notice to borrow $500 million under the Revolving Credit Facility and plan to use the proceeds, together with available cash, to repay, at maturity, all $500 million in aggregate principal amount of the May 2025 Senior Notes, plus accrued and unpaid interest.

Note 6: Fair Value Measurements

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	March 31, 2025
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap	$33	$—	$33	$—
Liabilities:
Long-term debt(2)	11,119	7,618	—	3,135

	December 31, 2024
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap	$45	$—	$45	$—
Liabilities:
Long-term debt(2)	11,119	7,560	—	3,140
____________
(1)The fair values of cash equivalents and restricted cash equivalents approximate their carrying values due to their short-term maturities. The fair values of all other financial instruments not included in these tables are estimated to be equal to their carrying values.
(2)The carrying values and fair values exclude the deduction for unamortized deferred financing costs and any applicable discounts, as well as all finance lease liabilities; refer to Note 5: "Debt" for additional information.

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

Note 8: Share-Based Compensation

Our share-based compensation primarily consists of awards that we grant to eligible employees under the Hilton 2017 Omnibus Incentive Plan (the "2017 Plan") and includes time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options") and performance-vesting RSUs ("performance shares"). We recognized share-based compensation expense of $36 million and $41 million during the three months ended March 31, 2025 and 2024, respectively, which included amounts reimbursed by hotel owners.

RSUs

During the three months ended March 31, 2025, we granted 376,000 RSUs with a grant date fair value per share of $259.10, which vest in equal annual installments over two or three years from the date of grant.

Options

During the three months ended March 31, 2025, we granted 204,000 options with an exercise price per share of $259.10, which vest in equal annual installments over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The grant date fair value per share of the options granted during the three months ended March 31, 2025 was $93.02, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility(1)	28.63%
Dividend yield(2)	0.24%
Risk-free rate(3)	4.20%
Expected term (in years)(4)	6.0
____________
(1)Estimated using a blended approach of historical and implied volatility. Historical volatility is based on the historical movement of Hilton's stock price for a period that corresponds to the expected term of the option.
(2)Estimated based on the expected quarterly dividend and the three-month average stock price at the date of grant.
(3)Based on the yield of a U.S. Department of Treasury instrument with a similar expected term of the options at the date of grant.
(4)Estimated using the midpoint of the vesting period and the contractual term of the options as we do not have sufficient historical share option exercise data to estimate the term of the options.

Performance Shares

During the three months ended March 31, 2025, we granted 147,000 performance shares with a grant date fair value per share of $259.10, which vest three years from the date of grant based on the achievement of various performance measures.

As of March 31, 2025, we determined that all of the performance measures for all outstanding performance shares granted in 2023, 2024 and 2025 were probable of achievement, with the average of the applicable achievement factors estimated to be between the target and maximum achievement percentages for the performance shares granted in 2023, nearly at the target achievement percentage for performance shares granted in 2024 and at the target achievement percentage for the performance shares granted in 2025.

Note 9: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
	March 31,
	2025	2024
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$300	$265
Denominator:
Weighted average shares outstanding	240	252
Basic EPS	$1.25	$1.05

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$300	$265
Denominator:
Weighted average shares outstanding(1)	243	255
Diluted EPS	$1.23	$1.04
____________
(1)Amounts for both periods include less than 1 million shares related to share-based compensation that were excluded from the calculations of diluted EPS because their effect would have been anti-dilutive under the treasury stock method.

Note 10: Noncontrolling Interests, Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss

The following tables present the changes in the redeemable and nonredeemable noncontrolling interests and the components of stockholders' equity (deficit) attributable to Hilton stockholders:

	Three Months Ended March 31, 2025
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
	(in millions)	(in millions)
Balance as of December 31, 2024	$17	241.8	$3	$(11,256)	$11,130	$(2,822)	$(782)	$21	$(3,706)
Net income (loss)	(1)	—	—	—	—	300	—	1	301
Other comprehensive income	—	—	—	—	—	—	13	1	14
Dividends	—	—	—	—	—	(37)	—	—	(37)
Repurchases of common stock	—	(3.7)	—	(898)	—	—	—	—	(898)
Share-based compensation	—	0.7	—	—	(29)	—	—	—	(29)
Balance as of March 31, 2025	$16	238.8	$3	$(12,154)	$11,101	$(2,559)	$(769)	$23	$(4,355)

	Three Months Ended March 31, 2024
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock						Noncontrolling Interests	Total Deficit
	Shares	Amount
	(in millions)
Balance as of December 31, 2023	253.5	$3	$(8,393)	$10,968	$(4,207)	$(731)	$13	$(2,347)
Net income	—	—	—	—	265	—	3	268
Other comprehensive loss	—	—	—	—	—	(18)	—	(18)
Dividends	—	—	—	—	(39)	—	—	(39)
Repurchases of common stock	(3.4)	—	(667)	—	—	—	—	(667)
Share-based compensation	0.9	—	—	(14)	—	—	—	(14)
Balance as of March 31, 2024	251.0	$3	$(9,060)	$10,954	$(3,981)	$(749)	$16	$(2,817)

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2024	$(591)	$(240)	$49	$(782)
Other comprehensive income (loss) before reclassifications	26	—	(4)	22
Amounts reclassified from accumulated other comprehensive loss	—	2	(11)	(9)
Net other comprehensive income (loss)	26	2	(15)	13
Balance as of March 31, 2025	$(565)	$(238)	$34	$(769)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2023	$(539)	$(262)	$70	$(731)
Other comprehensive income (loss) before reclassifications	(27)	—	20	(7)
Amounts reclassified from accumulated other comprehensive loss	—	2	(13)	(11)
Net other comprehensive income (loss)	(27)	2	7	(18)
Balance as of March 31, 2024	$(566)	$(260)	$77	$(749)
____________
(1)Includes net investment hedge gains and intra-entity foreign currency transactions that are of a long-term investment nature.
(2)Amounts reclassified relate to the amortization of prior service cost and amortization of net loss and were recognized in other non-operating income (loss), net in our condensed consolidated statements of operations.
(3)Amounts reclassified were the result of hedging instruments, primarily comprising interest rate swaps, with related amounts recognized in interest expense in our condensed consolidated statements of operations. Amounts reclassified also related to foreign currency forward contracts that hedge our foreign currency denominated fees, with related amounts recognized in various revenue line items, as applicable, in our condensed consolidated statements of operations.

Note 11: Business Segments

We are a hospitality company with operations organized in two distinct operating segments: (i) management and franchise and (ii) ownership, each of which is reported as a segment based on (a) delivering a similar set of products and services and
(b) being managed separately given its distinct economic characteristics.

The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all properties that license our IP, and/or use our booking channels and related programs, and where we provide other contracted services, but the day-to-day services of the hotels are operated or managed by someone other than us. Revenues from this segment include: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from our strategic partners, including co-branded credit card providers and third-party hotels we do not manage or franchise but that use our booking channels and related programs ("strategic partner hotels"), and Hilton Grand Vacations Inc. ("HGV"); and (iii) fees for managing the hotels in our ownership segment. The ownership segment primarily derives revenues from nightly hotel room sales, food and beverage sales and other services at our consolidated hotels.

Our President and Chief Executive Officer is our chief operating decision maker ("CODM"). Our CODM uses Adjusted EBITDA to evaluate the performance of our operating segments. Adjusted EBITDA is calculated as net income (loss), excluding interest expense, a provision for income tax benefit (expense) and depreciation and amortization expenses, as well as gains, losses, revenues and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings and retirements; (iv) furniture, fixtures and equipment ("FF&E") replacement reserves required under certain lease agreements; (v) share-based compensation; (vi) reorganization, severance, relocation and other expenses; (vii) non-cash impairment; (viii) amortization of contract acquisition costs; (ix) cost reimbursement revenues and reimbursed expenses; and (x) other items. Our CODM uses Adjusted EBITDA to evaluate the trends of our segments over time and monitor the segments in light of the performance of our industry and competitors to determine how to allocate capital resources, including contract acquisition costs and capital expenditures. Our CODM does not use assets by operating segment when assessing performance or making operating segment resource allocations. We previously were required to report segment profitability based on segment operating income (loss) as such measure was also regularly provided to our CODM. Beginning in the fourth quarter of 2024, segment operating income (loss) was no longer included in regular reporting provided to the CODM, and, as a result, our reported measure of segment profit (loss) changed to Adjusted EBITDA. The change in our reported measure of segment profit (loss) did not change the identification of our reportable segments from prior periods. Prior period amounts presented are measured on the same basis as amounts for the three months ended March 31, 2025.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended
	March 31,
	2025	2024
	(in millions)
Franchise and licensing fees	$631	$576
Base and other management fees(1)	101	119
Incentive management fees	72	70
Management and franchise	804	765
Ownership	234	255
Segment revenues	1,038	1,020
Amortization of contract acquisition costs	(14)	(12)
Other revenues	46	50
Cost reimbursement revenues	1,630	1,521
Intersegment fees elimination(1)	(5)	(6)
Total revenues	$2,695	$2,573
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

The following table presents Adjusted EBITDA for our reportable segments, reconciled to consolidated income before income taxes:

	Three Months Ended
	March 31,
	2025	2024
	(in millions)
Management and franchise(1)(2)	$804	$765
Ownership(1)(2)	8	15
Segment Adjusted EBITDA	812	780
Corporate and other(3)	(17)	(30)
Interest expense	(145)	(131)
Depreciation and amortization expenses	(41)	(36)
Gain on sales of assets, net	—	7
Gain (loss) on foreign currency transactions	2	(1)
Loss on debt guarantees(4)	—	(47)
FF&E replacement reserves	(13)	(11)
Share-based compensation expense	(36)	(41)
Amortization of contract acquisition costs	(14)	(12)
Cost reimbursement revenues(5)	1,630	1,521
Reimbursed expenses(5)	(1,759)	(1,630)
Other adjustments(6)	(9)	(4)
Income before income taxes	$410	$365
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.
(2)No expenses are allocated to the management and franchise segment. For the ownership segment, rent expense is the significant expense regularly provided to the CODM; rent expense for the three months ended March 31, 2025 and 2024 was $41 million and $42 million, respectively, and total other expenses were $186 million and $200 million for the three months ended March 31, 2025 and 2024, respectively, comprising (i) room expenses; (ii) food and beverage costs; (iii) property expenses; and (iv) other support costs. Ownership segment Adjusted EBITDA also includes income (loss) from hotels owned or leased by entities in which we own a noncontrolling financial interest.
(3)Amounts primarily include general and administrative expenses, excluding share-based compensation expense, and expenses related to our purchasing operations.
(4)Amount includes losses on debt guarantees for certain hotels that we manage; refer to Note 12: "Commitments and Contingencies" for additional information.
(5)Amounts include results from the operation of programs conducted for the benefit of property owners and exclude cash receipts recorded as deferred revenues on our condensed consolidated balance sheets related to these programs. Under the terms of the related contracts, we do not operate these programs to generate a profit and have contractual rights to adjust future collections to recover prior period expenditures.
(6)Amount for the three months ended March 31, 2025 includes restructuring costs related to one of our leased properties. Amount for the three months ended March 31, 2024 primarily relates to transaction costs incurred for acquisitions. Amounts for both periods include net losses (gains) related to certain of our investments in unconsolidated affiliates, severance and other items.

Note 12: Commitments and Contingencies

Although we include performance clauses in certain of our management contracts, most of these clauses do not require us to fund shortfalls but instead allow the owner to terminate the contract if specified operating performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls and our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee for that hotel. As of March 31, 2025, we had performance guarantees with expirations ranging from 2025 to 2043 and possible cash outlays totaling $23 million.

We also have extended debt guarantees and provided letters of credit to owners of certain hotels that we currently or in the future will manage or franchise. During the three months ended March 31, 2024, we recognized $47 million of losses in other non-operating loss, net in our condensed consolidated statement of operations and paid $62 million for debt guarantees extended to certain hotels we manage. Our debt guarantees and letters of credit as of March 31, 2025 had expirations ranging from 2031 to 2033 and remaining possible cash outlays totaling $45 million.

The performance and debt guarantees create variable interests in the ownership entities of the related hotels, of which we are not the primary beneficiary.

We receive program fees from property owners and strategic partners that are used to operate our Hilton Honors program, marketing, sales and brands programs and other shared services on behalf of property owners. If we collect amounts in excess of amounts expended, we have a commitment to spend these amounts on the related programs.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2025 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 13: Supplemental Disclosures of Cash Flow Information

Cash interest paid included within operating activities in our condensed consolidated statements of cash flows was $146 million and $120 million during the three months ended March 31, 2025 and 2024, respectively. These amounts exclude $10 million and $14 million for the three months ended March 31, 2025 and 2024, respectively, of cash receipts related to settlements of our interest rate swap with a financing component, which are separately disclosed within financing activities in our condensed consolidated statements of cash flows.

Income tax payments, net of refunds received, were $29 million and $18 million for the three months ended March 31, 2025 and 2024, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, future financial results, liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "forecasts," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry; macroeconomic factors beyond our control, such as inflation, changes in interest rates, challenges due to labor shortages or disputes and supply chain disruptions; the loss of key senior management personnel; competition for hotel guests and management and franchise contracts; risks related to doing business with third-party hotel owners; performance of our information technology systems; growth of reservation channels outside of our system; risks of doing business outside of the U.S.; risks associated with conflicts in Eastern Europe and the Middle East; uncertainty resulting from U.S. and global political trends, tariffs and other policies, including potential barriers to travel, trade and immigration and other geopolitical events; and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

Our Business

Hilton is one of the largest global hospitality companies, with 8,602 properties comprising 1,282,192 rooms in 139 countries and territories as of March 31, 2025. Our premier brand portfolio includes luxury, lifestyle, full service, focused service and all-suites hotel brands, as well as timeshare brands. As of March 31, 2025, we had 218 million members in our award-winning guest loyalty program, Hilton Honors, an increase of 16 percent from March 31, 2024.

Segments and Regions

We analyze our operations and business by both operating segments and geographic regions. Our operations consist of two reportable segments that are based on similar products and services: (i) management and franchise and (ii) ownership. The management and franchise segment provides services, including hotel management and licensing of our IP and/or the use of our booking channels and related programs. Revenues from this segment include: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from our strategic partners, including co-branded credit card providers and strategic partner hotels, and HGV; and (iii) fees for managing the hotels in our ownership segment. As a manager of hotels, we typically are responsible for supervising or operating the hotel in exchange for management fees. As a franchisor of hotels, we charge franchise fees in exchange for the use of one of our brand names and/or related commercial services, such as our reservations system, marketing and information technology services, while a third party manages or operates such franchised hotels. The ownership segment primarily derives revenues from nightly hotel room sales, food and beverage sales and other services at our consolidated hotels.

We conduct business in three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S., which represented 65 percent of our system-wide hotel rooms as of March 31, 2025, is included in the Americas region, it is often analyzed separately and apart from the Americas region and, as such, it is presented separately within our hotel operating statistics in "—Results of Operations." The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within our hotel operating statistics in "—Results of Operations." The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

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

In addition to our current hotel portfolio, we are focused on the growth of our business by expanding our global hotel network through our development pipeline, which represents hotels that we expect to add to our system in the future. The following table summarizes our development activity:

	As of or for the
	Three Months Ended
	March 31, 2025
	Hotels	Rooms(1)
Hotel system
Openings	186	20,100
Net additions(2)	155	14,000

Development pipeline
Additions	270	32,600
Count as of period end(3)	3,600	503,400
____________
(1)Rounded to the nearest hundred.
(2)Represents room additions, net of rooms removed from our system. Net unit growth from March 31, 2024 to March 31, 2025 was 7.2 percent.
(3)The hotels in our development pipeline were under development throughout 123 countries and territories, including 27 countries and territories where we had no existing hotels, with nearly half of the rooms under construction and more than half of the rooms located outside of the U.S. Rooms under construction include rooms for hotels under construction or operating hotels that are in the process of conversion to our system. Nearly all of the rooms in our development pipeline will be in our management and franchise segment upon opening. We do not consider any individual development project to be material to us.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: (i) were active and operating in our system for at least one full calendar year, have not undergone a change in brand or ownership type during the current or comparable periods and were open January 1st of the previous year; and (ii) have not undergone large-scale capital projects, sustained substantial property damage, encountered business interruption or for which comparable results were not available. We exclude strategic partner hotels from our comparable hotels. Of the 8,497 hotels in our system as of March 31, 2025, 449 hotels were strategic partner hotels and 6,503 hotels were classified as comparable hotels. Our 1,545 non-comparable hotels as of March 31, 2025 included (i) 742 hotels that were added to our system after January 1, 2024 or that have undergone a change in brand or ownership type during the current or comparable periods reported and (ii) 803 hotels that were removed from the comparable group for the current or comparable periods reported because they underwent or are undergoing large-scale capital projects, sustained substantial property damage, encountered business interruption or comparable results were otherwise not available.

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

References to occupancy, ADR and RevPAR are presented on a comparable basis, based on the comparable hotels as of March 31, 2025, and references to ADR and RevPAR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three months ended March 31, 2025 and 2024 use foreign currency exchange rates for the three months ended March 31, 2025.

Adjusted EBITDA

Adjusted EBITDA is calculated as net income (loss), excluding interest expense, a provision for income tax benefit (expense) and depreciation and amortization expenses, as well as gains, losses, revenues and expenses earned or incurred in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings and retirements; (iv) FF&E replacement reserves required under certain lease agreements; (v) share-based compensation; (vi) reorganization, severance, relocation and other expenses; (vii) non-cash impairment; (viii) amortization of contract acquisition costs; (ix) cost reimbursement revenues and reimbursed expenses; and (x) other items.

We believe that Adjusted EBITDA provides useful information to investors about us and our financial condition and results of operations for the following reasons: (i) it is used by our management team to evaluate our operating performance and make day-to-day operating decisions and (ii) it is frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry. Additionally, this measure excludes certain items that can vary widely across different industries and among competitors within our industry. For instance, interest expense and income taxes are dependent on company specifics, including, among other things, capital structure and operating jurisdictions, respectively, and, therefore, could vary significantly across companies. Depreciation and amortization expenses, as well as amortization of contract acquisition costs, are dependent upon company policies, including the method of acquiring and depreciating assets and the useful lives that are assigned to those depreciating or amortizing assets for accounting purposes. We also exclude items such as: (i) FF&E replacement reserves for leased hotels to be consistent with the treatment of capital expenditures for property and equipment, where depreciation of such capitalized assets is reported within depreciation and amortization expenses; (ii) share-based compensation, as this could vary widely among companies due to the different plans in place and the usage of them; and (iii) other items that are not reflective of our operating performance, such as amounts related to debt restructurings and debt retirements and reorganization and related severance costs, to enhance period-over-period comparisons of our ongoing operations. Further, Adjusted EBITDA excludes both cost reimbursement revenues and reimbursed expenses as we contractually do not operate the related programs to generate a profit and have contractual rights to adjust future collections to recover prior period expenditures. The direct reimbursements from property owners are billable and reimbursable as the costs are incurred and have no net effect on net income (loss) in the reporting period. The indirect reimbursements from property owners are typically billed and collected monthly, based on the underlying hotel's sales or usage (e.g., gross room revenue or number of reservations processed), while the associated costs are recognized as incurred by Hilton, creating timing differences, with the net effect impacting net income (loss) in the reporting period. These timing differences are due to our discretion to spend in excess of revenues earned or less than revenues earned in a single period to ensure that the programs are operated in the best long-term interests of our property owners. However, over the life of the operation of these programs, the expenses incurred related to the indirect reimbursements are designed to equal the revenues earned from the indirect reimbursements over time such that, in the long term, the programs will not earn a profit or generate a loss and do not impact our economics, either positively or negatively. Therefore, the net effect of our reimbursed revenues and expenses is not used by management to evaluate our operating performance, determine executive compensation or make other operating decisions, and we exclude their impact when evaluating period over period performance results.

Adjusted EBITDA is not a recognized term under GAAP and should not be considered as an alternative, either in isolation or as a substitute, for net income (loss) or other measures of financial performance or liquidity, including cash flows, derived in accordance with GAAP. Further, Adjusted EBITDA has limitations as an analytical tool, including:

•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

•Adjusted EBITDA does not reflect income tax expenses or the cash requirements to pay our taxes;

•Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•Adjusted EBITDA does not reflect the effect on earnings or changes resulting from matters that we consider not to be indicative of our future operations;

•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•other companies in our industry may calculate Adjusted EBITDA differently, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business, return to our stockholders through share repurchases and dividends or as measures of cash that will be available to us to meet our obligations.

Results of Operations

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Change
	March 31, 2025	2025 vs. 2024
System-wide
Occupancy	66.8%	0.4%	pts.
ADR	$155.07	1.8%
RevPAR	$103.59	2.5%

U.S.
Occupancy	67.7%	0.2%	pts.
ADR	$164.58	1.7%
RevPAR	$111.39	2.1%

Americas (excluding U.S.)
Occupancy	64.4%	0.4%	pts.
ADR	$153.63	7.1%
RevPAR	$98.92	7.7%

Europe
Occupancy	64.5%	0.6%	pts.
ADR	$138.58	1.6%
RevPAR	$89.34	2.6%

MEA
Occupancy	70.8%	2.1%	pts.
ADR	$202.79	5.3%
RevPAR	$143.55	8.5%

Asia Pacific
Occupancy	64.1%	0.8%	pts.
ADR	$107.09	(1.2)%
RevPAR	$68.69	—%

System-wide RevPAR increased during the three months ended March 31, 2025, supported by improvements in system-wide ADR, which included the impact of inflation, an increase in occupancy in all regions and increased group performance in all regions. The U.S., Europe and MEA all benefited from holiday shifts in the respective regions. The increase in RevPAR in the U.S. was also a result of special events. Europe was also positively impacted by an increase in business travel. MEA benefited from the shift of Ramadan fully into the first quarter, as well as an increase in inbound business and leisure travel. The increase in the Americas, excluding the U.S., was also due to special events in the region, attributable to increases in both inbound and domestic leisure travel. RevPAR in Asia Pacific was flat due to growth in countries and territories outside of China, driven by special events, offset by tougher year-over-year comparisons in China, as demand continues to steady.

The table below provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2025	2024
	(in millions)
Net income	$300	$268
Interest expense	145	131
Income tax expense	110	97
Depreciation and amortization expenses	41	36
Gain on sales of assets, net	—	(7)
Loss (gain) on foreign currency transactions	(2)	1
Loss on debt guarantees(1)	—	47
FF&E replacement reserves	13	11
Share-based compensation expense	36	41
Amortization of contract acquisition costs	14	12
Cost reimbursement revenues(2)	(1,630)	(1,521)
Reimbursed expenses(2)	1,759	1,630
Other adjustments(3)	9	4
Adjusted EBITDA	$795	$750
____________
(1)Amount includes losses on debt guarantees for certain hotels that we manage; refer to Note 12: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information.
(2)Amounts include results from the operation of programs conducted for the benefit of property owners and exclude cash receipts recorded as deferred revenues on our condensed consolidated balance sheets related to these programs. Under the terms of the related contracts, we do not operate these programs to generate a profit and have contractual rights to adjust future collections to recover prior period expenditures.
(3)Amount for the three months ended March 31, 2025 includes restructuring costs related to one of our leased properties. Amount for the three months ended March 31, 2024 primarily relates to transaction costs incurred for acquisitions. Amounts for both periods include net losses (gains) related to certain of our investments in unconsolidated affiliates, severance and other items.

Revenues

	Three Months Ended		Percent
	March 31,		Change
	2025	2024	2025 vs. 2024
	(in millions)
Franchise and licensing fees	$625	$571	9.5

Base and other management fees	$88	$106	(17.0)
Incentive management fees	72	70	2.9
Total management fees	$160	$176	(9.1)

The increase in franchise fees included the impact of an increase in RevPAR at our comparable franchised hotels. During the three months ended March 31, 2025, RevPAR at our comparable franchised hotels increased 1.5 percent, contributing to a currency neutral increase in franchise fees of $8 million, as a result of an increase in occupancy of 0.2 percentage points, and an increase in ADR of 1.2 percent. Further, franchise fees include a net increase of $12 million, as a result of net hotel additions, partially offset by a decrease of $3 million in termination fees.

Licensing fees increased $34 million as a result of an increase in fees from our strategic partnerships, primarily resulting from activity under our co-branded credit card arrangements and HGV. Increased fees from HGV resulted from increased timeshare revenues earned by HGV, inclusive of the impact of adding new timeshare properties to our system between the periods.

The decrease in management fees was largely attributable to a decrease of $20 million in termination fees received from hotels that exited our system, partially offset by an increase in RevPAR at our comparable managed hotels. During the three months ended March 31, 2025, RevPAR at our comparable managed hotels increased 5.2 percent, contributing to a currency neutral increase in management fees of $5 million, as a result of an increase in occupancy of 1.1 percentage points, and an increase in ADR of 3.5 percent.

	Three Months Ended		Percent
	March 31,		Change
	2025	2024	2025 vs. 2024
	(in millions)
Ownership revenues	$234	$255	(8.2)

The $21 million decrease in ownership revenues included a currency neutral decrease of $16 million and a $5 million decrease resulting from unfavorable fluctuations in foreign currency exchange rates.

Revenues from our non-comparable consolidated hotels within our ownership segment decreased $15 million, on a currency neutral basis, primarily due to hotels that exited our system or changed ownership types between the periods.

	Three Months Ended		Percent
	March 31,		Change
	2025	2024	2025 vs. 2024
	(in millions)
Other revenues	$46	$50	(8.0)

The decrease in other revenues was primarily due to decreased procurement volume and associated vendor rebates for purchases made by properties outside of our system, partially offset by increased activity by properties within our system, that participate in our purchasing programs.

Operating Expenses

	Three Months Ended		Percent
	March 31,		Change
	2025	2024	2025 vs. 2024
	(in millions)
Ownership expenses	$239	$247	(3.2)

The $8 million decrease in ownership expenses included a decrease of $4 million on a currency neutral basis and a $4 million decrease resulting from favorable fluctuations in foreign currency exchange rates.

Expenses from our non-comparable consolidated hotels within our ownership segment decreased $6 million, on a currency neutral basis, primarily due to hotels that exited our system or changed ownership types between the periods, partially offset by increases in expenses for hotels undergoing renovations.

	Three Months Ended		Percent
	March 31,		Change
	2025	2024	2025 vs. 2024
	(in millions)
Depreciation and amortization expenses	$41	$36	13.9
General and administrative expenses	94	104	(9.6)
Other expenses	26	30	(13.3)

The increase in depreciation and amortization expenses was primarily related to software placed in service between the periods.

The decrease in general and administrative expenses was primarily due to a decrease in costs related to payroll and other compensation costs.

The decrease in other expenses was primarily due to decreased procurement volume from our purchasing operations with properties outside of our system.

Non-operating Income and Expenses

	Three Months Ended		Percent
	March 31,		Change
	2025	2024	2025 vs. 2024
	(in millions)
Interest expense	$(145)	$(131)	10.7
Gain (loss) on foreign currency transactions	2	(1)	NM(1)
Other non-operating income (loss), net	17	(36)	NM(1)
Income tax expense	(110)	(97)	13.4
____________
(1)Fluctuation in terms of percentage change is not meaningful.

In both March 2024 and in September 2024, we issued $1.0 billion Senior Notes (the "March 2024 Senior Notes issuance" and the "September 2024 Senior Notes issuance," respectively) for a total aggregate principal amount of $2.0 billion for the year.

The increase in interest expense was primarily attributable to an increase of $30 million due to the March 2024 Senior Notes issuance and the September 2024 Senior Notes issuance. The increase was partially offset by a decrease in interest expense on the Term Loans of $11 million primarily as a result of decreases in one-month Secured Overnight Financing Rate ("SOFR") for the comparable periods.

The net gains and losses on foreign currency transactions are the result of changes in foreign currency exchange rates, including on certain intercompany financing arrangements, such as short-term cross-currency intercompany loans, as well as transactions denominated in foreign currencies.

The net change in other non-operating income (loss), net was primarily driven by a decrease in losses on debt guarantees for certain hotels that Hilton manages. See Note 12: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information.

The increase in income tax expense was primarily attributable to the increase in income before income taxes.

Segment Results

As of March 31, 2025, our management and franchise segment included 833 managed and 7,722 franchised and licensed properties, which included 105 timeshare and 449 strategic partner hotels, consisting of 1,266,586 total rooms, and our ownership segment included 47 hotels consisting of 15,606 total rooms. Refer to Note 11: "Business Segments" in our unaudited condensed consolidated financial statements for reconciliations of revenues for our reportable segments to consolidated total revenues and of segment Adjusted EBITDA to consolidated income before income taxes.

Franchise and licensing fees and total management fees, including fees charged to our ownership segment and excluding amortization of contract acquisition costs, reflects our management and franchise segment revenues and segment Adjusted EBITDA. Our ownership segment Adjusted EBITDA reflects revenues from consolidated hotels within our ownership segment, less (i) ownership expenses, excluding FF&E replacement reserves expenses, share-based compensation expenses and certain other items, less (ii) fees charged by our management and franchise segment to our ownership segment, plus (iii) income (loss) from hotels owned or leased by entities in which we own a noncontrolling financial interest. For the three months ended March 31, 2025, refer to "—Revenues" for further discussion of the changes in our franchise and licensing fees and total management fees as well as for further discussion of the changes in revenues from our ownership segment. Refer to "—Operating Expenses" for further discussion of the changes in our ownership segment expenses.

Liquidity and Capital Resources

Overview

As of March 31, 2025, we had total cash and cash equivalents of $807 million, including $76 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents is related to cash collateral and cash held for FF&E reserves.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including: (i) costs associated with the management and franchising of hotels; (ii) corporate expenses; (iii) payroll and compensation costs; (iv) taxes and compliance costs; (v) scheduled debt maturities and interest payments on our outstanding indebtedness, including repayment of the May 2025 Senior Notes; (vi) lease payments under our finance and operating leases; (vii) costs, other than compensation and lease payments that are noted separately, associated with the operations of consolidated hotels within our ownership segment, including, but not limited to, utilities and operating supplies; (viii) committed contract acquisition costs; (ix) capital and maintenance expenditures for required renovations and maintenance at the consolidated hotels within our ownership segment; (x) corporate capital and information technology expenditures; (xi) dividends as declared; and (xii) share repurchases.

Our known long-term liquidity requirements primarily consist of funds necessary to pay for: (i) scheduled debt maturities and interest payments on our outstanding indebtedness; (ii) lease payments under our finance and operating leases; (iii) committed contract acquisition costs; (iv) capital improvements to the consolidated hotels within our ownership segment; (v) corporate capital and information technology expenditures; (vi) dividends as declared; (vii) share repurchases; and (viii) commitments to owners in our management and franchise segment made in the normal course of business for which we are reimbursed by these owners through Hilton Honors and program fees to operate our Hilton Honors program, marketing, sales and brands programs and shared services.

During the three months ended March 31, 2025, we repurchased approximately 3.7 million shares of our common stock for $890 million. As of March 31, 2025, approximately $3.5 billion remained available for share repurchases under our stock repurchase program.

In circumstances where we have the opportunity to support our strategic objectives, we may provide guarantees or other commitments, as necessary, to owners of hotels that we currently or in the future will manage or franchise or other third parties. See Note 12: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information on our commitments that were outstanding as of March 31, 2025.

We have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases. Within the framework of our investment policy, we intend to finance our business activities primarily with cash on our balance sheet as of March 31, 2025, cash generated from our operations and, as needed, the use of the available capacity of our Revolving Credit Facility. We have continued access to debt markets and expect to be able to obtain financing as a source of liquidity as required and to extend maturities of existing borrowings, if necessary. Additionally, we may from time to time pre-sell Hilton Honors points through strategic partnership arrangements as a source of liquidity.

After considering our approach to liquidity and our available sources of cash, we believe that our cash position and sources of liquidity will meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and other compensation costs, taxes and compliance costs, debt obligations and other commitments for the foreseeable future based on current conditions. The objectives of our cash management policy are maintaining the availability of liquidity and minimizing operational costs.

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

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Three Months Ended		Percent
	March 31,		Change
	2025	2024	2025 vs. 2024
	(in millions)
Net cash provided by operating activities	$452	$346	30.6
Net cash used in investing activities	(50)	(27)	85.2
Net cash provided by (used in) financing activities	(974)	238	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

Operating Activities

Cash flows from operating activities were primarily generated from management, franchise and licensing fee revenue. The increase in net cash inflows during the period included an increase in cash inflows generated from our management and franchise segment, discussed in "—Revenues," largely as a result of revenues from new hotels added, net of hotels removed and an increase in RevPAR at our comparable franchised hotels, partially offset by a decrease of $20 million in termination fees received from managed properties. Additionally, there was a decrease in a cash outflows of $62 million for debt guarantee payments that were made during the three months ended March 31, 2024.

Investing Activities

Net cash used in investing activities primarily included cash flows related to: (i) capitalized software costs that were related to various systems initiatives for the benefit of both our hotel owners and our overall corporate operations, and (ii) capital expenditures for property and equipment related to corporate property and the renovation of certain hotels in our ownership segment. Additionally, our investing activities include the net cash inflows and outflows related to our undesignated derivative financial instruments that we have in place to hedge against the impact of fluctuations in foreign currency exchange rates on certain of our intercompany loan and cash balances, which were primarily the result of changes in the exchange rates for the Euro and Australian Dollar to the U.S. dollar for the three months ended March 31, 2025.

Financing Activities

The decrease in net cash provided by financing activities was primarily attributable to a $1.0 billion cash inflow from the March 2024 Senior Notes issuance during the three months ended March 31, 2024. The decrease in cash inflows also reflects a $209 million increase in cash outflows for share repurchases.

Debt and Borrowing Capacity

As of March 31, 2025, our total indebtedness, excluding the deduction for unamortized deferred financing costs and discount, was approximately $11.2 billion. No borrowings were outstanding under the Revolving Credit Facility as of March 31, 2025, which had an available borrowing capacity of $1,908 million after considering $92 million of outstanding letters of credit. For additional information on our total indebtedness and guarantees on our debt, refer to Note 5: "Debt" in our unaudited condensed consolidated financial statements.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or issue additional equity securities. We do not have any material indebtedness outstanding that matures prior to April 2027, other than the May 2025 Senior Notes due in May 2025. We believe that we have sufficient sources of liquidity and access to debt financing to address the repayment of the May 2025 Senior Notes, as well as all indebtedness that becomes due thereafter, at or prior to the respective maturity dates. In April 2025, we issued notice to borrow $500 million under the Revolving Credit Facility and plan to use the proceeds, together with available cash, to repay, at maturity, all $500 million in aggregate principal amount of the May 2025 Senior Notes, plus accrued and unpaid interest. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hospitality industry that may be beyond our control.

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and, during the three months ended March 31, 2025, there were no material changes to those critical accounting estimates that were previously disclosed.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in one-month SOFR, the benchmark rate for which the interest rate of the majority of our variable-rate indebtedness is based on, and foreign currency exchange rates. These rate changes may affect future income, cash flows and the fair value of the Company, its assets and its liabilities. In certain situations, we may seek to reduce volatility associated with changes in interest rates and foreign currency exchange rates by entering into derivative financial instruments intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial instruments to the extent they meet our objectives to reduce volatility in our results of operations and cash flows, and we do not use derivatives for speculative purposes. Our exposure to market risk has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums, including proceedings involving tort and other general liability claims, employee claims, antitrust claims, consumer protection claims and claims related to our management of certain hotels. We recognize a liability when we believe the loss is probable and can be reasonably estimated. Most occurrences involving liability, claims of negligence and employees are covered by indemnification from third-party hotel owners and/or policies that we hold with solvent insurance carriers. The ultimate results of claims and litigation cannot be predicted with certainty. We believe we have adequate reserves against such matters. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.

Item 1A. Risk Factors

As of March 31, 2025, there have been no material changes from the risk factors previously disclosed under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended March 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
January 1, 2025 to January 31, 2025	1,228,095	$247.56	1,228,095	$4,121
February 1, 2025 to February 28, 2025	712,024	265.45	712,024	3,932
March 1, 2025 to March 31, 2025	1,723,285	230.32	1,723,285	3,535
Total	3,663,404	242.92	3,663,404
____________
(1)Includes commissions paid.
(2)Our stock repurchase program, which was initially announced in February 2017 and subsequently increased in November 2017, February 2019, March 2020, November 2022, November 2023 and November 2024, allows for the repurchase of up to a total of $14.5 billion of our common stock. Under this publicly announced program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.3	Amended and Restated By-Laws of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 2, 2019).
10.1	Form of 2025 Performance Award Agreement.*
10.2	Form of 2025 Restricted Stock Unit Agreement.*
10.3	Form of 2025 Nonqualified Stock Option Agreement.*
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Chief Financial Officer and President, Global Development, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: April 29, 2025