Form 10-Q
period 2025-06-30
Hilton Worldwide Holdings Inc.
filed 2025-07-23
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of July 18, 2025 was 235,193,753.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$371	$1,301
Restricted cash and cash equivalents	77	75
Accounts receivable, net of allowance for credit losses of $162 and $145	1,676	1,583
Prepaid expenses	207	193
Other	138	120
Total current assets (variable interest entities – $81 and $71)	2,469	3,272
Intangibles and Other Assets:
Goodwill	5,084	5,035
Brands	5,027	4,990
Management and franchise contracts, net	1,262	1,235
Other intangible assets, net	192	194
Operating lease right-of-use assets	584	567
Property and equipment, net	437	411
Deferred income tax assets	318	318
Other	531	500
Total intangibles and other assets (variable interest entities – $107 and $100)	13,435	13,250
TOTAL ASSETS	$15,904	$16,522
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$2,304	$2,124
Current maturities of long-term debt	35	535
Current portion of deferred revenues	712	664
Current portion of liability for guest loyalty program	1,534	1,377
Total current liabilities (variable interest entities – $57 and $51)	4,585	4,700
Long-term debt	10,909	10,616
Operating lease liabilities	749	735
Deferred revenues	1,337	1,300
Deferred income tax liabilities	287	322
Liability for guest loyalty program	1,626	1,597
Other	960	941
Total liabilities (variable interest entities – $112 and $110)	20,453	20,211
Commitments and contingencies – see Note 12
Redeemable Noncontrolling Interests	15	17
Equity (Deficit):
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 235,788,332 outstanding as of June 30, 2025 and 241,806,421 outstanding as of December 31, 2024	3	3
Treasury stock, at cost; 100,961,799 shares as of June 30, 2025 and 94,087,917 shares as of December 31, 2024	(12,907)	(11,256)
Additional paid-in capital	11,174	11,130
Accumulated deficit	(2,155)	(2,822)
Accumulated other comprehensive loss	(705)	(782)
Total Hilton stockholders' deficit	(4,590)	(3,727)
Noncontrolling interests	26	21
Total deficit	(4,564)	(3,706)
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (DEFICIT)	$15,904	$16,522

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Franchise and licensing fees	$745	$689	$1,370	$1,260
Base and other management fees	97	93	185	199
Incentive management fees	75	68	147	138
Ownership	332	337	566	592
Other revenues	77	71	123	121
	1,326	1,258	2,391	2,310
Cost reimbursement revenues	1,811	1,693	3,441	3,214
Total revenues	3,137	2,951	5,832	5,524

Expenses
Ownership	286	298	525	545
Depreciation and amortization	43	34	84	70
General and administrative	109	113	203	217
Other expenses	26	37	52	67
	464	482	864	899
Reimbursed expenses	1,895	1,744	3,654	3,374
Total expenses	2,359	2,226	4,518	4,273

Gain on sales of assets, net	—	—	—	7

Operating income	778	725	1,314	1,258

Interest expense	(151)	(141)	(296)	(272)
Gain (loss) on foreign currency transactions	(1)	(1)	1	(2)
Other non-operating income (loss), net	3	8	20	(28)

Income before income taxes	629	591	1,039	956

Income tax expense	(187)	(169)	(297)	(266)

Net income	442	422	742	690
Net income attributable to redeemable and nonredeemable noncontrolling interests	(2)	(1)	(2)	(4)
Net income attributable to Hilton stockholders	$440	$421	$740	$686

Earnings per share:
Basic	$1.85	$1.69	$3.10	$2.74
Diluted	$1.84	$1.67	$3.07	$2.71

Cash dividends declared per share	$0.15	$0.15	$0.30	$0.30

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$442	$422	$742	$690
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $5, $(1), $5 and $3	81	(12)	108	(39)
Pension liability adjustment, net of tax of $(1), $—(1), $(2) and $(1)	2	2	4	4
Cash flow hedge adjustment, net of tax of $6, $1, $11 and $(1)	(19)	(5)	(34)	2
Total other comprehensive income (loss)	64	(15)	78	(33)

Comprehensive income	506	407	820	657
Comprehensive income attributable to redeemable and nonredeemable noncontrolling interests	(2)	—	(3)	(3)
Comprehensive income attributable to Hilton stockholders	$504	$407	$817	$654
____________
(1)Amount was less than $1 million.
See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2025	2024
Operating Activities:
Net income	$742	$690
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of contract acquisition costs	27	25
Depreciation and amortization expenses	84	70
Gain on sales of assets, net	—	(7)
Loss (gain) on foreign currency transactions	(1)	2
Share-based compensation expense	91	96
Deferred income taxes	(18)	(36)
Contract acquisition costs, net of refunds	(72)	(77)
Change in deferred revenues	85	69
Change in liability for guest loyalty program	186	166
Working capital changes and other	(14)	(231)
Net cash provided by operating activities	1,110	767
Investing Activities:
Capital expenditures for property and equipment	(42)	(31)
Cash paid for acquisitions, net of cash acquired	(2)	(236)
Issuance of financing receivables	—	(15)
Settlements of undesignated derivative financial instruments	—	(1)
Proceeds from asset dispositions	—	8
Capitalized software costs	(41)	(41)
Investments in unconsolidated affiliates	(1)	(2)
Net cash used in investing activities	(86)	(318)
Financing Activities:
Borrowings	650	1,283
Repayment of debt	(881)	(301)
Debt issuance costs	—	(16)
Dividends paid	(73)	(76)
Repurchases of common stock	(1,644)	(1,402)
Share-based compensation tax withholdings	(72)	(70)
Proceeds from share-based compensation	40	47
Settlements of interest rate swap with financing component	20	29
Net cash used in financing activities	(1,960)	(506)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	8	(16)
Net decrease in cash, restricted cash and cash equivalents	(928)	(73)
Cash, restricted cash and cash equivalents, beginning of period	1,376	875
Cash, restricted cash and cash equivalents, end of period	$448	$802

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

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain disclosures normally included in annual financial statements presented in accordance with GAAP; however, we believe the disclosures made are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The captions of certain financial statement line items have been revised when compared to those presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The revisions to our condensed consolidated statement of operations included: (i) changing owned and leased hotels revenues and owned and leased hotels expenses to ownership revenues and ownership expenses, respectively; and (ii) changing other revenues from managed and franchised properties and other expenses from managed and franchised properties to cost reimbursement revenues and reimbursed expenses, respectively. The significant accounting policies for the revenues and expenses recognized in each of these respective line items did not change, nor did prior period amounts.

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

Note 2: Acquisitions

Graduate by Hilton

In May 2024, we completed the acquisition of the Graduate brand for a total purchase price of $210 million, $200 million of which we paid in cash upon closing. The remaining amount unpaid was recorded in accounts payable, accrued expenses and other in our condensed consolidated balance sheet as of June 30, 2025. We accounted for the transaction as an asset acquisition and recorded an indefinite-lived brand intangible asset of $122 million and franchise contract intangible assets of $91 million.

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

Note 3: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as components of current and long-term deferred revenues, during the six months ended June 30, 2025:

(in millions)
Balance as of December 31, 2024	$1,829
Cash received in advance and not recognized as revenue	441
Revenue recognized(1)	(227)
Other(2)	(129)
Balance as of June 30, 2025	$1,914
____________
(1)Primarily related to Hilton Honors, our guest loyalty program, including co-branded credit card arrangements.
(2)Represents the changes in estimated transaction prices for our performance obligations related to the issuance of Hilton Honors points, which had no effect on revenues.

Performance Obligations

As of June 30, 2025, deferred revenues for unsatisfied performance obligations consisted of: (i) $1,099 million related to Hilton Honors that will be recognized as revenue over approximately the next two years; (ii) $799 million related to advance consideration received from hotel owners for application, initiation and other fees and system implementation fees; and (iii) $16 million related to other obligations. These performance obligations are recognized as revenue as discussed in Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Note 4: Consolidated Variable Interest Entities

As of June 30, 2025 and December 31, 2024, we consolidated two variable interest entities ("VIEs") that each lease one hotel property, both of which are located in Japan, and for which the assets are only available to settle the obligations of the respective entities and the liabilities of the respective entities are non-recourse to us. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb losses and the right to receive benefits that could be significant to each of the VIEs individually.

Our condensed consolidated balance sheets include the assets and liabilities of these entities, including the effect of foreign currency translation, which primarily comprised the following:

	June 30,	December 31,
	2025	2024
	(in millions)
Cash and cash equivalents	$61	$53
Accounts receivable, net	17	16
Property and equipment, net	43	40
Deferred income tax assets	22	21
Other non-current assets	42	39
Accounts payable, accrued expenses and other	41	36
Long-term debt(1)	63	65
____________
(1)Represents finance lease liabilities; includes current maturities of $15 million and $13 million as of June 30, 2025 and December 31, 2024, respectively.

Note 5: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of June 30, 2025, were as follows:

	June 30,	December 31,
	2025	2024
	(in millions)
Senior secured revolving credit facility with a weighted average rate of 5.42%, due 2028	$290	$—
Senior secured term loan facility with a rate of 6.07%, due 2030	3,119	3,119
Senior notes with a rate of 5.375%, due 2025(1)	—	500
Senior notes with a rate of 4.875%, due 2027(1)	600	600
Senior notes with a rate of 5.750%, due 2028(1)	500	500
Senior notes with a rate of 5.875%, due 2029(1)	550	550
Senior notes with a rate of 3.750%, due 2029(1)	800	800
Senior notes with a rate of 4.875%, due 2030(1)	1,000	1,000
Senior notes with a rate of 4.000%, due 2031(1)	1,100	1,100
Senior notes with a rate of 3.625%, due 2032(1)	1,500	1,500
Senior notes with a rate of 6.125%, due 2032(1)	450	450
Senior notes with a rate of 5.875%, due 2033(1)	1,000	1,000
Finance lease liabilities with a weighted average rate of 6.09%, due 2025 to 2030(2)	113	117
	11,022	11,236
Less: unamortized deferred financing costs and discount	(78)	(85)
Less: current maturities of long-term debt(3)	(35)	(535)
	$10,909	$10,616
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
(3)Amount as of June 30, 2025 represents current maturities of finance lease liabilities. Amount as of December 31, 2024 represents current maturities of finance lease liabilities and the 5.375% Senior Notes due 2025 (the "May 2025 Senior Notes").

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

During the three months ended June 30, 2025, we borrowed an aggregate $290 million, net of repayments, under the Revolving Credit Facility, and, as of June 30, 2025, in addition to those outstanding borrowings, we had $92 million of letters of credit outstanding, resulting in an available borrowing capacity under the Revolving Credit Facility of $1,618 million.

In May 2025, we used the proceeds from borrowings under the Revolving Credit Facility, together with available cash, to repay, at maturity, all $500 million in aggregate principal amount of the May 2025 Senior Notes, plus accrued and unpaid interest.

In July 2025, we borrowed $225 million under the Revolving Credit Facility and subsequently issued $1.0 billion aggregate principal amount of 5.750% Senior Notes due 2033 (the "5.750% 2033 Senior Notes" or "July Senior Notes issuance"). As part of the July Senior Notes issuance, we incurred $15 million of debt issuance costs which will be recognized as a reduction to the outstanding debt balance in our condensed consolidated balance sheet and amortized to interest expense through the maturity date of the 5.750% 2033 Senior Notes. Interest on the 5.750% 2033 Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2025. We used a portion of the net proceeds from the July Senior Notes issuance to repay all $515 million of outstanding indebtedness under our Revolving Credit Facility.

Note 6: Fair Value Measurements

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	June 30, 2025
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap	$26	$—	$26	$—
Liabilities:
Long-term debt(2)	10,909	7,304	—	3,420

	December 31, 2024
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap	$45	$—	$45	$—
Liabilities:
Long-term debt(2)	11,119	7,560	—	3,140
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

Note 8: Share-Based Compensation

Our share-based compensation primarily consists of awards that we grant to eligible employees under the Hilton 2017 Omnibus Incentive Plan (the "2017 Plan") and includes time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options") and performance-vesting RSUs ("performance shares"). We recognized share-based compensation expense of $55 million during both the three months ended June 30, 2025 and 2024, and $91 million and $96 million during the six months ended June 30, 2025 and 2024, respectively, which included amounts reimbursed by hotel owners.

RSUs

During the six months ended June 30, 2025, we granted 380,000 RSUs with a weighted average grant date fair value per share of $258.76, which vest in equal annual installments over two or three years from the date of grant.

Options

During the six months ended June 30, 2025, we granted 213,000 options with a weighted average exercise price per share of $257.43, which vest in equal annual installments over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The weighted average grant date fair value per share of the options granted during the six months ended June 30, 2025 was $92.49, which was determined using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Expected volatility(1)	28.70%
Dividend yield(2)	0.24%
Risk-free rate(3)	4.19%
Expected term (in years)(4)	6.0
____________
(1)Estimated using a blended approach of historical and implied volatility. Historical volatility is based on the historical movement of Hilton's stock price for a period that corresponds to the expected terms of the options.
(2)Estimated based on the expected quarterly dividend and the three-month average stock price at the date of each grant.
(3)Based on the yield of a U.S. Department of Treasury instrument with a similar expected term of the options at the date of each grant.
(4)Estimated using the midpoint of the vesting period and the contractual terms of the options as we do not have sufficient historical share option exercise data to estimate the terms of the options.

Performance Shares

During the six months ended June 30, 2025, we granted 153,000 performance shares with a weighted average grant date fair value per share of $257.39, which vest three years from the date of grant based on the achievement of various performance measures.

As of June 30, 2025, we determined that all of the performance measures for all outstanding performance shares granted in 2023, 2024 and 2025 were probable of achievement, with the average of the applicable achievement factors estimated to be between the target and maximum achievement percentages for the performance shares granted in 2023, nearly at the target achievement percentage for performance shares granted in 2024 and at the target achievement percentage for the performance shares granted in 2025.

Note 9: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$440	$421	$740	$686
Denominator:
Weighted average shares outstanding	237	249	239	251
Basic EPS	$1.85	$1.69	$3.10	$2.74

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$440	$421	$740	$686
Denominator:
Weighted average shares outstanding(1)	239	252	241	253
Diluted EPS	$1.84	$1.67	$3.07	$2.71
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

Note 10: Noncontrolling Interests, Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss

The following tables present the changes in the redeemable and nonredeemable noncontrolling interests and the components of stockholders' equity (deficit) attributable to Hilton stockholders:

	Three Months Ended June 30, 2025
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
	(in millions)	(in millions)
Balance as of March 31, 2025	$16	238.8	$3	$(12,154)	$11,101	$(2,559)	$(769)	$23	$(4,355)
Net income (loss)	(1)	—	—	—	—	440	—	3	443
Other comprehensive income	—	—	—	—	—	—	64	—	64
Dividends	—	—	—	—	—	(36)	—	—	(36)
Repurchases of common stock	—	(3.2)	—	(762)	—	—	—	—	(762)
Share-based compensation	—	0.2	—	9	73	—	—	—	82
Balance as of June 30, 2025	$15	235.8	$3	$(12,907)	$11,174	$(2,155)	$(705)	$26	$(4,564)

	Three Months Ended June 30, 2024
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
	(in millions)	(in millions)
Balance as of March 31, 2024	$—	251.0	$3	$(9,060)	$10,954	$(3,981)	$(749)	$16	$(2,817)
Acquisition date fair value of redeemable noncontrolling interests	22	—	—	—	—	—	—	—	—
Net income (loss)	(1)	—	—	—	—	421	—	2	423
Other comprehensive loss	—	—	—	—	—	—	(14)	(1)	(15)
Dividends	—	—	—	—	—	(37)	—	—	(37)
Repurchases of common stock	—	(3.5)	—	(731)	—	—	—	—	(731)
Share-based compensation	—	0.3	—	10	68	—	—	—	78
Balance as of June 30, 2024	$21	247.8	$3	$(9,781)	$11,022	$(3,597)	$(763)	$17	$(3,099)

	Six Months Ended June 30, 2025
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
	(in millions)	(in millions)
Balance as of December 31, 2024	$17	241.8	$3	$(11,256)	$11,130	$(2,822)	$(782)	$21	$(3,706)
Net income (loss)	(2)	—	—	—	—	740	—	4	744
Other comprehensive income	—	—	—	—	—	—	77	1	78
Dividends	—	—	—	—	—	(73)	—	—	(73)
Repurchases of common stock	—	(6.9)	—	(1,660)	—	—	—	—	(1,660)
Share-based compensation	—	0.9	—	9	44	—	—	—	53
Balance as of June 30, 2025	$15	235.8	$3	$(12,907)	$11,174	$(2,155)	$(705)	$26	$(4,564)

		Six Months Ended June 30, 2024
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
	(in millions)	(in millions)
Balance as of December 31, 2023	$—	253.5	$3	$(8,393)	$10,968	$(4,207)	$(731)	$13	$(2,347)
Acquisition date fair value of redeemable noncontrolling interests	22	—	—	—	—	—	—	—	—
Net income (loss)	(1)	—	—	—	—	686	—	5	691
Other comprehensive loss	—	—	—	—	—	—	(32)	(1)	(33)
Dividends	—	—	—	—	—	(76)	—	—	(76)
Repurchases of common stock	—	(6.9)	—	(1,398)	—	—	—	—	(1,398)
Share-based compensation	—	1.2	—	10	54	—	—	—	64
Balance as of June 30, 2024	$21	247.8	$3	$(9,781)	$11,022	$(3,597)	$(763)	$17	$(3,099)

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2024	$(591)	$(240)	$49	$(782)
Other comprehensive income (loss) before reclassifications	106	—	(15)	91
Amounts reclassified from accumulated other comprehensive loss	1	4	(19)	(14)
Net other comprehensive income (loss)	107	4	(34)	77
Balance as of June 30, 2025	$(484)	$(236)	$15	$(705)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2023	$(539)	$(262)	$70	$(731)
Other comprehensive income (loss) before reclassifications	(39)	(1)	28	(12)
Amounts reclassified from accumulated other comprehensive loss	1	5	(26)	(20)
Net other comprehensive income (loss)	(38)	4	2	(32)
Balance as of June 30, 2024	$(577)	$(258)	$72	$(763)
____________
(1)Includes net investment hedge gains and intra-entity foreign currency transactions that are of a long-term investment nature. Amounts reclassified during the six months ended June 30, 2025 and 2024 relate to the liquidation of investments in certain foreign entities and were recognized in gain (loss) on foreign currency transactions in our condensed consolidated statements of operations.
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

Our President and Chief Executive Officer is our chief operating decision maker ("CODM"). Our CODM uses Adjusted EBITDA to evaluate the performance of our operating segments. Adjusted EBITDA is calculated as net income (loss), excluding interest expense, a provision for income tax benefit (expense) and depreciation and amortization expenses, as well as gains, losses, revenues and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings and retirements; (iv) furniture, fixtures and equipment ("FF&E") replacement reserves required under certain lease agreements; (v) share-based compensation; (vi) reorganization, severance, relocation and other expenses; (vii) non-cash impairment; (viii) amortization of contract acquisition costs; (ix) cost reimbursement revenues and reimbursed expenses; and (x) other items. Our CODM uses Adjusted EBITDA to evaluate the trends of our segments over time and monitor the segments in light of the performance of our industry and competitors to determine how to allocate capital resources, including contract acquisition costs and capital expenditures. Our CODM does not use assets by operating segment when assessing performance or making operating segment resource allocations. We previously were required to report segment profitability based on segment operating income (loss) as such measure was also regularly provided to our CODM. Beginning in the fourth quarter of 2024, segment operating income (loss) was no longer included in regular reporting provided to the CODM, and, as a result, our reported measure of segment profit (loss) changed to Adjusted EBITDA. The change in our reported measure of segment profit (loss) did not change the identification of our reportable segments from prior periods. Prior period amounts presented are measured on the same basis as amounts for the three and six months ended June 30, 2025.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions)
Franchise and licensing fees	$751	$694	$1,382	$1,270
Base and other management fees(1)	115	108	216	227
Incentive management fees	75	68	147	138
Management and franchise	941	870	1,745	1,635
Ownership	332	337	566	592
Segment revenues	1,273	1,207	2,311	2,227
Amortization of contract acquisition costs	(13)	(13)	(27)	(25)
Other revenues	77	71	123	121
Cost reimbursement revenues	1,811	1,693	3,441	3,214
Intersegment fees elimination(1)	(11)	(7)	(16)	(13)
Total revenues	$3,137	$2,951	$5,832	$5,524
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

The following table presents Adjusted EBITDA for our reportable segments, reconciled to consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions)
Management and franchise(1)(2)	$941	$870	$1,745	$1,635
Ownership(1)(2)	57	54	65	69
Segment Adjusted EBITDA	998	924	1,810	1,704
Corporate and other(3)	10	(7)	(7)	(37)
Interest expense	(151)	(141)	(296)	(272)
Depreciation and amortization expenses	(43)	(34)	(84)	(70)
Gain on sales of assets, net	—	—	—	7
Gain (loss) on foreign currency transactions	(1)	(1)	1	(2)
Loss on debt guarantees(4)	—	(3)	—	(50)
FF&E replacement reserves	(19)	(13)	(32)	(24)
Share-based compensation expense	(55)	(55)	(91)	(96)
Amortization of contract acquisition costs	(13)	(13)	(27)	(25)
Cost reimbursement revenues(5)	1,811	1,693	3,441	3,214
Reimbursed expenses(5)	(1,895)	(1,744)	(3,654)	(3,374)
Other adjustments(6)	(13)	(15)	(22)	(19)
Income before income taxes	$629	$591	$1,039	$956
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.
(2)No expenses are allocated to the management and franchise segment. For the ownership segment, rent expense is the significant expense regularly provided to the CODM; rent expense was $61 million and $63 million for the three months ended June 30, 2025 and 2024, respectively, and $102 million and $105 million for the six months ended June 30, 2025 and 2024, respectively. Total other ownership expenses were $217 million and $222 million for the three months ended June 30, 2025 and 2024, respectively, and $403 million and $422 million for the six months ended June 30, 2025 and 2024, respectively, comprising (i) room expenses; (ii) food and beverage costs; (iii) property expenses; and (iv) other support costs. Ownership segment Adjusted EBITDA also includes income (loss) from hotels owned or leased by entities in which we own a noncontrolling financial interest.
(3)Amounts primarily include general and administrative expenses, excluding share-based compensation expense, and activity related to our purchasing operations.
(4)Amounts include losses on debt guarantees for certain hotels that we manage; refer to Note 12: "Commitments and Contingencies" for additional information.
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
(6)Amounts for the three and six months ended June 30, 2025 include expected future credit losses on financing receivables. Amounts for the six months ended June 30, 2025 and for the three and six months ended June 30, 2024 include restructuring costs related to certain leased hotels. Amounts for the three and six months ended June 30, 2024 also include transaction costs resulting from the amendment of our Term Loans. Amount for the six months ended June 30, 2024 also includes transaction costs incurred for acquisitions. Amounts for all periods include net losses (gains) related to certain of our investments in unconsolidated affiliates, severance and other items.

Note 12: Commitments and Contingencies

Although our management contracts may include performance clauses, most of these clauses do not require us to fund shortfalls but instead allow the owner to terminate the contract if specified operating performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls and our obligations under these guarantees in future periods are dependent on the operating performance level of the related hotel over the remaining term of the performance guarantee for that hotel. As of June 30, 2025, we had performance guarantees with expirations ranging from 2025 to 2043 and possible cash outlays totaling $21 million.

We also have extended debt guarantees and provided letters of credit to owners of certain hotels that we currently or in the future will manage or franchise. During the three and six months ended June 30, 2024, we recognized losses of $3 million and $50 million, respectively, in other non-operating income (loss), net in our condensed consolidated statements of operations and paid $77 million during the six months ended June 30, 2024 for debt guarantees extended to certain hotels we manage. Our debt guarantees and letters of credit as of June 30, 2025 had expirations ranging from 2031 to 2033 and remaining possible cash outlays totaling $45 million.

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

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2025 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 13: Supplemental Disclosures of Cash Flow Information

Cash interest paid included within operating activities in our condensed consolidated statements of cash flows was $320 million and $272 million during the six months ended June 30, 2025 and 2024, respectively. These amounts exclude $20 million and $29 million for the six months ended June 30, 2025 and 2024, respectively, of cash receipts related to settlements of our interest rate swap with a financing component, which are separately disclosed within financing activities in our condensed consolidated statements of cash flows.

Income tax payments, net of refunds received, were $121 million and $268 million for the six months ended June 30, 2025 and 2024, respectively.

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

Overview

Our Business

Hilton is one of the largest global hospitality companies, with 8,807 properties comprising 1,304,879 rooms in 139 countries and territories as of June 30, 2025. Our premier brand portfolio includes luxury, lifestyle, full service, focused service and all-suites hotel brands, as well as timeshare brands. As of June 30, 2025, we had 226 million members in our award-winning guest loyalty program, Hilton Honors, an increase of 16 percent from June 30, 2024.

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

We conduct business in three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S., which represented 65 percent of our system-wide hotel rooms as of June 30, 2025, is included in the Americas region, it is often analyzed separately and apart from the Americas region and, as such, it is presented separately within our hotel operating statistics in "—Results of Operations." The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within our hotel operating statistics in "—Results of Operations." The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

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

In addition to our current hotel portfolio, we are focused on the growth of our business by expanding our global hotel network through our development pipeline, which represents hotels that we expect to add to our system in the future. The following table summarizes our development activity:

	As of or for the
	Six Months Ended
	June 30, 2025
	Hotels	Rooms(1)
Hotel system
Openings	407	46,200
Net additions(2)	360	36,600

Development pipeline
Additions	551	68,800
Count as of period end(3)	3,636	510,600
____________
(1)Rounded to the nearest hundred.
(2)Represents room additions, net of rooms removed from our system. Net unit growth from June 30, 2024 to June 30, 2025 was 7.5 percent.
(3)The hotels in our development pipeline were under development throughout 128 countries and territories, including 29 countries and territories where we had no existing hotels, with nearly half of the rooms under construction and more than half of the rooms located outside of the U.S. Rooms under construction include rooms for hotels under construction or operating hotels that are in the process of conversion to our system. Nearly all of the rooms in our development pipeline will be in our management and franchise segment upon opening. We do not consider any individual development project to be material to us.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that: were active and operating in our system for at least one full calendar year, were open January 1st of the previous year and that (i) have not undergone a change in brand or ownership type during the current or comparable periods, (ii) have not undergone large-scale capital projects, sustained substantial property damage or encountered business interruption or (iii) for which comparable results were otherwise not available. We exclude strategic partner hotels from our comparable hotels. Of the 8,702 hotels in our system as of June 30, 2025, 467 hotels were strategic partner hotels and 6,425 hotels were classified as comparable hotels. Our 1,810 non-comparable hotels as of June 30, 2025 included (i) 947 hotels that were added to our system after January 1, 2024 or that have undergone a change in brand or ownership type during the current or comparable periods reported and (ii) 863 hotels that were removed from the comparable group for the current or comparable periods reported because they underwent or are undergoing large-scale capital projects, sustained substantial property damage, encountered business interruption or comparable results were otherwise not available for them.

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

References to occupancy, ADR and RevPAR are presented on a comparable basis, based on the comparable hotels as of June 30, 2025, and references to ADR and RevPAR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three and six months ended June 30, 2025 and 2024 use foreign currency exchange rates for the three and six months ended June 30, 2025, respectively.

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

Results of Operations

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Change		Six Months Ended	Change
	June 30, 2025	2025 vs. 2024		June 30, 2025	2025 vs. 2024
System-wide
Occupancy	74.4%	(0.5)%	pts.	70.7%	—%	pts.
ADR	$163.78	0.2%		$159.45	1.0%
RevPAR	$121.79	(0.5)%		$112.68	1.0%

U.S.
Occupancy	75.8%	(1.0)%	pts.	71.9%	(0.3)%	pts.
ADR	$173.61	(0.2)%		$169.51	0.7%
RevPAR	$131.66	(1.5)%		$121.82	0.2%

Americas (excluding U.S.)
Occupancy	69.5%	(0.5)%	pts.	67.1%	—%	pts.
ADR	$152.14	4.5%		$151.63	5.9%
RevPAR	$105.81	3.8%		$101.80	6.0%

Europe
Occupancy	77.2%	0.8%	pts.	70.9%	0.8%	pts.
ADR	$177.64	0.9%		$159.54	1.4%
RevPAR	$137.16	2.0%		$113.13	2.5%

MEA
Occupancy	70.8%	7.2%	pts.	70.5%	4.8%	pts.
ADR	$189.12	(0.9)%		$198.08	2.1%
RevPAR	$133.85	10.3%		$139.69	9.5%

Asia Pacific
Occupancy	68.1%	(0.3)%	pts.	66.2%	0.3%	pts.
ADR	$101.61	0.8%		$102.52	—%
RevPAR	$69.21	0.3%		$67.84	0.4%

System-wide RevPAR decreased during the three months ended June 30, 2025, primarily due to declines in the U.S., and increased during the six months ended June 30, 2025, supported by an improvement in system-wide ADR, which included the impact of inflation. In the U.S., for both the three and six months ended June 30, 2025, RevPAR was impacted by increased macroeconomic uncertainty, which, combined with unfavorable holiday shifts, led to a decline in group and business travel for the three months ended June 30, 2025. These declines, for the six months ended June 30, 2025, were offset by increases due to special events. The increases in RevPAR in the Americas region, excluding the U.S., were attributable to increases in both inbound and domestic leisure and group travel. Europe and MEA were positively impacted by an increase in group and business travel, with MEA also benefiting from an increase in leisure travel. RevPAR in Asia Pacific increased due to strong growth in countries and territories outside China, offset by decreases in RevPAR in China, due to a decline in group and business travel.

The table below provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions)
Net income	$442	$422	$742	$690
Interest expense	151	141	296	272
Income tax expense	187	169	297	266
Depreciation and amortization expenses	43	34	84	70
Gain on sales of assets, net	—	—	—	(7)
Loss (gain) on foreign currency transactions	1	1	(1)	2
Loss on debt guarantees(1)	—	3	—	50
FF&E replacement reserves	19	13	32	24
Share-based compensation expense	55	55	91	96
Amortization of contract acquisition costs	13	13	27	25
Cost reimbursement revenues(2)	(1,811)	(1,693)	(3,441)	(3,214)
Reimbursed expenses(2)	1,895	1,744	3,654	3,374
Other adjustments(3)	13	15	22	19
Adjusted EBITDA	$1,008	$917	$1,803	$1,667
____________
(1)Amounts include losses on debt guarantees for certain hotels that we manage; refer to Note 12: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information.
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
(3)Amounts for the three and six months ended June 30, 2025 include expected future credit losses on financing receivables. Amounts for the six months ended June 30, 2025 and for the three and six months ended June 30, 2024 include restructuring costs related to certain leased hotels. Amounts for the three and six months ended June 30, 2024 also include transaction costs resulting from the amendment of our Term Loans. Amount for the six months ended June 30, 2024 also includes transaction costs incurred for acquisitions. Amounts for all periods include net losses (gains) related to certain of our investments in unconsolidated affiliates, severance and other items.

Revenues

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(in millions)			(in millions)
Franchise and licensing fees	$745	$689	8.1	$1,370	$1,260	8.7

Base and other management fees	$97	$93	4.3	$185	$199	(7.0)
Incentive management fees	75	68	10.3	147	138	6.5
Total management fees	$172	$161	6.8	$332	$337	(1.5)

The increase in franchise fees included net increases of $18 million and $30 million during the three and six months ended June 30, 2025, respectively, as a result of net hotel additions between the periods. The increases in franchise fees also included increases of $10 million and $7 million in termination fees during three and six months ended June 30, 2025, respectively.

The currency neutral increases in franchise fees at our comparable franchised hotels of $2 million and $11 million for the three and six months ended June 30, 2025, respectively, were largely attributable to increases of in-place rates charged to hotels, partially offset by decreases in fees due to decreases in RevPAR. During the three months ended June 30, 2025, RevPAR at our comparable franchised hotels decreased 1.5 percent, as a result of a decrease in occupancy of 0.9 percentage points, and a decrease in ADR of 0.3 percent. During the six months ended June 30, 2025, RevPAR at our comparable franchised hotels decreased 0.1 percent, as a result of a decrease in occupancy of 0.3 percentage points, partially offset by an increase in ADR of 0.3 percent.

Licensing fees increased $24 million and $58 million during the three and six months ended June 30, 2025, respectively, as a result of increases in fees from our strategic partnerships, primarily resulting from activity under our co-branded credit card arrangements, HGV and branded residential fees. Increased fees from HGV resulted from increased timeshare revenues earned by HGV, inclusive of the impact of adding new timeshare properties to our system between the periods.

During the three months ended June 30, 2025, RevPAR at our comparable managed hotels increased 2.6 percent, contributing to a currency neutral increase in management fees of $8 million, as a result of an increase in occupancy of 0.8 percentage points, and an increase in ADR of 1.4 percent. The decrease in management fees during the six months ended June 30, 2025 was primarily attributable to a decrease of $17 million in termination fees received from hotels that exited our system, partially offset by an increase of $14 million in fees from our comparable managed hotels as a result of an increase in RevPAR. RevPAR at our comparable managed hotels increased 4.1 percent during the six months ended June 30, 2025 as a result of an increase in occupancy of 1.0 percentage points, and an increase in ADR of 2.6 percent.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(in millions)			(in millions)
Ownership revenues	$332	$337	(1.5)	$566	$592	(4.4)

The $5 million decrease in ownership revenues for the three months ended June 30, 2025 included a currency neutral decrease of $23 million, partially offset by an $18 million increase resulting from favorable fluctuations in foreign currency exchange rates. The $26 million decrease in ownership revenues for the six months ended June 30, 2025 included a currency neutral decrease of $39 million, partially offset by a $13 million increase resulting from favorable fluctuations in foreign currency exchange rates.

Revenues from comparable hotels within our ownership segment increased $6 million, on a currency neutral basis, during the three months ended June 30, 2025 as a result of an increase in RevPAR of 4.6 percent due to increases in occupancy of 1.6 percentage points and ADR of 2.5 percent. Revenues from our comparable hotels in our ownership segment increased $5 million, on a currency neutral basis, during the six months ended June 30, 2025 as a result of an increase in RevPAR of 4.7 percent due to increases in occupancy of 0.8 percentage points and ADR of 3.5 percent. Revenues from our non-comparable consolidated hotels within our ownership segment decreased $29 million and $44 million for the three and six months ended June 30, 2025, respectively, on a currency neutral basis, primarily due to hotels that exited our system or changed ownership types between the periods.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(in millions)			(in millions)
Other revenues	$77	$71	8.5	$123	$121	1.7

The increases in other revenues were related to increases in vendor rebates for activity related to our purchasing operations.

Operating Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(in millions)			(in millions)
Ownership expenses	$286	$298	(4.0)	$525	$545	(3.7)

Ownership expenses included decreases of $27 million and $31 million, on a currency neutral basis, during the three and six months ended June 30, 2025, respectively, which were partially offset by increases of $15 million and $11 million, resulting from unfavorable fluctuations in foreign currency exchange rates, during the three and six months ended June 30, 2025, respectively.

Expenses from our comparable hotels in our ownership segment increased $5 million, on a currency neutral basis, during the six months ended June 30, 2025 as a result of increased occupancy and increases in payroll and other compensation costs. The $29 million and $36 million decreases in ownership expenses, on a currency neutral basis, from our non-comparable hotels within our ownership segment during the three and six months ended June 30, 2025, respectively, were primarily due to hotels that exited our system or changed ownership types between the periods, partially offset by increases in expenses for hotels undergoing renovations.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(in millions)			(in millions)
Depreciation and amortization expenses	$43	$34	26.5	$84	$70	20.0
General and administrative expenses	109	113	(3.5)	203	217	(6.5)
Other expenses	26	37	(29.7)	52	67	(22.4)

The increases in depreciation and amortization expenses were primarily related to software placed in service between the periods.

The decrease in general and administrative expenses for the three months ended June 30, 2025 was related to lower general corporate costs and the decrease for the six months ended June 30, 2025 was primarily due to decreases in costs related to payroll and other compensation costs.

The decreases in other expenses were primarily due to decreased procurement volume from our purchasing operations with properties outside of our system.

Non-operating Income and Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(in millions)			(in millions)
Interest expense	$(151)	$(141)	7.1	$(296)	$(272)	8.8
Gain (loss) on foreign currency transactions	(1)	(1)	—	1	(2)	NM(1)
Other non-operating income (loss), net	3	8	(62.5)	20	(28)	NM(1)
Income tax expense	(187)	(169)	10.7	(297)	(266)	11.7
____________
(1)Fluctuation in terms of percentage change is not meaningful.

In both March 2024 and September 2024, we issued $1.0 billion Senior Notes (the "March 2024 Senior Notes issuance" and the "September 2024 Senior Notes issuance," respectively) for a total aggregate principal amount of $2.0 billion for the year.

During the three months ended June 30, 2025, the increase in interest expense was primarily attributable to an increase of $15 million due to the September 2024 Senior Notes issuance. The increase during the six months ended June 30, 2025 was primarily attributable to an increase of $45 million due to the March 2024 Senior Notes issuance and the September 2024 Senior Notes issuance. The increases were partially offset by decreases in interest expense on the Term Loans of $10 million and $21 million during the three and six months ended June 30, 2025, respectively, primarily as a result of decreases in one-month Secured Overnight Financing Rate ("SOFR") for the comparable periods.

The net gains and losses on foreign currency transactions are the result of changes in foreign currency exchange rates, including on certain intercompany financing arrangements, such as short-term cross-currency intercompany loans, as well as transactions denominated in foreign currencies.

The decrease in other non-operating income (loss) during the three months ended June 30, 2025 was primarily driven by an increase in expected future credit losses on financing receivables. The net change in other non-operating income (loss), net during the six months ended June 30, 2025 was primarily driven by a decrease in losses on debt guarantees for certain hotels that Hilton manages, partially offset by an increase in expected future credit losses on financing receivables. See Note 12: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information.

The increases in income tax expense during the three and six months ended June 30, 2025 were primarily attributable to the increase in income before income taxes.

Segment Results

As of June 30, 2025, our management and franchise segment included 850 managed and 7,911 franchised and licensed properties, which included 105 timeshare and 467 strategic partner hotels, consisting of 1,289,592 total rooms, and our ownership segment included 46 hotels consisting of 15,287 total rooms. Refer to Note 11: "Business Segments" in our unaudited condensed consolidated financial statements for reconciliations of revenues for our reportable segments to consolidated total revenues and of segment Adjusted EBITDA to consolidated income before income taxes.

Franchise and licensing fees and total management fees, including fees charged to our ownership segment and excluding amortization of contract acquisition costs, reflects our management and franchise segment revenues and segment Adjusted EBITDA. Our ownership segment Adjusted EBITDA reflects revenues from consolidated hotels within our ownership segment, less (i) ownership expenses, excluding FF&E replacement reserves expenses, share-based compensation expenses and certain other items, less (ii) fees charged by our management and franchise segment to our ownership segment, plus (iii) income (loss) from hotels owned or leased by entities in which we own a noncontrolling financial interest. For the three and six months ended June 30, 2025, refer to "—Revenues" for further discussion of the changes in our franchise and licensing fees and total management fees as well as for further discussion of the changes in revenues from our ownership segment. Refer to "—Operating Expenses" for further discussion of the changes in our ownership segment expenses.

Liquidity and Capital Resources

Overview

As of June 30, 2025, we had total cash and cash equivalents of $448 million, including $77 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents is related to cash collateral and cash held for FF&E reserves.

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

In May 2025, we repaid the May 2025 Senior Notes at maturity. During the six months ended June 30, 2025, we borrowed $290 million, net of repayments, under the Revolving Credit Facility, and subsequently borrowed an additional $225 million in July 2025. Subsequently, we issued $1.0 billion of 5.750% 2033 Senior Notes and used a portion of the net proceeds to repay the net borrowings outstanding under the Revolving Credit Facility, and we intend to use the remainder for general corporate purposes. Refer to Note 5: "Debt" in our unaudited condensed consolidated financial statements for additional information. Except for the net borrowings under the Revolving Credit Facility, the repayment of the May 2025 Senior Notes and the July Senior Notes issuance, there were no material changes to our contractual obligations from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

During the six months ended June 30, 2025, we repurchased approximately 6.9 million shares of our common stock for $1.6 billion, excluding the excise tax on share repurchases. As of June 30, 2025, approximately $2.8 billion remained available for share repurchases under our stock repurchase program.

In circumstances where we have the opportunity to support our strategic objectives, we may provide guarantees or other commitments, as necessary, to owners of hotels that we currently or in the future will manage or franchise or other third parties. See Note 12: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information on our commitments that were outstanding as of June 30, 2025.

We have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases. Within the framework of our investment policy, we intend to finance our business activities primarily with cash on our balance sheet as of June 30, 2025, cash generated from our operations and, as needed, the use of the available capacity of our Revolving Credit Facility. We have continued access to debt markets and have obtained, and expect to continue to be able to obtain, financing as a source of liquidity as required and to extend maturities of existing borrowings, if necessary. Additionally, we may from time to time pre-sell Hilton Honors points through strategic partnership arrangements as a source of liquidity.

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

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Six Months Ended		Percent
	June 30,		Change
	2025	2024	2025 vs. 2024
	(in millions)
Net cash provided by operating activities	$1,110	$767	44.7
Net cash used in investing activities	(86)	(318)	(73.0)
Net cash used in financing activities	(1,960)	(506)	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

Operating Activities

Cash flows from operating activities were primarily generated from management, franchise and licensing fee revenue. The increase in net cash inflows during the period included an increase in cash inflows generated from our management and franchise segment, discussed in "—Revenues." The increase also included a net $36 million increase in deferred revenues and liability for guest loyalty program on our condensed consolidated balance sheet primarily related to an increase in collections of Hilton Honors program and application fees. Additionally, there was a $147 million decrease in income tax payments due to timing as well as a decrease in cash outflows of $77 million for debt guarantee payments that were made during the six months ended June 30, 2024.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 primarily included cash flows related to the acquisitions of (i) the Graduate brand and the associated franchise contracts and (ii) a controlling financial interest in the Sydell Group, both completed during the six months ended June 30, 2024. Net cash used in investing activities for both periods included: (i) capital expenditures for property and equipment related to corporate property and the renovation of certain hotels in our ownership segment, and (ii) capitalized software costs that were related to various systems initiatives for the benefit of both our hotel owners and our overall corporate operations.

Financing Activities

The increase in net cash used in financing activities included (i) $500 million of cash outflows for the repayment of the May 2025 Senior Notes during the six months ended June 30, 2025, (ii) a cash inflow of $1.0 billion from the March 2024 Senior Notes issuance during the six months ended June 30, 2024, and (iii) a $242 million increase in cash outflows for share repurchases. The increase in cash outflows was partially offset by net borrowings of $290 million under the Revolving Credit Facility.

Debt and Borrowing Capacity

As of June 30, 2025, our total indebtedness, excluding the deduction for unamortized deferred financing costs and discount, was approximately $11.0 billion. This included $290 million outstanding under the Revolving Credit Facility, which had an available borrowing capacity of $1,618 million after considering $92 million of outstanding letters of credit. In July 2025, we borrowed an additional $225 million and subsequently used a portion of the net proceeds from the July Senior Notes issuance to repay all $515 million of outstanding indebtedness under our Revolving Credit Facility. For additional information on our total indebtedness and guarantees on our debt, refer to Note 5: "Debt" in our unaudited condensed consolidated financial statements.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or issue additional equity securities. However, we do not have any material indebtedness outstanding that matures prior to April 2027, and we believe that we have sufficient sources of liquidity and access to debt financing to address all indebtedness at or prior to the respective maturity dates. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hospitality industry that may be beyond our control.

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and, during the six months ended June 30, 2025, there were no material changes to those critical accounting estimates that were previously disclosed.

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

Item 1A. Risk Factors

As of June 30, 2025, there have been no material changes from the risk factors previously disclosed under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended June 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
April 1, 2025 to April 30, 2025	1,212,907	$213.14	1,212,907	$3,277
May 1, 2025 to May 31, 2025	924,191	245.08	924,191	3,050
June 1, 2025 to June 30, 2025	1,073,380	252.09	1,073,380	2,780
Total	3,210,478	235.36	3,210,478
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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.     Exhibits

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 16, 2025).
3.2	Amended and Restated By-Laws of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on May 16, 2025).
4.1
Indenture with respect to the 5.750% Senior Notes due 2033, dated as of July 7, 2025, among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 7, 2025).

4.2	Form of 5.750% Senior Note due 2033 (included in Exhibit 4.1).
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

HILTON WORLDWIDE HOLDINGS INC.

By:	/s/ Christopher J. Nassetta
Name:	Christopher J. Nassetta
Title:	President and Chief Executive Officer

By:	/s/ Kevin J. Jacobs
Name:	Kevin J. Jacobs
Title:	Executive Vice President and Chief Financial Officer

Date: July 23, 2025