Form 10-Q
period 2025-09-30
Hilton Worldwide Holdings Inc.
filed 2025-10-22
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of October 17, 2025 was 232,435,166.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,057	$1,301
Restricted cash and cash equivalents	69	75
Accounts receivable, net of allowance for credit losses of $160 and $145	1,652	1,583
Prepaid expenses	225	193
Other	116	120
Total current assets (variable interest entities – $82 and $71)	3,119	3,272
Intangibles and Other Assets:
Goodwill	5,079	5,035
Brands	5,022	4,990
Management and franchise contracts, net	1,366	1,235
Other intangible assets, net	224	194
Operating lease right-of-use assets	558	567
Property and equipment, net	447	411
Deferred income tax assets	318	318
Other	508	500
Total intangibles and other assets (variable interest entities – $106 and $100)	13,522	13,250
TOTAL ASSETS	$16,641	$16,522
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$2,597	$2,124
Current maturities of long-term debt	35	535
Current portion of deferred revenues	637	664
Current portion of liability for guest loyalty program	1,429	1,377
Total current liabilities (variable interest entities – $58 and $51)	4,698	4,700
Long-term debt	11,603	10,616
Operating lease liabilities	713	735
Deferred revenues	1,418	1,300
Deferred income tax liabilities	335	322
Liability for guest loyalty program	1,763	1,597
Other	1,002	941
Total liabilities (variable interest entities – $108 and $110)	21,532	20,211
Commitments and contingencies – see Note 12
Redeemable Noncontrolling Interests	14	17
Equity (Deficit):
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 233,053,504 outstanding as of September 30, 2025 and 241,806,421 outstanding as of December 31, 2024	3	3
Treasury stock, at cost; 103,762,388 shares as of September 30, 2025 and 94,087,917 shares as of December 31, 2024	(13,672)	(11,256)
Additional paid-in capital	11,220	11,130
Accumulated deficit	(1,770)	(2,822)
Accumulated other comprehensive loss	(713)	(782)
Total Hilton stockholders' deficit	(4,932)	(3,727)
Noncontrolling interests	27	21
Total deficit	(4,905)	(3,706)
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (DEFICIT)	$16,641	$16,522

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Franchise and licensing fees	$739	$698	$2,109	$1,958
Base and other management fees	93	88	278	287
Incentive management fees	65	66	212	204
Ownership	322	330	888	922
Other revenues	64	58	187	179
	1,283	1,240	3,674	3,550
Cost reimbursement revenues	1,837	1,627	5,278	4,841
Total revenues	3,120	2,867	8,952	8,391

Expenses
Ownership	277	288	802	833
Depreciation and amortization	46	37	130	107
General and administrative	95	101	298	318
Other expenses	23	26	75	93
	441	452	1,305	1,351
Reimbursed expenses	1,902	1,790	5,556	5,164
Total expenses	2,343	2,242	6,861	6,515

Gain (loss) on sales of assets, net	—	(2)	—	5

Operating income	777	623	2,091	1,881

Interest expense	(159)	(140)	(455)	(412)
Loss on foreign currency transactions	(9)	(3)	(8)	(5)
Other non-operating income (loss), net	(5)	11	15	(17)

Income before income taxes	604	491	1,643	1,447

Income tax expense	(183)	(147)	(480)	(413)

Net income	421	344	1,163	1,034
Net income attributable to redeemable and nonredeemable noncontrolling interests	(1)	—	(3)	(4)
Net income attributable to Hilton stockholders	$420	$344	$1,160	$1,030

Earnings per share:
Basic	$1.79	$1.40	$4.89	$4.13
Diluted	$1.78	$1.38	$4.84	$4.09

Cash dividends declared per share	$0.15	$0.15	$0.45	$0.45

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$421	$344	$1,163	$1,034
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $(1), $—(1), $4 and $3	(7)	54	101	15
Pension liability adjustment, net of tax of $—(1), $(1), $(2) and $(2)	3	2	7	6
Cash flow hedge adjustment, net of tax of $2, $11, $13 and $10	(5)	(32)	(39)	(30)
Total other comprehensive income (loss)	(9)	24	69	(9)

Comprehensive income	412	368	1,232	1,025
Comprehensive income attributable to redeemable and nonredeemable noncontrolling interests	—	(2)	(3)	(5)
Comprehensive income attributable to Hilton stockholders	$412	$366	$1,229	$1,020
____________
(1)Amount was less than $1 million.
See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Operating Activities:
Net income	$1,163	$1,034
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of contract acquisition costs	42	37
Depreciation and amortization expenses	130	107
Gain on sales of assets, net	—	(5)
Loss on foreign currency transactions	8	5
Share-based compensation expense	135	140
Deferred income taxes	30	(31)
Contract acquisition costs, net of refunds	(103)	(87)
Change in deferred revenues	91	150
Change in liability for guest loyalty program	218	221
Working capital changes and other	212	(140)
Net cash provided by operating activities	1,926	1,431
Investing Activities:
Capital expenditures for property and equipment	(71)	(48)
Cash paid for acquisitions, net of cash acquired	(2)	(236)
Issuance of financing receivables	—	(15)
Settlements of undesignated derivative financial instruments	7	—
Proceeds from asset dispositions	—	8
Capitalized software costs	(62)	(71)
Investments in unconsolidated affiliates	(2)	(5)
Net cash used in investing activities	(130)	(367)
Financing Activities:
Borrowings	1,875	2,283
Repayment of debt	(1,407)	(315)
Debt issuance costs	(15)	(30)
Dividends paid	(108)	(113)
Repurchases of common stock	(2,403)	(2,127)
Share-based compensation tax withholdings	(72)	(72)
Proceeds from share-based compensation	47	57
Settlements of interest rate swap with financing component	31	43
Net cash used in financing activities	(2,052)	(274)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	6	(10)
Net increase (decrease) in cash, restricted cash and cash equivalents	(250)	780
Cash, restricted cash and cash equivalents, beginning of period	1,376	875
Cash, restricted cash and cash equivalents, end of period	$1,126	$1,655

See notes to condensed consolidated financial statements. For supplemental disclosures, see Note 13: "Supplemental Disclosures of Cash Flow Information."

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest global hospitality companies and is engaged in managing, franchising, owning and leasing hotels and resorts and licensing its intellectual property ("IP"), including brand names, trademarks and service marks.

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain disclosures normally included in annual financial statements presented in accordance with GAAP; however, we believe the disclosures made are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Note 2: Acquisitions

Graduate by Hilton

In May 2024, we completed the acquisition of the Graduate brand for a total purchase price of $210 million, $200 million of which we paid in cash upon closing. The remaining amount unpaid was recorded in accounts payable, accrued expenses and other in our condensed consolidated balance sheet as of September 30, 2025. We accounted for the transaction as an asset acquisition and recorded an indefinite-lived brand intangible asset of $122 million and franchise contract intangible assets of $91 million.

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

Note 3: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as components of current and long-term deferred revenues, during the nine months ended September 30, 2025:

(in millions)
Balance as of December 31, 2024	$1,829
Cash received in advance and not recognized as revenue	669
Revenue recognized(1)	(407)
Other(2)	(116)
Balance as of September 30, 2025	$1,975
____________
(1)Primarily related to Hilton Honors, our guest loyalty program, including co-branded credit card arrangements.
(2)Represents the changes in estimated transaction prices for our performance obligations related to the issuance of Hilton Honors points, which had no effect on revenues.

Performance Obligations

As of September 30, 2025, deferred revenues for unsatisfied performance obligations consisted of: (i) $1,146 million related to Hilton Honors that will be recognized as revenue over approximately the next two years; (ii) $813 million related to advance consideration received from hotel owners for application, initiation and other fees and system implementation fees; and (iii) $16 million related to other obligations. These performance obligations are recognized as revenue as discussed in Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Note 4: Consolidated Variable Interest Entities

As of September 30, 2025 and December 31, 2024, we consolidated two variable interest entities ("VIEs") that each lease one hotel property, both of which are located in Japan, and for which the assets are only available to settle the obligations of the respective entities and the liabilities of the respective entities are non-recourse to us. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb losses and the right to receive benefits that could be significant to each of the VIEs individually.

Our condensed consolidated balance sheets include the assets and liabilities of these entities, including the effect of foreign currency translation, which primarily comprised the following:

	September 30,	December 31,
	2025	2024
	(in millions)
Cash and cash equivalents	$62	$53
Accounts receivable, net	13	16
Property and equipment, net	45	40
Deferred income tax assets	20	21
Other non-current assets	41	39
Accounts payable, accrued expenses and other	42	36
Long-term debt(1)	58	65
____________
(1)Represents finance lease liabilities; includes current maturities of $15 million and $13 million as of September 30, 2025 and December 31, 2024, respectively.

Note 5: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of September 30, 2025, were as follows:

	September 30,	December 31,
	2025	2024
	(in millions)
Senior secured term loan facility with a rate of 5.91%, due 2030	$3,119	$3,119
Senior notes with a rate of 5.375%, due 2025(1)	—	500
Senior notes with a rate of 4.875%, due 2027(1)	600	600
Senior notes with a rate of 5.750%, due 2028(1)	500	500
Senior notes with a rate of 5.875%, due 2029(1)	550	550
Senior notes with a rate of 3.750%, due 2029(1)	800	800
Senior notes with a rate of 4.875%, due 2030(1)	1,000	1,000
Senior notes with a rate of 4.000%, due 2031(1)	1,100	1,100
Senior notes with a rate of 3.625%, due 2032(1)	1,500	1,500
Senior notes with a rate of 6.125%, due 2032(1)	450	450
Senior notes with a rate of 5.875%, due 2033(1)	1,000	1,000
Senior notes with a rate of 5.750%, due 2033(1)	1,000	—
Finance lease liabilities with a weighted average rate of 6.08%, due 2025 to 2030(2)	107	117
	11,726	11,236
Less: unamortized deferred financing costs and discount	(88)	(85)
Less: current maturities of long-term debt(3)	(35)	(535)
	$11,603	$10,616
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
(3)Amount as of September 30, 2025 represents current maturities of finance lease liabilities. Amount as of December 31, 2024 represents current maturities of finance lease liabilities and the 5.375% Senior Notes due 2025 (the "May 2025 Senior Notes").

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

During the nine months ended September 30, 2025, we borrowed and subsequently repaid an aggregate $875 million under the Revolving Credit Facility. No borrowings were outstanding under the Revolving Credit Facility as of September 30, 2025, which had an available borrowing capacity of $1,898 million after considering $102 million of letters of credit outstanding.

In May 2025, we used the proceeds from borrowings under the Revolving Credit Facility, together with available cash, to repay, at maturity, all $500 million in aggregate principal amount of the May 2025 Senior Notes, plus accrued and unpaid interest.

In July 2025, we issued $1.0 billion aggregate principal amount of 5.750% Senior Notes due 2033 (the "5.750% 2033 Senior Notes" or "July 2025 Senior Notes issuance"). As part of the July 2025 Senior Notes issuance, we incurred $15 million of debt issuance costs, which were recognized as a reduction to the outstanding debt balance in our condensed consolidated balance sheet and will be amortized to interest expense through the maturity date of the 5.750% 2033 Senior Notes. Interest on the 5.750% 2033 Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2025. We used a portion of the net proceeds from the July 2025 Senior Notes issuance to repay the remaining $515 million of outstanding indebtedness under our Revolving Credit Facility at that time.

Note 6: Fair Value Measurements

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	September 30, 2025
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap	$16	$—	$16	$—
Liabilities:
Long-term debt(2)	11,619	8,342	—	3,123

	December 31, 2024
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap	$45	$—	$45	$—
Liabilities:
Long-term debt(2)	11,119	7,560	—	3,140
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

Note 7: Income Taxes

During the quarter, H.R. 1, or the One Big Beautiful Bill Act (the “Tax Act”), was enacted. Hilton does not anticipate a material impact to income tax expense for the year ended December 31, 2025 as a result of the Tax Act.

At the end of each quarter, we estimate the effective income tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of income (loss) before income taxes, which is subject to federal, state, local and foreign income taxes.

Note 8: Share-Based Compensation

Our share-based compensation primarily consists of awards that we grant to eligible employees under the Hilton 2017 Omnibus Incentive Plan (the "2017 Plan") and includes time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options") and performance-vesting RSUs ("performance shares"). We recognized share-based compensation expense of $44 million for both the three months ended September 30, 2025 and 2024, and $135 million and $140 million during the nine months ended September 30, 2025 and 2024, respectively, which included amounts reimbursed by hotel owners.

RSUs

During the nine months ended September 30, 2025, we granted 396,000 RSUs with a weighted average grant date fair value per share of $258.93, which generally vest in equal annual installments over two or three years from the date of grant.

Options

During the nine months ended September 30, 2025, we granted 220,000 options with a weighted average exercise price per share of $257.51, which vest in equal annual installments over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The weighted average grant date fair value per share of the options granted during the nine months ended September 30, 2025 was $92.58, which was determined using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Expected volatility(1)	28.75%
Dividend yield(2)	0.24%
Risk-free rate(3)	4.18%
Expected term (in years)(4)	6.0
____________
(1)Estimated using a blended approach of historical and implied volatility. Historical volatility is based on the historical movement of Hilton's stock price for a period that corresponds to the expected term of the options at the date of each grant.
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

Performance Shares

During the nine months ended September 30, 2025, we granted 158,000 performance shares with a weighted average grant date fair value per share of $257.48, which vest three years from the date of grant based on the achievement of various performance measures.

As of September 30, 2025, we determined that all of the performance measures for all outstanding performance shares granted in 2023, 2024 and 2025 were probable of achievement, with the average of the applicable achievement factors estimated to be between the target and maximum achievement percentages for the performance shares granted in 2023, nearly at the target achievement percentage for performance shares granted in 2024 and at the target achievement percentage for the performance shares granted in 2025.

Note 9: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$420	$344	$1,160	$1,030
Denominator:
Weighted average shares outstanding	234	246	237	249
Basic EPS	$1.79	$1.40	$4.89	$4.13

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$420	$344	$1,160	$1,030
Denominator:
Weighted average shares outstanding(1)	237	249	240	252
Diluted EPS	$1.78	$1.38	$4.84	$4.09
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

Note 10: Noncontrolling Interests, Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss

The following tables present the changes in the redeemable and nonredeemable noncontrolling interests and the components of stockholders' equity (deficit) attributable to Hilton stockholders:

	Three Months Ended September 30, 2025
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
	(in millions)	(in millions)
Balance as of June 30, 2025	$15	235.8	$3	$(12,907)	$11,174	$(2,155)	$(705)	$26	$(4,564)
Net income (loss)	(1)	—	—	—	—	420	—	2	422
Other comprehensive loss	—	—	—	—	—	—	(8)	(1)	(9)
Dividends	—	—	—	—	—	(35)	—	—	(35)
Repurchases of common stock	—	(2.8)	—	(765)	—	—	—	—	(765)
Share-based compensation	—	0.1	—	—	46	—	—	—	46
Balance as of September 30, 2025	$14	233.1	$3	$(13,672)	$11,220	$(1,770)	$(713)	$27	$(4,905)

	Three Months Ended September 30, 2024
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
	(in millions)	(in millions)
Balance as of June 30, 2024	$21	247.8	$3	$(9,781)	$11,022	$(3,597)	$(763)	$17	$(3,099)
Net income (loss)	(1)	—	—	—	—	344	—	1	345
Other comprehensive income	—	—	—	—	—	—	22	2	24
Dividends	—	—	—	—	—	(37)	—	—	(37)
Repurchases of common stock	—	(3.3)	—	(733)	—	—	—	—	(733)
Share-based compensation	—	0.1	—	—	50	—	—	—	50
Balance as of September 30, 2024	$20	244.6	$3	$(10,514)	$11,072	$(3,290)	$(741)	$20	$(3,450)

	Nine Months Ended September 30, 2025
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
	(in millions)	(in millions)
Balance as of December 31, 2024	$17	241.8	$3	$(11,256)	$11,130	$(2,822)	$(782)	$21	$(3,706)
Net income (loss)	(3)	—	—	—	—	1,160	—	6	1,166
Other comprehensive income	—	—	—	—	—	—	69	—	69
Dividends	—	—	—	—	—	(108)	—	—	(108)
Repurchases of common stock	—	(9.7)	—	(2,425)	—	—	—	—	(2,425)
Share-based compensation	—	1.0	—	9	90	—	—	—	99
Balance as of September 30, 2025	$14	233.1	$3	$(13,672)	$11,220	$(1,770)	$(713)	$27	$(4,905)

		Nine Months Ended September 30, 2024
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
	(in millions)	(in millions)
Balance as of December 31, 2023	$—	253.5	$3	$(8,393)	$10,968	$(4,207)	$(731)	$13	$(2,347)
Acquisition date fair value of redeemable noncontrolling interests	22	—	—	—	—	—	—	—	—
Net income (loss)	(2)	—	—	—	—	1,030	—	6	1,036
Other comprehensive income (loss)	—	—	—	—	—	—	(10)	1	(9)
Dividends	—	—	—	—	—	(113)	—	—	(113)
Repurchases of common stock	—	(10.2)	—	(2,131)	—	—	—	—	(2,131)
Share-based compensation	—	1.3	—	10	104	—	—	—	114
Balance as of September 30, 2024	$20	244.6	$3	$(10,514)	$11,072	$(3,290)	$(741)	$20	$(3,450)

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2024	$(591)	$(240)	$49	$(782)
Other comprehensive income (loss) before reclassifications	100	—	(12)	88
Amounts reclassified from accumulated other comprehensive loss	1	7	(27)	(19)
Net other comprehensive income (loss)	101	7	(39)	69
Balance as of September 30, 2025	$(490)	$(233)	$10	$(713)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2023	$(539)	$(262)	$70	$(731)
Other comprehensive income (loss) before reclassifications	13	(1)	8	20
Amounts reclassified from accumulated other comprehensive loss	1	7	(38)	(30)
Net other comprehensive income (loss)	14	6	(30)	(10)
Balance as of September 30, 2024	$(525)	$(256)	$40	$(741)
____________
(1)Includes net investment hedge gains and intra-entity foreign currency transactions that are of a long-term investment nature. Amounts reclassified during the nine months ended September 30, 2025 and 2024 relate to the liquidation of investments in certain foreign entities and were recognized in loss on foreign currency transactions in our condensed consolidated statements of operations.
(2)Amounts reclassified relate to the amortization of prior service cost and amortization of net loss and were recognized in other non-operating income (loss), net in our condensed consolidated statements of operations.
(3)Amounts reclassified were primarily the result of our interest rate swap that hedges our exposure to changes in the secured overnight financing rate ("SOFR") with the related amounts recognized in interest expense in our condensed consolidated statements of operations. Amounts reclassified also related to foreign currency forward contracts that hedge our foreign currency denominated fees, with related amounts recognized in various revenue line items, as applicable, in our condensed consolidated statements of operations.

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

Our President and Chief Executive Officer is our chief operating decision maker ("CODM"). Our CODM uses Adjusted EBITDA to evaluate the performance of our operating segments. Adjusted EBITDA is calculated as net income (loss), excluding interest expense, a provision for income tax benefit (expense) and depreciation and amortization expenses, as well as gains, losses, revenues and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings and retirements; (iv) furniture, fixtures and equipment ("FF&E") replacement reserves required under certain lease agreements; (v) share-based compensation; (vi) reorganization, severance, relocation and other expenses; (vii) non-cash impairment; (viii) amortization of contract acquisition costs; (ix) cost reimbursement revenues and reimbursed expenses; and (x) other items. Our CODM uses Adjusted EBITDA to evaluate the trends of our segments over time and monitor the segments in light of the performance of our industry and competitors to determine how to allocate capital resources, including contract acquisition costs and capital expenditures. Our CODM does not use assets by operating segment when assessing performance or making operating segment resource allocations. We previously were required to report segment profitability based on segment operating income (loss) as such measure was also regularly provided to our CODM. Beginning in the fourth quarter of 2024, segment operating income (loss) was no longer included in regular reporting provided to the CODM, and, as a result, our reported measure of segment profit (loss) changed to Adjusted EBITDA. The change in our reported measure of segment profit (loss) did not change the identification of our reportable segments from prior periods. Prior period amounts presented are measured on the same basis as amounts for the three and nine months ended September 30, 2025.

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions)
Franchise and licensing fees	$746	$704	$2,128	$1,974
Base and other management fees(1)	108	103	324	330
Incentive management fees(1)	74	66	221	204
Management and franchise	928	873	2,673	2,508
Ownership	322	330	888	922
Segment revenues	1,250	1,203	3,561	3,430
Amortization of contract acquisition costs	(15)	(12)	(42)	(37)
Other revenues	64	58	187	179
Cost reimbursement revenues	1,837	1,627	5,278	4,841
Intersegment fees elimination(1)	(16)	(9)	(32)	(22)
Total revenues	$3,120	$2,867	$8,952	$8,391
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.

The following table presents Adjusted EBITDA for our reportable segments, reconciled to consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions)
Management and franchise(1)(2)	$928	$873	$2,673	$2,508
Ownership(1)(2)	51	51	116	120
Segment Adjusted EBITDA	979	924	2,789	2,628
Corporate and other(3)	(3)	(20)	(10)	(57)
Interest expense	(159)	(140)	(455)	(412)
Depreciation and amortization expenses	(46)	(37)	(130)	(107)
Gain (loss) on sales of assets, net	—	(2)	—	5
Loss on foreign currency transactions	(9)	(3)	(8)	(5)
Loss on debt guarantees(4)	—	—	—	(50)
FF&E replacement reserves	(18)	(14)	(50)	(38)
Share-based compensation expense	(44)	(44)	(135)	(140)
Amortization of contract acquisition costs	(15)	(12)	(42)	(37)
Cost reimbursement revenues(5)	1,837	1,627	5,278	4,841
Reimbursed expenses(5)	(1,902)	(1,790)	(5,556)	(5,164)
Other adjustments(6)	(16)	2	(38)	(17)
Income before income taxes	$604	$491	$1,643	$1,447
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.
(2)No expenses are allocated to the management and franchise segment. For the ownership segment, rent expense is the significant expense regularly provided to the CODM; rent expense was $55 million and $61 million for the three months ended September 30, 2025 and 2024, respectively, and $157 million and $166 million for the nine months ended September 30, 2025 and 2024, respectively. Total other ownership expenses were $220 million and $222 million for the three months ended September 30, 2025 and 2024, respectively, and $623 million and $644 million for the nine months ended September 30, 2025 and 2024, respectively, comprising (i) room expenses; (ii) food and beverage costs; (iii) property expenses; and (iv) other support costs. Ownership segment Adjusted EBITDA also includes income (loss) from hotels owned or leased by entities in which we own a noncontrolling financial interest.
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
(6)Amount for the nine months ended September 30, 2025 includes expected future credit losses on financing receivables. Amounts for the nine months ended September 30, 2025 and 2024 include restructuring costs related to certain leased hotels. Amount for the nine months ended September 30, 2024 also includes transaction costs resulting from the amendment of our Term Loans and transaction costs incurred for acquisitions. Amounts for all periods include net losses (gains) related to certain of our investments in unconsolidated affiliates, severance and other items.

Note 12: Commitments and Contingencies

Although our management contracts may include performance clauses, most of these clauses do not require us to fund shortfalls but instead allow the owner to terminate the contract if specified operating performance levels are not achieved. In limited cases, we have provided performance guarantees that obligate us to fund these shortfalls. As of September 30, 2025, we had performance guarantees with expirations ranging from 2025 to 2043 and possible cash outlays totaling $22 million.

We also have extended debt guarantees and provided loan commitments to owners of certain hotels that we currently or in the future will manage or franchise. During the nine months ended September 30, 2024, we recognized losses of $50 million in other non-operating loss, net in our condensed consolidated statement of operations and paid $77 million for debt guarantees extended to certain hotels we manage. Our debt guarantees and loan commitments as of September 30, 2025 had expirations ranging from 2027 to 2035 and remaining possible cash outlays totaling $79 million.

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

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2025 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 13: Supplemental Disclosures of Cash Flow Information

Cash interest paid included within operating activities in our condensed consolidated statements of cash flows was $462 million and $388 million during the nine months ended September 30, 2025 and 2024, respectively. These amounts exclude $31 million and $43 million for the nine months ended September 30, 2025 and 2024, respectively, of cash receipts related to settlements of our interest rate swap with a financing component, which are separately disclosed within financing activities in our condensed consolidated statements of cash flows.

Income tax payments, net of refunds received, were $165 million and $399 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease during the period was due to the timing of income tax payments.

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

Overview

Our Business

Hilton is one of the largest global hospitality companies, with 8,995 properties comprising 1,328,821 rooms in 141 countries and territories as of September 30, 2025. Our premier brand portfolio includes luxury, lifestyle, full service, focused service and all-suites hotel brands, as well as timeshare brands. As of September 30, 2025, we had 235 million members in our award-winning guest loyalty program, Hilton Honors, an increase of 16 percent from September 30, 2024.

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

We conduct business in three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S., which represented 64 percent of our system-wide hotel rooms as of September 30, 2025, is included in the Americas region, it is often analyzed separately and apart from the Americas region and, as such, it is presented separately within our hotel operating statistics in "—Results of Operations." The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle

East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within our hotel operating statistics in "—Results of Operations." The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

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

In addition to our current hotel portfolio, we are focused on the growth of our business by expanding our global hotel network through our development pipeline, which represents hotels that we expect to add to our system in the future. The following table summarizes our development activity:

	As of or for the
	Nine Months Ended
	September 30, 2025
	Hotels	Rooms(1)
Hotel system
Openings	606	71,000
Net additions(2)	545	59,800

Development pipeline
Additions	790	101,800
Count as of period end(3)	3,648	515,400
____________
(1)Rounded to the nearest hundred.
(2)Represents room additions, net of rooms removed from our system. Net unit growth from September 30, 2024 to September 30, 2025 was 6.5 percent.
(3)The hotels in our development pipeline were under development throughout 128 countries and territories, including 26 countries and territories where we had no existing hotels, with nearly half of the rooms under construction and more than half of the rooms located outside of the U.S. Rooms under construction include rooms for hotels under construction or operating hotels that are in the process of conversion to our system. Nearly all of the rooms in our development pipeline will be in our management and franchise segment upon opening. We do not consider any individual development project to be material to us.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that were active and operating in our system for at least one full calendar year and were open January 1st of the previous year. We exclude hotels that have undergone a change in brand or ownership type or a large-scale capital project during the current or comparable periods or otherwise do not have available comparable results, such as those that have sustained substantial property damage or encountered business interruption. We exclude strategic partner hotels from our comparable hotels. Of the 8,887 hotels in our system as of September 30, 2025, 489 hotels were strategic partner hotels and 6,339 hotels were classified as comparable hotels. Our 2,059 non-comparable hotels as of September 30, 2025 included (i) 1,124 hotels that were added to our system after January 1, 2024 or that have undergone a change in brand or ownership type during the current or comparable periods reported and (ii) 935 hotels that were removed from the comparable group for the current or comparable periods reported because they underwent or are undergoing large-scale capital projects, sustained substantial property damage, encountered business interruption or comparable results were otherwise not available for them.

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

References to occupancy, ADR and RevPAR are presented on a comparable basis, based on the comparable hotels as of September 30, 2025, and references to ADR and RevPAR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three and nine months ended September 30, 2025 and 2024 use foreign currency exchange rates for the three and nine months ended September 30, 2025, respectively.

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

Results of Operations

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Change		Nine Months Ended	Change
	September 30, 2025	2025 vs. 2024		September 30, 2025	2025 vs. 2024
System-wide
Occupancy	74.5%	(0.5)%	pts.	72.0%	(0.1)%	pts.
ADR	$160.25	(0.5)%		$159.90	0.4%
RevPAR	$119.33	(1.1)%		$115.16	0.3%

U.S.
Occupancy	74.5%	(1.0)%	pts.	72.8%	(0.5)%	pts.
ADR	$169.51	(0.9)%		$169.76	0.1%
RevPAR	$126.23	(2.3)%		$123.65	(0.6)%

Americas (excluding U.S.)
Occupancy	71.9%	0.5%	pts.	68.7%	0.2%	pts.
ADR	$155.87	3.6%		$153.30	5.1%
RevPAR	$112.03	4.3%		$105.33	5.4%

Europe
Occupancy	79.8%	(0.1)%	pts.	73.9%	0.6%	pts.
ADR	$182.67	1.2%		$167.69	1.3%
RevPAR	$145.86	1.0%		$123.97	2.1%

MEA
Occupancy	71.4%	4.5%	pts.	70.8%	4.7%	pts.
ADR	$153.65	3.0%		$182.98	2.3%
RevPAR	$109.77	9.9%		$129.61	9.6%

Asia Pacific
Occupancy	72.8%	0.5%	pts.	68.5%	0.4%	pts.
ADR	$103.44	(0.9)%		$103.02	(0.3)%
RevPAR	$75.32	(0.1)%		$70.56	0.3%

System-wide RevPAR decreased during the three months ended September 30, 2025, primarily due to declines in the U.S., and increased marginally during the nine months ended September 30, 2025, supported by an improvement in system-wide ADR, which included the impact of inflation. In the U.S., for both the three and nine months ended September 30, 2025, RevPAR continued to be impacted by macroeconomic uncertainty, which, combined with unfavorable holiday shifts and prior year special events that did not repeat, led to a decline in leisure, group and business travel. The increases in RevPAR in the Americas region, excluding the U.S., were attributable to increases in inbound leisure and group travel. Europe and MEA were positively impacted by increases in both leisure and business travel. The decrease in Asia Pacific during the three months ended September 30, 2025 was primarily driven by declines in group and business travel in China, partially offset by countries and territories outside of China. RevPAR in Asia Pacific increased during the nine months ended September 30, 2025 due to moderate growth in countries and territories outside of China, offset by a decrease in RevPAR in China, due to a decline in group and business travel.

The table below provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions)
Net income	$421	$344	$1,163	$1,034
Interest expense	159	140	455	412
Income tax expense	183	147	480	413
Depreciation and amortization expenses	46	37	130	107
Loss (gain) on sales of assets, net	—	2	—	(5)
Loss on foreign currency transactions	9	3	8	5
Loss on debt guarantees(1)	—	—	—	50
FF&E replacement reserves	18	14	50	38
Share-based compensation expense	44	44	135	140
Amortization of contract acquisition costs	15	12	42	37
Cost reimbursement revenues(2)	(1,837)	(1,627)	(5,278)	(4,841)
Reimbursed expenses(2)	1,902	1,790	5,556	5,164
Other adjustments(3)	16	(2)	38	17
Adjusted EBITDA	$976	$904	$2,779	$2,571
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
(3)Amount for the nine months ended September 30, 2025 includes expected future credit losses on financing receivables. Amounts for the nine months ended September 30, 2025 and 2024 include restructuring costs related to certain leased hotels. Amount for the nine months ended September 30, 2024 also includes transaction costs resulting from the amendment of our Term Loans and transaction costs incurred for acquisitions. Amounts for all periods include net losses (gains) related to certain of our investments in unconsolidated affiliates, severance and other items.

Revenues

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(in millions)			(in millions)
Franchise and licensing fees	$739	$698	5.9	$2,109	$1,958	7.7

Base and other management fees	$93	$88	5.7	$278	$287	(3.1)
Incentive management fees	65	66	(1.5)	212	204	3.9
Total management fees	$158	$154	2.6	$490	$491	(0.2)

The increases in franchise fees included net increases of $15 million and $47 million during the three and nine months ended September 30, 2025, respectively, as a result of net hotel additions between the periods. The increase in franchise fees for the nine months ended September 30, 2025 also included an increase of $7 million in termination fees.

The currency neutral increase in franchise fees at our comparable franchised hotels of $10 million for the nine months ended September 30, 2025 was largely attributable to increases of in-place rates charged to hotels, partially offset by a decrease in fees due to a decrease in RevPAR. During the nine months ended September 30, 2025, RevPAR at our comparable franchised hotels decreased 0.6 percent, due to decreases in occupancy of 0.4 percentage points and ADR of 0.1 percent.

Licensing fees increased $25 million and $83 million during the three and nine months ended September 30, 2025, respectively, as a result of increases in fees from our strategic partnerships, primarily resulting from activity under our co-branded credit card arrangements and HGV. Increased fees from HGV were the result of increased timeshare revenues earned by HGV, inclusive of the impact of adding new timeshare properties to our system between the periods. The nine months ended September 30, 2025 also included an increase in branded residential fees.

The increase in management fees for the three months ended September 30, 2025 was primarily attributable to an increase in termination fees. For the nine months ended September 30, 2025, management fees from comparable properties increased $14 million, on a currency neutral basis, as a result of an increase in RevPAR at our comparable managed hotels of 3.1 percent due to increases in occupancy of 0.8 percentage points and ADR of 1.8 percent. The increase in management fees from comparable properties for the nine months ended September 30, 2025 was partially offset by a decrease of $12 million in termination fees received from hotels that exited our system.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(in millions)			(in millions)
Ownership revenues	$322	$330	(2.4)	$888	$922	(3.7)

The $8 million decrease in ownership revenues for the three months ended September 30, 2025 included a currency neutral decrease of $22 million, partially offset by a $14 million increase resulting from favorable fluctuations in foreign currency exchange rates. The $34 million decrease in ownership revenues for the nine months ended September 30, 2025 included a currency neutral decrease of $61 million, partially offset by a $27 million increase resulting from favorable fluctuations in foreign currency exchange rates.

Revenues from our comparable hotels in our ownership segment increased $6 million, on a currency neutral basis, during the nine months ended September 30, 2025 as a result of an increase in RevPAR of 3.1 percent due to increases in occupancy of 1.0 percentage points and ADR of 1.7 percent. Revenues from our non-comparable hotels within our ownership segment decreased $23 million and $67 million for the three and nine months ended September 30, 2025, respectively, on a currency neutral basis, primarily due to hotels that exited our system or changed ownership types between the periods.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(in millions)			(in millions)
Other revenues	$64	$58	10.3	$187	$179	4.5

The increases in other revenues were related to increases in vendor rebates for activity related to our purchasing operations.

Operating Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(in millions)			(in millions)
Ownership expenses	$277	$288	(3.8)	$802	$833	(3.7)

During the three and nine months ended September 30, 2025, ownership expenses included currency neutral decreases of $23 million and $53 million, respectively, which were partially offset by increases of $12 million and $22 million, respectively, resulting from unfavorable fluctuations in foreign currency exchange rates.

The $19 million and $54 million decreases in ownership expenses, on a currency neutral basis, from our non-comparable hotels within our ownership segment during the three and nine months ended September 30, 2025, respectively, were primarily due to hotels that exited our system or changed ownership types between the periods.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(in millions)			(in millions)
Depreciation and amortization expenses	$46	$37	24.3	$130	$107	21.5
General and administrative expenses	95	101	(5.9)	298	318	(6.3)
Other expenses	23	26	(11.5)	75	93	(19.4)

The increases in depreciation and amortization expenses were primarily related to software placed in service between the periods.

The decreases in general and administrative expenses for the three and nine months ended September 30, 2025 were due to lower general corporate costs. The decrease for the nine months ended September 30, 2025 was also due to a decrease in costs related to payroll and other compensation costs.

The decrease in other expenses for the nine months ended September 30, 2025 was primarily due to decreased procurement volume from our purchasing operations with properties outside of our system.

Non-operating Income and Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(in millions)			(in millions)
Interest expense	$(159)	$(140)	13.6	$(455)	$(412)	10.4
Loss on foreign currency transactions	(9)	(3)	NM(1)	(8)	(5)	60.0
Other non-operating income (loss), net	(5)	11	NM(1)	15	(17)	NM(1)
Income tax expense	(183)	(147)	24.5	(480)	(413)	16.2
____________
(1)Fluctuation in terms of percentage change is not meaningful.

In both March 2024 and September 2024, we issued $1.0 billion Senior Notes (the "March 2024 Senior Notes issuance" and the "September 2024 Senior Notes issuance," respectively) for a total aggregate principal amount of $2.0 billion for the year.

During the three months ended September 30, 2025, the increase in interest expense was primarily attributable to an increase of $25 million due to the September 2024 Senior Notes issuance and the July 2025 Senior Notes issuance. The increase during the nine months ended September 30, 2025 was primarily attributable to an increase of $70 million due to the March 2024 Senior Notes issuance, the September 2024 Senior Notes issuance and the July 2025 Senior Notes issuance. The increases were partially offset by decreases in interest expense of $7 million and $12 million during the three and nine months ended September 30, 2025, respectively, due to the repayment of the May 2025 Senior Notes and decreases of $4 million and $16 million on the unhedged portion of our Term Loans during the three and nine months ended September 30, 2025, respectively, primarily as a result of decreases in one-month SOFR for the comparable periods.

The net losses on foreign currency transactions are the result of changes in foreign currency exchange rates, including on certain intercompany financing arrangements, such as short-term cross-currency intercompany loans, as well as transactions denominated in foreign currencies.
The net change in other non-operating income (loss), net for the three months ended September 30, 2025 was primarily driven by a loss on an investment in an unconsolidated affiliate, which was recognized during the three months ended September 30, 2025. The net change in other non-operating income (loss), net during the nine months ended September 30, 2025 was primarily driven by a decrease in losses on debt guarantees for certain hotels that Hilton manages, which were recognized during the nine months ended September 30, 2024, partially offset by a loss on an investment in an unconsolidated affiliate. See Note 12: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information on the losses on debt guarantees.

The increases in income tax expense during the three and nine months ended September 30, 2025 were primarily attributable to the increase in income before income taxes.

Segment Results

As of September 30, 2025, our management and franchise segment included 858 managed and 8,091 franchised and licensed properties, which included 108 timeshare and 489 strategic partner hotels, consisting of 1,313,534 total rooms, and our ownership segment included 46 hotels consisting of 15,287 total rooms. Refer to Note 11: "Business Segments" in our unaudited condensed consolidated financial statements for reconciliations of revenues for our reportable segments to consolidated total revenues and of segment Adjusted EBITDA to consolidated income before income taxes.

Franchise and licensing fees and total management fees, including fees charged to our ownership segment and excluding amortization of contract acquisition costs, reflects our management and franchise segment revenues and segment Adjusted EBITDA. Our ownership segment Adjusted EBITDA reflects revenues from consolidated hotels within our ownership segment, less (i) ownership expenses, excluding FF&E replacement reserves expenses, share-based compensation expenses and certain other items, less (ii) fees charged by our management and franchise segment to our ownership segment, plus (iii) income (loss) from hotels owned or leased by entities in which we own a noncontrolling financial interest. For the three and nine months ended September 30, 2025, refer to "—Revenues" for further discussion of the changes in our franchise and licensing fees and total management fees as well as for further discussion of the changes in revenues from our ownership segment. Refer to "—Operating Expenses" for further discussion of the changes in our ownership segment expenses.

Liquidity and Capital Resources

Overview

As of September 30, 2025, we had total cash and cash equivalents of $1,126 million, including $69 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents is related to cash collateral and cash held for FF&E reserves.

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

In May 2025, we repaid the May 2025 Senior Notes at maturity. During the nine months ended September 30, 2025, we borrowed and subsequently repaid an aggregate $875 million under the Revolving Credit Facility. In July 2025 we issued $1.0 billion of 5.750% 2033 Senior Notes and used a portion of the net proceeds to fully repay the net borrowings under the Revolving Credit Facility from earlier during the period. Refer to Note 5: "Debt" in our unaudited condensed consolidated financial statements for additional information. Except for the repayment of the May 2025 Senior Notes and the July 2025 Senior Notes issuance, there were no material changes to our contractual obligations from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

During the nine months ended September 30, 2025, we repurchased approximately 9.7 million shares of our common stock for $2.4 billion, excluding the excise tax on share repurchases. As of September 30, 2025, approximately $2.0 billion remained available for share repurchases under our stock repurchase program.

In circumstances where we have the opportunity to support our strategic objectives, we may provide guarantees or other commitments, as necessary, to owners of hotels that we currently or in the future will manage or franchise or other third parties.

See Note 12: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information on our commitments that were outstanding as of September 30, 2025.

We have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases. Within the framework of our investment policy, we intend to finance our business activities primarily with cash on our balance sheet as of September 30, 2025, cash generated from our operations and, as needed, the use of the available capacity of our Revolving Credit Facility. We have continued access to debt markets and have obtained, and expect to continue to be able to obtain, financing as a source of liquidity as required and to extend maturities of existing borrowings, if necessary. Additionally, we may from time to time pre-sell Hilton Honors points through strategic partnership arrangements as a source of liquidity.

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

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Nine Months Ended		Percent
	September 30,		Change
	2025	2024	2025 vs. 2024
	(in millions)
Net cash provided by operating activities	$1,926	$1,431	34.6
Net cash used in investing activities	(130)	(367)	(64.6)
Net cash used in financing activities	(2,052)	(274)	NM(1)
____________
(1)Fluctuation in terms of percentage change is not meaningful.

Operating Activities

Cash flows from operating activities were primarily generated from management, franchise and licensing fee revenue. The increase in net cash inflows during the period included an increase in cash inflows generated from franchise and licensing fees, discussed in "—Revenues." Additionally, there was a $234 million decrease in income tax payments due to timing as well as a decrease in cash outflows of $77 million for debt guarantee payments that were made during the nine months ended September 30, 2024.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 primarily included cash flows related to the acquisitions of (i) the Graduate brand and the associated franchise contracts and (ii) a controlling financial interest in the Sydell Group, both completed during the nine months ended September 30, 2024. Net cash used in investing activities for both periods included: (i) capital expenditures for property and equipment related to corporate property and the renovation of certain hotels in our ownership segment, and (ii) capitalized software costs that were related to various systems initiatives for the benefit of both our hotel owners and our overall corporate operations.

Financing Activities

The increase in net cash used in financing activities included (i) $500 million of cash outflows for the repayment of the May 2025 Senior Notes during the nine months ended September 30, 2025, (ii) a cash inflow of $2.0 billion from the March

2024 Senior Notes issuance and the September 2024 Senior Notes issuance during the nine months ended September 30, 2024, and (iii) a $276 million increase in cash outflows for share repurchases. The increase in net cash used was partially offset by a cash inflow of $1.0 billion from the July 2025 Senior Notes issuance.

Debt and Borrowing Capacity

As of September 30, 2025, our total indebtedness, excluding the deduction for unamortized deferred financing costs and discount, was approximately $11.7 billion. No debt amounts were outstanding under the Revolving Credit Facility as of September 30, 2025, which had an available borrowing capacity of $1,898 million after considering $102 million of letters of credit outstanding. For additional information on our total indebtedness and guarantees on our debt, refer to Note 5: "Debt" in our unaudited condensed consolidated financial statements.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or issue additional equity securities. However, we do not have any material indebtedness outstanding that matures prior to April 2027, and we believe that we have sufficient sources of liquidity and access to debt markets to address all indebtedness at or prior to the respective maturity dates. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hospitality industry that may be beyond our control.

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and, during the nine months ended September 30, 2025, there were no material changes to those critical accounting estimates that were previously disclosed.

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

Item 1A. Risk Factors

As of September 30, 2025, there have been no material changes from the risk factors previously disclosed under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended September 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
July 1, 2025 to July 31, 2025	871,241	$272.60	871,241	$2,542
August 1, 2025 to August 31, 2025	977,404	268.59	977,404	2,280
September 1, 2025 to September 30, 2025	951,944	269.99	951,944	2,023
Total	2,800,589	270.31	2,800,589
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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date: October 22, 2025