Form 10-K
period 2025-12-31
Hilton Worldwide Holdings Inc.
filed 2026-02-11
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $61,525 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange). The number of shares of common stock outstanding on February 6, 2026 was 229,291,615.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant's definitive proxy statement relating to its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-K TABLE OF CONTENTS
YEAR ENDED DECEMBER 31, 2025

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

•Macroeconomic conditions, geopolitical activity, public health concerns and other factors beyond our control can adversely affect and reduce demand for our products and services;

•Because we operate in a highly competitive industry, our revenues or profits could be harmed if we are unable to compete effectively;

•Our business is subject to risks related to doing business with third-party property owners that could adversely affect our reputation, operational results or prospects for growth;

•Failure to keep pace with developments in technology, including artificial intelligence ("AI"), could adversely affect our operations or competitive position;

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

Terms Used and Basis of Presentation in this Annual Report on Form 10-K

Except where the context requires otherwise, references in this Annual Report on Form 10-K to "Hilton," "the Company," "we," "us" and "our" refer to Hilton Worldwide Holdings Inc., together with all of its consolidated subsidiaries. Except where the context requires otherwise, references to our "properties" refer to any hotels, resorts and other lodging offerings and timeshare properties that are managed, franchised, owned or leased by us, as well as third-party hotels we do not manage or franchise but that use our booking channels and related programs ("strategic partner hotels"), while references to "hotels" exclude timeshare properties.

Refer to "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business and Financial Metrics Used by Management" for additional information on our financial and performance metrics.

Social Media

We use our website at stories.hilton.com, our Facebook page at facebook.com/hiltonnewsroom, our LinkedIn page at linkedin.com/company/hilton and our corporate X account at x.com/hiltonnewsroom as channels of distribution of company information. We also use our website at travelwithpurpose.hilton.com to communicate our Travel with Purpose strategy. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, our filings with the U.S. Securities and Exchange Commission (the "SEC") and our webcasts. The contents of our websites and social media channels are not, however, part of this report.

Item 1.        Business

Overview

Hilton is one of the largest global hospitality companies, with 9,158 properties comprising 1,351,351 rooms in 143 countries and territories as of December 31, 2025. Founded in 1919, Hilton has been an innovator in the industry for over 105 years, driven by the vision of founder Conrad Hilton "to fill the earth with the light and warmth of hospitality." Our premier brand portfolio includes luxury, lifestyle, full service, focused service and all-suites hotel brands, as well as timeshare brands. As of December 31, 2025, we had 243 million members in our award-winning guest loyalty program, Hilton Honors, an increase of 15 percent from December 31, 2024; refer to "—Our Brand Portfolio" and "—Our Guest Loyalty Program" below for additional information on our brands, including Hilton Honors.

We operate our business through: (i) a management and franchise segment and (ii) an ownership segment, each of which is reported as a segment based on (a) delivering a similar set of products and services and (b) being managed separately given its distinct economic characteristics. The management and franchise segment includes all of the hotels we manage for third-party owners, as well as all properties that license our intellectual property ("IP") and/or use our booking channels and related programs, and where we provide other contracted services, but the day-to-day services of the hotels are operated or managed by someone other than us. Revenues from this segment include: (i) management and franchise fees charged to third-party hotel owners; (ii) licensing fees from our strategic partners, including co-branded credit card providers and strategic partner hotels, and Hilton Grand Vacations Inc. ("HGV"); and (iii) fees for managing the hotels in our ownership segment. The ownership segment primarily derives revenues from nightly hotel room sales, food and beverage sales and other services at our consolidated hotels. For more information regarding our segments, refer to "—Our Business—Management and Franchise" and "—Our Business—Ownership" below.

In addition to our current hotel portfolio, we are focused on the growth of our business by expanding our global hotel network through our development pipeline, which represents hotels that we expect to add to our system in the future. The following table summarizes our development activity:

	As of or for the Year Ended December 31, 2025
	Hotels	Rooms(1)
Hotel system
Openings	796	97,000
Net additions(2)	702	81,100

Development pipeline
Additions	1,073	139,200
Count as of period end(3)	3,703	520,500
____________
(1)Rounded to the nearest hundred.
(2)Represents room additions, net of rooms removed from our system. Net unit growth for the year ended December 31, 2025 was 6.7 percent.
(3)The hotels in our development pipeline were under development throughout 129 countries and territories, including 26 countries and territories where we had no existing hotels, with almost half of the rooms under construction and more than half of the rooms located outside of the U.S. Rooms under construction include rooms for hotels under construction or operating hotels that are in the process of conversion to our system. Nearly all of the rooms in our development pipeline will be in our management and franchise segment upon opening. We do not consider any individual development project to be material to us.

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

Our Brand Portfolio

The goal of each of our brands is to deliver exceptional customer experiences and superior operating performance.

	December 31, 2025(1)
Brand(1)	Countries/ Territories	Properties	Rooms	Percentage of Total Rooms	Selected Competitors(2)
	21	39	9,688	0.7%	Four Seasons, Mandarin Oriental, Ritz-Carlton, Rosewood Hotels & Resorts, St. Regis
	24	50	17,064	1.3%	JW Marriott, Intercontinental, Sofitel, Grand Hyatt, Shangri-La, Fairmont
	9	18	2,943	0.2%	Leading Hotels of the World, Legend Preferred Hotels & Resorts, Belmond, The Luxury Collection
	1	1	91	—%	Firmdale Hotels, EDITION Hotels, One Aldwych
	2	5	3,293	0.2%	JW Marriott, Grand Hyatt, Fairmont, Intercontinental, Omni
	15	48	8,496	0.6%	Kimpton, Thompson Hotels, W Hotels, Virgin Hotels, SO/
	94	622	228,611	16.9%	Hyatt Regency, Marriott, Omni, Sheraton, Westin
	47	196	38,349	2.8%	Autograph Collection, The Unbound Collection, Independent Hotels, MGallery, Kimpton
	2	35	5,881	0.4%	Le Meridien, Hyatt Centric, 25h, Hotel Indigo
	62	715	160,138	11.9%	Marriott, Crowne Plaza, Delta, Holiday Inn, Radisson, Sheraton, Wyndham
	25	192	23,864	1.8%	Joie de Vivre, Tribute Portfolio, Kimpton, Hotel Indigo, Ascend Hotel Collection, Trademark
	8	270	62,316	4.6%	Hyatt Regency, Marriott, Sheraton, Westin, Renaissance
	1	6	1,424	0.1%	AC Hotels, Aloft Hotels, Cambria, Hotel Indigo, Hyatt Centric
	1	2	268	—%	Series, Unscripted, Handwritten, Ascend Hotel Collection
	5	10	2,261	0.2%	MAMA Shelter, CitizenM, Freehand, TRIBE Hotels
	65	1,124	165,782	12.3%	Aloft, Courtyard, Four Points, Holiday Inn, Hyatt Place
	46	3,195	359,886	26.6%	Comfort Suites, Courtyard, Fairfield, Holiday Inn Express, Springhill Suites
	7	338	32,937	2.4%	Best Western, Comfort Inn, La Quinta, Sleep Inn, Wingate, Avid
	9	228	20,191	1.5%	Quality Inn, Baymont, Travelodge, Howard Johnson, Super 8, Days Inn
	5	559	64,243	4.8%	Element by Westin, Hyatt House, Residence Inn by Marriott, Staybridge Suites, WaterWalk
	3	865	95,347	7.1%	TownePlace Suites, Hyatt Studios, Candlewood Suites, Staybridge Suites, @HOME by Best Western
	1	2	226	—%	StudioRes, Candlewood Suites, Stay Apt Suites, Extended Stay America Premiere Suites, Sonesta Simply Suites, MainStay Suites
	8	114	20,404	1.5%	Disney Vacation Club, Holiday Inn Club Vacations, Marriott Vacations Worldwide, Travel & Leisure Co.
____________
(1)Excludes 15 unbranded properties with 4,081 rooms, representing approximately 0.3% of total rooms and 509 strategic partner hotels with 23,567 rooms, representing approximately 1.8% of total rooms. Hilton Grand Vacations is inclusive of our timeshare brands: Hilton Club, Hilton Grand Vacations Club and Hilton Vacation Club. HGV has the exclusive right to use our timeshare brands, subject to the terms of a long-term license agreement with us.
(2)These selected competitors exclude lesser-known regional competitors.

Our Guest Loyalty Program

Hilton Honors is our award-winning guest loyalty program that supports our portfolio of brands. The program generates significant repeat business by rewarding guests with points for each stay at our leased, managed, franchised and timeshare properties, as well as each stay at strategic partner hotels when the stay is reserved through our booking channels, which are then redeemable for free or discounted room nights at our properties and other goods and services. Hilton Honors members can also use points earned to transact with strategic partner hotels as well as many strategic partners, including credit card providers, such as American Express, airlines, rail and car rental companies, Amazon, Lyft and others. Hilton Honors members who book through preferred Hilton channels also have access to instant benefits, including a flexible payment slider that allows members to choose nearly any combination of points and money to book a stay, an exclusive member discount and free standard Wi-Fi. Members also have access to contactless technology exclusively through the Hilton Honors app, where members can check in, choose their room and access their room using Digital Key. The program provides targeted marketing, promotions and customized guest experiences to 243 million members. Affiliation with our loyalty program encourages members to allocate more of their travel spend to our hotels. The percentage of travel spend we capture from Hilton Honors members increases as they move up the tiers of our program. The program is funded by contributions from eligible revenues generated by Hilton Honors members and collected from properties in our system, as well as our strategic partnerships. The funds collected by the Hilton Honors program are subsequently applied to reimburse properties and strategic partners for Hilton Honors points redemptions by Hilton Honors members and to pay for administrative expenses and marketing initiatives that support the program.

Our Business

As of December 31, 2025, our existing system included the following properties and rooms, by type, brand and region:

	Ownership(1)		Managed		Franchised / Licensed		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
Waldorf Astoria Hotels & Resorts	2	463	37	9,225	—	—	39	9,688
Conrad Hotels & Resorts	1	164	44	14,121	5	2,779	50	17,064
LXR Hotels & Resorts	—	—	7	1,155	11	1,788	18	2,943
NoMad	—	—	1	91	—	—	1	91
Signia by Hilton	—	—	5	3,293	—	—	5	3,293
Canopy by Hilton	—	—	14	2,393	34	6,103	48	8,496
Hilton Hotels & Resorts	43	14,660	309	130,725	270	83,226	622	228,611
Curio Collection by Hilton	—	—	31	7,720	165	30,629	196	38,349
Graduate by Hilton	—	—	—	—	35	5,881	35	5,881
DoubleTree by Hilton	—	—	169	45,523	546	114,615	715	160,138
Tapestry Collection by Hilton	—	—	8	2,479	184	21,385	192	23,864
Embassy Suites by Hilton	—	—	37	9,703	233	52,613	270	62,316
Tempo by Hilton	—	—	1	661	5	763	6	1,424
Outset Collection by Hilton	—	—	—	—	2	268	2	268
Motto by Hilton	—	—	—	—	10	2,261	10	2,261
Hilton Garden Inn	—	—	131	25,718	993	140,064	1,124	165,782
Hampton by Hilton	—	—	52	8,355	3,143	351,531	3,195	359,886
Tru by Hilton	—	—	14	1,565	324	31,372	338	32,937
Spark by Hilton	—	—	—	—	228	20,191	228	20,191
Homewood Suites by Hilton	—	—	8	1,020	551	63,223	559	64,243
Home2 Suites by Hilton	—	—	2	210	863	95,137	865	95,347
LivSmart Studios by Hilton	—	—	—	—	2	226	2	226
Strategic partner hotels(2)	—	—	—	—	509	23,567	509	23,567
Other(3)	—	—	3	803	12	3,278	15	4,081
Total hotels	46	15,287	873	264,760	8,125	1,050,900	9,044	1,330,947
Hilton Grand Vacations(4)	—	—	—	—	114	20,404	114	20,404
Total system	46	15,287	873	264,760	8,239	1,071,304	9,158	1,351,351

	Ownership(1)		Managed		Franchised / Licensed		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S.	—	—	180	79,351	6,031	772,231	6,211	851,582
Americas (excluding U.S.)	1	405	69	18,118	432	55,895	502	74,418
Europe	37	10,662	113	28,116	754	90,987	904	129,765
Middle East & Africa	3	1,376	120	34,437	45	6,704	168	42,517
Asia Pacific	5	2,844	391	104,738	863	125,083	1,259	232,665
Total hotels	46	15,287	873	264,760	8,125	1,050,900	9,044	1,330,947
Hilton Grand Vacations(4)	—	—	—	—	114	20,404	114	20,404
Total system	46	15,287	873	264,760	8,239	1,071,304	9,158	1,351,351
____________
(1)Includes hotels owned or leased by entities in which we own a noncontrolling financial interest.
(2)Includes hotels that are included in our booking channels and participate in the Hilton Honors guest loyalty program through strategic partnership arrangements.
(3)Includes other hotels in our system that are not distinguished by a specific Hilton brand.
(4)Includes properties under our timeshare brands including Hilton Club, Hilton Grand Vacations Club and Hilton Vacation Club.

Management and Franchise

We manage hotels and license our brands through our management and franchise segment. This segment generates its revenue primarily from fees charged to hotel owners under management and franchise contracts, as well as from fees associated with license agreements, which include arrangements with strategic partner hotels. We grow our management and franchise business by attracting owners and strategic partners to become a part of our system and participate in our commercial services to support their properties. Our management and franchise contracts and license agreements provide significant return on investment for us as we earn and collect fees.

Hotel Management

Our core management services consist of operating hotels under management contracts for the benefit of third parties who either own or lease the hotels and the associated personal property. Often, particularly in the U.S., we employ the individuals working at these locations. Terms of our management contracts vary, but our fees generally consist of a base management fee, which is generally based on a percentage of the hotel’s monthly gross operating revenue, and, when applicable, an incentive management fee, which is generally based on a percentage of the hotel's operating profits, normally over a one calendar year period, and, in some cases, may be subject to a stated return threshold to the hotel owner. In general, the owner pays all operating and other expenses and reimburses any of our out-of-pocket expenses. In turn, our managerial discretion is subject to approval by the owner in certain major areas, including the approval of annual operating and capital expenditure budgets and, in most instances, the appointment of certain key personnel. Additionally, the owners generally pay monthly program fees based on the underlying hotel's sales or usage, as reimbursement for the costs related to our: (i) advertising and marketing programs; (ii) internet, technology and reservation systems; and (iii) quality assurance programs. Owners are also responsible for various other fees and charges, including payments for participation in our Hilton Honors guest loyalty program, training, consultation and procurement of certain goods and services. We also provide owners with property improvement plans that must be satisfied to keep the hotels in compliance with our brand standards, so that they can remain in our hotel system. As of December 31, 2025, we managed 873 hotels with 264,760 rooms, which does not include hotels in our ownership segment.

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

Some of our management contracts provide early termination rights to hotel owners upon certain events, including the failure to meet certain financial or performance criteria. Performance test measures typically are based upon the hotel’s performance individually and/or in comparison to specified competitive hotels. We often have an optional cure right to pay an amount equal to the performance shortfall, which is measured over a specified period, although in some cases our cure rights are limited.

Franchising

We license our IP, including our brand names, trademarks and service marks, and our operating systems to hotel owners under franchise contracts. We do not own, manage or operate franchised properties, do not employ the individuals working at these properties and do not have any legal responsibility for the employees or the liabilities associated with operating these properties. We conduct periodic inspections of our franchised hotels to ensure that brand standards that we establish are maintained. For newly franchised hotels, including both new construction and conversions of existing hotels outside of our system, we approve the location, as well as the plans for the facilities, to ensure the hotels meet our brand standards. For existing franchised hotels, we provide franchisees with property improvement plans that must be satisfied to keep the hotels in compliance with our brand standards, so that they can remain in our hotel system.

Each franchisee pays us an application, initiation or other fee in conjunction with the inception of a franchise contract. Franchisees also pay a royalty fee, generally based on a percentage of the hotel’s monthly gross room revenue and, in some cases, may also include a percentage of gross food and beverage revenues and other revenues, as applicable. Additionally, franchised properties generally pay monthly program fees based on the underlying property's sales or usage, as reimbursement for the costs related to our: (i) advertising and marketing programs; (ii) internet, technology and reservation systems; and (iii) quality assurance programs. They are also responsible for various other fees and charges, including payments for participation in our Hilton Honors guest loyalty program, training, consultation and procurement of certain goods and services. We also earn license fees from agreements with strategic partners, including co-branded credit card providers and strategic partner hotels, and HGV. As of December 31, 2025, including timeshare properties and strategic partner hotels, we franchised or licensed 8,239 properties and resorts with 1,071,304 rooms.

Our franchise contracts typically have initial terms of approximately 20 years for new hotels and approximately 10 to 20 years for hotels converting from hotels outside of our system. At the expiration of the initial term, we may relicense franchise contracts to allow the franchisee to continue using our brand, at our or the franchisee's option or by mutual agreement, for an additional term generally ranging from 10 to 15 years. We have the right to terminate a franchise contract upon specified events of default, including nonpayment of fees or noncompliance with brand standards. If a franchise contract is terminated by us because of a franchisee’s default, the franchisee is contractually required to pay us liquidated damages.

Ownership

As a hotel lessee and operator, we focus on maximizing cost efficiency and profitability of the portfolio by, among other things, maximizing hotel revenues, implementing cost-effective labor management practices and systems and reducing fixed costs. Through our disciplined approach to hotel and asset management, we develop and execute on strategic plans for each of our hotels to enhance their competitive position and invest in renovating guest rooms and public spaces and adding or enhancing meeting and retail space for properties where we believe such investments will improve profitability. As of December 31, 2025, the ownership segment included 46 hotels totaling 15,287 rooms, comprising 40 hotels that we leased, 2 hotels that were each leased by a consolidated variable interest entity ("VIE") and 4 hotels owned or leased by unconsolidated affiliates.

Sustainability and Community Impact

Hilton strives to create long-term value for all our stakeholders and strengthen the resilience of our business while also advancing our positive impact and delivering meaningful guest experiences through our Travel with Purpose strategy. As one of the world’s largest hospitality companies, Hilton recognizes its responsibility to create positive environmental and community impacts across our operations and supply chain to ensure our properties and surrounding communities remain vibrant and resilient for generations of travelers to come. We have established and maintain a governance structure that supports our strategy by overseeing the management of the business in a manner consistent with the best interests of Hilton and our stakeholders.

We continue to make progress towards our Travel with Purpose priorities, including: (i) building opportunities for all of our people; (ii) creating sustainable stays at our hotels; and (iii) strengthening our communities where we live, work and stay. All of this work is underpinned by our commitment to responsible business by operating with accountability, integrity and transparency.

Our efforts are supported by a governance structure that is designed to ensure the priorities are an important part of our business and strategic objectives. Our executive committee receives at least quarterly updates on our Travel with Purpose programs and progress, and one of the three standing committees of Hilton's board of directors also receives quarterly reports on this progress, reviews and assesses our related strategy and makes recommendations to the board and management as appropriate. The board of directors also receives at least annual updates on our Travel with Purpose strategy and impact.

LightStay is our proprietary system for measuring and reporting our progress toward our Travel with Purpose goals. Our properties track energy, water, waste and associated utility cost reduction projects under way, as well as community volunteerism and charitable donations. Robust reports inform our properties of their progress on a regular basis.

The Hilton Global Foundation supports nonprofits and local community organizations that serve as partners to amplify our positive environmental and community impact around the world. The Hilton Global Foundation, created in 2019, is our primary international philanthropic arm and is registered as a U.S.-based 501(c)(3) charitable organization.

More details about our Travel with Purpose goals and our progress toward them are reported annually in our Travel with Purpose Report, available at travelwithpurpose.hilton.com.

Our People: Building Opportunities for All

As of December 31, 2025, we employed or managed approximately 182,000 individuals at our leased and managed hotels and corporate offices. There were approximately 328,000 additional individuals employed by third-party owners working at our franchised properties.

Human Capital Management

Our human capital management strategy focuses on attracting, developing and retaining the best talent in the industry, and our executive committee reviews talent strategy and succession plans on a quarterly basis to assess current and future talent needs. We want to build a strong employee-centered culture that creates connectivity, camaraderie and trust among all employees, which then supports our employees in delivering positive experiences to guests at our hotels. Hilton's commitment to building strong culture focuses on creating a workplace that offers strong growth opportunities and is driven by purpose. This dedication has earned Hilton global recognition as the 2025 #1 World's Best Workplace by Fortune and Great Place to Work, marking the ninth consecutive year as the top hospitality company in the world. Hilton was recognized as a Great Place to Work in 67 countries in 2025, achieving #1 rankings in 18 markets, including the U.S.

During the year ended December 31, 2025, we continued to see sustained indicators of workforce stability, with retention improving versus last year and hiring volume aligned with normalized business operations. We continue to review our benefits and programmatic offerings to ensure we remain competitive, are investing in our employees' development and well-being and are enhancing our recruiting strategies to tap into new pools of talent.

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

As of December 31, 2025, approximately 25 percent of people employed or managed by us globally and approximately 45 percent of people working in the U.S. were covered by various collective bargaining agreements that generally address pay rates, working hours, other terms and conditions of employment, certain employee benefits and orderly settlement of labor disputes.

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

We periodically survey our employees to monitor levels of engagement, trust, and management effectiveness, among other targeted topics, and use their feedback to inspire program enhancements and new offerings. We strive to maximize employee retention and minimize attrition with these and other measures. Approximately 32 percent of our U.S. employees have been with Hilton for at least 10 years.

Career Opportunities, Development and Training

We take a broad, long-term and business-aligned approach to develop a dedicated and collaborative workforce to better serve our guests. Our Pathway Programs help foster economic mobility in the communities in which we operate and create a more robust talent pipeline for our business drawing from untapped talent pipelines including veterans, which consists of individuals who have served in the military and the caregivers and spouses of those who have served in the military, as well as people with disabilities, youth and displaced persons.

The advancement of our employees is important to us and we provide them with robust learning and development opportunities, including mentorship opportunities. We are focused on providing opportunities for the internal movement of our employees and the promotion from entry level positions into management positions at our hotels or corporate offices across the organization. Our career development approach emphasizes customized experiences so that employees can follow a training and career path best suited to their goals including a wide array of general business, industry or function-specific technical skills and leadership development courses and programs.

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

Our Hotels: Creating Sustainable Stays

We remain focused on our goal of reducing emissions, water and waste intensity at the hotels we operate. These efforts are supported by utility cost savings measures including building automation system technologies, HVAC controls and turnkey LED lighting, fueled by utility incentives wherever possible, to strengthen the return on investment and deliver cost savings to owners while enhancing the guest experience. We also create resources that will help facilitate the efficient operation of our hotels and take steps to increase our sourcing of renewable electricity at our hotels around the world. Additionally, we continue to implement programs to further reduce waste and to advance sustainable procurement at our hotels.

We partner with our corporate customers to support their sustainability, community impact and responsible sourcing goals. Through our Meet with Purpose offering, we enable our customers, upon request, to quantify the estimated emissions of their events and provide options and guidance to plan more sustainable meetings.

Our Communities: Strengthening Where We Live, Work and Stay

With a presence in 143 countries and territories, we use our global scale to be an engine of opportunity by positively impacting our communities through local support and volunteering, creating learning and career growth opportunities, disaster relief and other economic support initiatives.

During 2025, Hilton and the Hilton Global Foundation supported our hotel teams and surrounding communities through disasters and crises, including the wildfires in Los Angeles, floods in Texas and Hurricane Melissa in Jamaica. This included donating 20 thousand room nights in partnership with American Express to support those impacted by the Los Angeles wildfires. Additionally, the Hilton Global Foundation made a series of donations to organizations providing immediate response support, including the Los Angeles Fire Department Foundation, Community Foundation of the Texas Hill Country and Jamaica's Promise.

During 2025, our employees continued to actively volunteer in their local communities, demonstrating their commitment to creating a positive impact, and reported approximately 1.5 million volunteer hours.

Responsible Business: Operating with Accountability, Integrity and Transparency

Hilton remains committed to combating human trafficking, and we require all hotel-based employees to complete an annual training on identifying signs of trafficking. We partner with Protect All Children from Trafficking (PACT), an organization dedicated to reducing trafficking and exploitation, to help prevent trafficking, and similarly collaborate on human rights initiatives through the World Sustainable Hospitality Alliance, World Travel and Tourism Council, American Hotel & Lodging Association ("AHLA") and United Kingdom ("U.K.") Stop Slavery Hotel Industry Network. The Hilton Global Foundation supports the AHLA Foundation's No Room for Trafficking Survivor Fund, which aims to equip community-based organizations to engage and support trafficking survivors.

At Hilton, we prioritize responsible sourcing by requiring suppliers to comply with the standards under our Source with Purpose program, which include integrity and fair dealing, human rights, protecting personal and business information, commitment to the environment and providing a safe and healthy work environment.

Governance, Ethics and Regulatory Compliance

As a core underpinning of our entire organization, our board of directors oversees our ethics and compliance program, which requires all Hilton employees to conduct themselves at the highest standards with respect to all ethics and compliance matters. Our Code of Conduct establishes a set of global business principles, with our compliance organization, training, risk management and monitoring activities tailored to address unique risks by geography, business line, function and level. The Code of Conduct is supported by robust compliance policies addressing risk areas such as corruption, trade sanctions, insider trading, privacy, confidential information, antitrust and escalation of concerns. An annual legal and compliance training program, which is required for all of our employees, conveys consistent compliance standards across the organization in formats designed to target different knowledge levels, learning styles and functional needs. Our annual training calendar includes mandatory training and supplemental training that is supported by periodic company-wide awareness campaigns highlighting Hilton-specific risks and scenarios.

To help ensure the safety and security of our employees and guests at our properties and corporate offices, we constantly monitor threats and incidents around the world through online tools and external networks and partnerships; support our properties and offices globally with crisis alert communications, crisis plans and area crisis teams; provide employees with safety and security training resources; and conduct safety and security audits annually using a risk-based approach.

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

Competition

We encounter active and robust competition as a hotel and resort manager, franchisor and lessee. Competition in the hospitality industry is based on several criteria, generally including: the attractiveness of the facility; location; level of service; quality of accommodations; amenities; food and beverage options and outlets; public and meeting spaces and other guest services; consistency of service; room rate; brand reputation; and the ability to earn and redeem loyalty program points through a global system. Our properties and brands compete with other hotels, resorts, motels, inns and other accommodation rental services in their respective geographic markets or customer segments, including facilities owned by local interests, individuals, national and international chains, institutions, investment and pension funds and real estate investment trusts ("REITs"). We believe that our capabilities as a multi-branded manager, franchisor and lessee of hotels with an associated global, system-wide guest loyalty program and commercial platform help us continue to maintain our position as one of the largest and most geographically diverse hospitality companies in the world.

Our principal competitors include other branded and independent hotel operating companies, national and international hotel brands and ownership companies. While local and independent brand competitors vary, on a global scale, our primary competitors are Accor S.A., Choice Hotels International, Hyatt Hotels Corporation, Intercontinental Hotel Group, Marriott International and Wyndham Hotels & Resorts.

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

Cyclicality

The hospitality industry is cyclical, and demand generally follows, on a lagged basis, key macroeconomic indicators. There is a history of increases and decreases in the development and supply of and demand for hotel rooms, occupancy levels and room rates realized by hotel owners through economic cycles. The combination of changes in economic conditions and in the supply of hotel rooms can result in significant volatility in results for owners, lessees and managers of hotel properties. The costs of running a hotel, including personnel costs, rent, property taxes, insurance and utilities, tend to be more fixed than variable. As a result of such fixed costs, in a negative economic environment, the rate of decline in earnings can be higher than the rate of decline in revenues.

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

Most of our insurance policies are written with self-insured retentions or deductibles that are common in the insurance market for similar risks, and we believe such risks are prudent for us to assume. Our third-party insurance policies provide coverage for claim amounts that exceed our self-insurance retentions or deductible obligations. We maintain insurance coverage for general liability, property, business interruption, terrorism and other risks with respect to our business for all of our consolidated hotels, and we maintain workers' compensation or equivalent coverage for all of our employees. We are self-insured for health coverages for some of our U.S. and Puerto Rico employees, which include those working at our corporate operations and managed hotels, with third-party insurance protection for costs over specified thresholds.

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
•the financial condition of and relationships with third-party property owners, developers and joint venture and strategic partners, including the risk that owners or strategic partners may terminate or fail to comply with our management, franchise, joint venture or strategic partner contracts;
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
•changes in taxes, tariffs and governmental regulations that affect the cost of supplies to hotels or influence or set wages, prices, interest rates or construction and maintenance procedures and costs;
•the costs and administrative burdens associated with complying with applicable laws and regulations;
•the costs or desirability of complying with local practices and customs;
•shortages of labor or labor disruptions;
•the ability of third-party internet and other travel intermediaries who sell our hotel rooms to guests to attract and retain customers, including with the aid of AI, which may adversely affect our ability to sell rooms directly;
•the quality of services provided by franchisees, as well as their ability to comply with relevant regulations and contractual requirements relating to a variety of issues including the environment, human rights and labor;
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

Macroeconomic conditions, geopolitical activity, public health concerns and other factors beyond our control can adversely affect and reduce demand for our products and services.

Macroeconomic conditions, geopolitical activity, public health concerns and other factors beyond our control can reduce demand for hospitality products and services, including demand for rooms at our hotels. These factors include, but are not limited to:

•changes in general economic conditions, including inflation, interest rates, supply chain disruptions, low consumer confidence, tariffs, increases in unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy and financial markets;
•conditions that negatively shape public perception of travel or result in temporary closures or other disruption at our hotel properties, including travel-related accidents, outbreaks of pandemic or contagious diseases, such as COVID-19;
•geopolitical activity, political and social unrest and governmental action and uncertainty resulting from U.S. and global political and social trends and policies, including potential barriers to travel, trade and immigration;
•wars, geopolitical conflict, political instability or civil unrest, terrorist activities or threats and resulting heightened travel security measures, any of which may foreclose travel to certain locales or decrease the appeal of travel among the general population;
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

Consumer demand for our services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Decreased global or regional demand for hospitality products and services can be especially pronounced during periods of economic contraction or low levels of economic growth, and the recovery period in our industry may lag overall economic improvement. Declines in demand for our products and services due to general economic conditions could negatively affect our business by limiting the amount of fee revenues we are able to generate from our managed and franchised properties and decreasing the revenues and profitability of hotels within our ownership segment. In addition, many of the expenses associated with our services, including labor and personnel costs, interest, rent, property taxes, insurance and utilities, are relatively fixed. During a period of overall economic weakness, if we are unable to meaningfully decrease these costs as demand for our services decreases, our business operations, financial performance, results and prospects for future growth may be adversely affected.

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

Changes in ownership or management practices, perceptions of our corporate responsibility practices, perception of guest or employee health or safety, the occurrence of accidents or injuries, cyber-attacks, security breaches, natural disasters, crime, failure of suppliers, franchisees or business partners to comply with relevant regulations and contractual requirements relating to a variety of issues including environmental, human rights and labor, individual guest, owner or employee notoriety or similar events at our hotels and resorts can harm our reputation, create adverse publicity and cause a loss of consumer confidence in our business. Because of the global nature of our brands and the broad expanse of our business and hotel locations, events occurring in one location could negatively affect the reputation and operations of otherwise successful individual locations. In addition, the expansion of social media has compounded the potential scope of negative publicity by increasing the speed and expanse of information dissemination. Many social media platforms publish content immediately and without filtering or verifying the accuracy of that content; AI technologies may exacerbate the spread of negative or inaccurate content. A negative incident or the perception of occurrence of a negative incident at one hotel could have far-reaching effects, including lost sales, customer boycotts, loss of development opportunities and employee difficulties. Such incidents have in the past and could in the future subject us to legal actions, including litigation, governmental investigations or penalties, along with the resulting additional adverse publicity. A perceived decline in the quality of our brands or damage to our reputation could adversely affect our business, financial condition and results of operations.

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

Our business depends on our ability to: (i) establish and maintain long-term, positive relationships with third-party hotel owners; and (ii) enter into new, and renew, management and franchise contracts. Although our management and franchise contracts are typically long-term arrangements, hotel owners may be able to terminate the contracts under certain circumstances, including the failure to meet specified financial or performance criteria. The ability to meet these financial and performance criteria is subject to, among other things, risks common to the overall hospitality industry, including factors outside of our control. In addition, negative pricing trends in the industry for management and franchise and related fees more broadly could adversely affect our ability to negotiate with hotel owners. If we fail to maintain and renew existing management and franchise contracts or enter into new contracts on favorable terms, we may be unable to expand our presence and our business, and our financial condition and results of operations may suffer.

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

Substantially all of our management and franchise contracts, as well as our license agreement with HGV, require third-party property owners to comply with the quality and reputation standards of our brands, which include requirements related to the physical condition, use of technology, safety standards and appearance of the properties, as well as the service levels provided by hotel employees. These standards may evolve with customer preference, or we may introduce new requirements over time. If our property owners fail to make investments necessary to maintain or improve the properties and related operations in accordance with our standards, or based on customer demand more broadly, guest preference for our brands could diminish. In addition, if third-party property owners fail to observe standards or meet their contractual requirements, we may elect to exercise our termination rights, which would eliminate revenues from these properties and cause us to incur expenses related to terminating these contracts. We may be unable to find suitable or offsetting replacements for any individually terminated hotels or broader third-party owner relationships. Conversely, if third-party property owners feel our brand standards are too restrictive or costly, we may fail to maintain and renew existing management and franchise contracts or enter into new contracts on favorable terms, and thus, we may be unable to expand our presence and our business, and our financial condition and results of operations may suffer.

Contractual and other disagreements with third-party property owners could make us liable to them or result in litigation costs or other expenses or termination of existing management or franchise contracts.

Our management and franchise contracts require us and our hotel owners to comply with operational and performance conditions that are subject to interpretation and could result in disagreements. Any dispute with a property owner could increase our costs even if the outcome is ultimately in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with any third party. Furthermore, specific to our industry, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties, which means that property owners may assert the right to terminate contracts with us even where the contracts do not expressly provide for termination. Our fees from any property permitted to be terminated would be eliminated, and accordingly, may negatively affect our results of operations.

Some of our existing development pipeline may not be developed into new hotels, which could materially adversely affect our growth prospects.

As of December 31, 2025, we had 3,703 hotels in our development pipeline under one of our brands or a strategic partner hotel brand, of which almost half of the rooms are under construction, which includes operating hotels that are in the process of conversion into our system. The commitments of owners and developers with whom we have contracts are subject to conditions, and the eventual development and construction of our development pipeline, in particular for hotels not currently under construction, is subject to risks, including, in certain cases, the owner's or developer's ability to obtain adequate financing and governmental or regulatory approvals. Unfavorable economic conditions also could affect our ability to enter into management and franchise contracts with potential third-party owners of our hotels, who may be unable to obtain financing or face other delays or cost pressures in developing hotel projects. As a result, at times new hotels have entered our pipeline at a slower rate than anticipated, some properties in our development pipeline have entered our system later than we anticipated and some hotels under development never enter our system at all, thereby negatively affecting our overall growth.

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

The risks resulting from investments in leased real estate could increase our costs, reduce our profits and limit our ability to respond to market conditions.

Our investments in leased real estate property (including through joint ventures) subject us to various risks that may not be applicable to managed or franchised properties, including:

•governmental regulations relating to real estate ownership or operations, including tax, environmental, zoning and eminent domain laws;
•fluctuations or loss in value of real estate or potential impairments in the value of our assets due to changes in market conditions and expectations of future hotel revenues and costs of operations in the area in which real estate or assets are located;
•increased potential civil liability for accidents or other occurrences on leased properties;
•the ongoing need for capital improvements and expenditures funded by us to maintain or upgrade properties, some of which were constructed many years ago, and contractual requirements to deliver properties back to lessors in a particular state of repair and condition at the end of a lease term;

•construction delays, lack of availability of required construction materials or cost overruns (including labor and materials) related to necessary capital improvements of leased properties;
•periodic total or partial closures due to renovations and facility improvements;
•risks associated with any mortgage debt, including the possibility of default, interest rate levels, particularly in a volatile interest rate environment, and uncertainties in the availability of replacement financing;
•the inability to rebuild a property that has been damaged or destroyed by casualty, including a climate-related weather event, as a result of governmental regulations or other restrictions;
•the inability to renew our leases on favorable terms or at all;
•our limited ability to influence the decisions and operations of joint ventures in which we have a minority interest;
•force majeure events, including earthquakes, tornadoes, hurricanes, wildfires, floods, tsunamis, climate-related weather events, outbreaks of pandemic or contagious diseases or acts of terrorism, civil unrest and other conflicts;
•contingent liabilities that exist after we have exited a property;
•costs linked to the employment and management of staff to run and operate a leased property;
•increased operating costs including energy, insurance, food and beverage, supplies and other operating costs; and
•the relative illiquidity of real estate compared to some other assets.

The negative effect on profitability and cash flow from declines in revenues is more pronounced in leased properties because we, as the lessee, bear the risk of the costs required to lease and operate a hotel. Further, during times of economic distress, declining demand and declining earnings often result in declining asset values, and we or our joint ventures may not be able to sell properties or exit leasing arrangements on favorable terms or at all. Accordingly, we may not be able to adjust our leased property portfolio promptly in response to changes in economic or other conditions.

Failure to keep pace with developments in technology, including AI, could adversely affect our operations or competitive position.

The hospitality industry demands the use of sophisticated technology and systems for property management, brand assurance and compliance, procurement, finance, human resources, reservation systems, distribution of hotel resources to current and future customers and guest amenities and the operation of the Hilton Honors guest loyalty program. These technologies may require maintenance or refinements and upgrades, and third parties may cease support of systems that are currently in use. The development and maintenance of these technologies has required and may further require significant investment by us. As various systems and technologies become outdated or new technology is required, we may not be able to replace or introduce them as quickly as needed or in a cost-effective and timely manner. If we fail to keep pace with rapidly evolving technological developments in AI, our competitive position and business results may suffer. Our competitors or other third parties may incorporate AI into their operations more quickly or successfully than us, or develop superior offerings with the aid of AI, which could impair our ability to compete effectively and adversely affect our results of operations. In some cases, hotel owners may refuse to upgrade systems or deploy new technology to replace aging or end-of-life software and/or hardware. As a result, our business operations could be disrupted and our competitive position could decline, adversely affecting our financial performance, or we may not achieve the benefits we may have been anticipating from any new technology or system.

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

We depend heavily upon our information technology systems in the conduct of our business. We develop, own and license or otherwise contract for sophisticated technology systems and services for property management, brand assurance and compliance, procurement, finance, human resources, reservation systems, distribution of hotel resources to current and future customers and guest amenities and the operation of the Hilton Honors guest loyalty program. Such systems are subject to, among other things, damage or interruption from power outages, computer and telecommunications failures, computer viruses, third-party criminal activity including "ransomware" or other malware and natural and man-made disasters. We have a cold disaster recovery site in a separate location and cloud backup processes to provide continuous resilience of our core reservation, property management, distribution and financial systems, but certain of our data center operations are currently located in a single facility or with a single cloud-based provider. Although we continue to renovate and migrate portions of our operations to cloud-based providers while simultaneously building and operating new applications and services with those cloud-based providers, any loss or damage to our primary physical or cloud-based facilities could result in operational disruption and data loss as we transfer production operations to our disaster recovery site or cloud providers. Damage or interruption to our information systems may require a significant investment to update, remediate or replace with alternate systems, and we may suffer interruptions in our operations as a result. In addition, costs and potential problems or interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our systems, including those that may result from our failure to adequately develop, implement and maintain a robust disaster recovery plan and backup systems could severely affect our ability to conduct normal business operations and, as a result, have a material adverse effect on our business operations and financial performance.

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

Even if we are fully compliant with legal standards and contractual or other requirements, we still may not be able to prevent security breaches involving sensitive data. The sophistication of efforts by hackers to gain unauthorized access to information systems has continued to increase in recent years and may continue to do so at an accelerating pace as criminals increasingly leverage generative and agentic AI-based technologies and services. Breaches, thefts, losses or fraudulent uses of customer, employee or company data could cause consumers to lose confidence in the security of our websites, mobile applications, point of sale systems and other information technology systems and, as a result of this loss in confidence, choose not to purchase from us. Such security breaches also could expose us to risks of data loss, business disruption, litigation, fines, regulatory charges and other costs or liabilities, any of which could adversely affect our business.

We are incorporating artificial intelligence technologies into our processes. These technologies may present business, compliance and reputational risks.

The introduction of AI technologies, particularly generative and agentic AI, into new or existing offerings may also result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, copyright infringement, compliance issues, ethical concerns, security risks relating to private and/or confidential information, as well as other factors that could adversely affect our business, reputation, and financial results. In addition, it is possible that AI and machine learning-technology could, unbeknownst to us, be improperly utilized by employees while carrying out their responsibilities. The use of AI can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies.

We are exposed to risks and costs associated with protecting the integrity and security of personal data and other sensitive information.

We are subject to various risks and costs associated with the collection, handling, storage and transmission of personally identifiable information and commercial information, including costs related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as risks associated with the compromise of our systems collecting such information. Many jurisdictions, including the European Union ("E.U."), the U.K., China and certain states within the U.S., have passed laws that require companies to meet specific requirements regarding the handling of personally identifiable information. We collect internal and customer data, including credit card numbers and other personally identifiable information for a variety of important business purposes, including managing our workforce, providing requested products and services and maintaining guest preferences to enhance customer service and for marketing and promotion purposes. In some cases, we share personal customer and payment data with select third party partners to enable fulfillment of customer reservations and other requested or related services and we are dependent on those third-party partners to protect the integrity and safety of that data from unauthorized exposure. We could be exposed to fines, penalties, restrictions, litigation, reputational harm or other expenses, or other adverse effects on our business, due to failure to protect personally identifiable information and commercially sensitive information or failure to maintain compliance with the various U.S. and foreign data collection and privacy laws or with credit card industry standards or other applicable data security standards.

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

Third parties provide us with certain operational and technical services. These third parties may have access to or integrate with our systems, provide hosting services, or otherwise process data about us or our guests, employees or partners. Any third-party security incident could compromise the integrity or availability of or result in the theft of confidential or otherwise sensitive data, which could negatively impact our operations. Unauthorized access to data and other confidential or proprietary information may be obtained through break-ins, network breaches by unauthorized parties, employee theft or misuse or other misconduct. We rely on the internal processes and controls of third-party software and application vendors to maintain the security of all software code, integrations, systems and data provided to or used by Hilton. Should those vendors fail to secure their products or connectivity to our services and systems then we would be at risk of unintentionally injecting malware into our systems via compromised software code they provide and/or losing important data. The occurrence of any of the foregoing could negatively affect our reputation, our competitive position and our financial performance, and we could face lawsuits and potential liability.

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

We rely on a variety of direct marketing techniques, including telemarketing, email and social media marketing and postal mailings, and we are subject to various laws and regulations in the U.S. and internationally that govern marketing and advertising practices. Any further restrictions in laws and court or agency interpretations of such laws, such as the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, the CAN-SPAM Act of 2003, various U.S. state laws, such as the California Opt Me Out Act, the California Privacy Rights Act, international data protection laws, such as the E.U. General Data Protection Regulation ("GDPR"), and laws limiting the cross-border transfer of data that govern these activities or new laws that become effective in the future could adversely affect current or planned marketing activities and cause us to change our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could affect our ability to maintain relationships with our customers and acquire new customers. We also obtain access to names of potential customers from travel service providers or other companies, and we market to some individuals on these lists directly or through other companies’ marketing materials. If access to these lists were prohibited or otherwise restricted, our ability to develop new customers and introduce them to products could be impaired.

The growth of internet reservation channels could adversely affect our business and profitability.

A significant percentage of hotel rooms for individual guests are booked through internet travel intermediaries, to whom we commit to pay various commissions and transaction fees for sales of our rooms through their systems. Search engines and peer-to-peer inventory sources also provide online travel services that compete with our direct channels. If these bookings increase, these hospitality intermediaries may be able to obtain higher commissions or other significant concessions from us or our franchisees. These hospitality intermediaries also may reduce bookings at our hotel properties by de-ranking our hotels in search results on their platforms, and other online providers may divert business away from our hotels. Although our contracts with many hospitality intermediaries limit transaction fees for hotels, there can be no assurance that we will be able to renegotiate these contracts upon their expiration with terms as favorable as the provisions that existed before the expiration, replacement or renegotiation. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. As a result, consumers may develop brand loyalties to the intermediaries’ brands due to their websites, reservations systems and loyalty programs rather than to the Hilton brands. If this happens, our business and profitability may be significantly affected over time as shifting customer loyalties divert bookings away from our websites, which increases costs to hotels in our system. Although internet travel intermediaries also have been subject to regulatory scrutiny, particularly in Europe, the outcome of this regulatory activity may affect our ability to compete for direct bookings through our own internet channels.

In addition, although internet travel intermediaries have traditionally competed to attract individual leisure consumers or transient business rather than group business for meetings and events, in recent years they have expanded their business to include marketing to group business and also to corporate transient business. If that growth continues, it could both divert group and corporate transient business away from our hotels and also increase our cost of sales for group and corporate transient business. Consolidation of internet travel intermediaries, or the entry of major technology platforms, such as large language models, into the internet travel bookings business, also could divert bookings away from our direct channels and increase our hotels' cost of sales.

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

We currently manage, franchise, lease or have a strategic partnership arrangement with hotels and resorts in 143 countries and territories around the world. Our rooms outside the U.S. represented approximately 36 percent, 35 percent and 33 percent of our system-wide hotel rooms for the years ended December 31, 2025, 2024 and 2023, respectively. We expect that our international operations will continue to account for a material portion of our results. As a result, we are subject to the risks of doing business outside the U.S., including:

•rapid changes in governmental, economic or political policy, wars or conflicts, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation;
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

These factors may adversely affect the revenues earned from our hotels and resorts (as well as the market value of properties that we lease) located in international markets. While these factors and the effect of these factors are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits or disrupt our business operations.

Failure to comply with laws and regulations applicable to our international operations may increase costs, reduce profits, limit growth or subject us to broader liability.

Our business operations in countries and territories outside the U.S. are subject to a number of laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act ("FCPA"), as well as trade and other economic sanctions administered by the Office of Foreign Assets Control ("OFAC"). Although we have policies in place designed to comply with applicable sanctions, rules and regulations, it is possible that hotels we manage or lease in the countries and territories in which we operate may provide services to or receive funds from persons subject to sanctions. Where we have identified potential violations in the past, we have taken appropriate remedial action including filing voluntary disclosures to OFAC. In addition, some of our operations may be subject to the laws and regulations of non-U.S. jurisdictions, including the U.K.’s Bribery Act 2010, which contains significant prohibitions on bribery and other corrupt business activities, and other local and regional anti-corruption and sanctions laws applicable in the countries and territories in which we conduct operations.

If we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm and incarceration of employees or restrictions on our operation or ownership of hotels and other properties, including the termination of management, franchising and ownership rights. In addition, in certain circumstances, the actions of parties affiliated with us (including our owners, joint venture and strategic partners, employees and agents) may expose us to liability under the FCPA, U.S. sanctions or other laws. These restrictions could increase costs of operations, reduce profits or cause us to forgo development opportunities that would otherwise support growth.

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

A significant number of our employees and employees of our hotel owners are covered by collective bargaining agreements and similar agreements, including approximately 25 percent of people employed or managed by us globally and approximately 45 percent of people working in the U.S. as of December 31, 2025. If relationships with our employees or employees of our hotel owners or the unions that represent them become adverse, the properties we manage, franchise or lease have in the past and could in the future experience labor disruptions such as strikes, lockouts, boycotts and public demonstrations. A number of our collective bargaining agreements are in the process of being renegotiated, and, if more employees become unionized, we may be required to negotiate additional collective bargaining agreements in the future. Labor disputes, which may be more likely when collective bargaining agreements are being negotiated, could harm our relationship with our employees or employees of our hotel owners, result in increased regulatory inquiries and enforcement by governmental authorities and deter guests. Further, adverse publicity related to a labor dispute could harm our reputation and reduce customer demand for our services. Labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs and limitations on our ability or the ability of our third-party property owners to take cost saving measures during economic downturns. We do not have the ability to influence the negotiations of collective bargaining agreements covering unionized labor employed by third-party property owners or third-party operators. Increased unionization of our workforce, new labor legislation or changes in regulations could disrupt our operations and our ability to promote services expected by customers, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies.

The loss of key senior management personnel or labor shortages could restrict our ability to grow our business or operate our properties or result in increased labor costs that could adversely affect our results of operations.

Our success depends in large part on our ability to attract, retain, train, manage and engage employees. As of December 31, 2025, we employed or managed approximately 182,000 individuals at our leased and managed hotels and corporate offices around the world. If we are unable to attract, retain, train, manage and engage skilled individuals, our ability to staff and operate the hotels that we manage and lease could be diminished, which could reduce customer satisfaction, and our ability to manage our corporate business could be adversely affected. In addition, the inability of our franchisees to attract, retain, train, manage and engage skilled employees for the franchised hotels could adversely affect the reputation of our brands. Staffing shortages in various parts of the world also could hinder our ability to grow and expand our businesses. Because payroll costs are a major component of the operating expenses at our leased and managed hotels, as well as our franchised hotels, a shortage of skilled labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations and the results of hotels that we manage on behalf of third-party owners. Additionally, an increase in minimum wage rates could increase costs and reduce profits for us and our franchisees, which could, in turn, lower demand from third-party owners to add hotels to our system. We also face challenges with respect to retaining corporate employees. If we lost the services of one or more senior executives, this could adversely affect strategic relationships, including relationships with third-party hotel owners, significant customers, strategic and joint venture partners and vendors, and limit our ability to execute our business strategies.

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

If the insurance that we or our property owners carry does not sufficiently cover damage or other potential losses or liabilities to third parties involving properties that we manage, franchise or lease, our profits could be reduced.

We operate in certain areas where the risk of natural or climate-related disaster or other catastrophic losses exists, and the occasional incidence of such an event could cause substantial damage to us, our property owners or the surrounding area. We carry, and/or we require our property owners to carry, insurance from solvent insurance carriers that we believe is adequate for foreseeable first-party and third-party losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control, such as natural, climate-related and man-made disasters, geopolitical events that occurred in recent years or are currently occurring, social inflation claims, general inflation and cyber or data security incidents could limit the scope of the insurance coverage that we and our property owners can obtain or may otherwise restrict our or our property owners' ability to buy insurance coverage at reasonable rates. We anticipate increased costs of general liability and excess liability insurance across the portfolio in 2026 due to the significant losses that insurers suffered and continue to suffer globally in recent years. In the event of a substantial loss, the insurance coverage that we and/or our property owners carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property. Certain types of losses may be uninsurable or prohibitively expensive to insure. In addition, other types of losses or risks that we may face could fall outside of the general coverage terms and limits of our policies.

While Hilton procures a standalone terrorism property damage policy that covers leased hotels and other hotels that choose to participate, the U.S. Terrorism Risk Insurance Program (the "Program") also provides insurance capacity for terrorist acts and is currently authorized through December 31, 2027. If the Program is not extended or renewed upon its expiration in 2027, or if there are changes to the Program that would negatively affect insurance carriers, premiums for terrorism insurance coverage will likely increase and/or the terms of such insurance may be materially amended to increase stated exclusions or to otherwise effectively decrease the scope of coverage available, perhaps to the point where it is effectively unavailable.

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

As one of the world's largest global hospitality companies, with hotels and resorts in 143 countries and territories, we are subject to the physical effects of climate change, including sea level rise, droughts and intensified storms and other weather events. Damage to our hotels resulting from the physical effects of climate change could lower demand for travel to certain locales and affect the performance of certain of our hotels, which could in turn have a negative impact on our results of operations.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to sustainability matters, that could increase costs or expose us to reputational and other risks.

We are subject to the evolving rules and regulations with respect to sustainability and governance matters of a number of governmental and self-regulatory bodies and organizations, including the SEC, the New York Stock Exchange ("NYSE"), the Financial Accounting Standards Board, the state of California, and the European Union, that could make compliance more difficult and uncertain. In addition, certain regulators, guests, investors, employees and other stakeholders continue to focus on sustainability matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention to comply with or meet those regulations and expectations. Developing and acting on sustainability initiatives and collecting, measuring and reporting sustainability related information and metrics can be costly, difficult and time consuming. Further, sustainability related information is subject to evolving reporting standards that continue to be introduced and/or amended in various states and jurisdictions, such as the European Union's Corporate Sustainability Reporting Directive, and complying with evolving global sustainability reporting regulations may be costly and complex. Our sustainability initiatives and goals could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy or completeness of our sustainability disclosures. Further, statements about our sustainability related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for revisions to these goals and, our competitors may have sustainability initiatives or programs that resonate more with guests and property owners than our initiatives do, which may cause reduced consumer demand at our hotel properties in favor of other brands. If our sustainability data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our sustainability goals on a timely basis, or at all, our reputation and financial results could be adversely affected.

Legal and Regulatory Risks

Governmental regulation may adversely affect our results and the operation of our properties.

In many jurisdictions, the hospitality industry is subject to extensive foreign or U.S. federal, state and local governmental regulations, including those relating to the offer and sale of franchises, marketing and advertising, consumer protection, the service of alcoholic beverages, the preparation and sale of food, building and zoning requirements, and data protection, cybersecurity and privacy. We and our third-party owners are also subject to licensing and regulation by foreign or U.S. state and local departments relating to health, sanitation, fire and safety standards, and to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. These requirements are complex and subject to frequent revision, with changes at the U.S. federal level often accompanying new U.S. presidential administrations. We or our third-party owners may be required to expend funds to meet foreign or U.S. federal, state and local regulations in connection with the construction, continued operation or remodeling of certain of our properties. The failure to meet the requirements of applicable regulations and licensing requirements, or publicity resulting from actual or alleged failures, could have an adverse effect on our results of operations. For instance, in 2010, we entered into a settlement with the U.S. Department of Justice related to compliance with the Americans with Disabilities Act ("ADA"). Although the bulk of our obligations under this settlement expired in 2015, certain managed and franchised hotels remain under an obligation to remove architectural barriers at their facilities. We have an obligation to have an independent consultant to monitor those barrier removal efforts. If we fail to comply with any of the requirements of the ADA, we could be subject to fines, penalties, injunctive action, reputational harm, guest, advocacy group or employee lawsuits, and other business effects that could materially and negatively affect our performance and results of operations.

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

We have a significant amount of indebtedness. As of December 31, 2025, our total indebtedness, excluding the deduction for unamortized deferred financing costs and discount, was approximately $12.5 billion, and our contractual debt maturities of our long-term debt for the years ending December 31, 2026, 2027 and 2028 are $25 million, $619 million and $12 million, respectively. Our substantial debt and other contractual obligations could have important consequences, including:

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

Our dividend policy may change at any time without notice to our stockholders. The declaration and payment of any future dividends is at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, limitations imposed by our indebtedness, legal requirements and other factors that our board of directors deems relevant. If we were to cease dividend payments, stockholders may not receive any return on an investment in our common stock unless they sell their common stock for a price greater than that which they paid for it.

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

While the full board of directors has overall responsibility for risk oversight, for cybersecurity matters, it is supported by its Audit Committee, which regularly reports to the full board of directors. The Audit Committee assists the board of directors in monitoring cybersecurity risk by receiving quarterly reports and as needed updates from the Chief Information Officer and the CISO, that cover, among other things, our information security framework, risk mitigation procedures, threat assessment, response readiness and cybersecurity training efforts.

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

Cybersecurity Strategy and Risk Management

The GIS team leverages several mechanisms to continuously identify and assess cybersecurity risks across the Company and utilizes a GRC platform to monitor identified risks and mitigation and remediation activities. The GIS team uses defined industry accepted risk management and controls frameworks to determine the likelihood and potential impact of each risk. Monitoring activities are designed and executed based on the materiality of the assessed likelihood and magnitude of impact of the risks that are identified. The GIS team, with the assistance of third-party consultants, performs application security reviews, penetration tests and gap assessments against certain cybersecurity frameworks. Management reviews any assessments performed by the third-party consultants and determines the final evaluations and communication plan, which the GIS team executes.

In the event of a reported potential cybersecurity incident, a first response team, which includes leaders of the GIS team, other members of management and the legal team, determines without undue delay whether it is a QCI as defined in the CIRP. If an incident is determined to be a QCI, the defined process included in the CIRP is initiated and such incident is communicated to the designated leadership team, including Hilton's general counsel. Further, appointed leaders collaborate on determining if the incident is material, as well as the resulting response, including any legal and financial reporting obligations of the Company. Information is also provided to additional members of senior management as appropriate. The remediation plan for the QCI is entered within Hilton's GRC platform and monitored regularly and reviewed at least monthly to ensure effective implementation; depending upon the type of incident, additional reporting may be produced and monitored by the GIS team to ensure the effectiveness of the remediation plan. All cybersecurity incidents are tracked within our incident response platform, regardless of the potential materiality of the impact.

We also have a process in place to manage cybersecurity risks associated with third-party service providers. However, we rely on the third parties we use to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.

As of the date of this report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. However, as discussed under "Part I—Item 1A. Risk Factors," specifically the risks titled "Failures in, material damage to or interruptions in our information technology systems, software or websites, including as a result of cyber-attacks on our systems or systems operated by third parties that provide operational and technical services to us, costs associated with protecting the integrity and security of personal data and other sensitive information and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations" and "Cyber-attacks could have a disruptive effect on our business," the sophistication of cyber threats, including those perpetrated through the use of AI, continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

Item 2.        Properties

Hotel Properties

Joint Venture Hotels

As of December 31, 2025, we had a minority or noncontrolling financial interest in the entities that own or lease the following 4 properties, representing 1,630 rooms, and we manage each of the hotels for these entities. We have a right of first refusal to purchase additional equity interests in certain of these joint ventures.

Property	Location	Ownership Percentage	Rooms
Hilton Hotels & Resorts
Hilton Tokyo Bay	Urayasu-shi, Japan	24%	828
Hilton Nagoya	Nagoya, Japan	24%	460
Hilton Mauritius Resort & Spa	Flic-en-Flac, Mauritius	20%	193
Hilton Imperial Dubrovnik	Dubrovnik, Croatia	18%	149

Leased Hotels

As of December 31, 2025, we leased the following 42 hotels, representing 13,657 rooms.

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

Corporate Headquarters and Regional Offices

Our corporate headquarters is located at 7930 Jones Branch Drive, McLean, Virginia 22102, which is under a lease agreement that expires in April 2037. We also own or lease corporate offices or centralized operations centers in Memphis, Tennessee; Glasgow, Scotland (Europe); Watford, England (Europe); Dubai, United Arab Emirates (Middle East and Africa ("MEA")); Singapore (Asia Pacific); Tokyo, Japan (Asia Pacific); Shanghai, China (Asia Pacific); and Mexico City, Mexico (Americas, excluding U.S.). Additionally, we have support operations and other commercial services at a leased office in Addison, Texas. We believe that our existing office properties are in good condition and are sufficient and suitable for the conduct of our business. In the event we need to expand our operations, or upon expiration of our current leases, we believe that suitable space will be available on commercially reasonable terms.

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

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities

Market Information and Dividends

Our common stock is listed for trading on the NYSE under the symbol "HLT." As of December 31, 2025, there were 9 holders of record of our common stock, which does not include a substantially greater number of beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

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

Performance Graph

The following graph compares Hilton's cumulative total stockholder return since December 31, 2020 with the Standard and Poor's ("S&P") 500 Index ("S&P 500") and the S&P Hotels, Resorts & Cruise Lines Index ("S&P Hotel"). The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2020. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Hilton	$100.00	$140.20	$113.95	$164.86	$224.40	$261.39
S&P 500	100.00	128.68	105.36	133.03	166.28	195.98
S&P Hotel	100.00	119.84	90.79	150.99	199.57	226.60

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended December 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
October 1, 2025 to October 31, 2025	981,998	$262.63	981,998	$1,765
November 1, 2025 to November 30, 2025	720,835	268.59	720,835	1,571
December 1, 2025 to December 31, 2025	1,075,679	283.87	1,075,679	1,266
Total	2,778,512	272.40	2,778,512
____________
(1)Includes commissions paid.
(2)Our stock repurchase program, which was initially announced in February 2017 and subsequently increased in November 2017, February 2019, March 2020, November 2022, November 2023, and November 2024, allows for the repurchase of up to a total of $14.5 billion of our common stock. In January 2026, our board of directors authorized an additional $3.5 billion for share repurchases under our stock repurchase program. Under this publicly announced program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.         [Reserved]

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

For the discussion of the financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 6, 2025, which is incorporated herein by reference.

Overview

Our Business

Hilton is one of the largest global hospitality companies, with 9,158 properties comprising 1,351,351 rooms in 143 countries and territories as of December 31, 2025. Our premier brand portfolio includes luxury, lifestyle, full service, focused service and all-suites hotel brands, as well as timeshare brands. As of December 31, 2025, we had 243 million members in our award-winning guest loyalty program, Hilton Honors, an increase of 15 percent from December 31, 2024.

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

We conduct business in three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S., which represented 64 percent of our system-wide hotel rooms as of December 31, 2025, is included in the Americas region, it is often analyzed separately and apart from the Americas region and, as such, it is presented separately within our hotel operating statistics in "—Results of Operations." The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and MEA, which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within our hotel operating statistics in "—Results of Operations." The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

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

In addition to our current hotel portfolio, we are focused on the growth of our business by expanding our global hotel network through our development pipeline, which represents hotels that we expect to add to our system in the future. The following table summarizes our development activity:

	As of or for the Year Ended December 31, 2025
	Hotels	Rooms(1)
Hotel system
Openings	796	97,000
Net additions(2)	702	81,100

Development pipeline
Additions	1,073	139,200
Count as of period end(3)	3,703	520,500
____________
(1)Rounded to the nearest hundred.
(2)Represents room additions, net of rooms removed from our system. Net unit growth for the year ended December 31, 2025 was 6.7 percent.
(3)The hotels in our development pipeline were under development throughout 129 countries and territories, including 26 countries and territories where we had no existing hotels, with almost half of the rooms under construction and more than half of the rooms located outside of the U.S. Rooms under construction include rooms for hotels under construction or operating hotels that are in the process of conversion to our system. Nearly all of the rooms in our development pipeline will be in our management and franchise segment upon opening. We do not consider any individual development project to be material to us.

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

•Ownership. Represents revenues derived from the operations of our consolidated hotels, including hotel room sales, accommodations sold in conjunction with other services, food and beverage sales and other ancillary goods and services. These revenues are primarily derived from two categories of customers: transient and group. Transient guests are individual travelers who are traveling for business or leisure. Group guests are travelers who are traveling for group events that reserve rooms for meetings, conferences or social functions, and may be sponsored by corporate, social, military, educational, religious or other organizations or associations. Group business usually includes a block of room accommodations, as well as other ancillary services, such as meeting facilities and catering and banquet services. A majority of our food and beverage sales and other ancillary goods and services are provided to customers who are also occupying rooms at our hotels. As a result, occupancy affects all components of our ownership revenues.

•Other revenues. Represents revenues primarily generated by our purchasing operations.

•Cost reimbursement revenues. Represents amounts that are contractually reimbursed to us by property owners, either directly as costs are incurred or indirectly through monthly program fees, for certain costs and expenses supporting the operations of the related properties. The direct reimbursements by property owners are primarily for payroll and related costs if the managed hotel employees are legally employed by us. We have no legal responsibility for the employee liabilities related to certain of our managed properties, predominately those located outside of the U.S., where we are not the legal employer, as well as the employees or the liabilities associated with operating franchised properties or strategic partner hotels. Revenues and expenses for these direct reimbursements have no net effect on operating income (loss) or net income (loss). For the indirect reimbursements, Hilton collects monthly program fees from our managed and franchised properties, which are based on the underlying hotel's sales or usage. The program fees serve as reimbursement for the costs related to the operation of our marketing, sales and brand programs and shared services. Hilton collects program fees from strategic partner hotels when a stay that was reserved using our booking channels is completed. Indirect reimbursements also include revenues related to our Hilton Honors guest loyalty program, which are primarily derived from payments from hotel franchisees and third-party owners of hotels we manage that participate in the program, as well as strategic partners, including strategic partner hotels. We are contractually required to use these fees that we collect solely for these programs.

Factors Affecting our Revenues

The following factors affect the revenues we derive from our operations:

•Consumer demand and global economic conditions. Consumer demand for our products and services, as well as the products and services of the third parties from which we earn licensing fees, is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Among other factors, declines in consumer demand due to adverse general economic conditions, risks reducing or otherwise negatively affecting travel patterns, lower consumer confidence and adverse geopolitical conditions can reduce the amount of management and franchise fees we are able to generate and/or reduce the revenues and profitability of the operations of our consolidated hotels. Further, competition for hotel guests and the supply of hotel services affect our ability to sustain or increase rates charged to customers of our hotels. Also, declines in hotel profitability during an economic downturn directly affect the incentive portion of our management fees, which is based on hotel profitability measures. As a result, changes in consumer demand and general business cycles have historically subjected and could in the future subject our revenues to significant volatility.

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

Expenses

Principal Components

We primarily incur the following expenses:

•Ownership. Reflects the operating expenses of our consolidated hotels, including room expenses, food and beverage costs, other support costs and property expenses. Room expenses include compensation costs for housekeeping, laundry and front desk staff, as well as supply costs for guest room amenities and laundry. Food and beverage costs include costs for wait and kitchen staff and food and beverage inventory. Other support expenses include costs associated with property-level management, utilities, sales and marketing, operating hotel spas, operating telephones, parking and other guest recreation, entertainment and other services. Property expenses include property taxes, repairs and maintenance, rent and insurance.

•Depreciation and amortization. These are non-cash expenses that primarily consist of: (i) amortization of capitalized software costs; (ii) depreciation and amortization of property and equipment, including our finance lease right-of-use ("ROU") assets, such as buildings and furniture and equipment that are used in corporate operations or at our consolidated hotels; (iii) amortization of management and franchise contracts acquired from third parties and (iv) amortization of intangible assets that were recorded at their fair value at the time of the 2007 transaction whereby we became a wholly owned subsidiary of affiliates of Blackstone Inc. (the "Merger"). As of January 1, 2023, the only remaining finite-lived intangible assets resulting from the Merger related to leases, international management contracts and our Hilton Honors guest loyalty program. The assets related to the international management contracts and Hilton Honors, which both had useful lives of 16 years, were fully amortized during the year ended December 31, 2023.

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

•Reimbursed expenses. Represents certain costs and expenses that are contractually reimbursed to us by property owners, primarily for (i) payroll and related costs for hotels that we manage where the employees are legally employed by us and (ii) expenses related to our marketing, sales, brands and shared services programs. We are contractually required to use these fees solely for these programs. We have no legal responsibility for the employees or the liabilities associated with operating franchised properties, strategic partner hotels or certain of our managed hotels, predominately those located outside of the U.S. Reimbursed expenses also includes expenses for the operation of our Hilton Honors guest loyalty program as well as credit losses for estimated uncollectible Hilton Honors and program fees.

Factors Affecting our Costs and Expenses

The following are principal factors that affect the costs and expenses we incur in the course of our operations:

•Fixed expenses. Many of the expenses associated with our consolidated hotels are relatively fixed. These expenses include personnel costs, rent, property taxes, insurance and utilities. If we are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have an adverse effect on our net cash flows and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results of our ownership segment more significantly than the results of our management and franchise segment due to the high fixed costs associated with operating a leased hotel. Employees at some of our consolidated hotels are parties to collective bargaining agreements that may also limit our ability to make timely staffing or labor changes in response to declining revenues. In addition, any efforts to reduce costs, including the deferral or cancellation of capital improvements, could adversely affect the economic value of our hotels and brands. Additionally, the general and administrative expenses of operating a global business also include fixed personnel costs, rent, property taxes, insurance and utilities. The effectiveness of any cost-cutting efforts related to leasing hotels or corporate operations is limited by the amount of inherent fixed costs. However, we have taken steps to manage our fixed costs to levels we believe are appropriate to maximize profitability and respond to market conditions, while continuing to optimize value for the experiences of our customers, owners and Hilton employees, which supports the long-term sustainability of our brands and business.

•Changes in depreciation and amortization expenses. We capitalize costs associated with certain software development projects and, as those projects are completed and placed into service, amortization expense will increase. As the finite-lived intangible assets that were recorded at the Merger become fully amortized, amortization expense will decrease. As of December 31, 2025, the only remaining finite-lived intangible assets that resulted from the Merger were those related to leases, as included in other intangible assets. We capitalize management and franchise contract intangible assets acquired from third parties and amortize the amounts over their useful lives. Additionally, changes in depreciation expense may be driven by renovations of existing consolidated hotels, acquisition or development of new hotels, the disposition of existing consolidated hotels or corporate facilities through sale, closure or lease termination, lease renewals, expenditures related to our corporate facilities or changes in estimates of the useful lives of our assets. As we place new assets into service, we will be required to recognize additional depreciation expense on those assets. If we are required to recognize impairment losses related to our depreciable assets or finite-lived intangible assets, the related depreciation or amortization expense, respectively, will decrease.

Other Items

Effect of foreign currency exchange rate fluctuations

Significant portions of our operations are conducted in functional currencies other than our reporting currency, which is USD, and we have assets and liabilities, including those that are payable or receivable by consolidated subsidiaries, denominated in a variety of foreign currencies. As a result, we are required to translate the results of those operations, assets and liabilities from their functional currency into USD at market-based foreign currency exchange rates for each reporting period. When comparing our results of operations between reporting periods, there may be material portions of the changes in our revenues or expenses that are derived from fluctuations in foreign currency exchange rates experienced between those periods. We hedge foreign currency exchange-based cash flow variability of certain of our fees using foreign currency forward contracts designated as hedging instruments. We also hold short-term foreign currency forward contracts to offset exposure to fluctuations in certain of our foreign currency denominated cash balances and intercompany financing arrangements, and we have not elected to designate these forward contracts as hedging instruments.

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

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that were active and operating in our system for at least one full calendar year and were open January 1st of the previous year. We exclude hotels that have undergone a change in brand or ownership type or a large-scale capital project during the current or comparable periods or otherwise do not have available comparable results, such as those that have sustained substantial property damage or encountered business interruption. We exclude strategic partner hotels from our comparable hotels. Of the 9,044 hotels in our system as of December 31, 2025, 509 hotels were strategic partner hotels and 6,162 hotels were classified as comparable hotels. Our 2,373 non-comparable hotels as of December 31, 2025 included (i) 1,281 hotels that were added to our system after January 1, 2024 or that have undergone a change in brand or ownership type during the current or comparable periods reported and (ii) 1,092 hotels that were removed from the comparable group for the current or comparable periods reported because they underwent or are undergoing large-scale capital projects, sustained substantial property damage, encountered business interruption or comparable results were otherwise not available for them.

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

References to occupancy, ADR and RevPAR are presented on a comparable basis, based on the comparable hotels as of December 31, 2025, and references to ADR and RevPAR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the years ended December 31, 2025 and 2024 use foreign currency exchange rates for the year ended December 31, 2025.

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

Adjusted EBITDA is not a recognized term under U.S. generally accepted accounting principles ("GAAP") and should not be considered as an alternative, either in isolation or as a substitute, for net income (loss) or other measures of financial performance or liquidity, including cash flows, derived in accordance with GAAP. Further, Adjusted EBITDA has limitations as an analytical tool, including:

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

Results of Operations
The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Year Ended	Change
	December 31, 2025	2025 vs. 2024
System-wide
Occupancy	71.5%	(0.1)%	pts.
ADR	$159.89	0.5%
RevPAR	$114.39	0.4%

U.S.
Occupancy	72.0%	(0.5)%	pts.
ADR	$169.28	—%
RevPAR	$121.91	(0.8)%

Americas (excluding U.S.)
Occupancy	68.3%	0.5%	pts.
ADR	$153.79	4.4%
RevPAR	$105.06	5.1%

Europe
Occupancy	74.3%	0.8%	pts.
ADR	$168.43	1.8%
RevPAR	$125.13	2.9%

MEA
Occupancy	72.8%	4.2%	pts.
ADR	$192.15	5.0%
RevPAR	$139.89	11.5%

Asia Pacific
Occupancy	68.7%	0.4%	pts.
ADR	$104.62	0.5%
RevPAR	$71.86	1.1%

System-wide RevPAR increased during the year ended December 31, 2025, supported by an improvement in system-wide ADR, which included the impact of inflation. In the U.S., RevPAR was impacted by a decrease in inbound international travel, as well as macroeconomic uncertainty which led to a decline in business travel. The increase in RevPAR in the Americas region, excluding the U.S., was attributable to increases in inbound leisure and group travel. The increase in RevPAR in Europe was primarily driven by increases in leisure and group travel. The RevPAR increase in MEA was primarily driven by increased leisure travel, mostly attributable to special regional events, and increases in group and business demand. RevPAR in Asia Pacific increased due to growth in countries and territories outside of China, specifically in leisure and group demand, partially offset by a decrease in RevPAR in China due to a decline in group and business travel.

The table below provides a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
	2025	2024
	(in millions)
Net income	$1,461	$1,539
Interest expense	620	569
Income tax expense	611	244
Depreciation and amortization expenses	177	146
Gain on sales of assets, net	—	(5)
Loss on foreign currency transactions	11	12
Loss on debt guarantees(1)	—	50
FF&E replacement reserves	73	57
Share-based compensation expense	170	176
Amortization of contract acquisition costs	57	50
Cost reimbursement revenues(2)	(7,085)	(6,428)
Reimbursed expenses(2)	7,550	6,985
Other adjustments(3)	80	34
Adjusted EBITDA	$3,725	$3,429
____________
(1)Amount includes losses on debt guarantees for certain hotels that we manage; refer to Note 19: "Commitments and Contingencies" in our consolidated financial statements for additional information.
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
(3)Amount for the year ended December 31, 2025 includes expected future credit losses on financing receivables. Amount for the year ended December 31, 2024 includes transaction costs resulting from the amendment of our credit agreement governing the senior secured term loan facilities (the "Term Loans") and transaction costs incurred for acquisitions. Amounts for both periods also include losses for the full or partial settlement of certain pension plans, restructuring costs related to certain leased hotels, severance and other items, including non-cash charges, such as net losses (gains) related to certain of our investments in unconsolidated affiliates.

Revenues

	Year Ended December 31,		Percent Change
	2025	2024	2025 vs. 2024
	(in millions)
Franchise and licensing fees	$2,780	$2,600	6.9

Base and other management fees	$376	$369	1.9
Incentive management fees	313	290	7.9
Total management fees	$689	$659	4.6

The increase in franchise fees and management fees included a net increase of $60 million and $11 million, respectively, during the year ended December 31, 2025 as a result of net hotel additions between the periods.

The currency neutral increase of $8 million in franchise fees at our comparable franchised hotels during the year ended December 31, 2025 was largely attributable to increases of in-place rates charged to hotels, partially offset by a decrease in fees due to a decrease in RevPAR. RevPAR at our comparable franchised hotels decreased 0.8 percent, due to decreases in occupancy of 0.4 percentage points and ADR of 0.2 percent.

Licensing fees increased $104 million primarily as a result of an increase in fees from our strategic partnerships, predominantly resulting from activity under our co-branded credit card arrangements, and HGV. Increased fees from HGV were the result of increased timeshare revenues earned by HGV, inclusive of the impact of adding new timeshare properties to our system between the periods.

Management fees from comparable properties increased $29 million, on a currency neutral basis, as a result of an increase in RevPAR at our comparable managed hotels of 3.9 percent due to increases in occupancy of 1.0 percentage points and ADR of 2.3 percent. The increase in management fees from comparable properties was partially offset by a decrease of $12 million in termination fees received from hotels that exited our system.

	Year Ended December 31,		Percent Change
	2025	2024	2025 vs. 2024
	(in millions)
Ownership revenues	$1,233	$1,255	(1.8)

The $22 million decrease in ownership revenues included a currency neutral decrease of $64 million, partially offset by a $42 million increase resulting from favorable fluctuations in foreign currency exchange rates.

Revenues from our comparable leased hotels increased $17 million, on a currency neutral basis, as a result of an increase in RevPAR of 3.9 percent due to increases in occupancy of 1.4 percentage points and ADR of 2.0 percent. The currency neutral decrease in revenues from our non-comparable leased hotels of $81 million included a decrease of $101 million due to hotels that exited our system or changed ownership types between the periods, partially offset by an increase of $29 million related to hotels that were previously under renovation or had business disruption in the prior period.

	Year Ended December 31,		Percent Change
	2025	2024	2025 vs. 2024
	(in millions)
Other revenues	$252	$232	8.6

The increase in other revenues was primarily due to an increase in vendor rebates for activity related to our purchasing operations.

Operating Expenses

	Year Ended December 31,		Percent Change
	2025	2024	2025 vs. 2024
	(in millions)
Ownership expenses	$1,094	$1,126	(2.8)

The $32 million decrease in ownership expenses included a decrease of $69 million, on a currency neutral basis, partially offset by a $37 million increase resulting from unfavorable fluctuations in foreign currency exchange rates.
Ownership expenses for our non-comparable leased hotels decreased $70 million, on a currency neutral basis, and include a decrease of $96 million due to hotels that exited our system or changed ownership types between the periods, partially offset by an increase of $24 million related to hotels that were previously undergoing renovations or had business disruption in the prior period.

	Year Ended December 31,		Percent Change
	2025	2024	2025 vs. 2024
	(in millions)
Depreciation and amortization expenses	$177	$146	21.2
General and administrative expenses	393	415	(5.3)
Other expenses	132	137	(3.6)

The increase in depreciation and amortization expenses was primarily related to software placed in service between the periods.

The decrease in general and administrative expenses was primarily driven by lower general corporate costs.

The decrease in other expenses was primarily due to decreased procurement volume from our purchasing operations with properties outside of our system.

Non-operating Income and Expenses

	Year Ended December 31,		Percent Change
	2025	2024	2025 vs. 2024
	(in millions)
Interest expense	$(620)	$(569)	9.0
Loss on foreign currency transactions	(11)	(12)	(8.3)
Other non-operating income (loss), net	10	(6)	NM⁽¹⁾
Income tax expense	(611)	(244)	NM⁽¹⁾
____________
(1)Fluctuation in terms of percentage change is not meaningful.

In both March 2024 and September 2024, we issued $1.0 billion Senior Notes (the "March 2024 Senior Notes issuance" and the "September 2024 Senior Notes issuance," respectively) for a total aggregate principal amount of $2.0 billion for the year ended December 31, 2024. In May 2025, we repaid, at maturity, all $500 million in aggregate principal amount of the 5.375% Senior Notes due 2025 (the "May 2025 Senior Notes"). In July 2025, we issued $1.0 billion Senior Notes (the "July 2025 Senior Notes issuance"). See Note 10: "Debt" in our consolidated financial statements for additional information.

The increase in interest expense was primarily attributable to an increase of $85 million due to the March 2024 Senior Notes issuance, the September 2024 Senior Notes issuance and the July 2025 Senior Notes issuance. The increase was partially offset by a decrease in interest expense of $19 million due to the repayment of the May 2025 Senior Notes and a decrease of $19 million on the unhedged portion of our Term Loans primarily as a result of decreases in one-month Secured Overnight Financing Rate ("SOFR") for the comparable periods.

The net losses on foreign currency transactions are a result of changes in foreign currency exchange rates, including on certain intercompany financing arrangements, such as short-term cross-currency intercompany loans, as well as transactions denominated in foreign currencies.

The net change in other non-operating income (loss), net was primarily driven by a decrease in losses on debt guarantees for certain hotels that Hilton manages, which were recognized during the year ended December 31, 2024, partially offset by a loss on an investment in an unconsolidated affiliate recognized during the year ended December 31, 2025. See Note 19: "Commitments and Contingencies" in our consolidated financial statements for additional information.

The increase in income tax expense was primarily attributable to the $270 million tax benefit recognized during the year ended December 31, 2024 for the tax claim for increased foreign tax basis for certain brand assets, as well as a $72 million increase to income tax expense attributable to the increase in income before income taxes for the year ended December 31, 2025.

Segment Results

As of December 31, 2025, our management and franchise segment included 873 managed and 8,239 franchised and licensed properties, which included 114 timeshare and 509 strategic partner hotels, consisting of 1,336,064 total rooms, and our ownership segment included 46 hotels consisting of 15,287 total rooms. Refer to Note 18: "Business Segments" in our consolidated financial statements for reconciliations of revenues for our reportable segments to consolidated total revenues and of segment Adjusted EBITDA to consolidated income before income taxes.

Franchise and licensing fees and total management fees, including fees charged to our ownership segment and excluding amortization of contract acquisition costs, reflects our management and franchise segment revenues and segment Adjusted EBITDA. Our ownership segment Adjusted EBITDA reflects revenues from consolidated hotels within our ownership segment, less (i) ownership expenses, excluding FF&E replacement reserves expenses, share-based compensation expenses and certain other items, less (ii) fees charged by our management and franchise segment to our ownership segment, plus (iii) income (loss) from hotels owned or leased by entities in which we own a noncontrolling financial interest. For the year ended December 31, 2025, refer to "—Revenues" for further discussion of the changes in our franchise and licensing fees and total management fees as well as for further discussion of the changes in revenues from our ownership segment. Refer to "—Operating Expenses" for further discussion of the changes in our ownership segment expenses.

Liquidity and Capital Resources

Overview

As of December 31, 2025, we had total cash and cash equivalents of $970 million, including $52 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents is related to cash collateral and cash held for FF&E reserves.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including:

•costs associated with the management and franchising of hotels, including those costs related to our Hilton Honors program, marketing, sales and brand programs and shared services;

•corporate expenses;

•payroll and compensation costs;

•taxes and compliance costs;

•scheduled debt maturities and interest payments on our outstanding indebtedness, which, excluding finance lease liabilities, are estimated to be approximately $611 million in 2026;

•lease payments under our finance and operating leases, which include minimum lease payments that are estimated to be approximately $40 million and $156 million, respectively, in 2026;

•costs, other than compensation and lease payments that are noted separately, associated with the operations of consolidated hotels within our ownership segment, including, but not limited to, utilities and operating supplies;

•committed contract acquisition costs;

•capital and maintenance expenditures for required renovations and maintenance at the consolidated hotels within our ownership segment;

•corporate capital and information technology expenditures;

•dividends as declared; and

•share repurchases.

Our known long-term liquidity requirements primarily consist of funds necessary to pay for:

•scheduled debt maturities and interest payments on our outstanding indebtedness, which, excluding finance lease liabilities, are estimated to total an aggregate of $14.9 billion after December 31, 2026;

•lease payments under our finance and operating leases, which include minimum lease payments that are estimated to total an aggregate of $572 million and $906 million, respectively, after December 31, 2026;

•committed contract acquisition costs;

•capital improvements to the consolidated hotels within our ownership segment;

•corporate capital and information technology expenditures;

•dividends as declared;

•share repurchases; and

•commitments to owners in our management and franchise segment made in the normal course of business for which we are reimbursed by these owners through Hilton Honors and program fees to operate our Hilton Honors program, marketing, sales and brand programs and shared services.

During the year ended December 31, 2025, we repurchased approximately 12.5 million shares of our common stock for $3.2 billion, excluding the excise tax on share repurchases. As of December 31, 2025, approximately $1.3 billion remained available for share repurchases under our stock repurchase program. In January 2026, our board of directors authorized an additional $3.5 billion for share repurchases under our stock repurchase program.

In circumstances where we have the opportunity to support our strategic objectives, we may provide guarantees or other commitments, as necessary, to owners of hotels that we currently or in the future will manage or franchise or other third parties. See Note 19: "Commitments and Contingencies" in our consolidated financial statements for additional information on our commitments and contingencies that were outstanding as of December 31, 2025.

We have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases. Within the framework of our investment policy, we intend to finance our business activities primarily with cash on our balance sheet as of December 31, 2025, cash generated from our operations and, as needed, the use of the available capacity of our senior secured revolving credit facility (the "Revolving Credit Facility"). We have continued access to debt markets and have obtained, and expect to continue to be able to obtain, financing as a source of liquidity as required and to extend maturities of existing borrowings, if necessary. Additionally, we may from time to time pre-sell Hilton Honors points through strategic partnership arrangements as a source of liquidity.

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

We have in the past, and may, from time to time, in the future issue or incur or increase our capacity to incur new debt and/or purchase our outstanding debt through underwritten offerings, open market transactions, privately negotiated transactions or otherwise. Issuances or incurrence of new debt (or an increase in our capacity to incur new debt) and/or purchases or retirements of outstanding debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Year Ended December 31,		Percent Change
	2025	2024	2025 vs. 2024
	(in millions)
Net cash provided by operating activities	$2,129	$2,013	5.8
Net cash used in investing activities	(190)	(446)	(57.4)
Net cash used in financing activities	(2,348)	(1,045)	NM⁽¹⁾
____________
(1)Fluctuation in terms of percentage change is not meaningful.

Operating Activities

Cash flows from operating activities were primarily generated from management, franchise and licensing fee revenue. The increase in net cash inflows during the period included an increase in cash inflows generated from franchise and licensing fees, discussed in "—Revenues." Additionally, there was a decrease in cash outflows of $77 million for debt guarantee payments that were made during the year ended December 31, 2024. The increases to net cash provided by operating activities were partially offset by increases in cash paid for contract acquisition costs of $126 million and cash paid for interest of $86 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 primarily included cash flows related to the acquisitions of (i) the Graduate brand and the associated franchise contracts and (ii) a controlling financial interest in the Sydell Group, both completed during the year ended December 31, 2024. Net cash used in investing activities for both periods included: (i) capital expenditures for property and equipment related to corporate property and the renovation of certain consolidated hotels, and (ii) capitalized software costs that were related to various systems initiatives for the benefit of both our hotel owners and our overall corporate operations.

Financing Activities

The increase in net cash used in financing activities included (i) an aggregate $1.0 billion of cash outflows for the repayment of the May 2025 Senior Notes and the 5.750% Senior Notes due 2028 during the year ended December 31, 2025, (ii) an aggregate cash inflow of $2.0 billion from the March 2024 Senior Notes issuance and the September 2024 Senior Notes issuance during the year ended December 31, 2024, and (iii) a $289 million increase in cash outflows for share repurchases, inclusive of payments made for excise taxes. The increase in net cash used was partially offset by cash inflows of $1.0 billion from the July 2025 Senior Notes issuance and $1.0 billion from the issuance of the 5.500% Senior Notes due 2034 in December 2025.

Debt and Borrowing Capacity

As of December 31, 2025, our total indebtedness, excluding the deduction for unamortized deferred financing costs and discount, was approximately $12.5 billion. No debt amounts were outstanding under our Revolving Credit Facility as of December 31, 2025, which had an available borrowing capacity of $1,894 million after considering $106 million of letters of credit outstanding. For additional information on our total indebtedness and guarantees on our debt, refer to Note 10: "Debt" in our consolidated financial statements.

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

In addition to the Hilton Honors fees we receive from property owners to operate the program, we earn fees from strategic partnerships, including co-branded credit card arrangements, for a license to use our IP and the issuance of points. The allocation of the overall fees from the strategic partnerships between the IP license and the points issued is based on their estimated standalone selling prices. The estimated standalone selling price of the IP license is determined using a relief-from-royalty valuation method incorporating statistical formulas based on factors that require significant judgment, including estimates of the usage of the strategic partner's goods or services, an appropriate royalty rate and a discount rate applied to the projected cash flows. The estimated standalone selling price of the points issued under the strategic partnerships, which will be used for future reward redemptions, is calculated using a discounted cash flow analysis with the same assumptions as the point redemption liability discussed above, adjusted for an appropriate margin.

Changes in our estimates and assumptions that are used to determine our estimated cost per point and the allocation of fees from strategic partnerships between the IP license fee and the points could result in material changes in the balances of our liability for guest loyalty program and deferred revenues in our consolidated balance sheet. Further, the estimates and assumptions used for the allocation of fees from strategic partnerships could result in material changes to our licensing fees and cost reimbursement revenues recognized in our consolidated statement of operations.

Income Taxes

We regularly review our deferred tax assets to assess their potential realization and establish valuation allowances for portions of such assets that we believe will not be ultimately realized. In performing this review, we consider all positive and negative evidence available, including, but not limited to, estimates and assumptions regarding projected future taxable income, the expected timing of reversals of existing temporary differences and the implementation of tax planning strategies, all of which require significant use of judgment. A change in these assumptions may increase or decrease our valuation allowances resulting in an increase or decrease in our effective tax rate, respectively, which could materially affect our consolidated financial statements. Refer to Note 13: "Income Taxes" for information on the balances of our deferred tax assets and respective valuation allowances as of December 31, 2025.

We record the benefits of income tax positions by recognizing the largest amount of income tax benefit more-likely-than-not to be realized upon resolution. Estimating this benefit involves, but is not limited to, interpreting complex tax laws in the multiple jurisdictions where we operate, evaluating the technical merits of each tax position and assessing amounts we would ultimately accept in a negotiated settlement with the tax authorities, if applicable. The complexities and judgment involved in estimating the Company's income tax positions could result in payments materially different than the liabilities previously recognized for such expected payments. Additionally, as new information becomes available (e.g., legislative changes or administrative rulings), changes in the Company's judgment and assumptions could result in adjustments to our existing income tax position recognition. Changes to these assumptions and estimates may increase or decrease our existing liabilities, resulting in additional income tax expense or benefit, respectively, which could materially affect our consolidated financial statements.

Legal Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. An estimated loss from a loss contingency is accrued as a charge to income if it is probable and the amount of the loss can be reasonably estimated. Significant judgment is required when we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss in determining whether an accrual of an estimated loss is appropriate. Changes in these factors could materially affect our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in the one-month SOFR, the benchmark rate for which the interest rate of the majority of our variable-rate indebtedness is based on, and foreign currency exchange rates. These rate changes may affect future income, cash flows and the fair value of the Company, its assets and its liabilities. In certain situations, we may seek to reduce volatility associated with changes in interest rates and foreign currency exchange rates by entering into derivative financial instruments intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial instruments to the extent they meet our objectives to reduce volatility in our results of operations and cash flows, and we do not use derivatives for speculative purposes.

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate indebtedness. Our primary sensitivity in 2025 was to changes in one-month SOFR, as the interest rates on our Term Loans, which represent the majority of our variable-rate indebtedness, were based on this benchmark rate. We use an interest rate swap in order to maintain what we believe to be an appropriate level of exposure to interest rate variability. As of December 31, 2025, we held an interest rate swap for a portion of the Term Loans, through which we receive one-month term SOFR and pay a fixed rate. For our fixed-rate indebtedness, a change in interest rates impacts the fair value but generally does not have an impact on our future results of operations and cash flows.

The following table sets forth the current carrying values of our contractual maturities, total fair values and interest rates as of December 31, 2025, for our financial instruments that are materially affected by interest rate risk, including long-term debt and our interest rate swap:

	Maturities by Period
	2026	2027	2028	2029	2030	Thereafter	Carrying Value	Fair Value
	(dollars in millions)
Long-term debt(1):
Fixed-rate long-term debt	$—	$600	$—	$1,350	$1,000	$6,050	$9,000	$8,922
Weighted average fixed interest rate(2)							4.86%
Variable-rate long-term debt	$—	$—	$—	$—	$3,119	$—	$3,119	$3,142
Variable interest rate(2)(3)							5.48%
Interest rate swap(4):
Variable to fixed	$1,600	$—	$—	$—	$—	$—	$1,600	$7
Variable interest rate receivable(3)							3.73%
Fixed interest rate payable							1.76%
____________
(1)The carrying values exclude the deduction for unamortized deferred financing costs and any applicable discounts, as well as all finance lease liabilities totaling $340 million as of December 31, 2025.
(2)The weighted average fixed interest rate is the weighted average of the actual rates and the variable interest rate is based on the market rate that was applicable as of December 31, 2025.
(3)The variable interest rate receivable on the interest rate swap excludes the fixed component of the variable interest rate on the long-term debt.
(4)The carrying value reflects the notional amount and the variable interest rate receivable is based on the market rate prevailing as of December 31, 2025. We measure our derivative instruments at fair value and, as of December 31, 2025, our interest rate swap was in an asset position.

Refer to Note 11: "Fair Value Measurements" in our consolidated financial statements for additional information on the fair value measurements of our long-term debt and interest rate swap.

Foreign Currency Exchange Rate Risk

We conduct business in various currencies and are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. Our principal exposure results from management and franchise fees earned in foreign currencies, as well as revenues and expenses from our international consolidated hotels. The value of these revenues and expenses could change materially in relation to the functional currencies of the exposed entities and to our reporting currency, USD. We also have exposure from our international financial assets and liabilities, including certain intercompany financing arrangements not deemed to be permanently invested, the value of which could change materially in relation to the functional currencies of the exposed entities.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.

Ernst & Young LLP (PCAOB ID: 42), the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025. The report is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Hilton Worldwide Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hilton Worldwide Holdings Inc.'s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hilton Worldwide Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows and noncontrolling interests and stockholders' equity (deficit) for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 11, 2026 expressed an unqualified opinion thereon.

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
February 11, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Hilton Worldwide Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hilton Worldwide Holdings Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows and noncontrolling interests and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2026 expressed an unqualified opinion thereon.

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
The Company had deferred revenues of $1,514 million and a liability for guest loyalty program of $2,913 million as of December 31, 2025 associated with the Hilton Honors guest loyalty and marketing program (the “Loyalty Program”). As discussed in Note 2 to the consolidated financial statements, the Company has a performance obligation to provide or arrange for the provision of goods or services, for free or at a discount, to Hilton Honors members in exchange for the redemption of points earned through participation in the Loyalty Program. The consideration for the Loyalty Program is received from hotel properties or other program partners at the time points are earned by Hilton Honors members. Such amounts are recognized as revenue when the related point obligation is satisfied based upon the estimated standalone selling price per point in excess of the related cost per point.

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

Accounting for Income Taxes
Description of the Matter
The Company recognized income tax expense of $611 million during the year ended December 31, 2025, and unrecognized tax benefits of $800 million as of December 31, 2025. As discussed in Note 2 to the consolidated financial statements, for all tax positions taken in a tax return, the Company will first determine whether it is more likely than not that a tax position will be sustained upon examination. If the Company determines that a position meets the more-likely-than-not recognition threshold, the benefit recognized in the financial statements is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

Auditing the accounting for income taxes is complex as a result of: (1) the judgment and estimation associated with both the identification and measurement of certain of the Company's unrecognized tax benefits taken by management, including its evaluation of the technical merits related to matters for which no reserves or partial reserves have been recorded, and (2) the significant estimation associated with the measurement of certain unrecognized tax benefits outstanding as of the balance sheet date.

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

To test the recognition of the Company’s unrecognized tax benefits and measurement of unrecognized tax benefits, we involved tax professionals with specialized skills and knowledge to assess the technical merits of certain of the Company’s tax positions and performed audit procedures that included, among others, evaluation of communications with relevant taxing authorities, evaluation of whether management appropriately considered new information that could significantly change the recognition, measurement or disclosure of the unrecognized tax benefits, and testing the assumptions used by management in estimating the valuation of associated liabilities.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.

Tysons, Virginia
February 11, 2026

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$918	$1,301
Restricted cash and cash equivalents	52	75
Accounts receivable, net of allowance for credit losses of $163 and $145	1,690	1,583
Prepaid expenses	219	193
Other	117	120
Total current assets (variable interest entities – $85 and $71)	2,996	3,272
Intangibles and Other Assets:
Goodwill	5,081	5,035
Brands	5,023	4,990
Management and franchise contracts, net	1,471	1,235
Other intangible assets, net	206	194
Operating lease right-of-use assets	577	567
Property and equipment, net	684	411
Deferred income tax assets	252	318
Other	484	500
Total intangibles and other assets (variable interest entities – $341 and $100)	13,778	13,250
TOTAL ASSETS	$16,774	$16,522
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$2,336	$2,124
Current maturities of long-term debt	25	535
Current portion of deferred revenues	858	664
Current portion of liability for guest loyalty program	1,289	1,377
Total current liabilities (variable interest entities – $47 and $51)	4,508	4,700
Long-term debt	12,338	10,616
Operating lease liabilities	730	735
Deferred revenues	1,648	1,300
Deferred income tax liabilities	322	322
Liability for guest loyalty program	1,624	1,597
Other	950	941
Total liabilities (variable interest entities – $340 and $110)	22,120	20,211
Commitments and contingencies – see Note 19
Redeemable Noncontrolling Interests	13	17
Equity (Deficit):
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 230,433,192 outstanding as of December 31, 2025 and 241,806,421 outstanding as of December 31, 2024	3	3
Treasury stock, at cost; 106,540,900 shares as of December 31, 2025 and 94,087,917 shares as of December 31, 2024	(14,428)	(11,256)
Additional paid-in capital	11,274	11,130
Accumulated deficit	(1,508)	(2,822)
Accumulated other comprehensive loss	(729)	(782)
Total Hilton stockholders' deficit	(5,388)	(3,727)
Noncontrolling interests	29	21
Total deficit	(5,359)	(3,706)
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (DEFICIT)	$16,774	$16,522

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Franchise and licensing fees	$2,780	$2,600	$2,370
Base and other management fees	376	369	342
Incentive management fees	313	290	274
Ownership	1,233	1,255	1,244
Other revenues	252	232	178
	4,954	4,746	4,408
Cost reimbursement revenues	7,085	6,428	5,827
Total revenues	12,039	11,174	10,235

Expenses
Ownership	1,094	1,126	1,141
Depreciation and amortization	177	146	147
General and administrative	393	415	408
Impairment losses	—	—	38
Other expenses	132	137	112
	1,796	1,824	1,846
Reimbursed expenses	7,550	6,985	6,164
Total expenses	9,346	8,809	8,010

Gain on sales of assets, net	—	5	—

Operating income	2,693	2,370	2,225

Interest expense	(620)	(569)	(464)
Loss on foreign currency transactions	(11)	(12)	(16)
Loss on investments in unconsolidated affiliate	—	—	(92)
Other non-operating income (loss), net	10	(6)	39

Income before income taxes	2,072	1,783	1,692

Income tax expense	(611)	(244)	(541)

Net income	1,461	1,539	1,151
Net income attributable to redeemable and nonredeemable noncontrolling interests	(4)	(4)	(10)
Net income attributable to Hilton stockholders	$1,457	$1,535	$1,141

Earnings per share:
Basic	$6.18	$6.20	$4.36
Diluted	$6.12	$6.14	$4.33

Cash dividends declared per share	$0.60	$0.60	$0.60

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$1,461	$1,539	$1,151
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $(14), $13 and $(4)	84	(53)	8
Pension liability adjustment, net of tax of $(6), $(6) and $1	17	22	(3)
Cash flow hedge adjustment, net of tax of $16, $7 and $10	(48)	(21)	(31)
Total other comprehensive income (loss)	53	(52)	(26)

Comprehensive income	1,514	1,487	1,125
Comprehensive income attributable to redeemable and nonredeemable noncontrolling interests	(4)	(3)	(9)
Comprehensive income attributable to Hilton stockholders	$1,510	$1,484	$1,116

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net income	$1,461	$1,539	$1,151
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of contract acquisition costs	57	50	43
Depreciation and amortization expenses	177	146	147
Impairment losses	—	—	38
Gain on sales of assets, net	—	(5)	—
Loss on foreign currency transactions	11	12	16
Loss on investments in unconsolidated affiliate	—	—	92
Share-based compensation expense	170	176	169
Amortization of deferred financing costs and discounts	19	17	16
Deferred income taxes	64	(247)	(264)
Contract acquisition costs, net of refunds	(231)	(105)	(233)
Changes in operating assets and liabilities:
Accounts receivable, net	(99)	(103)	(126)
Prepaid expenses	(23)	(67)	(27)
Other current assets	10	5	16
Accounts payable, accrued expenses and other	212	155	181
Change in deferred revenues	542	330	215
Change in liability for guest loyalty program	(61)	242	337
Change in other liabilities	(56)	(58)	284
Other	(124)	(74)	(109)
Net cash provided by operating activities	2,129	2,013	1,946
Investing Activities:
Capital expenditures for property and equipment	(101)	(96)	(151)
Cash paid for acquisitions, net of cash acquired	(4)	(236)	—
Issuance of financing receivables	(3)	(15)	(22)
Payments received on financing receivables	—	7	—
Settlements of undesignated derivative financial instruments	5	(7)	(26)
Proceeds from asset dispositions	—	8	5
Capitalized software costs	(84)	(102)	(96)
Investments in unconsolidated affiliates	(3)	(5)	(15)
Net cash used in investing activities	(190)	(446)	(305)
Financing Activities:
Borrowings	2,875	2,283	609
Repayment of debt	(1,916)	(330)	(183)
Debt issuance costs	(27)	(32)	(20)
Dividends paid	(143)	(150)	(158)
Repurchases of common stock, including excise tax payments	(3,182)	(2,893)	(2,338)
Share-based compensation tax withholdings	(72)	(72)	(54)
Proceeds from share-based compensation	76	93	51
Settlements of interest rate swap with financing component	41	56	53
Net cash used in financing activities	(2,348)	(1,045)	(2,040)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	3	(21)	(12)
Net increase (decrease) in cash, restricted cash and cash equivalents	(406)	501	(411)
Cash, restricted cash and cash equivalents, beginning of period	1,376	875	1,286
Cash, restricted cash and cash equivalents, end of period	$970	$1,376	$875

See notes to consolidated financial statements. For supplemental disclosures, see Note 13: "Income Taxes" and Note 20: "Supplemental Disclosures of Cash Flow Information."

HILTON WORLDWIDE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY (DEFICIT)
(in millions)

	Redeemable Noncontrolling Interests				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
		Common Stock		Treasury Stock		Accumulated Deficit		Noncontrolling Interests	Total
		Shares	Amount
Balance as of December 31, 2022	$—	267.9	$3	$(6,040)	$10,831	$(5,190)	$(706)	$4	$(1,098)
Net income	—	—	—	—	—	1,141	—	10	1,151
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	—	—	—	—	—	—	9	(1)	8
Pension liability adjustment	—	—	—	—	—	—	(3)	—	(3)
Cash flow hedge adjustment	—	—	—	—	—	—	(31)	—	(31)
Other comprehensive loss	—	—	—	—	—	—	(25)	(1)	(26)
Dividends	—	—	—	—	—	(158)	—	—	(158)
Repurchases of common stock(1)	—	(15.6)	—	(2,369)	—	—	—	—	(2,369)
Share-based compensation	—	1.2	—	16	137	—	—	—	153
Balance as of December 31, 2023	—	253.5	3	(8,393)	10,968	(4,207)	(731)	13	(2,347)
Acquisition date fair value of redeemable noncontrolling interests	22	—	—	—	—	—	—	—	—
Net income (loss)	(5)	—	—	—	—	1,535	—	9	1,544
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	—	—	—	—	—	—	(52)	(1)	(53)
Pension liability adjustment	—	—	—	—	—	—	22	—	22
Cash flow hedge adjustment	—	—	—	—	—	—	(21)	—	(21)
Other comprehensive loss	—	—	—	—	—	—	(51)	(1)	(52)
Dividends	—	—	—	—	—	(150)	—	—	(150)
Repurchases of common stock(1)	—	(13.3)	—	(2,882)	—	—	—	—	(2,882)
Share-based compensation	—	1.6	—	19	162	—	—	—	181
Balance as of December 31, 2024(2)	17	241.8	3	(11,256)	11,130	(2,822)	(782)	21	(3,706)
Net income (loss)	(4)	—	—	—	—	1,457	—	8	1,465
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	—	—	—	—	—	—	84	—	84
Pension liability adjustment	—	—	—	—	—	—	17	—	17
Cash flow hedge adjustment	—	—	—	—	—	—	(48)	—	(48)
Other comprehensive income	—	—	—	—	—	—	53	—	53
Dividends	—	—	—	—	—	(143)	—	—	(143)
Repurchases of common stock(1)	—	(12.5)	—	(3,189)	—	—	—	—	(3,189)
Share-based compensation	—	1.1	—	17	144	—	—	—	161
Balance as of December 31, 2025(2)	$13	230.4	$3	$(14,428)	$11,274	$(1,508)	$(729)	$29	$(5,359)
____________
(1)     Amounts include excise tax of $29 million, $25 million and $22 million for the years ended December 31, 2025, 2024 and 2023, respectively, as imposed by the Inflation Reduction Act of 2022.
(2)    As of December 31, 2025 and 2024, 3.0 billion shares of preferred stock with a par value of $0.01 were authorized with no such shares issued.

See notes to consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest global hospitality companies and is engaged in managing, franchising and leasing hotels and resorts, and licensing its intellectual property ("IP"), including brand names, trademarks and service marks.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements present the consolidated financial position of Hilton as of December 31, 2025 and 2024 and the results of operations for the years ended December 31, 2025, 2024 and 2023.

The captions of certain financial statement line items have been revised when compared to those presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The revisions to our consolidated statement of operations included: (i) changing owned and leased hotels revenues and owned and leased hotels expenses to ownership revenues and ownership expenses, respectively; and (ii) changing other revenues from managed and franchised properties and other expenses from managed and franchised properties to cost reimbursement revenues and reimbursed expenses, respectively. The significant accounting policies for the revenues and expenses recognized in each of these respective line items did not change, nor did prior period amounts.

Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries and other non-wholly owned entities in which we have a controlling financial interest, including variable interest entities ("VIEs") for which we are the primary beneficiary. Non-wholly owned entities in which we have a controlling financial interest primarily comprise majority owned entities that lease real estate.

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

Summary of Significant Accounting Policies

Revenue Recognition

Revenues are primarily derived from: (i) fees earned from management and franchise contracts with third-party hotel owners; (ii) fees earned from license agreements with strategic partners, including co-branded credit card providers and third-party hotels we do not manage or franchise but that use our booking channels and related programs ("strategic partner hotels"), and Hilton Grand Vacations Inc. ("HGV"); and (iii) our consolidated hotels. The majority of our performance obligations are promises to provide a series of distinct goods or services, for which we receive variable consideration through our management and franchise and licensing fees or fixed consideration through our consolidated hotels. We allocate the variable fees to the distinct services to which they relate applying the prescribed variable consideration allocation guidance, and we allocate fixed consideration to the related performance obligations based on their estimated standalone selling prices.

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

•Licensing fees for the use of our IP and/or booking channels and related programs are earned from: (i) strategic partnerships, including from co-branded credit card arrangements, which are recognized as revenue when points for Hilton Honors are issued, generally as spend with the strategic partner or co-branded credit card provider occurs (see "—Hilton Honors" below for further discussion); (ii) strategic partner hotels, which are recognized as revenue in the period when the room stay occurs; and (iii) a license agreement with HGV for its timeshare business, which are typically billed quarterly and recognized as revenue monthly as services are provided.

Management fees represent fees earned from hotels that we manage, usually under a long-term contract with a hotel owner, and include the following:

•Base management fees are generally based on a percentage of the hotel's monthly gross operating revenue. Base management fees are typically billed and collected monthly, and revenue is generally recognized as services are provided.

•Incentive management fees are generally based on a percentage of the hotel's operating profits, normally over a one-calendar year period (the "incentive period"), and, in some cases, may be subject to a stated return threshold to the hotel owner. Incentive management fee revenue is recognized on a monthly basis, but only to the extent the cumulative fee earned does not exceed the probable fee to be earned for the incentive period. Incentive management fee payment terms vary, but they are generally billed and collected monthly or annually upon completion of the incentive period.

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

We do not estimate revenues expected to be recognized related to our unsatisfied performance obligations for our:
(i) royalty fees, since they are considered sales-based royalty fees recognized as hotel room sales occur in exchange for licenses of our IP over the terms of the franchise contracts and (ii) other licensing fees, base and other management fees and incentive management fees since they are allocated entirely to the wholly unsatisfied promise to transfer IP or provide management services, respectively, which form part of a single performance obligation in a series, over the term of the individual contract.

Cost reimbursement revenues represent amounts that are contractually reimbursed to us by property owners, either directly as costs are incurred or indirectly through monthly program fees related to certain costs and expenses supporting the operations of the related properties, and include the following:

•Direct reimbursements primarily include reimbursements received by us for payroll and related costs of managed hotels, if the managed hotel employees are legally employed by us. Direct reimbursements are contractually reimbursed to us by the property owners as expenses are incurred. We have no legal responsibility for the employee liabilities related to certain of our managed properties, predominately those located outside of the U.S., where we are not the legal employer, as well as the employees or the liabilities associated with operating franchised properties or strategic partner hotels. Revenue is recognized based on the amount of expenses incurred by Hilton, which are presented as reimbursed expenses in our consolidated statement of operations, and results in no net effect on operating income (loss) or net income (loss). These amounts are reimbursed to us by the property owner at least on a monthly basis.

•Indirect reimbursements include reimbursements received by us for marketing and sales expenses and other expenses associated with our brand programs and shared services, which are reimbursed by program fees billed and collected from our managed and franchised properties and strategic partner hotels. Indirect reimbursements also include reimbursements for expenses incurred to operate the Hilton Honors program from our managed, franchised and strategic partner hotels and strategic partners (see "—Hilton Honors" below for additional information). Indirect reimbursements are typically billed and collected monthly, based on the underlying hotel's sales or usage (e.g., gross room revenue or number of reservations processed), and revenue is generally recognized as services are provided. System implementation fees charged to property owners are deferred and recognized as revenue over the term of the management or franchise contract. The expenses incurred by Hilton to operate the marketing, sales and brand programs and shared services as well as the Hilton Honors program are recognized as incurred and are presented as reimbursed expenses in our consolidated statement of operations. If we collect amounts in excess of amounts expended, we have a commitment to spend these amounts on the related programs. Additionally, if we expend in excess of amounts collected, we have contractual rights to adjust future collections to recover prior period expenditures.

The management and franchise fees and reimbursements from third parties are allocated to the performance obligations and the distinct services to which they relate using their estimated standalone selling prices. The terms of the fees earned under the contract relate to a specific outcome of providing the services (e.g., hotel room sales) or to Hilton's efforts (e.g., costs) to satisfy the performance obligations. Using time as the measure of progress, excluding revenue recognized for point redemptions, we recognize fee revenue and indirect reimbursements in the period earned per the terms of the contract and revenue related to direct reimbursements in the period in which the cost is incurred. For discussion on revenue recognition for point redemptions, refer to "—Hilton Honors" below.

Ownership revenues

We identified the following performance obligations in connection with our ownership revenues, with such revenues recognized as the respective performance obligations are satisfied, which results in recognizing the amount we expect to be entitled to for providing the goods or services:

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

Ownership revenues primarily consist of hotel room sales, revenues from accommodations sold in conjunction with other services (e.g., package reservations), food and beverage sales and sales of other ancillary goods and services (e.g., parking) related to consolidated hotels. Revenue is recognized when a room stay occurs or goods and services have been provided. Payment terms typically align with when the goods and services are provided. A portion of ownership revenues are deferred upon issuance of Hilton Honors points for Hilton Honors members' paid stay transactions, and revenue is recognized when Hilton Honors points are redeemed for a free or discounted good or service. (see "—Hilton Honors" below for additional information).

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

Other revenues

Other revenues primarily includes revenues generated by our purchasing operations for our leased, managed and franchised properties, as well as from properties outside of our system that participate in our purchasing programs. Purchasing revenues include any amounts we expect to retain for vendor rebate arrangements related to purchases made directly by leased, managed and franchised properties, as well as properties outside of our system, through our purchasing programs.

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

Allowance for Credit Losses

An allowance for credit losses is provided on our financial instruments, primarily accounts receivable and notes receivable, which are included in other current assets and other assets in our consolidated balance sheet. Expected credit losses on off-balance-sheet commitments, such as guarantees, letters of credit and financing commitments, are typically included in other long-term liabilities in our consolidated balance sheet. Our expected credit losses are estimated as of the date of the consolidated balance sheet, assuming that conditions existing at that time will not change for the remaining life of the asset, and are based on historical collection activity, the nature of the financial instrument, geographic considerations, current and forecasted business conditions and, in the case of off-balance-sheet commitments, the probability that funding will be required.

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

We do not amortize goodwill, but rather evaluate goodwill for potential impairment on an annual basis or at other times during the year if indicators of impairment exist. Our reporting units are the same as our reportable operating segments as described in Note 18: "Business Segments." When we evaluate goodwill for potential impairment, generally, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine qualitatively that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if we decide to bypass the qualitative assessment, we perform a quantitative analysis. The quantitative analysis is used to identify both the existence of impairment and the amount of the impairment loss by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. The estimated fair value is based on forward-looking estimates of performance and cash flows of our reporting units, which are based on historical operating results, adjusted for current and expected future market conditions, as well as various internal projections and external sources. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss would be recognized in our consolidated statement of operations in an amount equal to the excess of the carrying value over the estimated fair value, limited to the total amount of goodwill allocated to that reporting unit.

As of December 31, 2025 and 2024, our goodwill balances were only attributable to our management and franchise reporting unit, which had no accumulated impairment losses as of either date. The changes in our goodwill balances during the years ended December 31, 2025 and 2024 were due to foreign currency translation.

Brands

Brands intangible assets were initially recorded at their fair value at the time of the Merger for the portfolio of brands that existed at the time of the Merger, using the relief-from-royalty valuation approach for hotels within our ownership segment and the multi-period excess earnings method for expected future managed and franchised hotels. During the year ended December 31, 2024, we recorded brands intangible assets related to the acquisitions of the Graduate and NoMad brands (refer to Note 3: "Acquisitions" for additional information). There are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of these brands, and, accordingly, the useful lives of these brands are considered to be indefinite.

We evaluate our indefinite-lived brands intangible assets for impairment on an annual basis or at other times during the year if indicators of impairment exist. When we evaluate our brands intangible assets for potential impairment, generally, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If we determine qualitatively that the fair value of the asset is more likely than not less than its carrying value, or if we decide to bypass the qualitative assessment, we perform a quantitative analysis. The estimated fair value of the brands intangible assets are based on forward-looking estimates of performance and cash flows of each respective brand, which are based on historical operating results, adjusted for current and expected future market conditions as well as various internal projections and external sources. If the carrying value of a brand intangible asset exceeds its estimated fair value, an impairment loss would be recognized in our consolidated statement of operations in an amount equal to the excess of the carrying value over the estimated fair value. Except for the acquisitions of the Graduate and NoMad brands, changes in our brand intangible assets during the years ended December 31, 2025 and 2024 were due to foreign currency translation.

Intangible Assets with Finite Useful Lives

We capitalize consideration paid to incentivize hotel owners to enter into management and franchise contracts with us as contract acquisition costs and the incremental costs to obtain the contracts as development commissions and other, both of which are generally fixed. We also capitalize costs incurred to develop internal-use computer software and costs to acquire software licenses, as well as internal and external costs incurred in connection with the development of upgrades or enhancements that result in additional information technology functionality. During the year ended December 31, 2024, we recorded franchise contract intangible assets and management contract intangible assets related to the acquisitions of the Graduate brand and NoMad brand, respectively (refer to Note 3: "Acquisitions" for additional information). Additionally, certain finite-lived intangible assets were initially recorded at their fair value at the time of the Merger. As of January 1, 2023, the only remaining finite-lived intangible assets resulting from the Merger related to leases, international management contracts and our Hilton Honors guest loyalty program. The assets related to the international management contracts and Hilton Honors, which both had useful lives of 16 years, were fully amortized during the year ended December 31, 2023.

Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives, which for contract acquisition costs and development commissions and other is the contract term, generally including any extension periods that are at our sole option. The estimated useful lives of our finite-lived intangible assets are generally as follows: (i) management contract acquisition costs and development commissions and other (20 to 30 years); (ii) franchise contract acquisition costs and development commissions and other (10 to 20 years); (iii) leases (19 to 26 years); (iv) Graduate brand franchise contract intangible assets and NoMad brand management contract intangible assets acquired in 2024 (9 to 15 years); and (v) capitalized software costs (3 years). In our consolidated statement of operations, the amortization of these intangible assets, excluding contract acquisition costs, is included in depreciation and amortization expenses and the amortization of contract acquisition costs is recognized as a reduction to franchise and licensing fees or base and other management fees, depending on the contract type. Costs incurred prior to the acquisition of a contract, such as external legal costs, are expensed as incurred and included in general and administrative expenses in our consolidated statement of operations. Cash flows for contract acquisition costs and development commissions and other are included as operating activities in our consolidated statement of cash flows, and cash flows for capitalized software costs and acquired management and franchise contract intangible assets are included as investing activities.

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

Leases

We determine if a contract is or contains a lease at the inception of the contract, and we classify that lease as a finance lease if it meets certain criteria or as an operating lease if it does not. We reassess if a contract is or contains a lease upon modification of the contract. For contracts in which we are the lessee that contain fixed payments for both lease and non-lease components, we have elected to account for these components as a single lease component.

At the commencement date of a lease for which we are the lessee, we recognize a lease liability for future fixed lease payments and a ROU asset representing our right to use the underlying asset during the lease term. The lease liability is initially measured as the present value of the future fixed lease payments that will be made over the lease term. The lease term includes lessor options to renew the lease within the lessor's control and lessee options to extend the lease and periods occurring after a lessee early termination option, only to the extent it is reasonably certain that we will exercise such extension options and not exercise such early termination options, respectively. The future fixed lease payments are discounted using the rate implicit in the lease, if available, or our incremental borrowing rate. Current and long-term portions of operating lease liabilities are classified as accounts payable, accrued expenses and other and operating lease liabilities, respectively, and current and long-term portions of finance lease liabilities are classified as current maturities of long-term debt and long-term debt, respectively, in our consolidated balance sheet.

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

Depending on the individual agreement, our operating leases may require: (i) fixed lease payments as contractually stated in the lease agreement; (ii) variable lease payments, which, for our hotels, are generally based on a percentage of the hotel's revenues or profits or result from changes in inflationary indices; or (iii) lease payments equal to the greater of the fixed or variable lease payments. In addition, during the term of our hotel leases, we may be required to pay some, or all, of the capital costs for FF&E and leasehold improvements in the hotel property. For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the lease term, and lease expense related to variable payments is expensed as incurred, with amounts recognized in ownership expenses, general and administrative expenses and reimbursed expenses in our consolidated statement of operations. For operating leases for which the ROU asset has been impaired, the periodic lease expense is determined as the sum of (i) the amortization of any remaining ROU asset on a straight-line basis over the remaining term of the lease and (ii) the accretion of the lease liability based on the discount rate applied to the lease liability. For finance leases, the amortization of the ROU asset is recognized over the shorter of the lease term or useful life of the underlying asset within depreciation and amortization expenses and reimbursed expenses in our consolidated statement of operations. The interest expense related to finance leases, including any variable lease payments, is recognized in interest expense in our consolidated statement of operations.

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

Redeemable Noncontrolling Interests

Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. The redeemable noncontrolling interests are a component of temporary equity and are reported between liabilities and equity (deficit) in our consolidated balance sheet. At each reporting period, the redeemable noncontrolling interests are recognized at the higher of (i) the initial carrying amount, adjusted for accumulated earnings (losses), contributions and distributions, or (ii) the redemption value as of the balance sheet date. We include both the earnings (losses) for the period attributable to redeemable noncontrolling interests and any adjustment to the carrying value of redeemable noncontrolling interests as a result of a change in the redemption value in net income attributable to redeemable and nonredeemable noncontrolling interests in our consolidated statement of operations. Our redeemable noncontrolling interests relate to the acquisition of the NoMad brand (refer to Note 3: "Acquisitions" for additional information).

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

As points are issued to a Hilton Honors member, the property or strategic partner pays Hilton based on the member's spend at the property or with the strategic partner. The amounts charged are equal to the estimated cost of operating the program, which includes marketing, promotion, communication and administrative expenses, as well as the estimated cost of reward redemptions. When we receive payments related to the issuance of points, we record amounts equal to the estimated cost per point of the future redemption obligation within liability for guest loyalty program and any amounts received in excess of the estimated cost per point within deferred revenues in our consolidated balance sheet. For the Hilton Honors fees that are charged to the participating properties, we allocate such fees to the substantive right created by the points that are issued using the variable consideration allocation guidance, since the fees are directly related to the issuance of points to the Hilton Honors member and Hilton's efforts to satisfy the future redemption of those points. We engage third-party actuaries annually to assist in determining the estimated cost per point of the future reward redemption obligation using a discount rate and statistical formulas that project future point redemptions based on our historical experience and future expectations. Factors used in the estimate include: (i) an estimate of points that will eventually be redeemed, which includes an estimate of breakage (i.e., points that will never be redeemed), (ii) an estimate of when such points will be redeemed and (iii) an estimate of the cost of reimbursing managed and franchised properties and other third parties for redemptions. When a Hilton Honors member stays and earns points at a consolidated hotel, we recognize a portion of the revenues associated with that stay in ownership revenues, with the remaining portion recorded in liability for guest loyalty program and deferred revenues until the points are redeemed. We estimate the current portions of our liability for guest loyalty program and Hilton Honors deferred revenues based on the total point redemptions and, for the liability for guest loyalty program, also breakage that is expected to occur within the next 12 months; these amounts are presented as current portion of liability for guest loyalty program and current portion of deferred revenues in our consolidated balance sheet.

The transaction prices for the Hilton Honors points issued are reduced by the expected payments to the managed and franchised properties and other third parties that will provide the free or discounted good or service using the actuarial projection of the cost per point. The remaining transaction price is then further allocated to the points that are expected to be redeemed, which is determined by adjusting the points that are issued for estimated breakage, and recognized when those points are redeemed. While the points are outstanding, both the estimate of the expected payments to third parties (i.e., cost per point redeemed) and the estimated breakage are reevaluated. The combined estimate yields the amount of revenue that will be recognized when our redemption obligation is satisfied and is adjusted so that the final amount allocated to the substantive right of the Hilton Honors member to redeem their points for free or discounted goods and services is reflective of the amount retained by Hilton after the cost of providing the free or discounted goods and services.

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

We satisfy our performance obligation related to the IP license over time as the strategic partner simultaneously receives and consumes the benefits of the goods or services provided, and we satisfy our performance obligation related to points issued under the Hilton Honors program when points are redeemed for a free or discounted good or service by the Hilton Honors members. Hilton reimburses managed and franchised properties and other third parties when points are redeemed by Hilton Honors members for stays at the participating properties or for other goods or services from the third-party providers, respectively, at which time the redemption obligation is reduced and the related deferred revenue is recognized in cost reimbursement revenues in our consolidated statement of operations. Additionally, when Hilton Honors members redeem points for a free or discounted stay at our consolidated hotels, we recognize room revenue, included in ownership revenues in our consolidated statement of operations.

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

We record all derivatives at fair value. On the date the derivative contract is entered into, we may designate the derivative as a hedging instrument, and, if so, we formally document all relationships between hedging activities, including the risk management objective and strategy for undertaking various hedge transactions. We generally enter into cash flow hedges (i.e., a hedge of a specific forecasted transaction or the variability of cash flows to be paid), and, in the past, we also entered into net investment hedges (i.e., a hedge of an investment in a foreign operation). Changes in the fair value of a derivative that is qualified and designated as a cash flow hedge or net investment hedge are recorded in other comprehensive income (loss) in our consolidated statement of comprehensive income (loss) until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If we do not specifically designate a derivative as a cash flow hedge or another type of hedging instrument, changes in the fair value of the undesignated derivative are reported in current period earnings. Cash flows from designated derivatives that hedge fluctuations in foreign currency are classified within operating activities in the consolidated statement of cash flows and cash flows related to interest rate swaps with a significant financing component are classified within financing activities in the consolidated statement of cash flows, while cash flows from undesignated derivatives are included as an investing activity in the consolidated statement of cash flows.

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

Insurance

We are self-insured for losses up to our third-party insurance deductibles for domestic general liability, auto liability, workers' compensation, employment practices liability and crime insurance at our leased and managed hotels that participate in our insurance programs, in addition to other corporate related coverages. We are also self-insured for health coverages for some of our U.S. and Puerto Rico employees, which include those working at our corporate operations and managed hotels, with purchased insurance protection for costs over specified thresholds. In addition, through our captive insurance subsidiary, we participate in reinsurance arrangements that provide coverage and/or act as a financial intermediary for claim payments on our self-insurance program. These obligations and reinsurance arrangements can cause timing differences in the recognition of assets, liabilities, gains and losses between reporting periods, although we expect these amounts to ultimately offset when the related claims are settled. Our insurance reserves are accrued based on the estimated ultimate cost to us of claims that occurred during the covered periods, which includes claims incurred but not reported, for which we will be responsible. These estimates are prepared with the assistance of third-party actuaries and consultants. The ultimate cost of claims for covered periods are reviewed at least annually, or more frequently as circumstances dictate, and are adjusted based on the latest information available to us, which may differ from our original estimates.

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

•Performance shares vest three years from the date of grant based on a set of specified performance measures over a defined performance period and will be settled for the Company's common stock. The grant date fair value is equal to the closing stock price on the date of grant. The total number of performance shares that vest related to each performance measure is based on an achievement factor that ranges from zero percent to 200 percent, with 100 percent being the target.

We recognize compensation expense for these share-based payment transactions when services from the employees are rendered and recognize either a corresponding increase in additional paid-in capital or accounts payable, accrued expenses and other in our consolidated balance sheet, depending on whether the instruments granted satisfy the equity or liability classification criteria, respectively. The measurement objective for these equity awards is the estimated fair value at the date of grant of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The compensation expense for an award classified as an equity instrument is recognized ratably over the requisite service period, which is the period during which an employee is required to provide service in exchange for an award. Liability awards are measured based on the award’s estimated fair value, and the fair value is remeasured at each reporting date until the date of settlement. For such liability awards, compensation expense for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered as of the reporting date) in the fair value of the instrument for each reporting period. Compensation expense for awards with a performance condition is dependent on the expected achievement percentage of such awards, which is reassessed each reporting period from the date of grant through the vesting date of such performance awards, and is recognized over the requisite service period if it is probable that the performance condition will be satisfied. If such performance conditions are not or are no longer considered probable to be satisfied, no compensation expense for these awards is recognized, and any previously recognized expense related to awards that are determined to be improbable of achievement is reversed. Additionally, we have a retirement provision whereby the vesting date for eligible participants is accelerated based on certain criteria, and we recognize total compensation expense for these awards through the accelerated vesting date. We recognize forfeitures of share-based compensation awards as they occur. Share-based compensation expense is recognized in ownership expenses, general and administrative expenses and reimbursed expenses in our consolidated statement of operations.

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

Loss Contingencies

We are involved in various claims and lawsuits arising in the ordinary course of business, the outcomes of which are subject to significant uncertainty. An estimated loss from a loss contingency is accrued as a charge to income if it is probable a loss has been incurred and the amount of the loss can be reasonably estimated.

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

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, the following for public business entities: (i) enhanced disclosures of specific categories of reconciling items included in the rate reconciliation, as well as additional information for any of these items meeting certain qualitative and quantitative thresholds; (ii) disclosure of the nature, effect and underlying causes of each individual reconciling item disclosed in the rate reconciliation and the judgment used in categorizing them if not otherwise evident; and (iii) enhanced disclosures for income taxes paid, which includes federal, state, and foreign taxes, as well as for individual jurisdictions over a certain quantitative threshold. The amendments in ASU 2023-09 eliminate the requirement to disclose the nature and estimate of the range of the reasonably possible change in unrecognized tax benefits for the 12 months after the balance sheet date. We adopted the provisions of ASU 2023-09 on a prospective basis as of January 1, 2025, which resulted in additional disclosures in the notes to our consolidated financial statements.

Accounting Standards Not Yet Adopted

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

Note 3: Acquisitions

Graduate by Hilton

In May 2024, we completed the acquisition of the Graduate brand for a total purchase price of $210 million, $200 million of which we paid in cash upon closing. The remaining amount unpaid was recorded in accounts payable, accrued expenses and other in our consolidated balance sheet as of December 31, 2025. We accounted for the transaction as an asset acquisition and allocated the cost of the acquisition, including transaction costs, to the assets acquired on a relative fair value basis. As a result, we recorded an indefinite-lived brand intangible asset of $122 million and franchise contract intangible assets of $91 million.

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

Note 4: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities during the year ended December 31, 2025:

(in millions)
Balance as of December 31, 2024	$1,829
Cash received in advance and not recognized as revenue	869
Revenue recognized(1)	(570)
Other(2)	226
Balance as of December 31, 2025	$2,354
____________
(1)Primarily related to Hilton Honors, including co-branded credit card arrangements.
(2)Represents the changes in estimated transaction prices for our performance obligations related to the issuance of Hilton Honors points, which had no effect on revenues.

Performance Obligations

As of December 31, 2025, deferred revenues for unsatisfied performance obligations consisted of: (i) $1,514 million related to Hilton Honors that will be recognized as revenue over approximately the next two years; (ii) $825 million related to advance consideration received from hotel owners for application, initiation and other fees and system implementation fees; and (iii) $15 million related to other obligations. These performance obligations are recognized as revenue as discussed in Note 2: Basis of Presentation and Summary of Significant Accounting Policies.

Note 5: Consolidated Variable Interest Entities

As of December 31, 2025 and 2024, we consolidated two VIEs that each lease one hotel property, both of which are located in Japan, and for which the assets are only available to settle the obligations of the respective entities and the liabilities of the respective entities are non-recourse to us. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb losses and the right to receive benefits that could be significant to each of the VIEs individually.

Our consolidated balance sheets include the assets and liabilities of these entities, including the effect of foreign currency translation, which primarily comprised the following:

	December 31,
	2025	2024
	(in millions)
Cash and cash equivalents	$63	$53
Accounts receivable, net	17	16
Property and equipment, net(1)	283	40
Deferred income tax assets	18	21
Other non-current assets	39	39
Accounts payable, accrued expenses and other	41	36
Long-term debt(1)(2)	291	65
____________
(1)During the year ended December 31, 2025, each of our consolidated VIEs in Japan amended and extended its respective hotel lease agreement and we recognized an aggregate of $239 million of ROU assets in property and equipment, net and $239 million of finance lease liabilities in long-term debt, with a portion in current maturities of long-term debt, in our consolidated balance sheet as of December 31, 2025.
(2)Represents finance lease liabilities; includes current maturities of $4 million and $13 million as of December 31, 2025 and 2024, respectively.

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

In March 2023, as a result of the rise in market-based interest rates, one of our third-party unconsolidated affiliates (the "Fund"), which had underlying investments in certain hotels that we manage or franchise, failed to comply with certain requirements of its debt agreements. As a result, we determined that: (i) our investment in the Fund was fully impaired and (ii) short-term subordinated financing receivables due to us from the Fund were uncollectible. As such, we recognized an other-than-temporary impairment loss on our investment of $44 million and credit losses of $48 million to fully reserve the financing receivables, such that their net carrying values were zero. These losses were recognized in loss on investments in unconsolidated affiliate in our consolidated statement of operations for the year ended December 31, 2023. See Note 11: "Fair Value Measurements" for additional information.

Note 7: Intangible Assets

Finite-lived intangible assets were as follows:

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Contract acquisition costs	$1,564	$(334)	$1,230
Other(1)	300	(59)	241
	$1,864	$(393)	$1,471
Other intangible assets:
Capitalized software costs	$859	$(667)	$192
Leases(2)	67	(53)	14
	$926	$(720)	$206

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Management and franchise contracts:
Contract acquisition costs	$1,289	$(289)	$1,000
Other(1)	281	(46)	235
	$1,570	$(335)	$1,235
Other intangible assets:
Capitalized software costs	$754	$(590)	$164
Leases(2)	88	(58)	30
	$842	$(648)	$194
____________
(1)Includes development commissions, other intangible assets and management and franchise contract intangible assets acquired from third parties.
(2)Represents intangible assets that were initially recorded at fair value at the time of the Merger.

Amortization of our finite-lived intangible assets was as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Recognized in depreciation and amortization expenses(1)	$114	$91	$104
Recognized as a reduction of franchise and licensing fees and base and other management fees	57	50	43
____________
(1)Includes amortization expense of $5 million, $5 million and $37 million for the years ended December 31, 2025, 2024 and 2023, respectively, associated with assets that were initially recorded at fair value at the time of the Merger, some of which fully amortized during the year ended December 31, 2023.

As of December 31, 2025, we estimate future amortization expense of our finite-lived intangible assets that will be recognized in depreciation and amortization expenses to be as follows:

Year	(in millions)
2026	$113
2027	85
2028	46
2029	17
2030	16
Thereafter	170
$447

Note 8: Property and Equipment

Property and equipment were as follows:

	December 31,
	2025	2024
	(in millions)
Land	$8	$8
Buildings and leasehold improvements	394	368
Furniture and equipment	385	375
Construction-in-progress	57	65
Finance lease ROU assets	326	94
	1,170	910
Accumulated depreciation and amortization(1)	(486)	(499)
	$684	$411
____________
(1)During the years ended December 31, 2025, 2024 and 2023, depreciation and amortization expenses on property and equipment were $63 million, $55 million and $43 million, respectively.

Property and equipment, net attributed to U.S. operations was $246 million and $208 million as of December 31, 2025 and 2024, respectively, and to operations outside the U.S. was $438 million and $203 million, respectively, most significantly in Japan and the U.K.

Note 9: Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other were as follows:

	December 31,
	2025	2024
	(in millions)
Accrued employee compensation and benefits	$666	$637
Accounts payable	376	409
Other current liabilities and accrued expenses(1)	1,294	1,078
	$2,336	$2,124
____________
(1)Includes operating lease liabilities, insurance reserves, deposit liabilities related to hotel operations, promotional liabilities, contract acquisition costs payable and income taxes payable, as well as accrued expenses related to taxes, interest, advertising and other.

Note 10: Debt

Long-term Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of December 31, 2025, were as follows:

	December 31,
	2025	2024
	(in millions)
Senior secured term loan facility with a rate of 5.48%, due 2030	$3,119	$3,119
Senior notes with a rate of 5.375%, due 2025(1)	—	500
Senior notes with a rate of 4.875%, due 2027(1)	600	600
Senior notes with a rate of 5.750%, due 2028(1)	—	500
Senior notes with a rate of 5.875%, due 2029(1)	550	550
Senior notes with a rate of 3.750%, due 2029(1)	800	800
Senior notes with a rate of 4.875%, due 2030(1)	1,000	1,000
Senior notes with a rate of 4.000%, due 2031(1)	1,100	1,100
Senior notes with a rate of 3.625%, due 2032(1)	1,500	1,500
Senior notes with a rate of 6.125%, due 2032(1)	450	450
Senior notes with a rate of 5.875%, due 2033(1)	1,000	1,000
Senior notes with a rate of 5.750%, due 2033(1)	1,000	—
Senior notes with a rate of 5.500%, due 2034(1)	1,000	—
Finance lease liabilities with a weighted average rate of 4.65%, due 2026 to 2060(2)	340	117
	12,459	11,236
Less: unamortized deferred financing costs and discount	(96)	(85)
Less: current maturities of long-term debt(3)	(25)	(535)
	$12,338	$10,616
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
(2)Includes long-term debt of our consolidated VIEs. Refer to Note 5: "Consolidated Variable Interest Entities" for additional information, as well as an explanation of the increase in the total finance lease liabilities as of December 31, 2025, when compared to December 31, 2024.
(3)Amount as of December 31, 2025 represents current maturities of finance lease liabilities. Amount as of December 31, 2024 represents current maturities of finance lease liabilities and the 5.375% Senior Notes due 2025 (the "May 2025 Senior Notes").

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

During the year ended December 31, 2025, we borrowed and subsequently repaid an aggregate $875 million under the Revolving Credit Facility. No borrowings were outstanding under the Revolving Credit Facility as of December 31, 2025, which had an available borrowing capacity of $1,894 million after considering $106 million of letters of credit outstanding.

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

Senior Notes

In December 2025, we issued $1.0 billion aggregate principal amount of 5.500% Senior Notes due 2034 (the "2034 Senior Notes"). As part of the 2034 Senior Notes issuance, we incurred $14 million of debt issuance costs, which were recognized as a reduction to the outstanding debt balance in our consolidated balance sheet and will be amortized to interest expense through the maturity date of the 2034 Senior Notes. Interest on the 2034 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2026. We used a portion of the net proceeds from the 2034 Senior Notes issuance to redeem all $500 million in aggregate principal amount of the 5.750% Senior Notes due 2028, plus accrued and unpaid interest.

In July 2025, we issued $1.0 billion aggregate principal amount of 5.750% Senior Notes due 2033 (the "5.750% 2033 Senior Notes" or "July 2025 Senior Notes issuance"). As part of the July 2025 Senior Notes issuance, we incurred $15 million of debt issuance costs, which were recognized as a reduction to the outstanding debt balance in our consolidated balance sheet and will be amortized to interest expense through the maturity date of the 5.750% 2033 Senior Notes. Interest on the 5.750% 2033 Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2025. We used a portion of the net proceeds from the July 2025 Senior Notes issuance to repay $515 million of outstanding indebtedness under our Revolving Credit Facility at that time.

In May 2025, we repaid, at maturity, all $500 million in aggregate principal amount of the May 2025 Senior Notes, plus accrued and unpaid interest.

Debt Maturities

The contractual maturities of our long-term debt as of December 31, 2025 were as follows:

Year	(in millions)
2026	$25
2027	619
2028	12
2029	1,360
2030	4,124
Thereafter	6,319
$12,459

Note 11: Fair Value Measurements

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	December 31, 2025
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap	$7	$—	$7	$—
Liabilities:
Long-term debt(2)	12,119	8,922	—	3,142

	December 31, 2024
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap	$45	$—	$45	$—
Liabilities:
Long-term debt(2)	11,119	7,560	—	3,140
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

We measured our interest rate swap at fair value, which was determined using a discounted cash flow analysis that reflects the contractual term of the interest rate swap, including the period to maturity, and uses observable market-based inputs of similar instruments, including interest rate curves, as applicable.

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

During the year ended December 31, 2023, the forecasted operating results of certain leased hotels caused us to evaluate the carrying value of the affected properties for impairment. We estimated the fair value of the related assets using discounted cash flow analyses and Level 3 valuation inputs including growth rates and discount rates that reflected the risk profile of the underlying cash flows and the individual markets where the assets are located. Estimations of the stabilized growth rates approximated 1.8 percent and the discount rates ranged from 8.0 percent to 11.3 percent, with the weighted average, based on relative impairment losses, being at the lower end of the range. As a result of these non-recurring fair value measurements, we recognized impairment losses of $4 million, $33 million and $1 million on certain intangible assets, operating lease ROU assets and property and equipment, respectively, all of which are in our ownership segment, for an aggregate loss of $38 million during the year ended December 31, 2023. The fair values of these assets as of December 31, 2023, the date of measurement, were as follows:

(in millions)
Other intangible assets, net	$3
Operating lease right-of-use assets	69
Property and equipment, net	1

Note 12: Leases

We lease hotel properties, land, corporate office space and equipment used at hotels and corporate offices, with our most significant lease liabilities relating to hotel properties. As of December 31, 2025, we leased 37 hotels under operating leases and 5 hotels under finance leases, two of which were the liabilities of consolidated VIEs, which are non-recourse to us. Our hotel leases expire at various dates, with varying renewal and termination options.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2025	2024
	(dollars in millions)
Operating leases:
Operating lease right-of-use assets(1)	$577	$567
Accounts payable, accrued expenses and other	121	117
Operating lease liabilities	730	735

Finance leases:
Property and equipment, net(2)	$271	$37
Current maturities of long-term debt	25	35
Long-term debt(2)	315	82

Weighted average remaining lease term:
Operating leases	9.4 years	10.0 years
Finance leases	28.7 years	4.3 years

Weighted average discount rate:
Operating leases	4.59%	4.49%
Finance leases	4.65%	6.03%
____________
(1)Includes $86 million and $77 million attributable to U.S. operations as of December 31, 2025 and 2024, respectively, and $491 million and $490 million to operations outside the U.S., respectively, most significantly in the U.K. and Germany for both years.
(2)Includes finance leases of our consolidated VIEs. Refer to Note 5: "Consolidated Variable Interest Entities" for an explanation of the increases in property and equipment, net and long-term debt as of December 31, 2025, when compared to December 31, 2024.

The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Operating lease expense for fixed payments	$106	$109	$118
Finance lease expense:
Amortization of ROU assets	24	22	21
Fixed interest on lease liabilities	8	8	9
Variable lease expense(1)	191	189	179
____________
(1)Includes amounts related to both operating leases and finance leases.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$145	$138	$137
Financing cash flows from finance leases	41	38	40
ROU assets obtained in exchange for lease liabilities in non-cash transactions:
Operating leases	50	44	39
Finance leases(1)	258	24	24
____________
(1)Includes finance leases of our consolidated VIEs. Refer to Note 5: "Consolidated Variable Interest Entities" for an explanation of the increase in the total finance lease liabilities as of December 31, 2025, when compared to December 31, 2024.

Our future minimum lease payments as of December 31, 2025 were as follows:

	Operating Leases	Finance Leases
Year	(in millions)
2026	$156	$40
2027	136	33
2028	131	26
2029	125	22
2030	122	17
Thereafter	392	474
Total minimum lease payments	1,062	612
Less: imputed interest	(211)	(272)
Total lease liabilities	$851	$340

Note 13: Income Taxes

Income Tax Provision

The domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
U.S. income before income taxes	$1,477	$1,237	$1,301
Foreign income before income taxes	595	546	391
Income before income taxes	$2,072	$1,783	$1,692

The components of our provision for income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Current:
Federal	$329	$357	$586
State	99	82	136
Foreign	119	52	83
Total current	547	491	805
Deferred:
Federal	(8)	(51)	(250)
State	(2)	(15)	(83)
Foreign(1)	74	(181)	69
Total deferred	64	(247)	(264)
Total provision for income taxes	$611	$244	$541
____________
(1)Includes a $29 million tax benefit for the year ended December 31, 2024, from the release of valuation allowances as the Company concluded it is more likely than not to realize the benefit of certain foreign deferred tax assets.

Reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate for the year ended December 31, 2025 in accordance with the amendments in ASU 2023-09 was as follows:

	Year Ended December 31, 2025
	Amount	Percent
	(in millions)
Provision for income taxes at U.S. federal statutory tax rate	$435	21.0%
State and local income taxes, net of federal income tax effect(1)	68	3.3%
Foreign tax effects
U.K.
Tax credits(2)	(30)	(1.5)%
Statutory tax rate difference between U.K. and U.S.	21	1.0%
Other	(5)	(0.2)%
Other foreign jurisdictions	81	3.9%
Effect of cross-border tax laws(3)	11	0.5%
Tax credits	(16)	(0.8)%
Changes in valuation allowances	19	0.9%
Nontaxable or nondeductible items	(5)	(0.2)%
Changes in unrecognized tax benefits	35	1.7%
Other adjustments	(3)	(0.1)%
Total tax provision and effective tax rate	$611	29.5%
____________
(1)State and local taxes in California, New York, New York City, Florida and Illinois made up the majority (greater than 50 percent) of the tax effect in this category.
(2)The company receives double tax relief, in the form of tax credits against its U.K. current income tax, for withholding taxes imposed by various other foreign jurisdictions.
(3)The tax effect of cross-border taxes is presented net of related foreign tax credits.

Reconciliations of the provision for income taxes at the U.S. statutory rate to the provision for income taxes for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
	(in millions)
Statutory U.S. federal income tax provision	$375	$355
State income taxes, net of U.S. federal income tax benefit	55	45
Impact of foreign operations	90	33
Changes in deferred tax asset valuation allowances	(24)	40
Income tax rate changes	—	(9)
Provision for uncertain tax positions	26	69
Claim for increased foreign tax basis(1)	(270)	—
Excess tax benefits related to share-based compensation	(22)	(6)
Other, net	14	14
Provision for income taxes	$244	$541
____________
(1)Includes tax benefit for claim for increased foreign tax basis, net of $547 million tax expense for related valuation allowance increase as of December 31, 2024.

Income Tax Payments

Income taxes paid, net of refunds received, were as follows:

Year Ended December 31, 2025
(in millions)
U.S. federal	$316
U.S. state and local	97
Foreign	110
Total	$523

Income tax payments, net of refunds received, were $492 million and $478 million for the years ended December 31, 2024 and 2023, respectively.

Deferred Income Taxes

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The tax effects of the temporary differences and carryforwards that give rise to our net deferred taxes were as follows:

	December 31,
	2025	2024
	(in millions)
Deferred tax assets:
Net tax loss carryforwards and carrybacks	$493	$525
Foreign brands	742	763
Compensation	115	118
Reserves	51	57
Operating and finance lease liabilities	337	282
Deferred income	753	659
Foreign tax credit carryforwards	79	70
Other	140	127
Total gross deferred tax assets	2,710	2,601
Less: valuation allowance	(1,230)	(1,200)
Deferred tax assets	1,480	1,401
Deferred tax liabilities:
U.S. brands	(1,126)	(1,124)
Operating and finance lease ROU assets	(264)	(200)
Other	(160)	(81)
Deferred tax liabilities	(1,550)	(1,405)
Net deferred taxes	$(70)	$(4)

As of December 31, 2025, we had gross U.S. separate return limitation year loss carryforwards and foreign operating loss carryforwards of $2.1 billion, resulting in deferred tax assets of $493 million. Approximately $32 million of our deferred tax assets as of December 31, 2025 related to loss carryforwards that will expire between 2026 and 2045 with less than $1 million of that amount expiring in 2026. Approximately $461 million of our deferred tax assets as of December 31, 2025 related to loss carryforwards that are not subject to expiration. We believe that it is more likely than not that the benefit from certain U.S. and foreign loss carryforwards will not be realized. In recognition of this assessment, we provided valuation allowances totaling $490 million as of December 31, 2025 on the deferred tax assets relating to these loss carryforwards. As of December 31, 2025, we also had deferred tax assets for U.S. tax credit carryforwards of $79 million that will expire between 2029 and 2035, for which we have provided full valuation allowances.

Tax Uncertainties

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign tax jurisdictions. We are under regular and recurring audit by the Internal Revenue Service ("IRS") and other taxing authorities on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in federal, state, local and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. As of December 31, 2025, the Company's federal income tax returns remain subject to examination by the IRS for tax years from 2011 through 2025. Various income tax returns filed with state, local and foreign jurisdictions remain subject to examination by the applicable taxing authorities.

Reconciliations of the beginning and ending amounts of unrecognized tax benefits were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Balance at beginning of year	$849	$555	$337
Additions for tax positions related to prior years	2	288	268
Additions for tax positions related to the current year	—	19	4
Reductions for tax positions related to prior years	(53)	(4)	(2)
Settlements	—	(1)	(48)
Lapse of statute of limitations	(2)	(4)	(4)
Currency translation adjustment	4	(4)	—
Balance at end of year	$800	$849	$555

We recognize interest and penalties accrued related to uncertain tax positions in income tax benefit (expense) in our consolidated statement of operations. During the years ended December 31, 2025, 2024 and 2023, we recognized income tax expense related to interest and penalties of $47 million, $35 million and $72 million, respectively. As of December 31, 2025 and 2024, we had accrued approximately $232 million and $182 million, respectively, for interest and penalties related to our unrecognized tax benefits in our consolidated balance sheets. Included in the balances of unrecognized tax benefits as of December 31, 2025 and 2024 were $600 million and $597 million, respectively, associated with positions that, if favorably resolved, would provide a benefit to our effective income tax rate.

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

The following table presents the projected benefit obligation, fair value of plan assets, funded status and accumulated benefit obligation for the Domestic Plan and the U.K. Plan:

	Domestic Plan		U.K. Plan
	2025	2024	2025	2024
	(in millions)
Change in projected benefit obligation
Benefit obligation at beginning of year	$223	$281	$275	$309
Service cost	—	—	2	2
Interest cost	11	14	15	14
Actuarial loss (gain), net of expenses	14	(8)	(6)	(32)
Settlements(1)	(68)	(41)	—	—
Effect of foreign currency exchange rates	—	—	20	(2)
Benefits paid	(18)	(23)	(15)	(16)
Benefit obligation at end of year	$162	$223	$291	$275

Change in plan assets
Fair value of plan assets at beginning of year	$231	$278	$275	$298
Actual return on plan assets, net of expenses	28	13	12	(14)
Employer contributions	11	4	10	9
Settlements(1)	(68)	(41)	—	—
Effect of foreign currency exchange rates	—	—	20	(2)
Benefits paid	(18)	(23)	(15)	(16)
Fair value of plan assets at end of year	184	231	302	275
Funded status at end of year(2)	22	8	11	—
Accumulated benefit obligation	$162	$223	$291	$275
____________
(1)During the years ended December 31, 2025 and 2024, the Company purchased group annuity contracts (the "annuity purchases") and transferred $68 million and $41 million, respectively, of its pension plan assets and related benefit obligations related to its Domestic Plan to a third-party insurer.
(2)Funded amounts are recognized in other long-term assets in our consolidated balance sheets.

Changes in amounts recorded in accumulated other comprehensive loss consisted of the following:

	Domestic Plan			U.K. Plan
	2025	2024	2023	2025	2024	2023
	(in millions)
Net actuarial loss (gain)(1)	$—	$(3)	$(3)	$20	$3	$27
Amortization of prior service cost	(4)	(4)	(4)	—	—	—
Amortization of net loss	(1)	(1)	—	(7)	(8)	(6)
Settlement losses(2)	(19)	(10)	—	—	—	—
Net amount recognized	$(24)	$(18)	$(7)	$13	$(5)	$21
____________
(1)Amounts for the U.K. Plan include the impact of foreign currency exchange.
(2)Amounts for the years ended December 31, 2025 and 2024 include losses for settlements related to the Company's Domestic Plan as a result of the annuity purchases, which were recognized in other non-operating income (loss), net in our consolidated statements of operations.

The net periodic pension cost (credit) was as follows:

	Domestic Plan			U.K. Plan
	2025	2024	2023	2025	2024	2023
	(in millions)
Service cost(1)	$—	$—	$3	$2	$2	$2
Interest cost(2)	11	14	15	15	14	14
Expected return on plan assets(2)	(16)	(18)	(20)	(23)	(23)	(22)
Amortization of prior service cost(2)	4	4	4	—	—	—
Amortization of net loss(2)	1	1	—	7	8	6
Settlement losses(3)	19	10	—	—	—	—
Net periodic pension cost	$19	$11	$2	$1	$1	$—
____________
(1)Recognized in ownership expenses and general and administrative expenses, as applicable, in our consolidated statements of operations.
(2)Recognized in other non-operating income (loss), net in our consolidated statements of operations.
(3)During the years ended December 31, 2025 and 2024, as a result of the annuity purchases, we recognized non-cash pension settlement losses in other non-operating income (loss), net in our consolidated statements of operations.

The weighted average assumptions used to determine benefit obligations were as follows:

	Domestic Plan		U.K. Plan
	2025	2024	2025	2024
Discount rate	5.3%	5.6%	5.5%	5.5%
Salary inflation	N/A	N/A	2.2	2.5
Pension inflation	N/A	N/A	2.6	2.9

The weighted average assumptions used to determine net periodic pension cost (credit) were as follows:

	Domestic Plan			U.K. Plan
	2025	2024	2023	2025	2024	2023
Discount rate	5.6%	5.2%	5.6%	5.5%	4.5%	4.8%
Expected return on plan assets	7.5	7.0	6.8	8.3	7.5	7.3
Salary inflation	N/A	N/A	N/A	2.5	2.4	2.6
Pension inflation	N/A	N/A	N/A	2.9	2.8	3.1

The investment objectives for the various plans are preservation of capital, current income and long-term growth of capital. All plan assets are managed by third-party investment managers and do not include investments in Hilton stock. Asset allocations are reviewed periodically by the investment managers.

Expected long-term returns on plan assets are determined using historical performance for return-seeking assets and liability-driven investments held by our plans, actual performance of plan assets and current and expected market conditions. Expected returns are formulated based on the target asset allocation. As of December 31, 2025, the target asset allocations for the Domestic Plan and U.K. Plan were 30 percent and 65 percent, respectively, in return-seeking assets, and 70 percent and 35 percent, respectively, in liability-driven investments and cash.

The following tables present the fair value hierarchy of total plan assets measured at fair value by asset category:

	Domestic Plan		U.K. Plan
	December 31,		December 31,
	2025	2024	2025	2024
	(in millions)
Level 1
Cash	$—	$—	$11	$2
Bond funds	4	7	—	—
Level 2
Bond funds	—	—	28	36
Net asset value(1)
Cash equivalents	—	—	9	6
Bond funds	—	—	80	72
Common collective trusts	180	224	—	—
Alternative investments	—	—	130	110
Other	—	—	44	49
	$184	$231	$302	$275
____________
(1)Certain investments are measured at net asset value per share as a practical expedient and, therefore, have not been classified in the fair value hierarchy.

As of December 31, 2025, the benefits expected to be paid in the next five years and in the aggregate for the five years thereafter were as follows:

	Domestic Plan	U.K. Plan
Year	(in millions)
2026	$21	$16
2027	14	16
2028	14	16
2029	14	17
2030	14	17
2031-2035	60	92
	$137	$174

In 2007, the Domestic Plan and plans maintained for certain domestic hotels currently or formerly managed by us were merged into a multiple employer plan, which, as of December 31, 2024 had combined plan assets of $240 million and a projected benefit obligation of $230 million. During the year ended December 31, 2025, the multiple employer plan was merged into the Domestic Plan, resulting in a single employer plan.

Note 15: Share-Based Compensation

We recognized share-based compensation expense of $170 million, $176 million and $169 million during the years ended December 31, 2025, 2024 and 2023, respectively, which included amounts reimbursed by hotel owners, and the related tax benefit recognized was $66 million, $72 million and $48 million, respectively.

As of December 31, 2025, unrecognized compensation costs for unvested awards under the 2017 Plan were approximately $135 million, which are expected to be recognized over a weighted average period of 1.7 years on a straight-line basis. As of December 31, 2025, there were 9.1 million remaining shares authorized for awards under the 2017 Plan, including any shares subject to awards outstanding under the 2013 Omnibus Incentive Plan that will become available for issuance under the 2017 Plan if such outstanding awards expire or are terminated or are canceled or forfeited.

RSUs

The following table provides information about our RSU grants:

	Year Ended December 31,
	2025	2024	2023
Number of shares granted (in thousands)	398	473	604
Weighted average grant date fair value per share	$259.01	$203.98	$146.19
Aggregate fair value of shares vested (in millions)	$127	$107	$84

The following table summarizes the activity of our RSUs during the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Outstanding as of December 31, 2024	922	$175.37
Granted	398	259.01
Vested	(483)	166.96
Forfeited	(39)	207.65
Outstanding as of December 31, 2025	798	220.64

Options

The following table provides information about our option grants:

	Year Ended December 31,
	2025	2024	2023
Number of options granted (in thousands)	220	264	341
Weighted average exercise price per share	$257.51	$203.95	$146.18
Weighted average grant date fair value per share	$92.58	$71.25	$52.27
Aggregate intrinsic value of options exercised (in millions)	$45	$90	$18

The weighted average grant date fair value per share of the option grants for each year was determined using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected volatility(1)	28.75%	27.94%	30.16%
Dividend yield(2)	0.24%	0.33%	0.43%
Risk-free rate(3)	4.18%	4.17%	4.00%
Expected term (in years)(4)	6.0	6.0	6.0
____________
(1)Estimated using a blended approach of historical and implied volatility. Historical volatility is based on the historical movement of Hilton's stock price for a period that corresponds to the expected terms of the options at the date of each grant.
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

The following table summarizes the activity of our options during the year ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price per Share
	(in thousands)
Outstanding as of December 31, 2024	2,711	$109.94
Granted	220	257.51
Exercised	(235)	75.64
Forfeited	(23)	200.85
Outstanding as of December 31, 2025(1)	2,673	124.32
Exercisable as of December 31, 2025(2)	2,184	104.04
____________
(1)The aggregate intrinsic value was $436 million and the weighted average remaining contractual term was 4.9 years.
(2)The aggregate intrinsic value was $400 million and the weighted average remaining contractual term was 4.1 years.

Performance Shares

As of December 31, 2025, we determined that all of the performance measures for the outstanding performance shares granted in 2023, 2024, and 2025 were probable of achievement, with the average of the applicable achievement factors estimated to be between the target and maximum achievement percentages for the performance shares granted in 2023 and nearly at the target achievement percentage for performance shares granted in 2024 and 2025.

The following table provides information about our performance share grants for the last three years:

	Year Ended December 31,
	2025	2024	2023
Number of shares granted (in thousands)	158	187	244
Weighted average grant date fair value per share	$257.48	$204.31	$146.18
Aggregate fair value of shares vested (in millions)	$54	$47	$42

The following table summarizes the activity of our performance shares in aggregate for all of our performance measures during the year ended December 31, 2025, with the performance shares reflected at the target achievement percentage until completion of the performance period:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Outstanding as of December 31, 2024	621	$165.12
Granted	158	257.48
Performance achievement share adjustments(1)	107	150.67
Vested	(310)	150.67
Forfeited	(22)	193.94
Outstanding as of December 31, 2025	554	195.65
____________
(1)Reflects the number of shares achieved above target, based on actual performance as determined at the completion of the respective three-year performance period.

Note 16: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Year Ended December 31,
	2025	2024	2023
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$1,457	$1,535	$1,141
Denominator:
Weighted average shares outstanding	236	248	262
Basic EPS	$6.18	$6.20	$4.36

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$1,457	$1,535	$1,141
Denominator:
Weighted average shares outstanding(1)	238	250	264
Diluted EPS(1)	$6.12	$6.14	$4.33
____________
(1)Amounts for all periods include less than 1 million shares related to share-based compensation that were excluded from the calculations of diluted EPS because their effect would have been anti-dilutive under the treasury stock method.

Note 17: Accumulated Other Comprehensive Loss

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2022	$(548)	$(259)	$101	$(706)
Other comprehensive income (loss) before reclassifications	9	(11)	9	7
Amounts reclassified from accumulated other comprehensive loss	—	8	(40)	(32)
Net other comprehensive income (loss) for the period	9	(3)	(31)	(25)
Balance as of December 31, 2023	(539)	(262)	70	(731)
Other comprehensive income (loss) before reclassifications	(54)	4	30	(20)
Amounts reclassified from accumulated other comprehensive loss	2	18	(51)	(31)
Net other comprehensive income (loss) for the period	(52)	22	(21)	(51)
Balance as of December 31, 2024	(591)	(240)	49	(782)
Other comprehensive income (loss) before reclassifications	83	(7)	(12)	64
Amounts reclassified from accumulated other comprehensive loss	1	24	(36)	(11)
Net other comprehensive income (loss) for the period	84	17	(48)	53
Balance as of December 31, 2025	$(507)	$(223)	$1	$(729)
____________
(1)Includes net investment hedge gains and intra-entity foreign currency transactions that are of a long-term investment nature. Amounts reclassified relate to the liquidation of investments in foreign entities which were recognized in loss on foreign currency transactions in our consolidated statements of operations during the years ended December 31, 2025 and 2024.
(2)Amounts reclassified for the years ended December 31, 2025 and 2024 include losses for the full or partial settlement of certain pension plans and were recognized in other non-operating income (loss), net in our consolidated statements of operations. Amounts reclassified for all periods relate to the amortization of prior service cost and amortization of net loss and were recognized in other non-operating income (loss), net in our consolidated statements of operations.
(3)Amounts reclassified for all periods were primarily the result of our interest rate swaps that hedge our exposure to changes in SOFR, and, for the year ended December 31, 2023, was inclusive of an interest rate swap that was dedesignated in a prior period, with the related amounts recognized in interest expense in our consolidated statements of operations. Amounts reclassified also related to foreign currency forward contracts that hedge our foreign currency denominated fees, with related amounts recognized in various revenue line items, as applicable, in our consolidated statements of operations.

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

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Franchise and licensing fees	$2,806	$2,622	$2,388
Base and other management fees(1)	437	427	393
Incentive management fees(1)	332	290	274
Management and franchise	3,575	3,339	3,055
Ownership	1,233	1,255	1,244
Segment revenues	4,808	4,594	4,299
Amortization of contract acquisition costs	(57)	(50)	(43)
Other revenues	252	232	178
Cost reimbursement revenues(2)	7,085	6,428	5,827
Intersegment fees elimination(1)	(49)	(30)	(26)
Total revenues	$12,039	$11,174	$10,235
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our consolidated statements of operations.
(2)Amounts include revenues from the operation of programs conducted for the benefit of property owners and exclude cash receipts recorded as deferred revenues on our consolidated balance sheets related to these programs. Under the terms of the related contracts, we do not operate these programs to generate a profit and have contractual rights to adjust future collections to recover prior period expenditures.

The following table presents Adjusted EBITDA for our reportable segments, reconciled to consolidated income before income taxes:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Management and franchise(1)(2)	$3,575	$3,339	$3,055
Ownership(1)(2)	177	172	150
Segment Adjusted EBITDA	3,752	3,511	3,205
Corporate and other(3)	(27)	(82)	(116)
Interest expense	(620)	(569)	(464)
Depreciation and amortization expenses	(177)	(146)	(147)
Gain on sales of assets, net	—	5	—
Loss on foreign currency transactions	(11)	(12)	(16)
Loss on investments in unconsolidated affiliate	—	—	(92)
Loss on debt guarantees(4)	—	(50)	—
FF&E replacement reserves	(73)	(57)	(63)
Share-based compensation expense	(170)	(176)	(169)
Impairment losses	—	—	(38)
Amortization of contract acquisition costs	(57)	(50)	(43)
Cost reimbursement revenues(5)	7,085	6,428	5,827
Reimbursed expenses(5)	(7,550)	(6,985)	(6,164)
Other adjustment items(6)	(80)	(34)	(28)
Income before income taxes	$2,072	$1,783	$1,692
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our consolidated statements of operations.
(2)No expenses are allocated to the management and franchise segment. For the ownership segment, rent expense is the significant expense regularly provided to the CODM; rent expense for the years ended December 31, 2025, 2024 and 2023 was $214 million, $224 million and $233 million, respectively, and total other expenses were $852 million, $868 million and $870 million for the years ended December 31, 2025, 2024 and 2023, respectively, comprising (i) room expenses; (ii) food and beverage costs; (iii) property expenses; and (iv) other support costs. Ownership segment Adjusted EBITDA also includes income (loss) from hotels owned or leased by entities in which we own a noncontrolling financial interest.
(3)Amounts primarily include general and administrative expenses, excluding share-based compensation expense, and activity related to our purchasing operations.
(4)Amount includes losses on debt guarantees for certain hotels that we manage; refer to Note 19: Commitments and Contingencies for additional information.
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
(6)Amount for the year ended December 31, 2025 includes expected future credit losses on financing receivables. Amounts for the years ended December 31, 2025 and 2024 include restructuring costs related to certain leased hotels and losses for the full or partial settlement of certain pension plans. Amount for the year ended December 31, 2024 also includes transaction costs incurred for acquisitions. Amounts for the years ended December 31, 2024 and 2023 include transaction costs resulting from the amendments of our Term Loans in June 2024 and November 2023, respectively. Amounts for all periods include losses related to severance and other items, including non-cash charges, such as net losses (gains) related to certain of our investments in unconsolidated affiliates, other than the loss included separately in "loss on investments in unconsolidated affiliate."

Total revenues by country were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
U.S.	$9,523	$8,779	$7,986
All other(1)	2,516	2,395	2,249
	$12,039	$11,174	$10,235
____________
(1)There are no countries included in these amounts that individually represented more than 10 percent of total revenues for the years ended December 31, 2025, 2024 and 2023.

Note 19: Commitments and Contingencies

Although our management contracts may include performance clauses, most of these clauses do not require us to fund shortfalls but instead allow the owner to terminate the contract if specified operating performance levels are not achieved. In limited cases, we have provided performance guarantees that obligate us to fund these shortfalls. As of December 31, 2025, we had performance guarantees with expirations ranging from 2026 to 2043 and possible cash outlays totaling $22 million.

We also have extended debt guarantees and provided loan commitments to owners of certain hotels that we currently or in the future will manage or franchise. During the year ended December 31, 2024, we recognized losses of $50 million in other non-operating loss, net in our consolidated statement of operations and paid $77 million for debt guarantees extended to certain hotels we manage. Our debt guarantees and loan commitments as of December 31, 2025 had expirations ranging from 2027 to 2035 and remaining possible cash outlays totaling $61 million.

The performance and debt guarantees and loan commitments create variable interests in the ownership entities of the related hotels, of which we are not the primary beneficiary.

We receive program fees from property owners and strategic partners that are used to operate our Hilton Honors program, marketing, sales and brands programs and other shared services on behalf of property owners. If we collect amounts in excess of amounts expended, we have a commitment to spend these amounts on the related programs.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of December 31, 2025 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 20: Supplemental Disclosures of Cash Flow Information

Cash interest paid included within operating activities in our consolidated statements of cash flows was $648 million, $562 million and $492 million during the years ended December 31, 2025, 2024 and 2023, respectively. These amounts exclude $41 million, $56 million and $53 million for the years ended December 31, 2025, 2024 and 2023, respectively, of cash receipts related to settlements of our interest rate swap with a financing component, which are separately disclosed within financing activities in our consolidated statements of cash flows.

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

Item 9B.    Other Information

During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 14.     Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

4.19	Form of 3.750% Senior Note due 2029 (included in Exhibit 4.18).
4.20	Form of 4.000% Senior Note due 2031 (included in Exhibit 4.18).
4.21
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

4.25	Form of 3.625% Senior Note due 2032 (included in Exhibit 4.24).
4.26
First Supplemental Indenture with respect to the 2032 Notes, dated as of May 13, 2022, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

4.27
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

4.29
Indenture, with respect to the 5.875% Senior Notes and 6.125% Senior Notes, dated as of March 26, 2024, by and among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 27, 2024).

4.30	Form of 5.875% Senior Note due 2029 (included in Exhibit 4.29).
4.31	Form of 6.125% Senior Note due 2032 (included in Exhibit 4.29).
4.32
First Supplemental Indenture with respect to the 5.875% Senior Notes due 2029 and 6.125% Senior Notes due 2032, dated as of July 11, 2024, among the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

4.33
Indenture with respect to the 5.875% Senior Notes due 2033, dated as of September 9, 2024, among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 9, 2024).

4.34	Form of 5.875% Senior Note due 2033 (included in Exhibit 4.33).
4.35
Indenture with respect to the 5.750% Senior Notes due 2033, dated as of July 7, 2025, among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 7, 2025).

4.36	Form of 5.750% Senior Note due 2033 (included in Exhibit 4.35).

Exhibit Number	Exhibit Description
4.37
Indenture with respect to the 5.500% Senior Notes due 2034, dated as of December 10, 2025, among Hilton Domestic Operating Company Inc., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 10, 2025).

4.38	Form of 5.500% Senior Note due 2034 (included in Exhibit 4.37).
4.39	Description of Securities.
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

10.14	Form of Deferred Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*
10.15	Form of 2017 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*
10.16	Hilton 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 26, 2017).*
10.17	Form of Deferred Share Unit Agreement for non-employee directors (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*
10.18	Form of 2018 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*
10.19
Letter Agreement relating to certain tax matters, dated as of October 24, 2016, by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc., and certain of Hilton Worldwide Holdings Inc.’s stockholders (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on October 24, 2016).

10.20
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

10.23
Tax Stockholders Agreement, dated January 2, 2017, among Hilton Worldwide Holdings Inc., Hilton Grand Vacations Inc. and the other parties thereto (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on January 4, 2017).

10.24	Amendment One to the 2005 Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018).*
10.25	Form of 2019 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).*
10.26	Form of 2020 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*
10.27	Form of 2021 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*
10.28	Executive Severance Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

Exhibit Number	Exhibit Description
10.29
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

10.30	Form of 2022 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).*
10.31	Form of Deferred Share Unit Agreement for non-employee directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).*
10.32
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

10.33
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

10.34	Form of 2023 Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).*
10.35	Form of 2023 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).*
10.36	Form of 2023 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).*
10.37
Second Amended and Restated License Agreement, dated as of November 6, 2024, by and between Hilton Worldwide Holdings Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).

Exhibit Number	Exhibit Description
10.38
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

10.39	Form of 2024 Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).*
10.40	Form of 2024 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).*
10.41	Form of 2024 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).*
10.42
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

10.43	Form of 2025 Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).*
10.44	Form of 2025 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).*
10.45	Form of 2025 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).*
10.46	First Amendment to Second Amended and Restated License Agreement, dated as of December 24, 2025, by and between Hilton Worldwide Holdings Inc. and Hilton Grand Vacations Inc.
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Item 16.     Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of February 2026.

HILTON WORLDWIDE HOLDINGS INC.

By:	/s/ Christopher J. Nassetta
Name:	Christopher J. Nassetta
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 11th day of February 2026.

Signature	Title
/s/ Christopher J. Nassetta	President, Chief Executive Officer and Director
Christopher J. Nassetta	(principal executive officer)

/s/ Jonathan D. Gray	Chairman of the Board of Directors
Jonathan D. Gray

/s/ Charlene T. Begley	Director
Charlene T. Begley

/s/ Chris Carr	Director
Chris Carr

/s/ Melanie L. Healey	Director
Melanie L. Healey

/s/ Raymond E. Mabus, Jr.	Director
Raymond E. Mabus, Jr.

/s/ Marissa A. Mayer	Director
Marissa A. Mayer

/s/ Elizabeth A. Smith	Director
Elizabeth A. Smith

/s/ Douglas M. Steenland	Director
Douglas M. Steenland

/s/ Kevin J. Jacobs	Executive Vice President and Chief Financial Officer
Kevin J. Jacobs	(principal financial officer)

/s/ Misha E. Moylan	Senior Vice President, Chief Accounting Officer
Misha E. Moylan	(principal accounting officer)