Form 10-Q
period 2026-03-31
Hilton Worldwide Holdings Inc.
filed 2026-04-28
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of April 23, 2026 was 227,648,372.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$564	$918
Restricted cash and cash equivalents	55	52
Accounts receivable, net of allowance for credit losses of $166 and $163	1,684	1,690
Prepaid expenses	266	219
Other	203	117
Total current assets (variable interest entities – $75 and $85)	2,772	2,996
Intangibles and Other Assets:
Goodwill	5,070	5,081
Brands	5,014	5,023
Management and franchise contracts, net	1,476	1,471
Other intangible assets, net	200	206
Operating lease right-of-use assets	556	577
Property and equipment, net	665	684
Deferred income tax assets	233	252
Other	399	484
Total intangibles and other assets (variable interest entities – $330 and $341)	13,613	13,778
TOTAL ASSETS	$16,385	$16,774
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$2,376	$2,336
Current maturities of long-term debt	25	25
Current portion of deferred revenues	845	858
Current portion of liability for guest loyalty program	1,310	1,289
Total current liabilities (variable interest entities – $39 and $47)	4,556	4,508
Long-term debt	12,334	12,338
Operating lease liabilities	699	730
Deferred revenues	1,697	1,648
Deferred income tax liabilities	278	322
Liability for guest loyalty program	1,711	1,624
Other	977	950
Total liabilities (variable interest entities – $323 and $340)	22,252	22,120
Commitments and contingencies – see Note 11
Redeemable Noncontrolling Interests	11	13
Equity (Deficit):
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 228,329,688 outstanding as of March 31, 2026 and 230,433,192 outstanding as of December 31, 2025	3	3
Treasury stock, at cost; 109,274,014 shares as of March 31, 2026 and 106,540,900 shares as of December 31, 2025	(15,259)	(14,428)
Additional paid-in capital	11,254	11,274
Accumulated deficit	(1,158)	(1,508)
Accumulated other comprehensive loss	(745)	(729)
Total Hilton stockholders' deficit	(5,905)	(5,388)
Noncontrolling interests	27	29
Total deficit	(5,878)	(5,359)
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (DEFICIT)	$16,385	$16,774

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenues
Franchise and licensing fees	$696	$625
Base and other management fees	95	88
Incentive management fees	76	72
Ownership	249	234
Other revenues	66	46
	1,182	1,065
Cost reimbursement revenues	1,755	1,630
Total revenues	2,937	2,695

Expenses
Ownership	235	239
Depreciation and amortization	50	41
General and administrative	103	94
Other expenses	22	26
	410	400
Reimbursed expenses	1,849	1,759
Total expenses	2,259	2,159

Operating income	678	536

Interest expense	(162)	(145)
Gain (loss) on foreign currency transactions	(5)	2
Other non-operating income, net	7	17

Income before income taxes	518	410

Income tax expense	(135)	(110)

Net income	383	300
Net loss attributable to redeemable and nonredeemable noncontrolling interests	2	—
Net income attributable to Hilton stockholders	$385	$300

Earnings per share:
Basic	$1.68	$1.25
Diluted	$1.66	$1.23

Cash dividends declared per share	$0.15	$0.15

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$383	$300
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $(1) and $—(1)	(22)	27
Pension liability adjustment, net of tax of $(1) and $(1)	4	2
Cash flow hedge adjustment, net of tax of $2 and $5	—	(15)
Total other comprehensive income (loss)	(18)	14

Comprehensive income	365	314
Comprehensive loss (income) attributable to redeemable and nonredeemable noncontrolling interests	4	(1)
Comprehensive income attributable to Hilton stockholders	$369	$313
____________
(1)Amount was less than $1 million.

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Operating Activities:
Net income	$383	$300
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of contract acquisition costs	15	14
Depreciation and amortization expenses	50	41
Loss (gain) on foreign currency transactions	5	(2)
Share-based compensation expense	45	36
Deferred income taxes	(25)	(21)
Contract acquisition costs, net of refunds	(26)	(30)
Change in deferred revenues	36	7
Change in liability for guest loyalty program	108	145
Working capital changes and other	27	(38)
Net cash provided by operating activities	618	452
Investing Activities:
Capital expenditures for property and equipment	(9)	(19)
Issuance of financing receivables	(10)	—
Settlements of undesignated derivative financial instruments	3	(9)
Capitalized software costs	(22)	(21)
Other	(1)	(1)
Net cash used in investing activities	(39)	(50)
Financing Activities:
Repayment of debt	(8)	(10)
Debt issuance costs	(6)	—
Dividends paid	(35)	(37)
Repurchases of common stock	(821)	(875)
Share-based compensation tax withholdings	(71)	(71)
Proceeds from share-based compensation	11	9
Settlements of interest rate swap with financing component	7	10
Net cash used in financing activities	(923)	(974)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(7)	3
Net decrease in cash, restricted cash and cash equivalents	(351)	(569)
Cash, restricted cash and cash equivalents, beginning of period	970	1,376
Cash, restricted cash and cash equivalents, end of period	$619	$807

See notes to condensed consolidated financial statements. For supplemental disclosures, see Note 12: "Supplemental Disclosures of Cash Flow Information."

HILTON WORLDWIDE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Organization and Basis of Presentation

Organization

Hilton Worldwide Holdings Inc. (the "Parent," or together with its subsidiaries, "Hilton," "we," "us," "our" or the "Company"), a Delaware corporation, is one of the largest global hospitality companies and is engaged in managing, franchising and leasing hotels, including resorts and other lodging offerings, and licensing its intellectual property ("IP"), including brand names, trademarks and service marks.

Basis of Presentation

The accompanying condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain disclosures normally included in annual financial statements presented in accordance with GAAP; however, we believe the disclosures made are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Note 2: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as components of current and long-term deferred revenues, during the three months ended March 31, 2026:

(in millions)
Balance as of December 31, 2025	$2,354
Cash received in advance and not recognized as revenue	254
Revenue recognized(1)	(124)
Other(2)	(86)
Balance as of March 31, 2026	$2,398
____________
(1)Primarily related to Hilton Honors, our guest loyalty program, including co-branded credit card arrangements.
(2)Represents the changes in estimated transaction prices for our performance obligations related to the issuance of Hilton Honors points, which had no effect on revenues.

Performance Obligations

As of March 31, 2026, deferred revenues for unsatisfied performance obligations consisted of: (i) $1,550 million related to Hilton Honors that will be recognized as revenue over approximately the next two years; (ii) $833 million related to advance consideration received from hotel owners for application, initiation and other fees and system implementation fees; and (iii) $15 million related to other obligations. These performance obligations are recognized as revenue as discussed in Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Note 3: Consolidated Variable Interest Entities

As of March 31, 2026 and December 31, 2025, we consolidated two variable interest entities ("VIEs") that each lease one hotel property, both of which are located in Japan, and for which the assets are only available to settle the obligations of the respective entities and the liabilities of the respective entities are non-recourse to us. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb losses and the right to receive benefits that could be significant to each of the VIEs individually.

Our condensed consolidated balance sheets include the assets and liabilities of these entities, including the effect of foreign currency translation, which primarily comprised the following:

	March 31,	December 31,
	2026	2025
	(in millions)
Cash and cash equivalents	$59	$63
Accounts receivable, net	14	17
Property and equipment, net	274	283
Deferred income tax assets	18	18
Other non-current assets	38	39
Accounts payable, accrued expenses and other	34	41
Long-term debt(1)	284	291
____________
(1)Represents finance lease liabilities; includes current maturities of $4 million as of March 31, 2026 and December 31, 2025.

Note 4: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of March 31, 2026, were as follows:

	March 31,	December 31,
	2026	2025
	(in millions)
Senior secured term loan facility with a rate of 5.43%, due 2030	$3,119	$3,119
Senior notes with a rate of 4.875%, due 2027(1)	600	600
Senior notes with a rate of 5.875%, due 2029(1)	550	550
Senior notes with a rate of 3.750%, due 2029(1)	800	800
Senior notes with a rate of 4.875%, due 2030(1)	1,000	1,000
Senior notes with a rate of 4.000%, due 2031(1)	1,100	1,100
Senior notes with a rate of 3.625%, due 2032(1)	1,500	1,500
Senior notes with a rate of 6.125%, due 2032(1)	450	450
Senior notes with a rate of 5.875%, due 2033(1)	1,000	1,000
Senior notes with a rate of 5.750%, due 2033(1)	1,000	1,000
Senior notes with a rate of 5.500%, due 2034(1)	1,000	1,000
Finance lease liabilities with a weighted average rate of 4.63%, due 2026 to 2060(2)	332	340
	12,451	12,459
Less: unamortized deferred financing costs and discount	(92)	(96)
Less: current maturities of long-term debt(3)	(25)	(25)
	$12,334	$12,338
____________
(1)These notes are collectively referred to as the Senior Notes and are jointly and severally guaranteed on a senior unsecured basis by the Parent and substantially all of its direct and indirect wholly owned domestic restricted subsidiaries, other than Hilton Domestic Operating Company Inc. ("HDOC"), an indirect wholly owned subsidiary of the Parent and the issuer of all of the series of Senior Notes.
(2)Includes long-term debt of our consolidated VIEs. Refer to Note 3: "Consolidated Variable Interest Entities" for additional information.
(3)Amounts for both periods represent current maturities of finance lease liabilities.

Our senior secured credit facilities consist of a senior secured revolving credit facility (the "Revolving Credit Facility") and senior secured term loan facilities. The obligations under our senior secured credit facilities are unconditionally and irrevocably guaranteed by the Parent and substantially all of its direct and indirect wholly owned domestic restricted subsidiaries, other than HDOC, the named borrower under the senior secured credit facilities.

In March 2026, we amended the credit agreement governing our Revolving Credit Facility to extend the maturity date, which we expect to be March 2031, and reprice the rate on amounts outstanding to the secured overnight financing rate ("SOFR") plus 1.00%. In connection with this amendment, we incurred approximately $5 million of debt issuance costs. As of March 31, 2026, no borrowings were outstanding under the Revolving Credit Facility, which had an available borrowing capacity of $1,894 million after considering $106 million of letters of credit outstanding.

In April 2026, we borrowed $265 million under the Revolving Credit Facility for general corporate purposes and subsequently repaid $115 million of the outstanding indebtedness.

Note 5: Fair Value Measurements

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	March 31, 2026
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Liabilities:
Long-term debt(2)	$12,119	$8,759	$—	$3,127

	December 31, 2025
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap(3)	$7	$—	$7	$—
Liabilities:
Long-term debt(2)	12,119	8,922	—	3,142
____________
(1)The fair values of cash equivalents and restricted cash equivalents approximate their carrying values due to their short-term maturities. The fair values of all other financial instruments not included in these tables are estimated to be equal to their carrying values.
(2)The carrying values and fair values exclude the deduction for unamortized deferred financing costs and any applicable discounts, as well as all finance lease liabilities; refer to Note 4: "Debt" for additional information.
(3)In March 2026, our interest rate swap with a notional amount of $1.6 billion matured. As such, the Company does not have any interest rate swaps outstanding as of March 31, 2026.

Note 6: Income Taxes

At the end of each quarter, we estimate the effective income tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of income (loss) before income taxes, which is subject to federal, state, local and foreign income taxes.

In October 2023, the U.S. Tax Court issued an opinion deciding that a third-party taxpayer was not entitled to apply the method of accounting provided for in Treasury Regulation Section 1.451-4 to its hotel loyalty program. We currently apply this method of accounting to our guest loyalty program for federal income tax purposes. On April 22, 2026, the U.S. Court of Appeals for the Seventh Circuit vacated the U.S. Tax Court's ruling and remanded the case for further proceedings. We are currently evaluating the appellate court ruling to determine whether it will have any impact on Hilton's accounting for income taxes.

Note 7: Share-Based Compensation

Our share-based compensation primarily consists of awards that we grant to eligible employees under the Hilton 2017 Omnibus Incentive Plan (the "2017 Plan") and includes time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options") and performance-vesting RSUs ("performance shares"). We recognized share-based compensation expense of $45 million and $36 million during the three months ended March 31, 2026 and 2025, respectively, which included amounts reimbursed by hotel owners.

RSUs

During the three months ended March 31, 2026, we granted 331,000 RSUs with a grant date fair value per share of $313.35, which generally vest in equal annual installments over two or three years from the date of grant.

Options

During the three months ended March 31, 2026, we granted 177,000 options with an exercise price per share of $313.35, which vest in equal annual installments over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The grant date fair value per share of the options granted during the three months ended March 31, 2026 was $113.22, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility(1)	30.20%
Dividend yield(2)	0.20%
Risk-free rate(3)	3.70%
Expected term (in years)(4)	6.0
____________
(1)Estimated using a blended approach of historical and implied volatility. Historical volatility is based on the historical movement of Hilton's stock price for a period that corresponds to the expected term of the options at the date of grant.
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

Performance Shares

During the three months ended March 31, 2026, we granted 128,000 performance shares with a grant date fair value per share of $313.35, which vest three years from the date of grant based on the achievement of various performance measures.

As of March 31, 2026, we determined that all of the performance measures for all outstanding performance shares granted in 2024, 2025 and 2026 were probable of achievement, with the average of the applicable achievement factors estimated to be nearly at the target achievement percentage for performance shares granted in 2025 and at the target achievement percentage for the performance shares granted in 2024 and 2026.

Note 8: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
	March 31,
	2026	2025
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$385	$300
Denominator:
Weighted average shares outstanding	229	240
Basic EPS	$1.68	$1.25

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$385	$300
Denominator:
Weighted average shares outstanding(1)	232	243
Diluted EPS	$1.66	$1.23
____________
(1)Amounts for both periods include less than 1 million shares related to share-based compensation that were excluded from the calculations of diluted EPS because their effect would have been anti-dilutive under the treasury stock method.

Note 9: Noncontrolling Interests, Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss

The following tables present the changes in the redeemable and nonredeemable noncontrolling interests and the components of stockholders' equity (deficit) attributable to Hilton stockholders:

	Three Months Ended March 31, 2026
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
	(in millions)	(in millions)
Balance as of December 31, 2025	$13	230.4	$3	$(14,428)	$11,274	$(1,508)	$(729)	$29	$(5,359)
Net income (loss)	(2)	—	—	—	—	385	—	—	385
Other comprehensive loss	—	—	—	—	—	—	(16)	(2)	(18)
Dividends	—	—	—	—	—	(35)	—	—	(35)
Repurchases of common stock	—	(2.7)	—	(831)	—	—	—	—	(831)
Share-based compensation	—	0.6	—	—	(20)	—	—	—	(20)
Balance as of March 31, 2026	$11	228.3	$3	$(15,259)	$11,254	$(1,158)	$(745)	$27	$(5,878)

	Three Months Ended March 31, 2025
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
	(in millions)	(in millions)
Balance as of December 31, 2024	$17	241.8	$3	$(11,256)	$11,130	$(2,822)	$(782)	$21	$(3,706)
Net income (loss)	(1)	—	—	—	—	300	—	1	301
Other comprehensive income	—	—	—	—	—	—	13	1	14
Dividends	—	—	—	—	—	(37)	—	—	(37)
Repurchases of common stock	—	(3.7)	—	(898)	—	—	—	—	(898)
Share-based compensation	—	0.7	—	—	(29)	—	—	—	(29)
Balance as of March 31, 2025	$16	238.8	$3	$(12,154)	$11,101	$(2,559)	$(769)	$23	$(4,355)

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2025	$(507)	$(223)	$1	$(729)
Other comprehensive income (loss) before reclassifications	(20)	1	6	(13)
Amounts reclassified from accumulated other comprehensive loss	—	3	(6)	(3)
Net other comprehensive income (loss)	(20)	4	—	(16)
Balance as of March 31, 2026	$(527)	$(219)	$1	$(745)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2024	$(591)	$(240)	$49	$(782)
Other comprehensive income (loss) before reclassifications	26	—	(4)	22
Amounts reclassified from accumulated other comprehensive loss	—	2	(11)	(9)
Net other comprehensive income (loss)	26	2	(15)	13
Balance as of March 31, 2025	$(565)	$(238)	$34	$(769)
____________
(1)Includes net investment hedge gains and intra-entity foreign currency transactions that are of a long-term investment nature.
(2)Amounts reclassified relate to the amortization of prior service cost and amortization of net loss and were recognized in other non-operating income, net in our condensed consolidated statements of operations.
(3)Amounts reclassified were primarily the result of our interest rate swap that hedges our exposure to changes in SOFR, with the related amounts recognized in interest expense in our condensed consolidated statements of operations. Amounts reclassified also related to foreign currency forward contracts that hedge our foreign currency denominated fees, with related amounts recognized in various revenue line items, as applicable, in our condensed consolidated statements of operations.

Note 10: Business Segments

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

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended
	March 31,
	2026	2025
	(in millions)
Franchise and licensing fees	$703	$631
Base and other management fees(1)	108	101
Incentive management fees(1)	82	72
Management and franchise	893	804
Ownership	249	234
Segment revenues	1,142	1,038
Amortization of contract acquisition costs	(15)	(14)
Other revenues	66	46
Cost reimbursement revenues(2)	1,755	1,630
Intersegment fees elimination(1)	(11)	(5)
Total revenues	$2,937	$2,695
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

The following table presents Adjusted EBITDA for our reportable segments, reconciled to consolidated income before income taxes:

	Three Months Ended
	March 31,
	2026	2025
	(in millions)
Management and franchise(1)(2)	$893	$804
Ownership(1)(2)	15	8
Segment Adjusted EBITDA	908	812
Corporate and other(3)	(7)	(17)
Interest expense	(162)	(145)
Depreciation and amortization expenses	(50)	(41)
Gain (loss) on foreign currency transactions	(5)	2
FF&E replacement reserves	(10)	(13)
Share-based compensation expense	(45)	(36)
Amortization of contract acquisition costs	(15)	(14)
Cost reimbursement revenues(4)	1,755	1,630
Reimbursed expenses(4)	(1,849)	(1,759)
Other adjustments(5)	(2)	(9)
Income before income taxes	$518	$410
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.
(2)No expenses are allocated to the management and franchise segment. For the ownership segment, rent expense is the significant expense regularly provided to the CODM; rent expense was $41 million for both periods and total other ownership expenses were $195 million and $186 million for the three months ended March 31, 2026 and 2025, respectively, comprising (i) room expenses; (ii) food and beverage costs; (iii) property expenses; and (iv) other support costs. Ownership segment Adjusted EBITDA also includes income (loss) from hotels owned or leased by entities in which we own a noncontrolling financial interest.
(3)Amounts primarily include general and administrative expenses, excluding share-based compensation expense, and activity related to our purchasing operations.
(4)Amounts include results from the operation of programs conducted for the benefit of property owners and exclude cash receipts recorded as deferred revenues on our condensed consolidated balance sheets related to these programs. Under the terms of the related contracts, we do not operate these programs to generate a profit and have contractual rights to adjust future collections to recover prior period expenditures.
(5)Amount for the three months ended March 31, 2025 includes restructuring costs related to one of our leased hotels. Amounts for both periods include gains (losses) related to severance and other items, including non-cash charges, such as net gains (losses) related to certain of our investments in unconsolidated affiliates.

Note 11: Commitments and Contingencies

Although our management contracts may include performance clauses, most of these clauses do not require us to fund shortfalls but instead allow the owner to terminate the contract if specified operating performance levels are not achieved. In limited cases, we have provided performance guarantees that obligate us to fund these shortfalls. As of March 31, 2026, we had performance guarantees with expirations ranging from 2026 to 2043 and possible cash outlays totaling $20 million.

We also have extended debt guarantees and provided loan commitments to owners of certain hotels that we currently or in the future will manage or franchise. Our debt guarantees and loan commitments as of March 31, 2026 had expirations ranging from 2027 to 2035 and remaining possible cash outlays totaling $53 million.

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

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2026 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 12: Supplemental Disclosures of Cash Flow Information

Cash interest paid included within operating activities in our condensed consolidated statements of cash flows was $143 million and $146 million during the three months ended March 31, 2026 and 2025, respectively. These amounts exclude $7 million and $10 million for the three months ended March 31, 2026 and 2025, respectively, of cash receipts related to settlements of our interest rate swap with a financing component, which are separately disclosed within financing activities in our condensed consolidated statements of cash flows.

Income tax payments, net of refunds received, were $41 million and $29 million for the three months ended March 31, 2026 and 2025, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, future financial results, liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "forecasts," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry; macroeconomic factors beyond our control, such as inflation, changes in interest rates, challenges due to labor shortages or disputes and supply chain disruptions; the loss of key senior management personnel; competition for hotel guests and management and franchise contracts; risks related to doing business with third-party hotel owners; performance of our information technology systems; growth of reservation channels outside of our system; risks of doing business outside of the U.S.; risks associated with geopolitical conflicts, including Iran; uncertainty resulting from U.S. and global political trends, tariffs and other policies, including potential barriers to travel, trade and immigration and other geopolitical events; and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

Our Business

Hilton is one of the largest global hospitality companies, with 9,260 properties comprising 1,362,278 rooms in 144 countries and territories as of March 31, 2026. Our premier brand portfolio includes luxury, lifestyle, full service, focused service and all-suites brands, as well as timeshare brands. As of March 31, 2026, we had 251 million members in our award-winning guest loyalty program, Hilton Honors, an increase of 15 percent from March 31, 2025.

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

We conduct business in three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S., which represented 64 percent of our system-wide hotel rooms as of March 31, 2026, is included in the Americas region, it is often analyzed separately and apart from the Americas region and, as such, it is presented separately within our hotel operating statistics in "—Results of Operations." The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within our hotel operating statistics in "—Results of Operations." The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

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

In addition to our current hotel portfolio, we are focused on the growth of our business by expanding our global hotel network through our development pipeline, which represents hotels that we expect to add to our system in the future. The following table summarizes our development activity:

	As of or for the
	Three Months Ended
	March 31, 2026
	Hotels	Rooms(1)
Hotel system
Openings	131	16,300
Net additions(2)	102	10,900

Development pipeline
Additions	224	26,200
Count as of period end(3)	3,768	527,000
____________
(1)Rounded to the nearest hundred.
(2)Represents room additions, net of rooms removed from our system. Net unit growth from March 31, 2025 to March 31, 2026 was 6.3 percent.
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

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that were active and operating in our system for at least one full calendar year and were open January 1st of the previous year. We exclude hotels that have undergone a change in brand or ownership type or a large-scale capital project during the current or comparable periods or otherwise do not have available comparable results, such as those that have sustained substantial property damage or encountered business interruption. We exclude strategic partner hotels from our comparable hotels. Of the 9,146 hotels in our system as of March 31, 2026, 533 hotels were strategic partner hotels and 6,966 hotels were classified as comparable hotels. Our 1,647 non-comparable hotels as of March 31, 2026 included (i) 814 hotels that were added to our system after January 1, 2025 or that have undergone a change in brand or ownership type during the current or comparable periods reported and (ii) 833 hotels that were removed from the comparable group for the current or comparable periods reported because they underwent or are undergoing large-scale capital projects, sustained substantial property damage, encountered business interruption or comparable results were otherwise not available for them.

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

References to occupancy, ADR and RevPAR are presented on a comparable basis, based on the comparable hotels as of March 31, 2026, and references to ADR and RevPAR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three months ended March 31, 2026 and 2025 use foreign currency exchange rates for the three months ended March 31, 2026.

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

Results of Operations

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Change
	March 31, 2026	2026 vs. 2025
System-wide
Occupancy	67.4%	1.4%	pts.
ADR	$157.14	1.5%
RevPAR	$105.97	3.6%

U.S.
Occupancy	68.7%	1.3%	pts.
ADR	$168.08	1.4%
RevPAR	$115.40	3.4%

Americas (excluding U.S.)
Occupancy	63.4%	1.1%	pts.
ADR	$157.35	2.7%
RevPAR	$99.81	4.4%

Europe
Occupancy	66.1%	2.3%	pts.
ADR	$150.17	3.2%
RevPAR	$99.22	6.9%

MEA
Occupancy	64.3%	(4.1)%	pts.
ADR	$220.29	4.6%
RevPAR	$141.62	(1.7)%

Asia Pacific
Occupancy	64.8%	2.2%	pts.
ADR	$101.22	1.1%
RevPAR	$65.58	4.7%

System-wide RevPAR increased during the three months ended March 31, 2026, primarily due to improvements in ADR in all regions, which included the impact of inflation, with growth in all customer segments driven by easier comparisons and favorable holiday shifts, as well as special events. RevPAR growth in the U.S. and the Americas, excluding the U.S., was supported by stronger demand resulting from the earlier timing of U.S. spring break in the quarter, benefitting both domestic travel in the U.S. and inbound travel to the Americas, excluding the U.S., particularly to the Caribbean and South America. Europe was also positively impacted by an increase in inbound travel with strength in leisure and group demand from spring break and the Winter Olympics. MEA RevPAR decreased as a result of the ongoing conflict in the Middle East, partially offset by increased demand in January and February for special events. RevPAR in Asia Pacific outside of China increased, driven by improvements in inbound travel due to cherry blossom festivals and other special events, while RevPAR in China increased, driven by recovery in business travel during the quarter.

The table below provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2026	2025
	(in millions)
Net income	$383	$300
Interest expense	162	145
Income tax expense	135	110
Depreciation and amortization expenses	50	41
Loss (gain) on foreign currency transactions	5	(2)
FF&E replacement reserves	10	13
Share-based compensation expense	45	36
Amortization of contract acquisition costs	15	14
Cost reimbursement revenues(1)	(1,755)	(1,630)
Reimbursed expenses(1)	1,849	1,759
Other adjustments(2)	2	9
Adjusted EBITDA	$901	$795
____________
(1)Amounts include results from the operation of programs conducted for the benefit of property owners and exclude cash receipts recorded as deferred revenues on our condensed consolidated balance sheets related to these programs. Under the terms of the related contracts, we do not operate these programs to generate a profit and have contractual rights to adjust future collections to recover prior period expenditures.
(2)Amount for the three months ended March 31, 2025 includes restructuring costs related to one of our leased hotels. Amounts for both periods include losses (gains) related to severance and other items, including non-cash charges, such as net losses (gains) related to certain of our investments in unconsolidated affiliates.

Revenues

	Three Months Ended		Percent
	March 31,		Change
	2026	2025	2026 vs. 2025
	(in millions)
Franchise and licensing fees	$696	$625	11.4

Base and other management fees	$95	$88	8.0
Incentive management fees	76	72	5.6
Total management fees	$171	$160	6.9

The increase in franchise fees included an increase of $32 million resulting from an increase in termination fees, as well as an increase of $12 million as a result of net hotel additions.

The currency neutral increase in franchise fees at our comparable franchised hotels of $17 million was primarily due to an increase in RevPAR. During the three months ended March 31, 2026, RevPAR at our comparable franchised hotels increased 3.3 percent, due to increases in occupancy of 1.3 percentage points and ADR of 1.3 percent.

Licensing fees increased $8 million, as a result of increases in fees from our strategic partnerships, primarily resulting from activity under our co-branded credit card arrangements.

Base management fees and incentive management fees from comparable properties increased $4 million each, for a total increase of $8 million, on a currency neutral basis, as a result of an increase in RevPAR at our comparable managed hotels of 4.4 percent due to increases in occupancy of 1.5 percentage points and ADR of 2.1 percent.

	Three Months Ended		Percent
	March 31,		Change
	2026	2025	2026 vs. 2025
	(in millions)
Ownership revenues	$249	$234	6.4

The $15 million increase in ownership revenues included a $13 million increase resulting from favorable fluctuations in foreign currency exchange rates.

Revenues from our comparable hotels in our ownership segment increased $8 million, on a currency neutral basis, as a result of an increase in RevPAR of 4.1 percent due to an increase in occupancy of 3.7 percentage points, partially offset by a decrease in ADR of 1.6 percent. Revenues from our non-comparable hotels within our ownership segment decreased $6 million on a currency neutral basis, primarily due to a hotel that exited our system between the periods.

	Three Months Ended		Percent
	March 31,		Change
	2026	2025	2026 vs. 2025
	(in millions)
Other revenues	$66	$46	43.5

The increase in other revenues was primarily related to an increase in vendor rebates for activity related to our purchasing operations.

Operating Expenses

	Three Months Ended		Percent
	March 31,		Change
	2026	2025	2026 vs. 2025
	(in millions)
Ownership expenses	$235	$239	(1.7)

The $4 million decrease in ownership expenses included a decrease of $19 million on a currency neutral basis, partially offset by an increase of $15 million resulting from unfavorable fluctuations in foreign currency exchange rates.

Operating expenses from our non-comparable consolidated hotels within our ownership segment decreased $22 million, on a currency neutral basis, primarily due to hotels that are undergoing renovations or that exited our system between the periods.

	Three Months Ended		Percent
	March 31,		Change
	2026	2025	2026 vs. 2025
	(in millions)
Depreciation and amortization expenses	$50	$41	22.0
General and administrative expenses	103	94	9.6
Other expenses	22	26	(15.4)

The increase in depreciation and amortization expenses was primarily related to software placed in service between the periods.

The increase in general and administrative expenses was primarily due to an increase in costs related to payroll and other compensation costs.

Non-operating Income and Expenses

	Three Months Ended		Percent
	March 31,		Change
	2026	2025	2026 vs. 2025
	(in millions)
Interest expense	$(162)	$(145)	11.7
Gain (loss) on foreign currency transactions	(5)	2	NM(1)
Other non-operating income, net	7	17	(58.8)
Income tax expense	(135)	(110)	22.7
____________
(1)Fluctuation in terms of percentage change is not meaningful.

In May 2025, we repaid, at maturity, all $500 million in aggregate principal amount of the 5.375% Senior Notes due 2025 (the "May 2025 Senior Notes"). In both July 2025 and December 2025, we issued $1.0 billion Senior Notes (the "July 2025 Senior Notes issuance" and the "December 2025 Senior Notes issuance," respectively) for a total aggregate principal amount of $2.0 billion. In December 2025, we also redeemed all $500 million in aggregate principal amount of the 5.750% Senior Notes due 2028 (the "2028 Senior Notes").

The increase in interest expense was primarily attributable to an increase of $29 million due to the July 2025 Senior Notes issuance and December 2025 Senior Notes issuance. The increase was partially offset by a decrease in interest expense of $14 million due to the repayment of the May 2025 Senior Notes and the 2028 Senior Notes.

The net gains and losses on foreign currency transactions are the result of changes in foreign currency exchange rates, including on certain intercompany financing arrangements, such as short-term cross-currency intercompany loans, as well as transactions denominated in foreign currencies.
The net change in other non-operating income, net during the three months ended March 31, 2026 was primarily driven by a decrease in interest income due to decreased interest rates and a lower average cash balance.

The increase in income tax expense was primarily attributable to the increase in income before income taxes.

Segment Results

As of March 31, 2026, our management and franchise segment included 875 managed and 8,339 franchised and licensed properties, which included 114 timeshare and 533 strategic partner hotels, consisting of 1,346,991 total rooms, and our ownership segment included 46 hotels consisting of 15,287 total rooms. Refer to Note 10: "Business Segments" in our unaudited condensed consolidated financial statements for reconciliations of revenues for our reportable segments to consolidated total revenues and of segment Adjusted EBITDA to consolidated income before income taxes.

Franchise and licensing fees and total management fees, including fees charged to our ownership segment and excluding amortization of contract acquisition costs, reflects our management and franchise segment revenues and segment Adjusted EBITDA. Our ownership segment Adjusted EBITDA reflects revenues from consolidated hotels within our ownership segment, less (i) ownership expenses, excluding FF&E replacement reserves expenses, share-based compensation expenses and certain other items, less (ii) fees charged by our management and franchise segment to our ownership segment, plus (iii) income (loss) from hotels owned or leased by entities in which we own a noncontrolling financial interest. For the three months ended March 31, 2026, refer to "—Revenues" for further discussion of the changes in our franchise and licensing fees and total management fees as well as for further discussion of the changes in revenues from our ownership segment. Refer to "—Operating Expenses" for further discussion of the changes in our ownership segment expenses.

Liquidity and Capital Resources

Overview

As of March 31, 2026, we had total cash and cash equivalents of $619 million, including $55 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents is related to cash collateral and cash held for FF&E reserves.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including: (i) costs associated with the management and franchising of hotels, including those costs related to our Hilton Honors program, marketing, sales and brand programs and shared services; (ii) corporate expenses; (iii) payroll and compensation costs; (iv) taxes and compliance costs; (v) scheduled debt maturities and interest payments on our outstanding indebtedness; (vi) lease payments under our finance and operating leases; (vii) costs, other than compensation and lease payments that are noted separately, associated with the operations of consolidated hotels within our ownership segment, including, but not limited to, utilities and operating supplies; (viii) committed contract acquisition costs; (ix) capital and maintenance expenditures for required renovations and maintenance at the consolidated hotels within our ownership segment; (x) corporate capital and information technology expenditures; (xi) dividends as declared; and (xii) share repurchases.

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

In March 2026, we amended the credit agreement governing our Revolving Credit Facility to extend the maturity date, which we expect to be March 2031, and reprice the rate on amounts outstanding to SOFR plus 1.00%. Refer to Note 4: "Debt" in our unaudited condensed consolidated financial statements for additional information. Except for the amendment to the credit agreement governing our Revolving Credit Facility, there were no material changes to our contractual obligations from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

During the three months ended March 31, 2026, we repurchased approximately 2.7 million shares of our common stock for $825 million, excluding the excise tax on share repurchases. As of March 31, 2026, approximately $3.9 billion remained available for share repurchases under our stock repurchase program.

In circumstances where we have the opportunity to support our strategic objectives, we may provide guarantees or other commitments, as necessary, to owners of hotels that we currently or in the future will manage or franchise or other third parties. See Note 11: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information on our commitments that were outstanding as of March 31, 2026.

We have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases. Within the framework of our investment policy, we intend to finance our business activities primarily with cash on our balance sheet as of March 31, 2026, cash generated from our operations and, as needed, the use of the available capacity of our Revolving Credit Facility. We have continued access to debt markets and have obtained, and expect to continue to be able to obtain, financing as a source of liquidity as required and to extend maturities of existing borrowings, if necessary. Additionally, we may from time to time pre-sell Hilton Honors points through strategic partnership arrangements as a source of liquidity.

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

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Three Months Ended		Percent
	March 31,		Change
	2026	2025	2026 vs. 2025
	(in millions)
Net cash provided by operating activities	$618	$452	36.7
Net cash used in investing activities	(39)	(50)	(22.0)
Net cash used in financing activities	(923)	(974)	(5.2)

Operating Activities

Cash flows from operating activities were primarily generated from management, franchise and licensing fee revenue. The increase in net cash inflows during the period included an increase in cash inflows generated from management, franchise and licensing fees, discussed in "—Revenues," largely as a result of revenues from net franchise hotel additions, an increase in RevPAR at our comparable managed and franchised hotels and an increase of $32 million in termination fees received from franchised properties.

Investing Activities

Net cash used in investing activities primarily included cash flows related to: (i) capitalized software costs related to various systems initiatives for the benefit of both our hotel owners and our overall corporate operations, (ii) capital expenditures for property and equipment related to corporate property and the renovation of certain consolidated hotels and (iii) issuance of financing receivables.

Financing Activities

The decrease in net cash used in financing activities includes a $54 million decrease in cash outflows for share repurchases.

Debt and Borrowing Capacity

As of March 31, 2026, our total indebtedness, excluding the deduction for unamortized deferred financing costs and discount, was approximately $12.5 billion. No debt amounts were outstanding under the Revolving Credit Facility, which had an available borrowing capacity of $1,894 million after considering $106 million of letters of credit outstanding. In April 2026, we borrowed $265 million under the Revolving Credit Facility for general corporate purposes and subsequently repaid $115 million of the outstanding indebtedness. For additional information on our total indebtedness and guarantees on our debt, refer to Note 4: "Debt" in our unaudited condensed consolidated financial statements.

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

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and, during the three months ended March 31, 2026, there were no material changes to those critical accounting estimates that were previously disclosed.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in one-month SOFR, the benchmark rate for which the interest rate of the majority of our variable-rate indebtedness is based on, and foreign currency exchange rates. These rate changes may affect future income, cash flows and the fair value of the Company, its assets and its liabilities. In certain situations, we may seek to reduce volatility associated with changes in interest rates and foreign currency exchange rates by entering into derivative financial instruments intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial instruments to the extent they meet our objectives to reduce volatility in our results of operations and cash flows, and we do not use derivatives for speculative purposes. In March 2026, our interest rate swap with a notional amount of $1.6 billion matured. As such, the Company does not have any interest rate swaps outstanding to hedge its variable-rate indebtedness as of March 31, 2026. Our exposure to market risk has not otherwise materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Item 1A. Risk Factors

As of March 31, 2026, there have been no material changes from the risk factors previously disclosed under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended March 31, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
January 1, 2026 to January 31, 2026	923,942	$296.42	923,942	$4,492
February 1, 2026 to February 28, 2026	701,499	312.49	701,499	4,273
March 1, 2026 to March 31, 2026	1,107,673	299.29	1,107,673	3,941
Total	2,733,114	301.71	2,733,114
____________
(1)Includes commissions paid.
(2)Our share repurchase program was initially announced in February 2017; in January 2026, our board of directors authorized the repurchase of an additional $3.5 billion of our common stock under our stock repurchase program, bringing the total amount of repurchases of our common stock allowed under the program to $18.0 billion. Under this publicly announced program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.     Exhibits

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 16, 2025).
3.2	Amended and Restated By-Laws of Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on May 16, 2025).
10.1	Form of 2026 Performance Award Agreement.*
10.2	Form of 2026 Restricted Stock Unit Agreement.*
10.3	Form of 2026 Nonqualified Stock Option Agreement.*
10.4
Amendment No. 12, dated as of March 18, 2026, to the Credit Agreement, dated as of October 25, 2013 (as amended by Amendment No. 1 to the Credit Agreement dated as of August 18, 2016, as further amended by Amendment No. 2 to the Credit Agreement dated as of November 21, 2016, as further amended by Amendment No. 3 to the Credit Agreement dated as of March 16, 2017, as further amended by Amendment No. 4 to the Credit Agreement dated as of April 19, 2018, as further amended by Amendment No. 5 to the Credit Agreement dated as of June 5, 2019, as further amended by Amendment No. 6 to the Credit Agreement dated as of June 21, 2019, as further amended by Amendment No. 7 to the Credit Agreement dated as of October 21, 2021, as further amended by Amendment No. 8 to the Credit Agreement dated as of December 9, 2022, as further amended by Amendment No. 9 to the Credit Agreement dated as of January 5, 2023, as further amended by Amendment No. 10 to the Credit Agreement dated as of November 8, 2023 and as further amended by Amendment No. 11 to the Credit Agreement dated as of June 14, 2024), by and among Hilton Worldwide Holdings Inc., Hilton Worldwide Parent LLC, Hilton Domestic Operating Company, Inc., the other guarantors party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent, collateral agent, swing line lender and L/C issuer and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2026).

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

Date: April 28, 2026