Form 10-Q
period 2026-06-30
Hilton Worldwide Holdings Inc.
filed 2026-07-28
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of July 23, 2026 was 225,064,910.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,009	$918
Restricted cash and cash equivalents	55	52
Accounts receivable, net of allowance for credit losses of $172 and $163	1,790	1,690
Prepaid expenses	210	219
Other	231	117
Total current assets (variable interest entities – $74 and $85)	3,295	2,996
Intangibles and Other Assets:
Goodwill	5,068	5,081
Brands	5,011	5,023
Management and franchise contracts, net	1,507	1,471
Other intangible assets, net	198	206
Operating lease right-of-use assets	555	577
Property and equipment, net	656	684
Deferred income tax assets	216	252
Other	422	484
Total intangibles and other assets (variable interest entities – $323 and $341)	13,633	13,778
TOTAL ASSETS	$16,928	$16,774
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$2,307	$2,336
Current maturities of long-term debt	624	25
Current portion of deferred revenues	818	858
Current portion of liability for guest loyalty program	1,327	1,289
Total current liabilities (variable interest entities – $34 and $47)	5,076	4,508
Long-term debt	12,719	12,338
Operating lease liabilities	680	730
Deferred revenues	1,714	1,648
Deferred income tax liabilities	260	322
Liability for guest loyalty program	1,750	1,624
Other	999	950
Total liabilities (variable interest entities – $313 and $340)	23,198	22,120
Commitments and contingencies – see Note 11
Redeemable Noncontrolling Interests	5	13
Equity (Deficit):
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 225,696,464 outstanding as of June 30, 2026 and 230,433,192 outstanding as of December 31, 2025	3	3
Treasury stock, at cost; 112,124,356 shares as of June 30, 2026 and 106,540,900 shares as of December 31, 2025	(16,190)	(14,428)
Additional paid-in capital	11,341	11,274
Accumulated deficit	(710)	(1,508)
Accumulated other comprehensive loss	(747)	(729)
Total Hilton stockholders' deficit	(6,303)	(5,388)
Noncontrolling interests	28	29
Total deficit	(6,275)	(5,359)
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (DEFICIT)	$16,928	$16,774

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Franchise and licensing fees	$808	$745	$1,504	$1,370
Base and other management fees	99	97	194	185
Incentive management fees	69	75	145	147
Ownership	311	332	560	566
Other revenues	72	77	138	123
	1,359	1,326	2,541	2,391
Cost reimbursement revenues	1,982	1,811	3,737	3,441
Total revenues	3,341	3,137	6,278	5,832

Expenses
Ownership	266	286	501	525
Depreciation and amortization	49	43	99	84
General and administrative	114	109	217	203
Other expenses	46	26	68	52
	475	464	885	864
Reimbursed expenses	2,008	1,895	3,857	3,654
Total expenses	2,483	2,359	4,742	4,518

Operating income	858	778	1,536	1,314

Interest expense	(183)	(151)	(345)	(296)
Gain (loss) on foreign currency transactions	(7)	(1)	(12)	1
Other non-operating income, net	12	3	19	20

Income before income taxes	680	629	1,198	1,039

Income tax expense	(198)	(187)	(333)	(297)

Net income	482	442	865	742
Net loss (income) attributable to redeemable and nonredeemable noncontrolling interests	—	(2)	2	(2)
Net income attributable to Hilton stockholders	$482	$440	$867	$740

Earnings per share:
Basic	$2.12	$1.85	$3.80	$3.10
Diluted	$2.10	$1.84	$3.76	$3.07

Cash dividends declared per share	$0.15	$0.15	$0.30	$0.30

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$482	$442	$865	$742
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $—(1), $5, $(1) and $5	(5)	81	(27)	108
Pension liability adjustment, net of tax of $(1), $(1), $(2) and $(2)	1	2	5	4
Cash flow hedge adjustment, net of tax of $(1), $6, $1 and $11	2	(19)	2	(34)
Total other comprehensive income (loss)	(2)	64	(20)	78

Comprehensive income	480	506	845	820
Comprehensive loss (income) attributable to redeemable and nonredeemable noncontrolling interests	—	(2)	4	(3)
Comprehensive income attributable to Hilton stockholders	$480	$504	$849	$817
____________
(1)Amount was less than $1 million.

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2026	2025
Operating Activities:
Net income	$865	$742
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of contract acquisition costs	32	27
Depreciation and amortization expenses	99	84
Loss (gain) on foreign currency transactions	12	(1)
Share-based compensation expense	106	91
Deferred income taxes	(28)	(18)
Contract acquisition costs, net of refunds	(77)	(72)
Change in deferred revenues	26	85
Change in liability for guest loyalty program	164	186
Working capital changes and other	(109)	(14)
Net cash provided by operating activities	1,090	1,110
Investing Activities:
Capital expenditures for property and equipment	(21)	(42)
Issuance of financing receivables	(15)	—
Settlements of undesignated derivative financial instruments	4	—
Capitalized software costs	(47)	(41)
Other	(1)	(3)
Net cash used in investing activities	(80)	(86)
Financing Activities:
Borrowings	1,565	650
Repayment of debt	(580)	(881)
Debt issuance costs	(21)	—
Dividends paid	(69)	(73)
Repurchases of common stock	(1,787)	(1,644)
Share-based compensation tax withholdings	(72)	(72)
Proceeds from share-based compensation	51	40
Settlements of interest rate swap with financing component	7	20
Acquisition of redeemable noncontrolling interests	(5)	—
Net cash used in financing activities	(911)	(1,960)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(5)	8
Net increase (decrease) in cash, restricted cash and cash equivalents	94	(928)
Cash, restricted cash and cash equivalents, beginning of period	970	1,376
Cash, restricted cash and cash equivalents, end of period	$1,064	$448

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

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain disclosures normally included in annual financial statements presented in accordance with GAAP; however, we believe the disclosures made are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Note 2: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as components of current and long-term deferred revenues, during the six months ended June 30, 2026:

(in millions)
Balance as of December 31, 2025	$2,354
Cash received in advance and not recognized as revenue	536
Revenue recognized(1)	(347)
Other(2)	(134)
Balance as of June 30, 2026	$2,409
____________
(1)Primarily related to Hilton Honors, our guest loyalty program, including co-branded credit card arrangements.
(2)Primarily represents the changes in estimated transaction prices for our performance obligations related to the issuance of Hilton Honors points, which had no effect on revenues.

Performance Obligations

As of June 30, 2026, deferred revenues for unsatisfied performance obligations consisted of: (i) $1,550 million related to Hilton Honors that will be recognized as revenue over approximately the next two years; (ii) $845 million related to advance consideration received from hotel owners for application, initiation and other fees and system implementation fees; and (iii) $14 million related to other obligations. These performance obligations are recognized as revenue as discussed in Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Note 3: Consolidated Variable Interest Entities

As of June 30, 2026 and December 31, 2025, we consolidated two variable interest entities ("VIEs") that each lease one hotel property, both of which are located in Japan, and for which the assets are only available to settle the obligations of the respective entities and the liabilities of the respective entities are non-recourse to us. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb losses and the right to receive benefits that could be significant to each of the VIEs individually.

Our condensed consolidated balance sheets include the assets and liabilities of these entities, including the effect of foreign currency translation, which primarily comprised the following:

	June 30,	December 31,
	2026	2025
	(in millions)
Cash and cash equivalents	$43	$63
Accounts receivable, net	11	17
Other current assets	18	1
Property and equipment, net	267	283
Deferred income tax assets	18	18
Other non-current assets	38	39
Accounts payable, accrued expenses and other	29	41
Long-term debt(1)	279	291
____________
(1)Represents finance lease liabilities; includes current maturities of $4 million as of June 30, 2026 and December 31, 2025.

Note 4: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of June 30, 2026, were as follows:

	June 30,	December 31,
	2026	2025
	(in millions)
Senior secured term loan facility with a rate of 5.40%, due 2030	$3,119	$3,119
Senior notes with a rate of 4.875%, due 2027(1)	600	600
Senior notes with a rate of 5.875%, due 2029(1)	550	550
Senior notes with a rate of 3.750%, due 2029(1)	800	800
Senior notes with a rate of 4.875%, due 2030(1)	1,000	1,000
Senior notes with a rate of 4.000%, due 2031(1)	1,100	1,100
Senior notes with a rate of 5.500%, due 2031(1)	1,000	—
Senior notes with a rate of 3.625%, due 2032(1)	1,500	1,500
Senior notes with a rate of 6.125%, due 2032(1)	450	450
Senior notes with a rate of 5.875%, due 2033(1)	1,000	1,000
Senior notes with a rate of 5.750%, due 2033(1)	1,000	1,000
Senior notes with a rate of 5.500%, due 2034(1)	1,000	1,000
Finance lease liabilities with a weighted average rate of 4.62%, due 2026 to 2060(2)	325	340
	13,444	12,459
Less: unamortized deferred financing costs and discount	(101)	(96)
Less: current maturities of long-term debt(3)	(624)	(25)
	$12,719	$12,338
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
(3)Represents current maturities of finance lease liabilities and the 4.875% Senior Notes due 2027 (the "April 2027 Senior Notes"). We believe that we have sufficient sources of liquidity and access to debt financing to address the current maturities of long-term debt at or prior to the respective maturity dates.

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

In March 2026, we amended the credit agreement governing our Revolving Credit Facility to extend the maturity date, which we expect to be March 2031, and reprice the rate on amounts outstanding to the secured overnight financing rate ("SOFR") plus 1.00%. In connection with this amendment, we incurred approximately $5 million of debt issuance costs. During the three months ended June 30, 2026, we borrowed and subsequently repaid an aggregate $565 million under the Revolving Credit Facility. As of June 30, 2026, no borrowings were outstanding under the Revolving Credit Facility, which had an available borrowing capacity of $1,894 million after considering $106 million of letters of credit outstanding.

In May 2026, we issued $1.0 billion aggregate principal amount of 5.500% Senior Notes due 2031 (the "5.500% 2031 Senior Notes" or "May 2026 Senior Notes Issuance"). As part of the May 2026 Senior Notes Issuance, we incurred $15 million of debt issuance costs, which were recognized as a reduction to the outstanding debt balance in our condensed consolidated balance sheet and will be amortized to interest expense through the maturity date of the 5.500% 2031 Senior Notes. Interest on the 5.500% 2031 Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2026. We used a portion of the net proceeds from the May 2026 Senior Notes Issuance to fully repay $450 million of outstanding borrowings under our Revolving Credit Facility at that time.

Note 5: Fair Value Measurements

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	June 30, 2026
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Liabilities:
Long-term debt(2)	$13,119	$9,802	$—	$3,127

	December 31, 2025
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap(3)	$7	$—	$7	$—
Liabilities:
Long-term debt(2)	12,119	8,922	—	3,142
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
(3)In March 2026, our interest rate swap with a notional amount of $1.6 billion matured. As such, the Company does not have any interest rate swaps outstanding as of June 30, 2026.

Note 6: Income Taxes

At the end of each quarter, we estimate the effective income tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of income (loss) before income taxes, which is subject to federal, state, local and foreign income taxes.

In October 2023, the U.S. Tax Court issued an opinion deciding that a third-party taxpayer was not entitled to apply the method of accounting provided for in Treasury Regulation Section 1.451-4 to its hotel loyalty program. We currently apply this method of accounting to our guest loyalty program for federal income tax purposes. On April 22, 2026, the U.S. Court of

Appeals for the Seventh Circuit vacated the U.S. Tax Court's ruling and remanded the case for further proceedings. We have evaluated the appellate court ruling and concluded that it does not impact Hilton's accounting for income taxes.

Note 7: Share-Based Compensation

Our share-based compensation primarily consists of awards that we grant to eligible employees under the Hilton 2017 Omnibus Incentive Plan (the "2017 Plan") and includes time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options") and performance-vesting RSUs ("performance shares"). In May 2026, stockholders approved the amendment and restatement of the 2017 Plan to authorize an additional 846,000 shares of common stock for issuance and extend the term of the Plan to May 2036. We recognized share-based compensation expense of $61 million and $55 million during the three months ended June 30, 2026 and 2025, respectively, and $106 million and $91 million during the six months ended June 30, 2026 and 2025, respectively, which included amounts reimbursed by hotel owners.

RSUs

During the six months ended June 30, 2026, we granted 338,000 RSUs with a weighted average grant date fair value per share of $313.31, which generally vest in equal annual installments over two or three years from the date of grant.

Options

During the six months ended June 30, 2026, we granted 177,000 options with an exercise price per share of $313.35, which vest in equal annual installments over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The grant date fair value per share of the options granted during the six months ended June 30, 2026 was $113.22, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

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

Performance Shares

During the six months ended June 30, 2026, we granted 128,000 performance shares with a grant date fair value per share of $313.35, which vest three years from the date of grant based on the achievement of various performance measures.

As of June 30, 2026, we determined that all of the performance measures for all outstanding performance shares granted in 2024, 2025 and 2026 were probable of achievement, with the average of the applicable achievement factors estimated to be nearly at the target achievement percentage for performance shares granted in 2025, between the target and maximum achievement percentage for performance shares granted in 2024 and at the target achievement percentage for the performance shares granted in 2026.

Note 8: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$482	$440	$867	$740
Denominator:
Weighted average shares outstanding	227	237	228	239
Basic EPS	$2.12	$1.85	$3.80	$3.10

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$482	$440	$867	$740
Denominator:
Weighted average shares outstanding(1)	229	239	230	241
Diluted EPS	$2.10	$1.84	$3.76	$3.07
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

Note 9: Noncontrolling Interests, Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss

The following tables present the changes in the redeemable and nonredeemable noncontrolling interests and the components of stockholders' equity (deficit) attributable to Hilton stockholders:

	Three Months Ended June 30, 2026
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
	(in millions)	(in millions)
Balance as of March 31, 2026	$11	228.3	$3	$(15,259)	$11,254	$(1,158)	$(745)	$27	$(5,878)
Acquisition of redeemable noncontrolling interests	(5)	—	—	—	—	—	—	—	—
Net income (loss)	(1)	—	—	—	—	482	—	1	483
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Dividends	—	—	—	—	—	(34)	—	—	(34)
Repurchases of common stock	—	(2.9)	—	(940)	—	—	—	—	(940)
Share-based compensation	—	0.3	—	9	87	—	—	—	96
Balance as of June 30, 2026	$5	225.7	$3	$(16,190)	$11,341	$(710)	$(747)	$28	$(6,275)

	Three Months Ended June 30, 2025
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
	(in millions)	(in millions)
Balance as of March 31, 2025	$16	238.8	$3	$(12,154)	$11,101	$(2,559)	$(769)	$23	$(4,355)
Net income (loss)	(1)	—	—	—	—	440	—	3	443
Other comprehensive income	—	—	—	—	—	—	64	—	64
Dividends	—	—	—	—	—	(36)	—	—	(36)
Repurchases of common stock	—	(3.2)	—	(762)	—	—	—	—	(762)
Share-based compensation	—	0.2	—	9	73	—	—	—	82
Balance as of June 30, 2025	$15	235.8	$3	$(12,907)	$11,174	$(2,155)	$(705)	$26	$(4,564)

	Six Months Ended June 30, 2026
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
	(in millions)	(in millions)
Balance as of December 31, 2025	$13	230.4	$3	$(14,428)	$11,274	$(1,508)	$(729)	$29	$(5,359)
Acquisition of redeemable noncontrolling interests	(5)	—	—	—	—	—	—	—	—
Net income (loss)	(3)	—	—	—	—	867	—	1	868
Other comprehensive loss	—	—	—	—	—	—	(18)	(2)	(20)
Dividends	—	—	—	—	—	(69)	—	—	(69)
Repurchases of common stock	—	(5.6)	—	(1,771)	—	—	—	—	(1,771)
Share-based compensation	—	0.9	—	9	67	—	—	—	76
Balance as of June 30, 2026	$5	225.7	$3	$(16,190)	$11,341	$(710)	$(747)	$28	$(6,275)

		Six Months Ended June 30, 2025
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
	(in millions)	(in millions)
Balance as of December 31, 2024	$17	241.8	$3	$(11,256)	$11,130	$(2,822)	$(782)	$21	$(3,706)
Net income (loss)	(2)	—	—	—	—	740	—	4	744
Other comprehensive income	—	—	—	—	—	—	77	1	78
Dividends	—	—	—	—	—	(73)	—	—	(73)
Repurchases of common stock	—	(6.9)	—	(1,660)	—	—	—	—	(1,660)
Share-based compensation	—	0.9	—	9	44	—	—	—	53
Balance as of June 30, 2025	$15	235.8	$3	$(12,907)	$11,174	$(2,155)	$(705)	$26	$(4,564)

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2025	$(507)	$(223)	$1	$(729)
Other comprehensive income (loss) before reclassifications	(25)	—	8	(17)
Amounts reclassified from accumulated other comprehensive loss	—	5	(6)	(1)
Net other comprehensive income (loss)	(25)	5	2	(18)
Balance as of June 30, 2026	$(532)	$(218)	$3	$(747)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2024	$(591)	$(240)	$49	$(782)
Other comprehensive income (loss) before reclassifications	106	—	(15)	91
Amounts reclassified from accumulated other comprehensive loss	1	4	(19)	(14)
Net other comprehensive income (loss)	107	4	(34)	77
Balance as of June 30, 2025	$(484)	$(236)	$15	$(705)
____________
(1)Includes net investment hedge gains and intra-entity foreign currency transactions that are of a long-term investment nature. Amount reclassified during the six months ended June 30, 2025 relates to the liquidation of an investment in a certain foreign entity and was recognized in gain (loss) on foreign currency transactions in our condensed consolidated statement of operations.
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

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in millions)
Franchise and licensing fees	$817	$751	$1,520	$1,382
Base and other management fees(1)	115	115	223	216
Incentive management fees(1)	77	75	159	147
Management and franchise	1,009	941	1,902	1,745
Ownership	311	332	560	566
Segment revenues	1,320	1,273	2,462	2,311
Amortization of contract acquisition costs	(17)	(13)	(32)	(27)
Other revenues	72	77	138	123
Cost reimbursement revenues(2)	1,982	1,811	3,737	3,441
Intersegment fees elimination(1)	(16)	(11)	(27)	(16)
Total revenues	$3,341	$3,137	$6,278	$5,832
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

The following table presents Adjusted EBITDA for our reportable segments, reconciled to consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in millions)
Management and franchise(1)(2)	$1,009	$941	$1,902	$1,745
Ownership(1)(2)	45	57	60	65
Segment Adjusted EBITDA	1,054	998	1,962	1,810
Corporate and other(3)	—	10	(7)	(7)
Interest expense	(183)	(151)	(345)	(296)
Depreciation and amortization expenses	(49)	(43)	(99)	(84)
Gain (loss) on foreign currency transactions	(7)	(1)	(12)	1
FF&E replacement reserves	(13)	(19)	(23)	(32)
Share-based compensation expense	(61)	(55)	(106)	(91)
Amortization of contract acquisition costs	(17)	(13)	(32)	(27)
Cost reimbursement revenues(4)	1,982	1,811	3,737	3,441
Reimbursed expenses(4)	(2,008)	(1,895)	(3,857)	(3,654)
Other adjustments(5)	(18)	(13)	(20)	(22)
Income before income taxes	$680	$629	$1,198	$1,039
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.
(2)No expenses are allocated to the management and franchise segment. For the ownership segment, rent expense is the significant expense regularly provided to the CODM; rent expense was $52 million and $61 million for the three months ended June 30, 2026 and 2025, respectively, and $93 million and $102 million for the six months ended June 30, 2026 and 2025, respectively. Total other ownership expenses were $216 million and $217 million for the three months ended June 30, 2026 and 2025, respectively, and $411 million and $403 million for the six months ended June 30, 2026 and 2025, respectively, comprising (i) room expenses; (ii) food and beverage costs; (iii) property expenses; and (iv) other support costs. Ownership segment Adjusted EBITDA also includes income (loss) from hotels owned or leased by entities in which we own a noncontrolling financial interest.
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
(5)Amounts for the three and six months ended June 30, 2025 include expected future credit losses on financing receivables. Amount for the six months ended June 30, 2025 also includes restructuring costs related to one of our leased hotels. Amounts for all periods include gains (losses) related to severance and other items, including non-cash charges, such as net gains (losses) related to certain of our investments in unconsolidated affiliates.

Note 11: Commitments and Contingencies

Although our management contracts may include performance clauses, most of these clauses do not require us to fund shortfalls but instead allow the owner to terminate the contract if specified operating performance levels are not achieved. In limited cases, we have provided performance guarantees that obligate us to fund these shortfalls. As of June 30, 2026, we had performance guarantees with expirations ranging from 2026 to 2043 and possible cash outlays totaling $13 million.

We also have extended debt guarantees and provided loan commitments to owners of certain hotels that we currently or in the future will manage or franchise. Our debt guarantees and loan commitments as of June 30, 2026 had expirations ranging from 2027 to 2035 and remaining possible cash outlays totaling $56 million.

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

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2026 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 12: Supplemental Disclosures of Cash Flow Information

Cash interest paid included within operating activities in our condensed consolidated statements of cash flows was $338 million and $320 million during the six months ended June 30, 2026 and 2025, respectively. These amounts exclude $7 million and $20 million for the six months ended June 30, 2026 and 2025, respectively, of cash receipts related to settlements of our interest rate swap with a financing component, which are separately disclosed within financing activities in our condensed consolidated statements of cash flows.

Income tax payments, net of refunds received, were $406 million and $121 million for the six months ended June 30, 2026 and 2025, respectively.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, future financial results, liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "forecasts," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry; macroeconomic factors beyond our control, such as inflation, changes in interest rates, challenges due to labor shortages or disputes and supply chain disruptions; the loss of key senior management personnel; competition for hotel guests and management and franchise contracts; risks related to doing business with third-party hotel owners; performance of our information technology systems; growth of reservation channels outside of our system; risks of doing business outside of the U.S.; risks associated with geopolitical conflicts, including Iran; uncertainty resulting from U.S. and global political trends, tariffs and other policies, including potential barriers to travel, trade and immigration and other geopolitical events; and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the "SEC"). We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

Our Business

Hilton is one of the largest global hospitality companies, with 9,453 properties comprising 1,384,842 rooms in 144 countries and territories as of June 30, 2026. Our premier brand portfolio includes luxury, lifestyle, full service, focused service and all-suites brands, as well as timeshare brands. As of June 30, 2026, we had 260 million members in our award-winning guest loyalty program, Hilton Honors, an increase of 15 percent from June 30, 2025.

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

We conduct business in three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S., which represented 63 percent of our system-wide hotel rooms as of June 30, 2026, is included in the Americas region, it is often analyzed separately and apart from the Americas region and, as such, it is presented separately within our hotel operating statistics in "—Results of Operations." The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within our hotel operating statistics in "—Results of Operations." The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

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

In addition to our current hotel portfolio, we are focused on the growth of our business by expanding our global hotel network through our development pipeline, which represents hotels that we expect to add to our system in the future. The following table summarizes our development activity:

	As of or for the
	Six Months Ended
	June 30, 2026
	Hotels	Rooms(1)
Hotel system
Openings	338	40,400
Net additions(2)	288	32,500

Development pipeline
Additions	544	69,100
Count as of period end(3)	3,853	541,300
____________
(1)Rounded to the nearest hundred.
(2)Represents room additions, net of rooms removed from our system. Net unit growth from June 30, 2025 to June 30, 2026 was 6.1 percent.
(3)The hotels in our development pipeline were under development throughout 132 countries and territories, including 26 countries and territories where we had no existing hotels, with almost half of the rooms under construction and more than half of the rooms located outside of the U.S. Rooms under construction include rooms for hotels under construction or operating hotels that are in the process of conversion to our system. Nearly all of the rooms in our development pipeline will be in our management and franchise segment upon opening. We do not consider any individual development project to be material to us.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that were active and operating in our system for at least one full calendar year and were open January 1st of the previous year. We exclude hotels that have undergone a change in brand or ownership type or a large-scale capital project during the current or comparable periods or otherwise do not have available comparable results, such as those that have sustained substantial property damage or encountered business interruption. We exclude strategic partner hotels from our comparable hotels. Of the 9,332 hotels in our system as of June 30, 2026, 562 hotels were strategic partner hotels and 6,808 hotels were classified as comparable hotels. Our 1,962 non-comparable hotels as of June 30, 2026 included (i) 988 hotels that were added to our system after January 1, 2025 or that have undergone a change in brand or ownership type during the current or comparable periods reported and (ii) 974 hotels that were removed from the comparable group for the current or comparable periods reported because they underwent or are undergoing large-scale capital projects, sustained substantial property damage, encountered business interruption or comparable results were otherwise not available for them.

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

References to occupancy, ADR and RevPAR are presented on a comparable basis, based on the comparable hotels as of June 30, 2026, and references to ADR and RevPAR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three and six months ended June 30, 2026 and 2025 use foreign currency exchange rates for the three and six months ended June 30, 2026, respectively.

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

Results of Operations

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Change		Six Months Ended	Change
	June 30, 2026	2026 vs. 2025		June 30, 2026	2026 vs. 2025
System-wide
Occupancy	74.9%	1.0%	pts.	71.3%	1.3%	pts.
ADR	$166.97	2.5%		$162.51	2.0%
RevPAR	$125.02	3.9%		$115.93	3.9%

U.S.
Occupancy	77.3%	1.6%	pts.	73.2%	1.6%	pts.
ADR	$180.16	3.2%		$174.72	2.3%
RevPAR	$139.28	5.4%		$127.93	4.7%

Americas (excluding U.S.)
Occupancy	68.6%	0.4%	pts.	66.3%	0.9%	pts.
ADR	$157.79	3.9%		$157.97	3.3%
RevPAR	$108.32	4.6%		$104.78	4.8%

Europe
Occupancy	78.3%	1.6%	pts.	72.2%	2.0%	pts.
ADR	$182.96	2.2%		$168.31	2.5%
RevPAR	$143.28	4.3%		$121.51	5.5%

MEA
Occupancy	53.0%	(16.1)%	pts.	58.6%	(10.0)%	pts.
ADR	$176.72	(8.1)%		$201.45	(0.4)%
RevPAR	$93.65	(29.5)%		$118.09	(15.0)%

Asia Pacific
Occupancy	68.6%	1.0%	pts.	66.7%	1.6%	pts.
ADR	$97.42	(0.3)%		$99.57	0.5%
RevPAR	$66.80	1.2%		$66.45	2.9%

System-wide RevPAR increased during the three and six months ended June 30, 2026, primarily due to improvements in system-wide ADR, which included the impact of inflation, and special events. In the U.S., for both the three and six months ended June 30, 2026, RevPAR increased due to strength in business and group, as well as growth in leisure aided by the World Cup. The increases in RevPAR in the Americas region, excluding the U.S., were attributable to increases in rate for both the three and six months ended June 30, 2026, resulting from group travel, particularly in the Caribbean and South America, as well as in Canada for the three months ended June 30, 2026. Europe was positively impacted by strength across business, leisure and group for the three months ended June 30, 2026, with the six months ended June 30, 2026 also benefitting from the Winter Olympics, which drove increases in leisure and group demand. MEA RevPAR decreased during both the three and six months ended June 30, 2026 as a result of the ongoing geopolitical conflict in the Middle East, with results for the six months ended June 30, 2026 partially offset by increased demand in January and February for special events. RevPAR in Asia Pacific for the periods increased, driven primarily by increases in leisure travel and overall strength in Japan and Korea, as well an increase in business travel for the three months ended June 30, 2026, partially offset by decreases in RevPAR in China due to a decline in group travel resulting from continued government restrictions.

The table below provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in millions)
Net income	$482	$442	$865	$742
Interest expense	183	151	345	296
Income tax expense	198	187	333	297
Depreciation and amortization expenses	49	43	99	84
Loss (gain) on foreign currency transactions	7	1	12	(1)
FF&E replacement reserves	13	19	23	32
Share-based compensation expense	61	55	106	91
Amortization of contract acquisition costs	17	13	32	27
Cost reimbursement revenues(1)	(1,982)	(1,811)	(3,737)	(3,441)
Reimbursed expenses(1)	2,008	1,895	3,857	3,654
Other adjustments(2)	18	13	20	22
Adjusted EBITDA	$1,054	$1,008	$1,955	$1,803
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
(2)Amounts for the three and six months ended June 30, 2025 include expected future credits losses on financing receivables. Amount for the six months ended June 30, 2025 also includes restructuring costs related to one of our leased hotels. Amounts for all periods include losses (gains) related to severance and other items, including non-cash charges, such as net losses (gains) related to certain of our investments in unconsolidated affiliates.

Revenues

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	(in millions)			(in millions)
Franchise and licensing fees	$808	$745	8.5	$1,504	$1,370	9.8

Base and other management fees	$99	$97	2.1	$194	$185	4.9
Incentive management fees	69	75	(8.0)	145	147	(1.4)
Total management fees	$168	$172	(2.3)	$339	$332	2.1

The currency neutral increases in franchise fees at our comparable franchised hotels of $26 million and $44 million for the three and six months ended June 30, 2026, respectively, were primarily due to increases in RevPAR. During the three months ended June 30, 2026, RevPAR at our comparable franchised hotels increased 4.6 percent, due to increases in occupancy of 1.3 percentage points and ADR of 2.9 percent. During the six months ended June 30, 2026, RevPAR at our comparable franchised hotels increased 4.3 percent, due to increases in occupancy of 1.5 percentage points and ADR of 2.1 percent.

The increases in franchise fees included net increases of $15 million and $28 million during the three and six months ended June 30, 2026, respectively as a result of net hotel additions between the periods. The increase in franchise fees for the three months ended June 30, 2026 was partially offset by a $17 million decrease in termination fees. The increase in franchise fees for the six months ended June 30, 2026 also included an increase of $15 million in termination fees.

Licensing fees increased $34 million and $42 million for the three and six months ended June 30, 2026, respectively, as a result of increases in fees from our strategic partnerships, primarily resulting from activity under our co-branded credit card arrangements, HGV and branded residential fees. Increased fees from HGV were the result of increased timeshare revenues earned by HGV, inclusive of the impact of adding new timeshare properties to our system between the periods.

The increases in base management fees were primarily due to increases at our comparable managed hotels as a result of increases in RevPAR. During the three months ended June 30, 2026, RevPAR at our comparable managed hotels increased 1.9 percent, due to an increase in ADR of 2.1 percent, partially offset by a decrease in occupancy of 0.1 percent. During the six months ended June 30, 2026, RevPAR at our comparable managed hotels increased 3.1 percent, due to increases in occupancy of 0.7 percentage points and ADR of 2.1 percent.

The decrease in incentive management fees for the three months ended June 30, 2026 was primarily due to conflicts in certain regions.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	(in millions)			(in millions)
Ownership revenues	$311	$332	(6.3)	$560	$566	(1.1)

The $21 million decrease in ownership revenues for the three months ended June 30, 2026 included a currency neutral decrease of $18 million and a $3 million decrease resulting from unfavorable fluctuations in foreign currency exchange rates. The $6 million decrease in ownership revenues for the six months ended June 30, 2026 included a currency neutral decrease of $16 million, partially offset by a $10 million increase resulting from favorable fluctuations in foreign currency exchange rates.

Revenues from our non-comparable hotels within our ownership segment decreased $14 million and $20 million for the three and six months ended June 30, 2026, respectively, on a currency neutral basis, primarily due to hotels that underwent or are undergoing a renovation. The decrease for the six months ended June 30, 2026 was also due to a hotel that exited our system between the periods.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	(in millions)			(in millions)
Other revenues	$72	$77	(6.5)	$138	$123	12.2

The increase in other revenues for the six months ended June 30, 2026 was primarily related to an increase in vendor incentives for activity related to our purchasing operations.

Operating Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	(in millions)			(in millions)
Ownership expenses	$266	$286	(7.0)	$501	$525	(4.6)

Ownership expenses included decreases of $20 million and $39 million, on a currency neutral basis, during the three and six months ended June 30, 2026, respectively. The six months ended June 30, 2026 was partially offset by an increase of $15 million resulting from unfavorable fluctuations in foreign currency exchange rates.

The $17 million and $39 million decreases in ownership expenses, on a currency neutral basis, from our non-comparable hotels within our ownership segment during the three and six months ended June 30, 2026, respectively, were primarily due to hotels that are undergoing renovations. The decrease for the six months ended June 30, 2026 also relates to a hotel that exited our system between the periods.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	(in millions)			(in millions)
Depreciation and amortization expenses	$49	$43	14.0	$99	$84	17.9
General and administrative expenses	114	109	4.6	217	203	6.9
Other expenses	46	26	76.9	68	52	30.8

The increases in depreciation and amortization expenses were primarily related to software placed in service between the periods.

The increases in general and administrative expenses were primarily due to increases in costs related to payroll and other compensation costs.

The increases in other expenses were primarily due to higher non-cash charges.

Non-operating Income and Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	(in millions)			(in millions)
Interest expense	$(183)	$(151)	21.2	$(345)	$(296)	16.6
Gain (loss) on foreign currency transactions	(7)	(1)	NM(1)	(12)	1	NM(1)
Other non-operating income, net	12	3	NM(1)	19	20	(5.0)
Income tax expense	(198)	(187)	5.9	(333)	(297)	12.1
____________
(1)Fluctuation in terms of percentage change is not meaningful.

In May 2025, we repaid, at maturity, all $500 million in aggregate principal amount of the 5.375% Senior Notes due 2025 (the "2025 Senior Notes"). In both July 2025 and December 2025, we issued $1.0 billion Senior Notes (the "July 2025 Senior Notes Issuance" and the "December 2025 Senior Notes Issuance," respectively) for a total aggregate principal amount of $2.0 billion. In December 2025, we also redeemed all $500 million in aggregate principal amount of the 5.750% Senior Notes due 2028 (the "2028 Senior Notes").

During the three and six months ended June 30, 2026, the increases in interest expense were primarily attributable to increases of $37 million and $66 million, respectively, due to the July 2025 Senior Notes Issuance, December 2025 Senior Notes Issuance and May 2026 Senior Notes Issuance. The increases in interest expense were also attributable to increases of $13 million and $16 million, respectively, due to the expiration of the interest rate swap used to mitigate floating interest rate risk in March 2026. During the three and six months ended June 30, 2026, the increases were partially offset by decreases in interest expense of $10 million and $24 million, respectively, due to the repayment of the 2025 Senior Notes and the 2028 Senior Notes in 2025, and decreases in interest expense on the Term Loans of $5 million and $10 million, respectively, due to decreases in one-month SOFR for the comparable periods.

The net gains and losses on foreign currency transactions are the result of changes in foreign currency exchange rates, including on certain intercompany financing arrangements, such as short-term cross-currency intercompany loans, as well as transactions denominated in foreign currencies.
The net change in other non-operating income, net during the three months ended June 30, 2026 was due to a decrease in expected future credit losses on financing receivables. The net change for the six months ended June 30, 2026 was driven by a decrease in interest income due to decreased interest rates and a lower average cash balance, offset by a decrease in expected future credit losses on financing receivables.

The increases in income tax expense during the three and six months ended June 30, 2026 were primarily attributable to increases in income before income taxes during the respective periods.

Segment Results

As of June 30, 2026, our management and franchise segment included 882 managed and 8,525 franchised and licensed properties, which included 121 timeshare and 562 strategic partner hotels, consisting of 1,369,556 total rooms, and our ownership segment included 46 hotels consisting of 15,286 total rooms. Refer to Note 10: "Business Segments" in our unaudited condensed consolidated financial statements for reconciliations of revenues for our reportable segments to consolidated total revenues and of segment Adjusted EBITDA to consolidated income before income taxes.

Franchise and licensing fees and total management fees, including fees charged to our ownership segment and excluding amortization of contract acquisition costs, reflects our management and franchise segment revenues and segment Adjusted EBITDA. Our ownership segment Adjusted EBITDA reflects revenues from consolidated hotels within our ownership segment, less (i) ownership expenses, excluding FF&E replacement reserves expenses, share-based compensation expenses and certain other items, less (ii) fees charged by our management and franchise segment to our ownership segment, plus (iii) income (loss) from hotels owned or leased by entities in which we own a noncontrolling financial interest. For the three and six months ended June 30, 2026, refer to "—Revenues" for further discussion of the changes in our franchise and licensing fees and total management fees as well as for further discussion of the changes in revenues from our ownership segment. Refer to "—Operating Expenses" for further discussion of the changes in our ownership segment expenses.

Liquidity and Capital Resources

Overview

As of June 30, 2026, we had total cash and cash equivalents of $1,064 million, including $55 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents is related to cash collateral and cash held for FF&E reserves.

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

In March 2026, we amended the credit agreement governing our Revolving Credit Facility to extend the maturity date, which we expect to be March 2031, and reprice the rate on amounts outstanding to SOFR plus 1.00%. During the three months ended June 30, 2026, we borrowed and subsequently repaid an aggregate of $565 million under the Revolving Credit Facility. In May 2026, we issued the 5.500% 2031 Senior Notes and used a portion of the net proceeds to fully repay borrowings drawn under the Revolving Credit Facility earlier in the period. Refer to Note 4: "Debt" in our unaudited condensed consolidated financial statements for additional information. Except for the amendment to the credit agreement governing our Revolving Credit Facility in March 2026 and the May 2026 Senior Notes Issuance, there were no material changes to our contractual obligations from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

During the six months ended June 30, 2026, we repurchased approximately 5.6 million shares of our common stock for $1,757 million, excluding the excise tax on share repurchases. As of June 30, 2026, approximately $3.0 billion remained available for share repurchases under our stock repurchase program.

In circumstances where we have the opportunity to support our strategic objectives, we may provide guarantees or other commitments, as necessary, to owners of hotels that we currently or in the future will manage or franchise or other third parties. See Note 11: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information on our commitments that were outstanding as of June 30, 2026.

We have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases. Within the framework of our investment policy, we intend to finance our business activities primarily with cash on our balance sheet as of June 30, 2026, cash generated from our operations and, as needed, the use of the available capacity of our Revolving Credit Facility. We have continued access to debt markets and have obtained, and expect to continue to be able to obtain, financing as a source of liquidity as required and to extend maturities of existing borrowings, if necessary. Additionally, we may from time to time pre-sell Hilton Honors points through strategic partnership arrangements as a source of liquidity.

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

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Six Months Ended		Percent
	June 30,		Change
	2026	2025	2026 vs. 2025
	(in millions)
Net cash provided by operating activities	$1,090	$1,110	(1.8)
Net cash used in investing activities	(80)	(86)	(7.0)
Net cash used in financing activities	(911)	(1,960)	(53.5)

Operating Activities

Cash flows from operating activities were primarily generated from management, franchise and licensing fee revenue. The decrease in net cash inflows during the period was primarily due to a $285 million increase in income tax payments due to timing. The decrease was partially offset by an increase in cash inflows generated from management, franchise and licensing fees, discussed in "—Revenues," largely as a result of revenues from our comparable managed and franchised hotels driven by an increase in RevPAR, as well as revenues from net franchise hotel additions and licensing fees from our strategic partnerships.

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

Financing Activities

The decrease in net cash used in financing activities was attributable to (i) a cash inflow of $1.0 billion from the May 2026 Senior Notes Issuance during the six months ended June 30, 2026 and (ii) a cash outflow of $500 million for the repayment of the 2025 Senior Notes during the six months ended June 30, 2025. The decrease in net cash used was partially offset by (i) net borrowings of $290 million under the Revolving Credit Facility during the six months ended June 30, 2025 and (ii) an increase of $143 million in cash outflows for share repurchases for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Debt and Borrowing Capacity

As of June 30, 2026, our total indebtedness, excluding the deduction for unamortized deferred financing costs and discount, was approximately $13.4 billion. No debt amounts were outstanding under the Revolving Credit Facility, which had an available borrowing capacity of $1,894 million after considering $106 million of letters of credit outstanding. For additional information on our total indebtedness and guarantees on our debt, refer to Note 4: "Debt" in our unaudited condensed consolidated financial statements.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or issue additional equity securities. We do not have any material indebtedness outstanding that matures until April 2029, other than $600 million of outstanding senior notes due April 2027. We believe that we have sufficient sources of liquidity and access to debt financing to address the repayment of the April 2027 Senior Notes at or prior to their maturity date as well as all indebtedness that becomes due thereafter. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hospitality industry that may be beyond our control.

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and, during the six months ended June 30, 2026, there were no material changes to those critical accounting estimates that were previously disclosed.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in one-month SOFR, the benchmark rate for which the interest rate of the majority of our variable-rate indebtedness is based on, and foreign currency exchange rates. These rate changes may affect future income, cash flows and the fair value of the Company, its assets and its liabilities. In certain situations, we may seek to reduce volatility associated with changes in interest rates and foreign currency exchange rates by entering into derivative financial instruments intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial instruments to the extent they meet our objectives to reduce volatility in our results of operations and cash flows, and we do not use derivatives for speculative purposes. In March 2026, our interest rate swap with a notional amount of $1.6 billion matured. As such, the Company does not have any interest rate swaps outstanding to hedge its variable-rate indebtedness as of June 30, 2026. Our exposure to market risk has not otherwise materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Item 1A. Risk Factors

As of June 30, 2026, there have been no material changes from the risk factors previously disclosed under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended June 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
April 1, 2026 to April 30, 2026	909,117	$323.41	909,117	$3,647
May 1, 2026 to May 31, 2026	1,141,934	319.65	1,141,934	3,282
June 1, 2026 to June 30, 2026	799,291	341.57	799,291	3,009
Total	2,850,342	326.99	2,850,342
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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
4.1
Indenture with respect to the 5.500% Senior Notes due 2031, dated as of May 11, 2026, among Hilton Domestic Operating Company, Inc., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 11, 2026).

4.2	Form of 5.500% Senior Note due 2031 (included in Exhibit 4.1).
10.1	Hilton Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2026).*
31.1	Certificate of Christopher J. Nassetta, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Kevin J. Jacobs, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: July 28, 2026