Form 10-Q
period 2026-09-30
Hilton Worldwide Holdings Inc.
filed 2026-10-27
CIK 1585689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of October 22, 2026 was 222,504,355.

HILTON WORLDWIDE HOLDINGS INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$774	$918
Restricted cash and cash equivalents	56	52
Accounts receivable, net of allowance for credit losses of $175 and $163	1,800	1,690
Prepaid expenses	252	219
Other	230	117
Total current assets (variable interest entities – $65 and $85)	3,112	2,996
Intangibles and Other Assets:
Goodwill	5,067	5,081
Brands	5,012	5,023
Management and franchise contracts, net	1,556	1,471
Other intangible assets, net	191	206
Operating lease right-of-use assets	494	577
Property and equipment, net	682	684
Deferred income tax assets	202	252
Other	485	484
Total intangibles and other assets (variable interest entities – $348 and $341)	13,689	13,778
TOTAL ASSETS	$16,801	$16,774
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other	$2,448	$2,336
Current maturities of long-term debt	626	25
Current portion of deferred revenues	828	858
Current portion of liability for guest loyalty program	1,371	1,289
Total current liabilities (variable interest entities – $39 and $47)	5,273	4,508
Long-term debt	12,731	12,338
Operating lease liabilities	615	730
Deferred revenues	1,721	1,648
Deferred income tax liabilities	244	322
Liability for guest loyalty program	1,738	1,624
Other	1,038	950
Total liabilities (variable interest entities – $325 and $340)	23,360	22,120
Commitments and contingencies – see Note 11
Redeemable Noncontrolling Interests	4	13
Equity (Deficit):
Common stock, $0.01 par value; 10,000,000,000 authorized shares, 223,093,590 outstanding as of September 30, 2026 and 230,433,192 outstanding as of December 31, 2025	3	3
Treasury stock, at cost; 114,764,921 shares as of September 30, 2026 and 106,540,900 shares as of December 31, 2025	(17,044)	(14,428)
Additional paid-in capital	11,395	11,274
Accumulated deficit	(208)	(1,508)
Accumulated other comprehensive loss	(739)	(729)
Total Hilton stockholders' deficit	(6,593)	(5,388)
Noncontrolling interests	30	29
Total deficit	(6,563)	(5,359)
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (DEFICIT)	$16,801	$16,774

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues
Franchise and licensing fees	$815	$739	$2,319	$2,109
Base and other management fees	96	93	290	278
Incentive management fees	71	65	216	212
Ownership	304	322	864	888
Other revenues	72	64	210	187
	1,358	1,283	3,899	3,674
Cost reimbursement revenues	1,967	1,837	5,704	5,278
Total revenues	3,325	3,120	9,603	8,952

Expenses
Ownership	271	277	772	802
Depreciation and amortization	52	46	151	130
General and administrative	110	95	327	298
Other expenses	32	23	100	75
	465	441	1,350	1,305
Reimbursed expenses	1,951	1,902	5,808	5,556
Total expenses	2,416	2,343	7,158	6,861

Operating income	909	777	2,445	2,091

Interest expense	(184)	(159)	(529)	(455)
Loss on foreign currency transactions	(7)	(9)	(19)	(8)
Other non-operating income (loss), net	4	(5)	23	15

Income before income taxes	722	604	1,920	1,643

Income tax expense	(186)	(183)	(519)	(480)

Net income	536	421	1,401	1,163
Net loss (income) attributable to redeemable and nonredeemable noncontrolling interests	—	(1)	2	(3)
Net income attributable to Hilton stockholders	$536	$420	$1,403	$1,160

Earnings per share:
Basic	$2.39	$1.79	$6.18	$4.89
Diluted	$2.37	$1.78	$6.13	$4.84

Cash dividends declared per share	$0.15	$0.15	$0.45	$0.45

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$536	$421	$1,401	$1,163
Other comprehensive income (loss), net of tax benefit (expense):
Currency translation adjustment, net of tax of $1, $(1), $—(1) and $4	7	(7)	(20)	101
Pension liability adjustment, net of tax of $—(1), $—(1), $(2) and $(2)	2	3	7	7
Cash flow hedge adjustment, net of tax of $—(1), $2, $1 and $13	—	(5)	2	(39)
Total other comprehensive income (loss)	9	(9)	(11)	69

Comprehensive income	545	412	1,390	1,232
Comprehensive loss (income) attributable to redeemable and nonredeemable noncontrolling interests	(1)	—	3	(3)
Comprehensive income attributable to Hilton stockholders	$544	$412	$1,393	$1,229
____________
(1)Amount was less than $1 million.

See notes to condensed consolidated financial statements.

HILTON WORLDWIDE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Operating Activities:
Net income	$1,401	$1,163
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of contract acquisition costs	48	42
Depreciation and amortization expenses	151	130
Loss on foreign currency transactions	19	8
Share-based compensation expense	165	135
Deferred income taxes	(30)	30
Contract acquisition costs, net of refunds	(155)	(103)
Change in deferred revenues	43	91
Change in liability for guest loyalty program	196	218
Working capital changes and other	(27)	212
Net cash provided by operating activities	1,811	1,926
Investing Activities:
Capital expenditures for property and equipment	(53)	(71)
Issuance of financing receivables	(26)	—
Settlements of undesignated derivative financial instruments	—	7
Capitalized software costs	(70)	(62)
Other	—	(4)
Net cash used in investing activities	(149)	(130)
Financing Activities:
Borrowings	1,565	1,875
Repayment of debt	(588)	(1,407)
Debt issuance costs	(21)	(15)
Dividends paid	(103)	(108)
Repurchases of common stock	(2,633)	(2,403)
Share-based compensation tax withholdings	(73)	(72)
Proceeds from share-based compensation	55	47
Settlements of interest rate swap with financing component	7	31
Acquisition of redeemable noncontrolling interests	(5)	—
Net cash used in financing activities	(1,796)	(2,052)

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(6)	6
Net decrease in cash, restricted cash and cash equivalents	(140)	(250)
Cash, restricted cash and cash equivalents, beginning of period	970	1,376
Cash, restricted cash and cash equivalents, end of period	$830	$1,126

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

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and are unaudited. We have condensed or omitted certain disclosures normally included in annual financial statements presented in accordance with GAAP; however, we believe the disclosures made are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Note 2: Revenues from Contracts with Customers

Contract Liabilities

The following table summarizes the activity of our contract liabilities, which are classified as components of current and long-term deferred revenues, during the nine months ended September 30, 2026:

(in millions)
Balance as of December 31, 2025	$2,354
Cash received in advance and not recognized as revenue	805
Revenue recognized(1)	(584)
Other(2)	(124)
Balance as of September 30, 2026	$2,451
____________
(1)Primarily related to Hilton Honors, our guest loyalty program, including co-branded credit card arrangements.
(2)Primarily represents the changes in estimated transaction prices for our performance obligations related to the issuance of Hilton Honors points, which had no effect on revenues.

Performance Obligations

As of September 30, 2026, deferred revenues for unsatisfied performance obligations consisted of: (i) $1,581 million related to Hilton Honors that will be recognized as revenue over approximately the next two years; (ii) $857 million related to advance consideration received from hotel owners for application, initiation and other fees and system implementation fees; and (iii) $13 million related to other obligations. These performance obligations are recognized as revenue as discussed in Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Note 3: Consolidated Variable Interest Entities

As of September 30, 2026 and December 31, 2025, we consolidated two variable interest entities ("VIEs") that each lease one hotel property, both of which are located in Japan, and for which the assets are only available to settle the obligations of the respective entities and the liabilities of the respective entities are non-recourse to us. We consolidated these VIEs since we are the primary beneficiary, having the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb losses and the right to receive benefits that could be significant to each of the VIEs individually.

Our condensed consolidated balance sheets include the assets and liabilities of these entities, including the effect of foreign currency translation, which primarily comprised the following:

	September 30,	December 31,
	2026	2025
	(in millions)
Cash and cash equivalents	$47	$63
Accounts receivable, net	12	17
Other current assets	2	1
Property and equipment, net	290	283
Deferred income tax assets	19	18
Other non-current assets	39	39
Accounts payable, accrued expenses and other	34	41
Long-term debt(1)	286	291
____________
(1)Represents finance lease liabilities; includes current maturities of $4 million as of September 30, 2026 and December 31, 2025.

Note 4: Debt

Long-term debt balances, including obligations for finance leases, and associated interest rates and maturities as of September 30, 2026, were as follows:

	September 30,	December 31,
	2026	2025
	(in millions)
Senior secured term loan facility with a rate of 5.65%, due 2030	$3,119	$3,119
Senior notes with a rate of 4.875%, due 2027(1)	600	600
Senior notes with a rate of 5.875%, due 2029(1)	550	550
Senior notes with a rate of 3.750%, due 2029(1)	800	800
Senior notes with a rate of 4.875%, due 2030(1)	1,000	1,000
Senior notes with a rate of 4.000%, due 2031(1)	1,100	1,100
Senior notes with a rate of 5.500%, due 2031(1)	1,000	—
Senior notes with a rate of 3.625%, due 2032(1)	1,500	1,500
Senior notes with a rate of 6.125%, due 2032(1)	450	450
Senior notes with a rate of 5.875%, due 2033(1)	1,000	1,000
Senior notes with a rate of 5.750%, due 2033(1)	1,000	1,000
Senior notes with a rate of 5.500%, due 2034(1)	1,000	1,000
Finance lease liabilities with a weighted average rate of 4.60%, due 2026 to 2060(2)	334	340
	13,453	12,459
Less: unamortized deferred financing costs and discount	(96)	(96)
Less: current maturities of long-term debt(3)	(626)	(25)
	$12,731	$12,338
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
(3)Represents current maturities of finance lease liabilities and the 4.875% Senior Notes due 2027 (the "2027 Senior Notes"). We believe that we have sufficient sources of liquidity and access to debt financing to address the current maturities of long-term debt at or prior to the respective maturity dates.

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

In March 2026, we amended the credit agreement governing our Revolving Credit Facility to extend the maturity date, which we expect to be March 2031, and reprice the rate on amounts outstanding to the secured overnight financing rate ("SOFR") plus 1.00%. In connection with this amendment, we incurred approximately $5 million of debt issuance costs. During the nine months ended September 30, 2026, we borrowed and subsequently repaid an aggregate $565 million under the Revolving Credit Facility. As of September 30, 2026, no borrowings were outstanding under the Revolving Credit Facility, which had an available borrowing capacity of $1,894 million after considering $106 million of letters of credit outstanding.

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

Note 5: Fair Value Measurements

The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below:

	September 30, 2026
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Liabilities:
Long-term debt(2)	$13,119	$9,439	$—	$3,127

	December 31, 2025
		Hierarchy Level
	Carrying Value(1)	Level 1	Level 2	Level 3
	(in millions)
Assets:
Interest rate swap(3)	$7	$—	$7	$—
Liabilities:
Long-term debt(2)	12,119	8,922	—	3,142
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
(3)In March 2026, our interest rate swap with a notional amount of $1.6 billion matured. As such, the Company does not have any interest rate swaps outstanding as of September 30, 2026.

Note 6: Income Taxes

At the end of each quarter, we estimate the effective income tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of income (loss) before income taxes, which is subject to federal, state, local and foreign income taxes.

Note 7: Share-Based Compensation

Our share-based compensation primarily consists of awards that we grant to eligible employees under the Hilton 2017 Omnibus Incentive Plan (the "2017 Plan") and includes time-vesting restricted stock units ("RSUs"), nonqualified stock options ("options") and performance-vesting RSUs ("performance shares"). In May 2026, stockholders approved the amendment and restatement of the 2017 Plan to authorize an additional 846,000 shares of common stock for issuance and extend the term of the 2017 Plan to May 2036. We recognized share-based compensation expense of $59 million and $44 million during the three months ended September 30, 2026 and 2025, respectively, and $165 million and $135 million during the nine months ended September 30, 2026 and 2025, respectively, which included amounts reimbursed by hotel owners.

RSUs

During the nine months ended September 30, 2026, we granted 340,000 RSUs with a weighted average grant date fair value per share of $313.33, which generally vest in equal annual installments over two or three years from the date of grant.

Options

During the nine months ended September 30, 2026, we granted 177,000 options with an exercise price per share of $313.35, which vest in equal annual installments over three years from the date of grant and terminate 10 years from the date of grant or earlier if the individual’s service terminates under certain circumstances.

The grant date fair value per share of the options granted during the nine months ended September 30, 2026 was $113.22, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

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

Performance Shares

During the nine months ended September 30, 2026, we granted 128,000 performance shares with a grant date fair value per share of $313.35, which vest three years from the date of grant based on the achievement of various performance measures.

As of September 30, 2026, we determined that all of the performance measures for all outstanding performance shares granted in 2024, 2025 and 2026 were probable of achievement, with the average of the applicable achievement factors estimated to be between the target and maximum achievement percentages for performance shares granted in 2024 and 2025 and at the target achievement percentage for the performance shares granted in 2026.

Note 8: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Basic EPS:
Numerator:
Net income attributable to Hilton stockholders	$536	$420	$1,403	$1,160
Denominator:
Weighted average shares outstanding	224	234	227	237
Basic EPS	$2.39	$1.79	$6.18	$4.89

Diluted EPS:
Numerator:
Net income attributable to Hilton stockholders	$536	$420	$1,403	$1,160
Denominator:
Weighted average shares outstanding(1)	226	237	229	240
Diluted EPS	$2.37	$1.78	$6.13	$4.84
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

Note 9: Noncontrolling Interests, Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Loss

The following tables present the changes in the redeemable and nonredeemable noncontrolling interests and the components of stockholders' equity (deficit) attributable to Hilton stockholders:

	Three Months Ended September 30, 2026
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
	(in millions)	(in millions)
Balance as of June 30, 2026	$5	225.7	$3	$(16,190)	$11,341	$(710)	$(747)	$28	$(6,275)
Net income (loss)	(1)	—	—	—	—	536	—	1	537
Other comprehensive income	—	—	—	—	—	—	8	1	9
Dividends	—	—	—	—	—	(34)	—	—	(34)
Repurchases of common stock	—	(2.6)	—	(854)	—	—	—	—	(854)
Share-based compensation	—	—	—	—	54	—	—	—	54
Balance as of September 30, 2026	$4	223.1	$3	$(17,044)	$11,395	$(208)	$(739)	$30	$(6,563)

	Three Months Ended September 30, 2025
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
	(in millions)	(in millions)
Balance as of June 30, 2025	$15	235.8	$3	$(12,907)	$11,174	$(2,155)	$(705)	$26	$(4,564)
Net income (loss)	(1)	—	—	—	—	420	—	2	422
Other comprehensive loss	—	—	—	—	—	—	(8)	(1)	(9)
Dividends	—	—	—	—	—	(35)	—	—	(35)
Repurchases of common stock	—	(2.8)	—	(765)	—	—	—	—	(765)
Share-based compensation	—	0.1	—	—	46	—	—	—	46
Balance as of September 30, 2025	$14	233.1	$3	$(13,672)	$11,220	$(1,770)	$(713)	$27	$(4,905)

	Nine Months Ended September 30, 2026
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
	(in millions)	(in millions)
Balance as of December 31, 2025	$13	230.4	$3	$(14,428)	$11,274	$(1,508)	$(729)	$29	$(5,359)
Acquisition of redeemable noncontrolling interests	(5)	—	—	—	—	—	—	—	—
Net income (loss)	(4)	—	—	—	—	1,403	—	2	1,405
Other comprehensive loss	—	—	—	—	—	—	(10)	(1)	(11)
Dividends	—	—	—	—	—	(103)	—	—	(103)
Repurchases of common stock	—	(8.2)	—	(2,625)	—	—	—	—	(2,625)
Share-based compensation	—	0.9	—	9	121	—	—	—	130
Balance as of September 30, 2026	$4	223.1	$3	$(17,044)	$11,395	$(208)	$(739)	$30	$(6,563)

		Nine Months Ended September 30, 2025
	Redeemable Noncontrolling Interests			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Common Stock						Noncontrolling Interests	Total Deficit
		Shares	Amount
	(in millions)	(in millions)
Balance as of December 31, 2024	$17	241.8	$3	$(11,256)	$11,130	$(2,822)	$(782)	$21	$(3,706)
Net income (loss)	(3)	—	—	—	—	1,160	—	6	1,166
Other comprehensive income	—	—	—	—	—	—	69	—	69
Dividends	—	—	—	—	—	(108)	—	—	(108)
Repurchases of common stock	—	(9.7)	—	(2,425)	—	—	—	—	(2,425)
Share-based compensation	—	1.0	—	9	90	—	—	—	99
Balance as of September 30, 2025	$14	233.1	$3	$(13,672)	$11,220	$(1,770)	$(713)	$27	$(4,905)

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2025	$(507)	$(223)	$1	$(729)
Other comprehensive income (loss) before reclassifications	(19)	—	8	(11)
Amounts reclassified from accumulated other comprehensive loss	—	7	(6)	1
Net other comprehensive income (loss)	(19)	7	2	(10)
Balance as of September 30, 2026	$(526)	$(216)	$3	$(739)

	Currency Translation Adjustment(1)	Pension Liability Adjustment(2)	Cash Flow Hedge Adjustment(3)	Total
	(in millions)
Balance as of December 31, 2024	$(591)	$(240)	$49	$(782)
Other comprehensive income (loss) before reclassifications	100	—	(12)	88
Amounts reclassified from accumulated other comprehensive loss	1	7	(27)	(19)
Net other comprehensive income (loss)	101	7	(39)	69
Balance as of September 30, 2025	$(490)	$(233)	$10	$(713)
____________
(1)Includes net investment hedge gains and intra-entity foreign currency transactions that are of a long-term investment nature. Amount reclassified during the nine months ended September 30, 2025 relates to the liquidation of an investment in a certain foreign entity and was recognized in loss on foreign currency transactions in our condensed consolidated statement of operations.
(2)Amounts reclassified relate to the amortization of prior service cost and amortization of net loss and were recognized in other non-operating income (loss), net in our condensed consolidated statements of operations.
(3)Amounts reclassified were primarily the result of our interest rate swap that hedged our exposure to changes in SOFR prior to its maturity in March 2026, with the related amounts recognized in interest expense in our condensed consolidated statements of operations. Amounts reclassified also related to foreign currency forward contracts that hedge our foreign currency denominated fees, with related amounts recognized in various revenue line items, as applicable, in our condensed consolidated statements of operations.

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

The following table presents revenues for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in millions)
Franchise and licensing fees	$822	$746	$2,342	$2,128
Base and other management fees(1)	110	108	333	324
Incentive management fees(1)	80	74	239	221
Management and franchise	1,012	928	2,914	2,673
Ownership	304	322	864	888
Segment revenues	1,316	1,250	3,778	3,561
Amortization of contract acquisition costs	(16)	(15)	(48)	(42)
Other revenues	72	64	210	187
Cost reimbursement revenues(2)	1,967	1,837	5,704	5,278
Intersegment fees elimination(1)	(14)	(16)	(41)	(32)
Total revenues	$3,325	$3,120	$9,603	$8,952
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

The following table presents Adjusted EBITDA for our reportable segments, reconciled to consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in millions)
Management and franchise(1)(2)	$1,012	$928	$2,914	$2,673
Ownership(1)(2)	41	51	101	116
Segment Adjusted EBITDA	1,053	979	3,015	2,789
Corporate and other(3)	5	(3)	(2)	(10)
Interest expense	(184)	(159)	(529)	(455)
Depreciation and amortization expenses	(52)	(46)	(151)	(130)
Loss on foreign currency transactions	(7)	(9)	(19)	(8)
FF&E replacement reserves	(17)	(18)	(40)	(50)
Share-based compensation expense	(59)	(44)	(165)	(135)
Amortization of contract acquisition costs	(16)	(15)	(48)	(42)
Cost reimbursement revenues(4)	1,967	1,837	5,704	5,278
Reimbursed expenses(4)	(1,951)	(1,902)	(5,808)	(5,556)
Other adjustments(5)	(17)	(16)	(37)	(38)
Income before income taxes	$722	$604	$1,920	$1,643
____________
(1)Includes management, royalty and IP fees charged to consolidated hotels in our ownership segment by our management and franchise segment, which were eliminated in our condensed consolidated statements of operations.
(2)No expenses are allocated to the management and franchise segment. For the ownership segment, rent expense is the significant expense regularly provided to the CODM; rent expense was $52 million and $55 million for the three months ended September 30, 2026 and 2025, respectively, and $145 million and $157 million for the nine months ended September 30, 2026 and 2025, respectively. Total other ownership expenses were $215 million and $220 million for the three months ended September 30, 2026 and 2025, respectively, and $626 million and $623 million for the nine months ended September 30, 2026 and 2025, respectively, comprising (i) room expenses; (ii) food and beverage costs; (iii) property expenses; and (iv) other support costs. Ownership segment Adjusted EBITDA also includes income (loss) from hotels owned or leased by entities in which we own a noncontrolling financial interest.
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
(5)Amounts for the three and nine months ended September 30, 2026 include a loss related to the deconsolidation of a subsidiary which previously leased a hotel. Amount for the nine months ended September 30, 2025 includes expected credit losses on financing receivables and restructuring costs related to one of our leased hotels. Amounts for all periods include gains (losses) related to severance and other items, including non-cash charges, such as net gains (losses) related to certain of our investments in unconsolidated affiliates.

Note 11: Commitments and Contingencies

Although our management contracts may include performance clauses, most of these clauses do not require us to fund shortfalls but instead allow the owner to terminate the contract if specified operating performance levels are not achieved. In limited cases, we have provided performance guarantees that obligate us to fund these shortfalls. As of September 30, 2026, we had performance guarantees with expirations ranging from 2028 to 2046 and possible cash outlays totaling $153 million.

We also have extended debt guarantees and provided loan commitments to owners of certain hotels that we currently or in the future will manage or franchise. Our debt guarantees and loan commitments as of September 30, 2026 had expirations ranging from 2026 to 2035 and remaining possible cash outlays totaling $48 million.

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

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2026 will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 12: Supplemental Disclosures of Cash Flow Information

Cash interest paid included within operating activities in our condensed consolidated statements of cash flows was $470 million and $462 million during the nine months ended September 30, 2026 and 2025, respectively. These amounts exclude $7 million and $31 million for the nine months ended September 30, 2026 and 2025, respectively, of cash receipts related to settlements of our interest rate swap with a financing component, which are separately disclosed within financing activities in our condensed consolidated statements of cash flows.

Income tax payments, net of refunds received, were $566 million and $165 million for the nine months ended September 30, 2026 and 2025, respectively. The increase during the period was due to the timing of tax payments.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, future financial results, liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "forecasts," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties including, among others, risks inherent to the hospitality industry; macroeconomic factors beyond our control, such as inflation, changes in interest rates, challenges due to labor shortages or disputes and supply chain disruptions; the loss of key senior management personnel; competition for hotel guests and management and franchise contracts; risks related to doing business with third-party hotel owners; performance of our information technology systems; growth of reservation channels outside of our system; risks of doing business outside of the U.S.; risks associated with geopolitical conflicts, including Iran; uncertainty resulting from U.S. and global political trends, tariffs and other policies, including potential barriers to travel, trade and immigration and other geopolitical events; and our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the "SEC"). We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

Our Business

Hilton is one of the largest global hospitality companies, with 9,620 properties comprising 1,408,417 rooms in 144 countries and territories as of September 30, 2026. Our premier brand portfolio includes luxury, lifestyle, full service, focused service and all-suites brands, as well as timeshare brands. As of September 30, 2026, we had 270 million members in our award-winning guest loyalty program, Hilton Honors, an increase of 15 percent from September 30, 2025.

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

We conduct business in three distinct geographic regions: (i) the Americas; (ii) Europe, Middle East and Africa ("EMEA"); and (iii) Asia Pacific. The Americas region includes North America, South America and Central America, including all Caribbean nations. Although the U.S., which represented 63 percent of our system-wide hotel rooms as of September 30, 2026, is included in the Americas region, it is often analyzed separately and apart from the Americas region and, as such, it is presented separately within our hotel operating statistics in "—Results of Operations." The EMEA region includes Europe, which represents the western-most peninsula of Eurasia stretching from Iceland in the west to Russia in the east, and the Middle East and Africa ("MEA"), which represents the Middle East region and all African nations, including the Indian Ocean island nations. Europe and MEA are often analyzed separately and, as such, are presented separately within our hotel operating statistics in "—Results of Operations." The Asia Pacific region includes the eastern and southeastern nations of Asia, as well as India, Australia, New Zealand and the Pacific Island nations.

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

In addition to our current hotel portfolio, we are focused on the growth of our business by expanding our global hotel network through our development pipeline, which represents hotels that we expect to add to our system in the future. The following table summarizes our development activity:

	As of or for the
	Nine Months Ended
	September 30, 2026
	Hotels	Rooms(1)
Hotel system
Openings	520	67,400
Net additions(2)	450	55,500

Development pipeline
Additions	782	99,600
Count as of period end(3)	3,869	543,100
____________
(1)Rounded to the nearest hundred.
(2)Represents room additions, net of rooms removed from our system. Net unit growth from September 30, 2025 to September 30, 2026 was 6.0 percent.
(3)The hotels in our development pipeline were under development throughout 135 countries and territories, including 26 countries and territories where we had no existing hotels, with nearly half of the rooms under construction and more than half of the rooms located outside of the U.S. Rooms under construction include rooms for hotels under construction or operating hotels that are in the process of conversion to our system. Nearly all of the rooms in our development pipeline will be in our management and franchise segment upon opening. We do not consider any individual development project to be material to us.

Key Business and Financial Metrics Used by Management

Comparable Hotels

We define our comparable hotels as those that were active and operating in our system for at least one full calendar year and were open January 1st of the previous year. We exclude hotels that have undergone a change in brand or ownership type or a large-scale capital project during the current or comparable periods or otherwise do not have available comparable results, such as those that have sustained substantial property damage or encountered business interruption. We exclude strategic partner hotels from our comparable hotels. Of the 9,494 hotels in our system as of September 30, 2026, 585 hotels were strategic partner hotels and 6,679 hotels were classified as comparable hotels. Our 2,230 non-comparable hotels as of September 30, 2026 included (i) 1,143 hotels that were added to our system after January 1, 2025 or that have undergone a change in brand or ownership type during the current or comparable periods reported and (ii) 1,087 hotels that were removed from the comparable group for the current or comparable periods reported because they underwent or are undergoing large-scale capital projects, sustained substantial property damage, encountered business interruption or comparable results were otherwise not available for them.

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

References to occupancy, ADR and RevPAR are presented on a comparable basis, based on the comparable hotels as of September 30, 2026, and references to ADR and RevPAR are presented on a currency neutral basis, unless otherwise noted. As such, comparisons of these hotel operating statistics for the three and nine months ended September 30, 2026 and 2025 use foreign currency exchange rates for the three and nine months ended September 30, 2026, respectively.

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

Results of Operations

The hotel operating statistics by region for our system-wide comparable hotels were as follows:

	Three Months Ended	Change		Nine Months Ended	Change
	September 30, 2026	2026 vs. 2025		September 30, 2026	2026 vs. 2025
System-wide
Occupancy	75.8%	1.4%	pts.	73.0%	1.4%	pts.
ADR	$164.57	3.9%		$163.01	2.7%
RevPAR	$124.70	5.8%		$118.96	4.7%

U.S.
Occupancy	76.7%	2.1%	pts.	74.6%	1.9%	pts.
ADR	$176.71	4.1%		$175.09	2.9%
RevPAR	$135.53	7.0%		$130.53	5.6%

Americas (excluding U.S.)
Occupancy	72.1%	0.8%	pts.	68.4%	0.9%	pts.
ADR	$160.60	5.1%		$158.91	3.9%
RevPAR	$115.72	6.3%		$108.73	5.3%

Europe
Occupancy	81.9%	2.0%	pts.	75.9%	2.2%	pts.
ADR	$189.66	3.9%		$177.32	3.0%
RevPAR	$155.37	6.5%		$134.60	6.0%

MEA
Occupancy	64.8%	(5.0)%	pts.	60.7%	(8.3)%	pts.
ADR	$157.04	1.7%		$185.03	(0.3)%
RevPAR	$101.70	(5.6)%		$112.31	(12.3)%

Asia Pacific
Occupancy	71.9%	(0.7)%	pts.	68.5%	0.8%	pts.
ADR	$99.87	0.5%		$99.68	0.5%
RevPAR	$71.78	(0.5)%		$68.31	1.7%

System-wide RevPAR increased during the three and nine months ended September 30, 2026, due to increases in both system-wide ADR and occupancy. In the U.S., for both the three and nine months ended September 30, 2026, RevPAR increased due to strength in business and group and also benefited from growth in leisure aided by the World Cup. The three months ended September 30, 2026 also benefited from favorable calendar and holiday shifts. The increases in RevPAR in the Americas region, excluding the U.S., were primarily attributable to increases in rate for both the three and nine months ended September 30, 2026, resulting from increased business and group travel, as well as strength across Canada and South America. In Europe, for both the three and nine months ended September 30, 2026, RevPAR increased, driven primarily by growth in business and group, with both periods benefiting from special events, including, for the nine months ended September 30, 2026, the Winter Olympics, which drove increases in leisure and group demand. MEA RevPAR decreased during both the three and nine months ended September 30, 2026 as a result of ongoing geopolitical conflict in the Middle East, with results for the nine months ended September 30, 2026 partially offset by increased demand in January and February 2026 for special events. RevPAR in Asia Pacific decreased for the three months ended September 30, 2026, but increased for the nine months ended September 30, 2026, with both periods benefiting from growth outside of China, particularly in Japan and Korea, as well as from increases in business and group travel. Both periods were impacted by decreases in RevPAR in China due to declines in leisure travel resulting from softer consumer sentiment and business and group travel due to continued government restrictions.

The table below provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in millions)
Net income	$536	$421	$1,401	$1,163
Interest expense	184	159	529	455
Income tax expense	186	183	519	480
Depreciation and amortization expenses	52	46	151	130
Loss on foreign currency transactions	7	9	19	8
FF&E replacement reserves	17	18	40	50
Share-based compensation expense	59	44	165	135
Amortization of contract acquisition costs	16	15	48	42
Cost reimbursement revenues(1)	(1,967)	(1,837)	(5,704)	(5,278)
Reimbursed expenses(1)	1,951	1,902	5,808	5,556
Other adjustments(2)	17	16	37	38
Adjusted EBITDA	$1,058	$976	$3,013	$2,779
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
(2)Amounts for the three and nine months ended September 30, 2026 include a loss related to the deconsolidation of a subsidiary which previously leased a hotel. Amount for the nine months ended September 30, 2025 includes expected credit losses on financing receivables and restructuring costs related to one of our leased hotels. Amounts for all periods include losses (gains) related to severance and other items, including non-cash charges, such as net losses (gains) related to certain of our investments in unconsolidated affiliates.

Revenues

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	(in millions)			(in millions)
Franchise and licensing fees	$815	$739	10.3	$2,319	$2,109	10.0

Base and other management fees	$96	$93	3.2	$290	$278	4.3
Incentive management fees	71	65	9.2	216	212	1.9
Total management fees	$167	$158	5.7	$506	$490	3.3

The currency neutral increases in franchise fees at our comparable franchised hotels of $29 million and $73 million for the three and nine months ended September 30, 2026, respectively, were primarily due to increases in RevPAR. During the three months ended September 30, 2026, RevPAR at our comparable franchised hotels increased 5.8 percent, due to increases in occupancy of 1.6 percentage points and ADR of 3.6 percent. During the nine months ended September 30, 2026, RevPAR at our comparable franchised hotels increased 4.9 percent, due to increases in occupancy of 1.6 percentage points and ADR of 2.7 percent.

The increases in franchise fees included net increases of $16 million and $46 million during the three and nine months ended September 30, 2026, respectively, as a result of net hotel additions between the periods, as well as increases of $11 million and $15 million during the three and nine months ended September 30, 2026, respectively, related to non-comparable hotels that underwent or are undergoing large-scale capital projects, sustained substantial property damage in a prior or current period, encountered business interruption in a prior or current period or comparable results were otherwise not available for them. The increase in franchise fees for the nine months ended September 30, 2026 also includes an increase of $17 million in termination fees.

Licensing fees increased $15 million and $57 million for the three and nine months ended September 30, 2026, respectively, as a result of increases in fees from our strategic partnerships, primarily resulting from activity under our co-branded credit card arrangements, HGV and branded residential fees. Increased fees from HGV were the result of increased timeshare revenues earned by HGV, inclusive of the impact of adding new timeshare properties to our system between the periods.

The currency neutral increase in base management fees at our comparable managed hotels of $12 million for the nine months ended September 30, 2026 was primarily due to increased RevPAR. During the nine months ended September 30, 2026, RevPAR at our comparable managed hotels increased 4.0 percent, due to increases in occupancy of 0.6 percentage points and ADR of 3.1 percent. Management fees also increased $5 million as a result of net hotel additions between the periods. These increases were partially offset by an $8 million decrease in termination fees.

The increase in incentive management fees for the three months ended September 30, 2026 was primarily attributable to increased hotel profitability.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	(in millions)			(in millions)
Ownership revenues	$304	$322	(5.6)	$864	$888	(2.7)

The $18 million decrease in ownership revenues for the three months ended September 30, 2026 included a currency neutral decrease of $12 million and a $6 million decrease resulting from unfavorable fluctuations in foreign currency exchange rates. The $24 million decrease in ownership revenues for the nine months ended September 30, 2026 included a currency neutral decrease of $28 million, partially offset by a $4 million increase resulting from favorable fluctuations in foreign currency exchange rates.

Revenues from our comparable hotels in our ownership segment increased $7 million for the nine months ended September 30, 2026, on a currency neutral basis, primarily due to an increase in food and beverage revenue.

Revenues from our non-comparable hotels within our ownership segment decreased $14 million and $35 million for the three and nine months ended September 30, 2026, respectively, on a currency neutral basis, primarily due to hotels that underwent or are undergoing a renovation. The decrease for the nine months ended September 30, 2026 was also due to a hotel that exited our system between the periods.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	(in millions)			(in millions)
Other revenues	$72	$64	12.5	$210	$187	12.3

The increases in other revenues for the three and nine months ended September 30, 2026 were primarily related to increases in vendor incentives for activity related to our purchasing operations.

Operating Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	(in millions)			(in millions)
Ownership expenses	$271	$277	(2.2)	$772	$802	(3.7)

The $6 million decrease in ownership expenses for the three months ended September 30, 2026 included a currency neutral decrease of $2 million and a $4 million decrease resulting from favorable fluctuations in foreign currency exchange rates. The $30 million decrease in ownership expenses for the nine months ended September 30, 2026 included a currency neutral decrease of $41 million, partially offset by an $11 million increase resulting from unfavorable fluctuations in foreign currency exchange rates.

Expenses from our comparable hotels in our ownership segment increased $7 million, on a currency neutral basis, during both the three and nine months ended September 30, 2026 primarily as a result of increased occupancy and the associated higher operating costs.

The $9 million and $48 million decreases in ownership expenses, on a currency neutral basis, from our non-comparable hotels within our ownership segment during the three and nine months ended September 30, 2026, respectively, were primarily due to hotels that are undergoing renovations. The decrease for the nine months ended September 30, 2026 was also due to a hotel that exited our system between the periods.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	(in millions)			(in millions)
Depreciation and amortization expenses	$52	$46	13.0	$151	$130	16.2
General and administrative expenses	110	95	15.8	327	298	9.7
Other expenses	32	23	39.1	100	75	33.3

The increases in depreciation and amortization expenses were primarily related to additional finance lease assets and software placed in service between the periods.

The increases in general and administrative expenses were primarily due to increases in costs related to payroll and other compensation costs.

The increases in other expenses were primarily due to higher non-cash charges.

Non-operating Income and Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	(in millions)			(in millions)
Interest expense	$(184)	$(159)	15.7	$(529)	$(455)	16.3
Loss on foreign currency transactions	(7)	(9)	(22.2)	(19)	(8)	NM(1)
Other non-operating income (loss), net	4	(5)	NM(1)	23	15	53.3
Income tax expense	(186)	(183)	1.6	(519)	(480)	8.1
____________
(1)Fluctuation in terms of percentage change is not meaningful.

In May 2025, we repaid, at maturity, all $500 million in aggregate principal amount of the 5.375% Senior Notes due 2025 (the "2025 Senior Notes"). In both July 2025 and December 2025, we issued $1.0 billion of Senior Notes (the "July 2025 Senior Notes Issuance" and the "December 2025 Senior Notes Issuance," respectively) for a total aggregate principal amount of $2.0 billion. In December 2025, we also redeemed all $500 million in aggregate principal amount of the 5.750% Senior Notes due 2028 (the "2028 Senior Notes").

During the three months ended September 30, 2026, the increase in interest expense was primarily attributable to an increase of $29 million due to the December 2025 Senior Notes Issuance and the May 2026 Senior Notes Issuance. During the nine months ended September 30, 2026, the increase in interest expense was primarily attributable to an increase of $96 million due to the July 2025 Senior Notes Issuance, December 2025 Senior Notes Issuance and May 2026 Senior Notes Issuance. During the three and nine months ended September 30, 2026, the increases in interest expense were also attributable to increases of $14 million and $30 million, respectively, due to the expiration of the interest rate swap used to mitigate floating interest rate risk in March 2026. During the three and nine months ended September 30, 2026, the increases were partially offset by decreases in interest expense of $7 million and $22 million, respectively, due to the repayment of the 2028 Senior Notes in 2025, and decreases in interest expense on the Term Loans of $5 million and $15 million, respectively, due to decreases in average one-month SOFR for the comparable periods. The increase for the nine months ended September 30, 2026 was also partially offset by a decrease of $9 million in interest expense due to the repayment of the 2025 Senior Notes.

The net losses on foreign currency transactions are the result of changes in foreign currency exchange rates, including on certain intercompany financing arrangements, such as short-term cross-currency intercompany loans, as well as transactions denominated in foreign currencies.
The net change in other non-operating income (loss), net during the three months ended September 30, 2026 was primarily driven by a decrease in losses on investments in unconsolidated affiliates year over year. The net increase in other non-operating income, net during the nine months ended September 30, 2026 was primarily driven by a decrease in losses on investments in unconsolidated affiliates year over year and a decrease in expected credit losses on financing receivables during the nine months ended September 30, 2025, partially offset by a decrease in interest income due to decreased average interest rates and a lower average cash balance.

The increases in income tax expense during the three and nine months ended September 30, 2026 were primarily attributable to increases of $30 million and $69 million, respectively, resulting from increases in income before income taxes, with both periods partially offset by a $26 million decrease attributable to an increase in tax credits.

Segment Results

As of September 30, 2026, our management and franchise segment included 892 managed and 8,683 franchised and licensed properties, which included 126 timeshare and 585 strategic partner hotels, consisting of 1,393,536 total rooms, and our ownership segment included 45 hotels consisting of 14,881 total rooms. Refer to Note 10: "Business Segments" in our unaudited condensed consolidated financial statements for reconciliations of revenues for our reportable segments to consolidated total revenues and of segment Adjusted EBITDA to consolidated income before income taxes.

Franchise and licensing fees and total management fees, including fees charged to our ownership segment and excluding amortization of contract acquisition costs, reflect our management and franchise segment revenues and segment Adjusted EBITDA. Our ownership segment Adjusted EBITDA reflects revenues from consolidated hotels within our ownership segment, less (i) ownership expenses, excluding FF&E replacement reserves expenses, share-based compensation expenses and certain other items, less (ii) fees charged by our management and franchise segment to our ownership segment, plus (iii) income (loss) from hotels owned or leased by entities in which we own a noncontrolling financial interest. For the three and nine months ended September 30, 2026, refer to "—Revenues" for further discussion of the changes in our franchise and licensing fees and total management fees as well as for further discussion of the changes in revenues from our ownership segment. Refer to "—Operating Expenses" for further discussion of the changes in our ownership segment expenses.

Liquidity and Capital Resources

Overview

As of September 30, 2026, we had total cash and cash equivalents of $830 million, including $56 million of restricted cash and cash equivalents. The majority of our restricted cash and cash equivalents is related to cash collateral and cash held for FF&E reserves.

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

In March 2026, we amended the credit agreement governing our Revolving Credit Facility to extend the maturity date, which we expect to be March 2031, and reprice the rate on amounts outstanding to SOFR plus 1.00%. During the nine months ended September 30, 2026, we borrowed and subsequently repaid an aggregate of $565 million under the Revolving Credit Facility. In May 2026, we issued the 5.500% 2031 Senior Notes and used a portion of the net proceeds to fully repay borrowings drawn under the Revolving Credit Facility earlier in the period. Refer to Note 4: "Debt" in our unaudited condensed consolidated financial statements for additional information. Except for the amendment to the credit agreement governing our Revolving Credit Facility in March 2026 and the May 2026 Senior Notes Issuance, there were no material changes to our contractual obligations from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

During the nine months ended September 30, 2026, we repurchased approximately 8.2 million shares of our common stock for $2,602 million, excluding the excise tax on share repurchases. As of September 30, 2026, approximately $2.2 billion remained available for share repurchases under our stock repurchase program.

In circumstances where we have the opportunity to support our strategic objectives, we may provide guarantees or other commitments, as necessary, to owners of hotels that we currently or in the future will manage or franchise or other third parties. See Note 11: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements for additional information on our commitments that were outstanding as of September 30, 2026.

We have a long-term investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments and returning available capital to stockholders through dividends and share repurchases. Within the framework of our investment policy, we intend to finance our business activities primarily with cash on our balance sheet as of September 30, 2026, cash generated from our operations and, as needed, the use of the available capacity of our Revolving Credit Facility. We have continued access to debt markets and have obtained, and expect to continue to be able to obtain, financing as a source of liquidity as required and to extend maturities of existing borrowings, if necessary. Additionally, we may from time to time pre-sell Hilton Honors points through strategic partnership arrangements as a source of liquidity.

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

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our net cash flows:

	Nine Months Ended		Percent
	September 30,		Change
	2026	2025	2026 vs. 2025
	(in millions)
Net cash provided by operating activities	$1,811	$1,926	(6.0)
Net cash used in investing activities	(149)	(130)	14.6
Net cash used in financing activities	(1,796)	(2,052)	(12.5)

Operating Activities

Cash flows from operating activities were primarily generated from management, franchise and licensing fee revenue. The decrease in net cash inflows during the period was primarily due to a $401 million increase in income tax payments due to timing. The decrease was partially offset by an increase in cash inflows generated from management, franchise and licensing fees, discussed in "—Revenues," largely as a result of revenues from our comparable managed and franchised hotels driven by an increase in RevPAR, as well as revenues from net franchise hotel additions and licensing fees from our strategic partnerships.

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

Financing Activities

The decrease in net cash used in financing activities was attributable to a cash outflow of $500 million for the repayment of the 2025 Senior Notes during the nine months ended September 30, 2025, partially offset by an increase of $230 million in cash outflows for share repurchases for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Debt and Borrowing Capacity

As of September 30, 2026, our total indebtedness, excluding the deduction for unamortized deferred financing costs and discount, was approximately $13.5 billion. No debt amounts were outstanding under the Revolving Credit Facility, which had an available borrowing capacity of $1,894 million after considering $106 million of letters of credit outstanding. For additional information on our total indebtedness and guarantees on our debt, refer to Note 4: "Debt" in our unaudited condensed consolidated financial statements.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or issue additional equity securities. We do not have any material indebtedness outstanding that matures until April 2029, other than the $600 million 2027 Senior Notes due April 2027. We believe that we have sufficient sources of liquidity and access to debt financing to address the repayment of the 2027 Senior Notes at or prior to their maturity date as well as all indebtedness that becomes due thereafter. Our ability to make scheduled principal payments and to pay interest on our debt depends on our future operating performance, which is subject to general conditions in or affecting the hospitality industry that may be beyond our control.

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and, during the nine months ended September 30, 2026, there were no material changes to those critical accounting estimates that were previously disclosed.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in one-month SOFR, the benchmark rate for which the interest rate of the majority of our variable-rate indebtedness is based on, and foreign currency exchange rates. These rate changes may affect future income, cash flows and the fair value of the Company, its assets and its liabilities. In certain situations, we may seek to reduce volatility associated with changes in interest rates and foreign currency exchange rates by entering into derivative financial instruments intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial instruments to the extent they meet our objectives to reduce volatility in our results of operations and cash flows, and we do not use derivatives for speculative purposes. In March 2026, our interest rate swap with a notional amount of $1.6 billion matured. As such, the Company does not have any interest rate swaps outstanding to hedge its variable-rate indebtedness as of September 30, 2026. Our exposure to market risk has not otherwise materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Item 1A. Risk Factors

As of September 30, 2026, there have been no material changes from the risk factors previously disclosed under "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended September 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
July 1, 2026 to July 31, 2026	836,450	$327.59	836,450	$2,735
August 1, 2026 to August 31, 2026	839,435	323.79	839,435	2,463
September 1, 2026 to September 30, 2026	964,680	310.26	964,680	2,164
Total	2,640,565	320.05	2,640,565
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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except the following trading arrangement:

On September 15, 2026, Laura Fuentes, Executive Vice President and Chief Human Resources Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 5,500 shares of our common stock until May 21, 2027.

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934

Pursuant to Section 13(r) of the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the quarter ended September 30, 2026 that requires disclosure under Section 13(r) of the Exchange Act.

During the quarter ended September 30, 2026, the entity that is the indirect majority beneficial owner of the Hilton Frankfurt Gravenbruch and the indirect majority beneficial owner of the physical land and building where the Hilton Frankfurt City Centre is located was sanctioned by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”).

In response, affiliates of the Company promptly wound down all of the Company’s operations with respect to the Hilton Frankfurt Gravenbruch. During the wind-down, affiliates of the Company managed the Hilton Frankfurt Gravenbruch pursuant to a general license issued by OFAC that lasted for a period of 30 days from July 10, 2026 and a specific license issued to the Company extending the wind-down with respect to the Hilton Frankfurt Gravenbruch through August 31, 2026. From the time the indirect majority beneficial owner was sanctioned by OFAC through September 30, 2026, there was no measurable gross revenue or net profit to the Company relating to the management of this hotel.

In addition, the Company applied for, and OFAC granted, a specific license authorizing the Company an extension of time until October 31, 2026, for the Company to wind down its transactions involving the sanctioned entity that is the indirect majority beneficial landlord for the Hilton Frankfurt City Centre. The Company has terminated its lease for the Hilton Frankfurt City Centre effective October 31, 2026, and is in the process of winding down operations at that location. The Company has blocked the rent and associated payments due to the landlord entity, consistent with the terms of the license. From the time the indirect majority beneficial landlord was sanctioned by OFAC through September 30, 2026, the gross revenue to the Company relating to its operation of the Hilton Frankfurt City Centre was approximately $5 million.

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

Date: October 27, 2026